Form 10-Q
period 1999-03-31
WORLDGATE COMMUNICATIONS INC
filed 1999-05-28
CIK 1030058

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            -------------------------

                                    FORM 10-Q

Mark One
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarterly Period Ended March 31, 1999.

                                       or

/_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period From ---------- To ------------ .


                        Commission file number: 333-71997


                         WORLDGATE COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                  23-2866697
--------------------------------------------------------------------------------
      (State of Incorporation)            (I.R.S. Employer Identification No.)


    3220 Tillman Drive, Suite 300
       Bensalem, Pennsylvania                           19020
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)             (Zip Code)

                                 (215) 633-5100
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /_/ No /X/

As of March 31, 1999, there were 15,658,720 shares of common stock, par value $.01 per share, outstanding (assumes the conversion of all outstanding shares of series A, series B and series C preferred stock and of all outstanding shares of class B common stock into common stock and gives retroactive effect to a 2-for-3 stock split).

                         WORLDGATE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


                                                                                         PAGE
PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements and Supplementary Data..................................   1
 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations...................................................................   7
 Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................  11

PART II   OTHER INFORMATION

 Item 1.  Legal Proceedings............................................................  11
 Item 2.  Changes in Securities and Use of Proceeds....................................  11
 Item 4.  Submission of Matters to a Vote of Security Holders..........................  14
 Item 6.  Exhibits and Reports on Form 8-K.............................................  14


                          PART I. FINANCIAL INFORMATION


ITEM 1.  FHINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     WORLDGATE COMMUNICATIONS, INC.

                        CONDENSED BALANCE SHEETS
                              (unaudited)


                                                               (DOLLARS IN THOUSANDS)
                                                               MARCH 31,  DECEMBER 31,
                                                                 1999        1998
                                                               ---------  ------------
                                 ASSETS
Current assets:
 Cash and cash equivalents .................................   $  4,544    $    128
 Restricted cash ...........................................        240         240
 Accounts receivable, trade ................................        475         572
 Inventory .................................................      2,788       2,737
 Prepaid and other assets ..................................        498         172
                                                               --------    --------

  Total current assets .....................................      8,545       3,849
                                                               --------    --------

Property and equipment, at cost ............................        790         780
 less: accumulated depreciation and amortization ...........       (172)       (137)
                                                               --------    --------

  Property and equipment, net ..............................        618         643
Deposits and other .........................................      1,129       1,129
                                                               --------    --------

  Total assets .............................................   $ 10,292    $  5,621
                                                               --------    --------
                                                               --------    --------

                  LIABILITY AND STOCKHOLDERS' DEFICIT

Current Liabilities:
 Current portion, notes payable ............................   $  5,030    $    516
 Current portion, capital lease ............................          4           4
 Accounts payable ..........................................      2,556       5,166
 Accrued expenses ..........................................        182         128
 Accrued compensation and benefits .........................      1,546       1,283
                                                               --------    --------

  Total current liabilities ................................      9,318       7,097

 Notes payable .............................................        459         596
 Capital leases ............................................         11          11
                                                               --------    --------

  Total liabilities ........................................      9,788       7,704
                                                               --------    --------

Commitments and contingent liabilities

Series A Convertible Mandatory Redeemable Preferred Stock,
 $.01 par value, 2,752,111 shares authorized and outstanding     17,144      16,578

Series B Convertible Mandatory Redeemable Preferred Stock,
 $.01 par value, 3,270,760 shares authorized and 2,803,031
 outstanding ...............................................     24,413      23,569

Series C Convertible Mandatory Redeemable Preferred Stock,
 $.01 par value,  3,181,819 shares authorized,
 1,529,714 and 832,277 outstanding at March 31, 1999 and
 December 31, 1998, respectively ...........................     17,485       9,129

Warrant for Series B Convertible Mandatory Redeemable
 Preferred Stock ...........................................        881         881

Stockholders' deficit:
 Class B common stock, $.01 par value; 27,608,000 shares
 authorized, 9,100,801 shares issued and outstanding .......         91          91
 Warrant for Class B Common Stock ..........................      1,030        --
 Accumulated deficit .......................................    (59,268)    (51,300)
 Unearned stock-based compensation .........................     (1,272)     (1,031)
                                                               --------    --------
  Total stockholders' deficit ..............................    (59,419)    (52,240)
                                                               --------    --------

  Total liabilities and stockholders' deficit ..............   $ 10,292    $  5,621
                                                               --------    --------
                                                               --------    --------



     The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                           (DOLLARS IN THOUSANDS)
                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                          1999                 1998
                                                                          ----                 ----
Revenues                                                                $     549           $       4
                                                                        ---------           ---------
Costs and expenses:
    Cost of revenues                                                        1,834               1,924
    Engineering and development                                             2,330               2,286
    Sales and marketing                                                     1,355               1,181
    General and administrative                                              1,137                 822
    Depreciation and amortization                                              35                  21
                                                                        ---------           ---------
        Total costs and expenses                                            6,691               6,234
                                                                        ---------           ---------
Loss from operations                                                       (6,142)             (6,230)

Interest income                                                                38                 198

Interest expense                                                              (93)                (15)
                                                                        ---------           ---------
        Net loss                                                           (6,197)             (6,047)

Accretion on preferred stock                                               (2,111)             (1,410)
                                                                        ---------           ---------
        Net loss available to common stockholders                       $  (8,308)          $  (7,457)
                                                                        ---------           ---------
                                                                        ---------           ---------
Net loss per common share - basic and diluted                           $   (0.91)          $   (0.82)
                                                                        ---------           ---------
                                                                        ---------           ---------
Weighted average common shares outstanding - basic and diluted          9,100,801           9,100,801
                                                                        ---------           ---------
                                                                        ---------           ---------


   The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                         (DOLLARS IN THOUSANDS)
                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                           1999            1998
                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $ (6,197)        $ (6,047)
    Adjustments to reconcile net loss to cash used in
        operating activities:
            Depreciation and amortization                                     35               21
            Amortization of deferred compensation                             99               28
            Amortization of debt issue costs                                  63             --
            Changes in operating assets and liabilities:
                Accounts receivable                                           97                7
                Inventories                                                  (51)            (541)
                Prepaid and other assets                                    (326)             (43)
                Accounts payable                                          (2,610)             304
                Accrued expenses                                              54              578
                Accrued compensation and benefits                            263             (366)
                                                                          ------              ---
                    Net cash used in operating activities                 (8,573)          (6,059)
                                                                          ------              ---

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (10)            (275)
    Purchases of short-term investments                                     --             (2,042)
    Proceeds from maturities of short-term investments                      --              3,000

                                                                          ------              ---
        Net cash (used in) provided by investing activities                  (10)             683
                                                                          ------              ---

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock                              7,672              142
    Stock issuance costs                                                     (17)            --
    Proceeds from notes payable                                            6,000              439
    Debt issue costs                                                        (530)            --
    Repayments of capital leases and notes payable                          (126)             (75)
                                                                          ------              ---

        Net cash provided by financing activities                         12,999              506
                                                                          ------              ---

        Net increase (decrease) in cash and cash equivalents               4,416           (4,870)

Cash and cash equivalents, beginning of period                               128            4,880
                                                                          ------              ---

Cash and cash equivalents, end of period                                $  4,544         $     10
                                                                          ------              ---
                                                                          ------              ---

Noncash investing and financing activities:
    Accretion on preferred stock                                        $  2,111         $  1,410
    Issuance of warrants in connection with financing agreements           1,030



   The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation

         The unaudited financial statements of WorldGate Communications, Inc. (the "Company") for the three months ended March 31, 1999 and March 31, 1998 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998 and the notes thereto included in the Company's Registration Statement on Form S-1 (No.
333-71997).

         The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results may not be indicative of results which would be expected for the full year. The Company operates in a single segment.

2.       Recent Accounting Pronouncements

         Cost of Computer Software. Effective January 1, 1999, the Company adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under SOP No. 98-1, the Company capitalizes the cost of internal-use software that has a useful life in excess of one year. Such costs sometimes include payroll-related costs for internally developed software. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it currently does not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

3.       Inventories

         Inventories are summarized as follows:


                                               March 31,    December 31,
                                                 1999          1998
                                                ------        -----
         Raw Material......................   $  968,404      991,670
         Work in Progress..................       86,980       16,461
         Finished Goods....................    1,732,908    1,728,381
                                              ----------   ----------
                                              $2,788,292   $2,736,512
                                              ----------   ----------
                                              ----------   ----------



         Customers held $1,314,035 and $1,264,051 of the Company's finished goods inventories at March 31, 1999 and December 31, 1998, respectively, for use in system trials.

4.       Financing Agreements

         In 1998, the Company's $1,000,000 equipment facility was increased to $2,000,000 of which $419,044 remained available at March 31, 1999 and December 31,1998. The weighted average interest rate on the outstanding notes payable borrowings under this facility at March 31, 1999 and December 31, 1998 was 8.89%.

         In March 1999, the Company received proceeds of $911,600 and $4,558,000 through the issuance of $1,000,000 and $5,000,000 of notes payable with a stated interest rate of 12.48% due September 1999 and December 1999, respectively. In connection with the issuance of these notes payable, the holders of the notes received warrants to purchase up to 331,490 shares of common stock at an exercise price of $16.50 per share. The fair value of the warrants has been accounted for as an additional discount of the notes payable, which will be amortized as additional interest expense over the term of the notes. These notes payables became immediately due, and were paid, upon the completion of the Company's initial public offering ("IPO") (see footnote no. 8).


5.       Commitments and Contingencies

         Legal

         The Company is a party to various legal actions. The Company does not expect that the ultimate resolution of these legal matters in future periods will have a material effect on its financial position or cash flows, but it could have a material effect on its results of operations.

6.       Stockholders' Deficit

         Convertible Mandatory Redeemable Preferred Stock

         In January and February 1999, the Company sold 697,437 shares of Series C Preferred Stock (convertible into 464,958 shares of common stock, giving effect to a 2-for-3 stock split) at a purchase price of $11.00 per share for approximately $7,600,000. Upon completion of the IPO these shares were converted into shares of common stock (see footnote no. 8).

         Stock Option Plan

         Compensation expense of approximately $340,000 is being recognized over the four-year vesting period of options which were granted to employees to acquire 58,600 shares of common stock in January 1999 at below the estimated fair market value at the time of such grants. Compensation expense related to these options of approximately $21,000 was recognized in the three months ended March 31, 1999. Compensation expense of approximately $78,000 was recognized in the three months ended March 31, 1999 that related to options granted prior to January 1, 1999 at less than the fair market value at the time of such grants.

         Basic and Diluted EPS

         The Company calculates earnings per share (EPS) in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully diluted EPS. Basic EPS is a per share measure of an entity's performance computed by dividing income (loss) available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted earnings per share measures the entity's performance taking into consideration common shares outstanding (as computed under basic
EPS) and dilutive potential common shares, such as stock options. However, entities with a net loss do not include common stock equivalents in the computation of diluted EPS, as the effect would be anti-dilutive. Accordingly, basic and diluted EPS are equal, since common stock equivalents are not included, as inclusion of such shares would have an anti-dilutive effect.

7.       Related Party Transactions

         In 1997, the Company entered into an agreement with a cable operator who is an investor. Revenues recognized from this investor were approximately $431,000 for the three months ended March 31, 1999. Accounts receivable amounted to approximately $276,000 at March 31, 1999.

         In 1997 and 1998, the Company entered into agreements with four stockholders to provide the Company with engineering and development support. As a result of these agreements, the Company has expensed approximately $380,000 for the three months ended March 31, 1999. Accounts payable amounted to approximately $386,000 as of March 31, 1999. These stockholders are suppliers of technology and components for the Company's products and services. These agreements provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company's engineering efforts. These agreements do not provide for ongoing royalties, purchase provisions, nor for any requirement to provide additional funding to the Company. Also, revenues recognized from stockholders who provide engineering and development support, for the three months ended March 31, 1999 amounted to approximately $56,000 from the sale of equipment for use in certain facilities.

         Prior to the IPO the Company received non-binding commitments from current investors and its chairman to provide additional funding if and when necessary.

8.       Subsequent Events

         In April 1999, the Company completed its IPO of 5,000,000 shares of its common stock at $21.00 per share. The proceeds to the Company, net of underwriting discounts, commissions and offering expenses were approximately $96,495,000. In February 1999, the Board of Directors approved a 2-for-3 stock split effective immediately prior to the IPO. All common stock share data has been retroactively adjusted to reflect this change.

         Concurrent with the closing of the IPO, all outstanding shares of the Series C Convertible Preferred Stock and Series B Convertible Preferred Stock automatically converted into an equal number of shares of Class B Common Stock, and all outstanding shares of Series A Convertible Preferred Stock automatically converted into two shares of Class B Common Stock. All of the outstanding shares of Class B Common Stock then converted into common stock.

         In May 1999 the Company closed on the exercise by the underwriters of their over-allotment option to purchase 750,000 additional shares of common stock at $21.00 per share. The proceeds to the Company, net of underwriting discounts, were approximately $14,648,000.

         Upon the completion of the IPO in April 1999, the Company repaid the loans obtained during March 1999 (see footnote 4). As a result of the repayment of the loans the Company will recognize a loss on the early extinguishment of debt of approximately $1,019,000 in April 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS.

         We and our representatives may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate. The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) continued losses, (3) industry competition factors and other uncertainty that a market for the WORLDGATE Servicesm will develop, (4) challenges associated with cable operators (including, uncertainty that they will offer the WORLDGATE Service, inability to predict the manner in which they will market and price the WORLDGATE Service and existence of potential conflicts of interests and contractual limitations impeding their ability to offer the WORLDGATE Service),
(5) challenges associated with cable box manufacturers (including uncertainty that they will support our technology in their cable boxes, (6) challenges with advertisers and television programmers (including uncertainties that they will support our CHANNEL HYPERLINKING-SM- technology), (7) loss of any one of our largest customers, (8) departure of one or more key persons and (9) other risks identified in filings with the Securities and Exchange Commission. We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.

Results of Operations

         Three Months Ended March 31, 1999 and March 31, 1998

         Revenues

         Revenues increased from $4,000 for the three months ended March 31, 1998 to $549,000 for the three months ended March 31, 1999. Substantially, all revenues are attributable to the increase in commercial deployments of the WorldGate-SM- Service and cable subscribers subscribing to the WorldGate Service as of March 31, 1999. At March 31, 1998 there were no commercial deployments or participating subscribers. As of March 31, 1999 there were 7 commercial deployments, with 2,846 cable customers subscribing to the WorldGate Service. For the three months ended March 31, 1999 revenues consisted of $529,000 of headend, keyboard and related product deliveries and $20,000 from subscriber fees.

         Costs and Expenses

              Cost of Revenues. Cost of revenues consisted primarily of product costs related to continuing initial trials, commercial deployments and WorldGate modules to be incorporated into the set-top boxes. Cost of revenues for the three months ended March 31, 1999 were $1,834,000, a decrease of 4.7% from the cost of revenues of $1,924,000 for the three months ended March 31, 1998. This reduction in cost of revenues is primarily attributable to the Company's reduction of nearly 40% in unit costs, partially offset by increased volumes.

              Engineering and Development. Engineering and development expenses primarily consist of the cost of design, programming, testing, documentation and support of the Company's hardware, software and services. Engineering and development costs were $2,330,000 for the three months ended March 31, 1999, an increase of 1.9% when compared to $2,286,000 for the three months ended March 31, 1998. The Company anticipates continued increases in staff and expenditures for new and enhanced products, software and services.

              Sales and Marketing. Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs that cover a domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments. For the three months ended March 31, 1999 and 1998, sales and marketing expenses were $1,355,000 and $1,181,000, respectively. This increase of $174,000 is primarily the result of additional trade show costs of $148,000. The Company anticipates continued increases in its marketing and promotional expenditures with the anticipated growth in number of new, and the expansion of existing, commercial deployments.

Additional increased expenditures are also anticipated for advertising and other trade promotional activities.

              General and Administrative. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $1,137,000 for the three months ended March 31, 1999, an increase of 38.3% when compared to $822,000 for the same period in 1998. This increase of $315,000 was primarily due to a $273,000 placement fee for financing obtained in March 1999. The Company anticipates that general and administrative expenses will continue to increase as the Company hires additional personnel and incurs additional costs related to being a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees.

         Interest Income and Expenses

              Interest income and expenses consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest income decreased from $198,000 for the three months ended March 31, 1998 to $38,000 for the three months ended March 31, 1999. During the first quarter of 1998 the Company earned interest from the proceeds of a $19,935,000 private placement that closed on January 23, 1998. In comparison, during the first quarter of 1999, the Company earned interest on an average cash balance of approximately $1,500,000 and incurred interest expense related to its $6,000,000 financing and $1,100,000 equipment financing facility.

         Income Taxes

              The Company has incurred net operating losses since inception and accordingly had no income taxes due and has not recorded any income tax benefit for those losses.

Liquidity and Capital Resources

         As of March 31, 1999, the Company's primary source of liquidity consisted of cash and debt instruments that are highly liquid, are of high quality investment grade and predominantly have maturities less than one year with the intent to make such funds readily available for operating purposes.

         At March 31, 1999 the Company had cash and cash equivalents of $4,544,000, as compared to $128,000 at December 31, 1998. Net cash used in operations was $8,573,000 for the three months ended March 31, 1999, as compared to $6,059,000 used for the same period in 1998. The decrease in net cash was primarily attributable to the payment of trade payables in the amount of $2,600,000 during the three months ended March 31, 1999.

         Net cash provided by financing activities was $12,999,000 for the three months ended March 31, 1999, as compared to $506,000 for the same period in 1998. The increase resulted from net proceeds received during the first quarter of 1999 of $5,470,000 from a loan and $7,655,000 from the sale of Series C Convertible Preferred Stock in a private placement. These amounts were partially offset by the repayment of capital leases and equipment financing obligations.

         The Company completed an initial public offering ("IPO") in April 1999, with gross proceeds totaling $105,000,000. Approximately $8,333,000 in IPO expenses incurred was offset against these proceeds. The Company received in May 1999 additional gross proceeds of $15,800,000 from the underwriters in connection with the exercise of their over-allotment option. Offering expenses related to these additional proceeds were approximately $1,103,000.

         Assuming that there is no significant change in the Company's business, the Company believes that cash-flow from operations together with existing cash balances and the proceeds from the initial public offering will be sufficient to meet its working capital requirements for at least the next twelve months.

Y2K Compliance

         We continue to assess the Year 2000 readiness of our third-party supplied software, computer technology and other services. Based upon the results of this assessment, we will develop and implement, if necessary, a remediation plan with respect to any third-party software, computer technology and services which may fail to be Year 2000 compliant. We have assessed our proprietary software and internal systems and believe them to be Year 2000 compliant. We anticipate that our systems, including components thereof provided by third-party vendors, will be Year 2000 compliant by the end of 1999. At this time, the expenses associated with this assessment and potential remediation plan appear to be minimal as third-party supplied software, computer technology and other services are assessed for Year 2000 compliance as part of our normal, on-going, and standard evaluation procedures for all components and software acquired or developed. The failure of our software and computing systems and our third-party vendors to be Year 2000 compliant could have a material adverse effect on us.

Recent Accounting Pronouncements

         In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be applied prospectively. We adopted SOP 98-1 on January 1, 1999 and do not expect the adoption of SOP 98-1 to have a material effect on our results of operations and financial condition.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK.

         Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure to any one issue, issuer and type of investment.

         As of March 31, 1999, our investments consisted of $4,784,000 all of which were cash equivalents having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the quarter ended March 31, 1999 would have decreased by less than $7,300. This estimate assumes that the decrease occurred on the first day of 1999 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our investments.


                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

There has been no material development in any of the Legal Proceedings in which the Company is currently a party.


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

CHANGE IN BYLAWS.

         Prior to the closing of our initial public offering, our bylaws were amended to require delivery to us of advance notice regarding any business to be brought by a stockholder before any annual or special meeting of stockholders. The amendment also specified procedures to be followed by stockholders in nominating persons for election to our board of directors. Generally, the advance notice provisions require that the stockholder must give written notice to the Secretary of WorldGate:

         o In the case of an annual meeting, not less than 90 days nor more than 120 days before the first anniversary of the preceding year's annual meeting of stockholders, and

         o In the case of a special meeting, not less than 90 days, or, if later, 10 days after the first public announcement of the date of the special meeting, nor more than 120 days prior to the scheduled date of such special meeting.

In each case, the notice must set forth specific information regarding the stockholder and each director nominee or other business proposed by the stockholder, as applicable.


UNREGISTERED SALES OF SECURITIES.

         During the three month period ended March 31, 1999, we have made the following sales of unregistered securities to employees and various institutional and other accredited investors:

         o From January 1, 1999 through February 8, 1999, we sold an aggregate of 697,437 shares of series C preferred stock (convertible into 464,958 shares of common stock, giving effect to a 2-for-3 stock split) at a purchase price of $11.00 per share to various accredited investors. These sales were exempt from registration pursuant to
         Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

         o On March 2, 1999 we issued senior secured promissory notes in the aggregate principal amount of $6 million and issued warrants to purchase 331,490 shares of common stock at an exercise price equal to $16.50, to two institutional accredited investors (as adjusted to reflect the Company's 2-for-3 stock split). These sales were exempt from registration pursuant to Section 4(2) of the Securities Act.

         o Pursuant to our stock option plan, as amended, in January 1999 and March 1999 we granted options to purchase a total of 305,866 shares of common stock (as adjusted to reflect the Company's 2-for-3 stock split) to our employees and other persons at an exercise prices ranging from $4.50 to $16.50 per share. In granting the options, we relied upon exemptions from registration set forth in Rule 701 and Section 4(2) of the Securities Act.


OUR INITIAL PUBLIC OFFERING/USE OF PROCEEDS.

         On April 15, 1999, our Registration Statement on Form S-1 (Commission file number 333-71997) covering the initial public offering of 5,000,000 shares of our common stock at $21 per share was declared effective. The offering commenced on April 15, 1999, and was managed by Gerard Klauer Mattison & Co., Inc., Jefferies & Company, Inc. and Janney Montgomery Scott Inc. as representatives of the several underwriters named in the Registration Statement (the "Underwriters").

         On May 10, 1999, we closed on the Underwriters exercise of their over-allotment option to purchase an additional 750,000 shares of our common stock at the initial public offering price of $21 per share. The total price to the public for the shares of common stock offered and sold by us was $120,750,000.

         The amount of expenses incurred for our account in connection with the offering are as follows:

         Underwriting discounts and commissions..........  $8,452,500
         Finder's fees...................................          --
         Expenses paid to or for the Underwriters........          --
         Other expenses..................................  $  983,000
                                                           ----------

              Total expenses.............................  $9,435,500
                                                           ----------
                                                           ----------


         All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates.

         The net proceeds of the offering to us (after deducting the foregoing expenses) was $111,315,000. From the effective date of the Registration Statement, the net proceeds have been used for the following purposes:

         Construction of plant, building and facilities...............   $         --
         Purchase and installation of machinery and equipment.........         39,000
         Purchase of real estate......................................             --
         Acquisition of other business (including transaction costs)..             --
         Repayment of indebtedness....................................      5,566,000
         Working capital..............................................      2,710,000
         Temporary investments, including cash and cash equivalents...      8,000,000
         Other purposes (for which at least $100,000 has been used)
          including: investments, including debt instruments of the
          United States Government and its agencies and in high
          quality corporate issuers                                        95,000,000
                                                                         ------------

                                                                         $111,315,000



         Except for compensation expenses, all of the foregoing payments were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's common stock; or (iii) affiliates of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On January 8, 1999, and March 5, 1999, we sent the following proposals, which was approved by majority consent, to our stockholders for their consent in connection with our initial public offering:


                                                                             VOTES
                        PROPOSAL                             VOTES FOR       AGAINST         ABSTENTION
                        --------                             ---------       -------         ----------
    To approve a 2-for-3 stock split.........................11,118,680       None              None

    To approve the conversion of all outstanding shares of
    series A, series B, and series C preferred stock and
    all outstanding shares of class B common stock into
    class A common stock.....................................11,118,680       None              None


    To approve the designation of only one class of common
    stock as "common stock"..................................11,118,680       None              None

    To approve the amendment and restatement of our
    Certificate of Incorporation in substantially the form
    attached hereto as EXHIBIT 3.1...........................11,118,680       None              None


   To approve the amendment and restatement to our bylaws
    in substantially the form attached hereto as
    EXHIBIT 3.2..............................................11,118,680       None              None


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

         The following is a list of exhibits filed as part of this report on Form 10-Q. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for in those situations where the exhibit number was the same as set forth below.


         EXHIBIT NO.          DESCRIPTION
         -----------          -----------
         3.1                  Amended and Restated Certificate of Incorporation*
         3.2                  Amended and Restated Bylaws*
         27.1                 Financial Data Schedule


*   Effective as of April 15, 1999.

    (b)       Reports on Form 8-K.

    None.

                         WORLDGATE COMMUNICATIONS, INC.


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 28, 1999                    /s/ Hal M. Krisbergh
                                       -------------------------------------
                                       Hal M. Krisbergh
                                       President and Chief Executive Officer



                                       /s/ David A. Dill
                                       -------------------------------------
                                       David A. Dill
                                       Chief Financial Officer