Form 10-Q
period 1999-06-30
WORLDGATE COMMUNICATIONS INC
filed 1999-08-16
CIK 1030058

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            -------------------------

                                    FORM 10-Q

Mark One
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1999.

                                       or


/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ---------- To ------------ .


                        Commission file number: 333-71997


                         WORLDGATE COMMUNICATIONS, INC.
          -------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                               Delaware 23-2866697
          -------------------------------------------------------------
          (State of Incorporation) (I.R.S. Employer Identification No.)


                               3190 Tremont Avenue
                           Trevose, Pennsylvania 19053
          -------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (215) 354-5100
          -------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of July 31, 1999, there were 21,441,145 shares of common stock, par value $.01 per share, outstanding.

                         WORLDGATE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE THREE MONTHS AND SIX MONTHS
                               ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

Item 1.           Financial Statements and Supplementary Data ..................... Page  3
Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of  Operations ............................ Page  8
Item 3.           Quantitative and Qualitative Disclosures about Market Risk ...... Page 11

PART II   OTHER INFORMATION

Item 1.           Legal Proceedings ............................................... Page 11
Item 2.           Changes in Securities and Use of Proceeds ....................... Page 11
Item 4.           Submission of Matters to a Vote of Security Holders ............. Page 12
Item 6.           Exhibits and Reports on Form 8-K ................................ Page 12

                          PART I. FINANCIAL INFORMATION

                         WORLDGATE COMMUNICATIONS, INC.

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                          JUNE 30,          DECEMBER 31,
                                                                           1999                1998
                                                                         ---------           --------
                             ASSETS

Current assets:
    Cash and cash equivalents                                            $  14,502           $    128
    Restricted cash                                                             --                240
    Short - term investments                                                85,810                 --
    Accounts receivable, trade                                                 966                572
    Inventory                                                                4,956              2,737
    Prepaid and other assets                                                 1,260                172
                                                                         ---------           --------

        Total current assets                                               107,494              3,849
                                                                         ---------           --------

Property and equipment, at cost                                              1,389                780
    less: accumulated depreciation and amortization                           (239)              (137)
                                                                         ---------           --------

        Property and equipment, net                                          1,150                643
Deposits and other                                                           1,127              1,129
                                                                         ---------           --------

        Total assets                                                     $ 109,771           $  5,621
                                                                         ---------           --------
                                                                         ---------           --------
          LIABILITY AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Current portion, notes payable                                       $     540           $    516
    Current portion, capital lease                                               4                  4
    Accounts payable                                                         3,137              5,166
    Accrued expenses                                                         2,049                128
    Accrued compensation and benefits                                          760              1,283
    Deferred credits                                                           268                 --
                                                                         ---------           --------

        Total current liabilities                                            6,758              7,097

    Notes payable                                                              320                596
    Capital leases                                                              10                 11
                                                                         ---------           --------

        Total liabilities                                                    7,088              7,704
                                                                         ---------           --------
Commitments and contingent liabilities

Series A Convertible Mandatory Redeemable Preferred Stock,
    $.01 par value, 2,752,111 shares authorized and outstanding at December 31, 1998 and no shares authorized and
    outstanding at June 30, 1999                                                --             16,578
Series B Convertible Mandatory Redeemable Preferred Stock,
    $.01 par value, 3,270,760 shares authorized and 2,803,031
    outstanding at December 31, 1998 and no shares
    authorized and outstanding at June 30, 1999                                 --             23,569
Series C Convertible Mandatory Redeemable Preferred Stock,
    $.01 par value,  3,181,819 shares authorized and
    832,277 outstanding at December 31, 1998 and no shares
    authorized and outstanding at June 30, 1999                                 --              9,129
Warrant for Series B Convertible Mandatory Redeemable
    Preferred Stock                                                             --                881

Stockholders' equity (deficit):
    Class B common stock, $.01 par value; 27,608,000 shares
        authorized, 9,100,801and 21,424,513 shares issued and
        outstanding at December 31, 1998 and June 30, 1999,
        respectively                                                         214                 91
    Additional paid-in capital                                           170,518                 --
    Warrant for Class B Common Stock                                       1,911                 --
    Accumulated deficit                                                  (68,786)           (51,300)
    Unearned stock-based compensation                                     (1,174)            (1,031)
                                                                       ---------           --------
         Total stockholders' equity (deficit)                            102,683            (52,240)
                                                                       ---------           --------

         Total liabilities and stockholders' equity (deficit)          $ 109,771           $  5,621
                                                                       ---------           --------
                                                                       ---------           --------

   The accompanying notes are an integral part of these financial statements.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   JUNE 30,                            JUNE 30,
                                           1999               1998              1999               1998
                                        ----------         ---------         ----------          ---------
Revenues                                   $   741           $   182           $  1,290           $    185
                                        ----------         ---------         ----------          ---------
Costs and expenses:
    Cost of revenues                         3,950             1,241              5,783              3,164
    Engineering and development              2,434             1,767              4,764              4,053
    Sales and marketing                      1,893             1,376              3,248              2,557
    General and administrative               1,443               843              2,580              1,665
    Depreciation and amortization               65                29                102                 50
                                        ----------         ---------         ----------          ---------
        Total costs and expenses             9,785             5,256             16,477             11,489
                                        ----------         ---------         ----------          ---------
Loss from operations                        (9,044)           (5,074)           (15,187)           (11,304)

Interest and other income, net                 986               128              1,024                326

Interest expense                                76                26                169                 41
                                        ----------         ---------         ----------          ---------
        Loss before extraordinary item      (8,134)           (4,972)           (14,332)           (11,019)

Extraordinary item - extinguishment of
 debt                                       (1,019)               --             (1,019)                --

        Net loss                            (9,153)           (4,972)           (15,351)           (11,019)

Accretion on preferred stock                  (364)           (1,409)            (2,475)            (2,819)
                                        ----------         ---------         ----------          ---------
        Net loss available to common
stockholders                               $(9,517)          $(6,381)          $(17,826)          $(13,838)
                                        ----------         ---------         ----------          ---------
                                        ----------         ---------         ----------          ---------
Basic and diluted net loss per common
share *

        Loss before extraordinary item     $ (0.44)          $ (0.70)          $  (1.18)          $  (1.52)

        Extraordinary item                   (0.05)               --              (0.07)                --
                                        ----------         ---------         ----------          ---------
        Net loss                           $ (0.49)          $ (0.70)          $  (1.25)          $  (1.52)
                                        ----------         ---------         ----------          ---------
Weighted average common shares
outstanding - basic and diluted         19,313,383         9,100,801         14,235,304          9,100,801
                                        ----------         ---------         ----------          ---------
                                        ----------         ---------         ----------          ---------


* For purposes of computing net loss per common share amounts, loss before extraordinary item and net loss have been reduced by the accretion on preferred stock.

   The accompanying notes are an integral part of these financial statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                           ----------------------------
                                                                              1999               1998
                                                                           ---------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $ (15,351)          $(11,019)
  Adjustments to reconcile net loss to cash used in
  operating activities:
     Depreciation and amortization                                               102                 50
     Amortization of deferred compensation                                       198                 72
     Amortization of debt issue costs                                            108                 --
     Extraordinary loss on early extinguishment of debt                        1,019                 --
     Changes in operating assets and liabilities:
        Accounts receivable                                                     (394)              (171)
        Inventories                                                           (2,219)            (1,529)
        Prepaid and other assets                                              (1,086)              (273)
        Accounts payable                                                      (2,029)               869
        Accrued expenses                                                       1,921                529
        Accrued compensation and benefits                                       (523)               (70)
        Deferred credits                                                         268                 --
                                                                           ---------           --------

             Net cash used in operating activities                           (17,986)           (11,542)
                                                                           ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (609)              (459)
  Purchases of short-term investments                                       (133,871)            (2,113)
  Proceeds from maturities of short-term investments                          48,061             10,055
  Restricted cash                                                                240               (240)
                                                                           ---------           --------

             Net cash (used in) provided by investing activities             (86,179)             7,243
                                                                           ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                                    7,672                142
  Proceeds from issuance of common stock                                     120,750                 --
  Proceeds from exercise of stock options                                         43                 --
  Stock issuance costs                                                        (9,574)                --
  Proceeds from notes payable                                                  6,000                918
  Debt issue costs                                                              (530)                --
  Repayments of capital leases and notes payable                              (5,822)              (130)
                                                                           ---------           --------

             Net cash provided by financing activities                       118,539                930
                                                                           ---------           --------

             Net increase (decrease) in cash and cash equivalents             14,374             (3,369)

Cash and cash equivalents, beginning of period                                   128              4,880
                                                                           ---------           --------

Cash and cash equivalents, end of period                                   $  14,502           $  1,511
                                                                           ---------           --------
                                                                           ---------           --------
Noncash investing and financing activities:
  Accretion on preferred stock                                             $   2,475           $  2,819
  Issuance of warrants in connection with financing agreements                 1,030                 --


   The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation. The unaudited financial statements of WorldGate Communications, Inc. (the "Company") for the three and six months ended June 30, 1999 and June 30, 1998, presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

2.       Recent Accounting Pronouncements.

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

3.       Inventories.  Inventories are summarized as follows:

                                         June 30, 1999        December 31, 1998
                                         -------------        -----------------
Raw Material                                $1,950,890                 $991,670
Work in Progress                               839,634                   16,461
Finished Goods                               2,165,733                1,728,381
                                         -------------        -----------------
                                            $4,956,257               $2,736,512
                                         -------------        -----------------
                                         -------------        -----------------

         Customers held $1,613,150 and $1,264,051 of the Company's finished goods inventories at June 30, 1999 and December 31, 1998, respectively, for use in system trials.

4. Financing Agreements. In March 1999, the Company received proceeds of $911,600 and $4,558,000 through the issuance of $1,000,000 and $5,000,000 of notes payable with a stated interest rate of 12.48% due September 1999 and December 1999, respectively. In connection with the issuance of these notes payable, the holders of the notes received warrants to purchase up to 331,490 shares of common stock at an exercise price of $16.50 per share. The fair value of the warrants has been accounted for as an additional discount of the notes payable. These notes payables became immediately due, and were paid, upon the completion of the Company's initial public offering ("IPO") (see footnote no.
6).

5.       Commitments and Contingencies.

         Legal. The Company is a party to various legal actions. The Company does not expect that the ultimate resolution of these legal matters in future periods will have a material effect on its financial position or cash flows, but it could have a material effect on its results of operations.

6.       Stockholders' Equity (Deficit).

         Initial Public Offering. In April 1999, the Company completed its IPO of 5,000,000 shares of its common stock at $21.00 per share. The proceeds to the Company, net of underwriting discounts, commissions and offering expenses were approximately $96,545,000. In February 1999, the Board of Directors approved a 2-for-3 stock split effective immediately prior to the IPO. All common stock share data has been retroactively adjusted to reflect this change. Concurrent with the closing of the IPO, all outstanding shares of the Series C Convertible Preferred Stock and Series B Convertible Preferred Stock automatically converted into an equal number of shares of Class B Common Stock, and all outstanding shares of Series A Convertible Preferred Stock automatically converted into two shares of Class B Common Stock. All of the outstanding shares of Class B Common Stock then converted into Class A Common Stock. In May 1999 the Company closed on the exercise by the underwriters of their over-allotment option to purchase 750,000 additional shares of common stock at $21.00 per share. The proceeds to the Company, net of underwriting discounts, were approximately $14,648,000. Upon the completion of the IPO in April 1999, the Company repaid the loans obtained during March 1999 (see footnote 4). As a result of the repayment of the loans the Company recognized a loss on the early extinguishment of debt of $1,019,000 in April 1999.

         Convertible Mandatory Redeemable Preferred Stock. In January and February 1999, the Company sold 697,437 shares of Series C Preferred Stock (convertible into 464,958 shares of common stock, giving effect to a 2-for-3 stock split) at a purchase price of $11.00 per share for approximately $7,600,000. Upon completion of the IPO these shares were converted into shares of common stock.

          Stock Option Plan. Compensation expense of approximately $340,000 is being recognized over the four-year vesting period of options which were granted to employees to acquire 58,600 shares of common stock in January 1999 at below the estimated fair market value at the time of such grants. Compensation expense related to these options of approximately $21,000 and $42,000, respectively, was recognized in the three and six months ended June 30, 1999. Compensation expense of approximately $78,000 and $156,000, respectively, was recognized in the three and six months ended June 30, 1999 that related to options granted prior to January 1, 1999 at less than the fair market value at the time of such grants.

         Basic and Diluted EPS. The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive.

The following table is a reconciliation of the numerators and denominators used in computing net loss per common share:


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE                   Three months ended June 30                 Six months ended June 30
AMOUNTS)
                                                        --------------------------------         --------------------------------
                                                            1999                1998                 1999                1998
                                                        ------------         -----------         ------------         -----------
Net loss available to common stockholders:
Loss before extraordinary item                          $     (8,134)        $    (4,972)        $    (14,332)        $   (11,019)
Accretion on preferred stock                                    (364)             (1,409)              (2,475)             (2,819)
                                                        ------------         -----------         ------------         -----------
Loss available to common stockholders*                        (8,498)             (6,381)             (16,807)            (13,838)
Extraordinary item - extinguishment of debt                   (1,019)                 --               (1,019)                 --
                                                        ------------         -----------         ------------         -----------
Net Loss available to common stockholders*              $     (9,517)        $    (6,381)        $    (17,826)        $   (13,838)
                                                        ------------         -----------         ------------         -----------
                                                        ------------         -----------         ------------         -----------

Basic and diluted net loss per common share**:
Weighted average shares outstanding                       19,313,383           9,100,801           14,235,304           9,100,801
                                                        ------------         -----------         ------------         -----------
Loss before extraordinary item per share -              $      (0.44)        $     (0.70)        $      (1.18)        $     (1.52)
basic and diluted
Extraordinary item - extinguishment of debt                    (0.05)                 --                (0.07)                 --
                                                        ------------         -----------         ------------         -----------
Net loss per share - basic and diluted                  $      (0.49)        $     (0.70)        $      (1.25)        $     (1.52)
                                                        ------------         -----------         ------------         -----------
                                                        ------------         -----------         ------------         -----------

* Loss and net loss available to common stockholders is the same for purposes of calculating basic and diluted loss per common share.

** Basic and diluted loss per common share are equal, since common stock equivalents are not included, as inclusion of such shares would have an anti-dilutive effect.

7.   Related Party Transactions.

     In 1997, the Company entered into an agreement with a cable operator who is an investor. Revenues recognized from this investor were approximately $213,000 and $644,000, respectively, for the three and six months ended June 30, 1999. For the three and six months ended June 30, 1998 revenues were $4,000 and $150,000, respectively. Accounts receivable amounted to approximately $214,000 at June 30, 1999 and $176,000 at December 31, 1998.

     In 1997 and 1998, the Company entered into agreements with four stockholders to provide the Company with engineering and development support. As a result of these agreements, the Company has expensed approximately $1,338,000 and $1,718,000, respectively, for the three and six months ended June 30, 1999. For the three and six months ended June 30, 1998, the Company expensed approximately $324,000 and $608,000, respectively. Accounts payable amounted to approximately $82,000 as of June 30, 1999 and approximately $41,000 at December 31, 1998. These stockholders are suppliers of technology and components for the Company's products and services. These agreements provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company's engineering efforts. These agreements do not provide for ongoing royalties, purchase provisions, nor for any requirement to provide additional funding to the Company. Also, revenues recognized from stockholders who provide engineering and development support, for the three and six months ended June 30, 1999 amounted to approximately $111,000 and $167,000, respectively, from the sale of equipment for use in certain facilities. There were no revenues recognized from stockholders for the three and six months ended June 30, 1998.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                   FORWARD-LOOKING AND CAUTIONARY STATEMENTS.

     We and our representatives may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate. The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) continued losses, (3) industry competition factors and other uncertainty that a market for the WORLDGATE-SM- Service will develop,
(4) challenges associated with cable operators (including, uncertainty that they will offer the WORLDGATE Service, inability to predict the manner in which they will market and price the WORLDGATE Service and existence of potential conflicts of interests and contractual limitations impeding their ability to offer the WORLDGATE Service), (5) challenges associated with cable box manufacturers (including uncertainty that they will support our technology in their cable boxes, (6) challenges with advertisers and television programmers (including uncertainties that they will support our CHANNEL HYPERLINKING-SM- technology), (7) loss of any one of our largest customers, (8) departure of one or more key persons and (9) other risks identified in filings with the Securities and Exchange Commission. We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.


Results of Operations:

Three and Six Months Ended June 30, 1999 and June 30, 1998.

     Revenues. Revenues increased from $182,000 for the three months ended June 30, 1998 to $741,000 for the three months ended June 30, 1999. Revenues also increased from $185,000 for the six months ended June 30, 1998 to $1,290,000 for the six months ended June 30, 1999. Substantially, all revenues continue to be attributable to the increase in commercial deployments of the WorldGate Service and cable subscribers subscribing to the WorldGate Service as of June 30,1999. At June 30, 1998 there was one commercial deployment and no participating subscribers. As of June 30, 1999 there were 10 commercial deployments, with approximately 7,300 cable customers subscribing to the WorldGate Service. For the three and six months ended June 30, 1999 revenues consisted of $716,000 and $1,245,000, respectively, of headend, keyboard and related product deliveries and $25,000 and $45,000, respectively, from subscriber fees.

     Costs and Expenses.

                  Cost of Revenues. Cost of revenues consist primarily of product costs related to initial trials, commercial deployments and WorldGate modules to be incorporated into the set-top boxes. Cost of revenues for the three and six months ended June 30, 1999 were $3,950,000 and $5,783,000, respectively, or approximately 500% of revenues compared to the cost of revenues of $1,241,000 and $3,164,000, respectively, or approximately 682% and 1710% of revenues, respectively, for the three and six months ended June 30, 1998. This reduction in cost of revenues as a percent of revenues is primarily attributable to the Company's reduction of nearly 40% in unit costs.

                  Engineering and Development. Engineering and development expenses primarily consist of the cost of design, programming, testing, documentation and support of the Company's hardware, software and services. Engineering and development costs were $2,434,000 and $4,764,000, respectively, for the three and six months ended June 30, 1999, an increase of approximately 38% and 6%, respectively when compared to $1,767,000 and $4,503,000, respectively, for the three and six months ended June 30, 1998. The Company anticipates continued increases in staff and expenditures for new and enhanced products, software and services.

                  Sales and Marketing. Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments. For the three and six months ended June 30, 1999 sales and marketing expenses were $1,893,000 and $3,248,000, respectively. This resulted in increases of approximately 38% and 27%, respectively, when compared to sales and marketing expenses of $1,376,000 and $2,557,000, respectively, for the three and six months ended June 30, 1998. The increases were primarily the result of additional trade show costs of $377,000 together with increases in marketing and promotional expenditures which the Company anticipates will continue to increase with the anticipated growth in the number of new, and the expansion of existing, commercial deployments. Additional increased expenditures are also anticipated for advertising and other trade promotional activities.

                  General and Administrative. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $1,443,000 and $2,580,000, respectively, for the three and six months ended June 30, 1999, an increase of approximately 71% and 55%, respectively, when compared to $843,000 and $1,665,000, respectively, for the same period in 1998. This increase of $600,000 and $915,000, respectively, was primarily due to a $273,000 placement fee for financing obtained in March 1999, $184,000 of additional deferred compensation expense related to options previously granted, moving costs of $237,000 associated with the Company's relocation to larger facilities in June 1999 and $160,000 of additional legal and insurance costs incurred in the second quarter of 1999 over the same period in 1998. The Company anticipates that general and administrative expenses will continue to increase as the Company hires additional personnel and incurs additional costs related to being a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees.

                  Interest and Other Income and Interest Expense. Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income increased from $128,000 and $326,000, respectively, for the three and six months ended June 30, 1998 to $986,000 and $1,024,000, respectively, for the three and six months ended June 30, 1999. During the first six months of 1998 the Company earned interest on the proceeds of a $19,935,000 private placement that closed on January 23, 1998. In comparison, during the three and six months ended June 30, 1999, the Company earned interest on an average cash balance of approximately $83,000,000 and $42,000,000, respectively, and incurred interest expense related to its $6,000,000 financing and $1,100,000 equipment financing facility.

     Extraordinary Loss. As a result of the early extinguishment in April 1999 of Notes issued by the Company in March 1999 (see footnote no. 4), the Company recognized a loss of $1,019,000 primarily related to the remaining unamortized debt discount balance.

     Income Taxes. The Company has incurred net operating losses since inception and accordingly had no income taxes due and has not recorded any income tax benefit for those losses.

     Liquidity and Capital Resources.

     As of June 30, 1999, the Company's primary source of liquidity consisted of cash and debt instruments that are highly liquid, are of high quality investment grade and predominantly have maturities less than one year with the intent to make such funds readily available for operating purposes.

     At June 30, 1999, the Company had cash and cash equivalents of $14,502,000 (in addition to $85,810,000 in short term investments) as compared to $128,000 at December 31, 1998. Net cash used in operations was $17,986,000 for the six months ended June 30, 1999, as compared to $11,542,000 used for the same period in 1998. The increase in net cash use for operations was primarily attributable to the Company's increased losses in 1999, inventory increases and the advance payment of engineering and development work.

     Net cash provided by financing activities was $118,539,000, and $930,000, respectively, for the six months ended June 30, 1999 and 1998. This increase resulted from the Company's initial public offering ("IPO") in April 1999, with gross proceeds totaling $105,000,000. Approximately $8,455,000 in IPO expenses incurred were offset against these proceeds.

     In May 1999, the Company received additional gross proceeds of $15,750,000 from the underwriters in connection with the exercise of their over-allotment option granted in the IPO. Offering expenses related to these additional proceeds were approximately $1,103,000.

     Assuming that there is no significant change in the Company's business, the Company believes that the proceeds from the IPO will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. After these twelve months, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing, bank debt financing, or from other sources. There can be no assurance that this capital will be available or on terms acceptable to us, if at all.

Y2K Compliance. We continue to assess the Year 2000 readiness of our third-party supplied software, computer technology and other services. Based upon the results of this assessment, we will develop and implement, if necessary, a remediation plan with respect to any third-party software, computer technology and services which may fail to be Year 2000 compliant. We have assessed our proprietary software and internal systems and believe them to be Year 2000 compliant. We anticipate that our systems, including components thereof provided by third-party vendors, will be Year 2000 compliant by the end of 1999. At this time, the expenses associated with this assessment and potential remediation plan appear to be minimal as third-party supplied software, computer technology and other services are assessed for Year 2000 compliance as part of our normal, on-going, and standard evaluation procedures for all components and software acquired or developed. The failure of our software and computing systems and our third-party vendors to be Year 2000 compliant could have a material adverse effect on us.

Recent Accounting Pronouncements. In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be applied prospectively. We adopted SOP 98-1 on January 1, 1999 and do not expect the adoption of SOP 98-1 to have a material effect on our results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure to any one issue, issuer and type of investment.

     As of June 30, 1999, our investments consisted of $100,208,000 most of which were cash equivalents having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the six months ended June 30, 1999 would have decreased by less than $195,000. This estimate assumes that the decrease occurred on the first day of 1999 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our investments.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. There has been no material development in any of the Legal Proceedings in which the Company is currently a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

UNREGISTERED SALES OF SECURITIES. During the three month period commencing on April 1, 1999, and ending June 30, 1999, we made the following sales of unregistered securities:

     Pursuant to our stock option plan, as amended, we granted options to purchase a total of 8940 shares of common stock to our employees and consultants at an exercise prices ranging from $21.00 to $27.00 per share. In granting the options, we relied upon exemptions from registration set forth in Rule 701 and Section 4(2) of the Securities Act until such time as we filed a Registration Statement on Form S-8 with respect to such plan.

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

     On May 10, 1999, we closed on the Underwriters' exercise of their over-allotment option to purchase an additional 750,000 shares of our common stock at the initial public offering price of $21 per share. The total price to the public for the shares of common stock offered and sold by us was $120,750,000. The amount of expenses incurred for our account in connection with the offering are as follows:


Underwriting discounts and commissions                                $8,452,500
Finder's fees                                                                 --
Expenses paid to or for the Underwriters                                      --
Other expenses                                                        $1,106,000
                                                                      ----------
        Total expenses                                                $9,558,000
                                                                      ----------
                                                                      ----------

     All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates.

     The net proceeds of the offering to us (after deducting the foregoing expenses) was $111,192,000. From the effective date of the Registration Statement, the net proceeds have been used for the following purposes:

Construction of plant, building and facilities                                     $         --
Purchase and installation of machinery and equipment                                     39,000
Purchase of real estate
Acquisition of other business (including transaction costs)
Repayment of indebtedness                                                             5,443,000
Working capital                                                                       2,710,000
Temporary investments, including cash and cash equivalents                            8,000,000
Other purposes (for which at least $100,000 has been used) including:
  investments, including debt instruments of the United States Government and its agencies and in high
  quality corporate issuers                                                          95,000,000
                                                                                   ------------
                                                                                   $111,192,000
                                                                                   ------------
                                                                                   ------------

     Except for compensation expenses, all of the foregoing payments were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's common stock; or (iii) affiliates of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. NONE

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1999


                               /s/ Hal M. Krisbergh
                               ---------------------------------------
                               Hal M. Krisbergh
                               President and Chief Executive Officer




                               /s/ David A. Dill
                               ---------------------------------------
                               David A. Dill
                               Chief Financial Officer