Form 10-Q
period 1999-09-30
WORLDGATE COMMUNICATIONS INC
filed 1999-11-15
CIK 1030058

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -------------------------

                                    FORM 10-Q

Mark One
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1999.

                                       or


/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ______ To ______ .


                        Commission file number: 333-71997


                         WORLDGATE COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                  23-2866697
 ---------------------------------       ---------------------------------------
      (State of Incorporation)            (I.R.S. Employer Identification No.)


                               3190 Tremont Avenue
                           Trevose, Pennsylvania 19053
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (215) 354-5100
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of October 29, 1999, there were 21,442,329 shares of common stock, par value $.01 per share, outstanding.

                         WORLDGATE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE THREE MONTHS AND NINE MONTHS
                            ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

Item 1.           Financial Statements and Supplementary Data . . . . . . . . . . . . . . .     Page  3
Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . . . . . . . . . . . .    Page 10
Item 3.           Quantitative and Qualitative Disclosures about Market Risk . . . . . . . .    Page 13

PART II   OTHER INFORMATION

Item 1.           Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Page 14
Item 2.           Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . .   Page 14
Item 4.           Submission of Matters to a Vote of Security Holders . . . . . . . . . . . .   Page 14
Item 6.           Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .   Page 14

                          PART I. FINANCIAL INFORMATION

                         WORLDGATE COMMUNICATIONS, INC.
               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           SEPTEMBER 30,                    DECEMBER 31,
                                                                                1999                            1998
                                                                         ------------------              ------------------
                             ASSETS
Current assets:
    Cash and cash equivalents                                            $           29,677              $              128
    Restricted cash                                                                       -                             240
    Short - term investments                                                         58,427                               -
    Accounts receivable, trade                                                        1,993                             572
    Inventory                                                                         6,000                           2,737
    Prepaid and other assets                                                          1,842                             172
                                                                         ------------------              ------------------
        Total current assets                                                         97,939                           3,849
                                                                         ------------------              ------------------

Property and equipment, at cost                                                       1,821                             780
    less: accumulated depreciation and amortization                                   (300)                           (137)
                                                                         ------------------              ------------------

        Property and equipment, net                                                   1,521                             643
Deposits and other                                                                    1,157                           1,129
                                                                         ------------------              ------------------
        Total assets                                                     $         100,617               $           5,621
                                                                         ==================              ==================

LIABILITY AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Current portion, notes payable                                           $              538              $              516
Current portion, capital lease                                                            5                               4
Accounts payable                                                                      4,218                           5,166
Accrued expenses                                                                      1,262                             128
Accrued compensation and benefits                                                     1,099                           1,283
                                                                         ------------------              ------------------

        Total current liabilities                                                     7,122                           7,097

Notes payable                                                                           191                             596
Capital leases                                                                            8                              11
                                                                         ------------------              ------------------

        Total liabilities                                                             7,321                           7,704
                                                                         ------------------              ------------------

Commitments and contingent liabilities
     Series A Convertible Mandatory Redeemable Preferred Stock,
         $.01 par value, 2,752,111 shares authorized and outstanding at
         December 31, 1998; no shares authorized and outstanding at
         September 30, 1999 (unaudited)                                                   -                          16,578
     Series B Convertible Mandatory Redeemable Preferred Stock,
         $.01 par value, 3,270,760 shares authorized and 2,803,031
         outstanding at December 31, 1998; no shares authorized and
         outstanding at September 30, 1999 (unaudited)                                    -                          23,569
     Series C Convertible Mandatory Redeemable Preferred Stock,
         $.01 par value, 3,181,819 shares authorized and 832,277 outstanding at December 31, 1998; no shares authorized and outstanding at
         September 30, 1999 (unaudited)                                                   -                           9,129
     Warrant for Series B Convertible Mandatory Redeemable Preferred Stock                -                             881

Stockholders' equity (deficit):
     Class B common stock, $.01 par value; 27,680,000 authorized, 9,100,801 shares issued and outstanding at December 31, 1998; no shares issued
     and outstanding at September 30, 1999 (unaudited)                                    -                              91

     Common stock, $.01 par value, 50,000,000 shares authorized, no shares issued at December 31, 1998; 21,442,079 shares issued and
            outstanding at September 30, 1999 (unaudited)                               214                               -



    Additional paid-in capital                                                      170,561                              -
    Warrant for Class B Common Stock                                                  1,911                              -
    Accumulated deficit                                                             (78,316)                       (51,300)
    Unearned stock-based compensation                                                (1,074)                        (1,031)
                                                                         ------------------              ------------------
         Total stockholders' equity (deficit)                                        93,296                        (52,240)
                                                                         ------------------              ------------------

         Total liabilities and stockholders' equity (deficit)            $        100,617                $           5,621
                                                                         ==================              ==================


   The accompanying notes are an integral part of these financial statements.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                                  SEPTEMBER 30,
                                          -----------------------------------------   -------------------------------------
                                                 1999                  1998                  1999                 1998
                                          ------------------- ---------------------   --------------------  ---------------
Revenues                                        $      1,626           $       369           $      2,916        $     554
                                          ------------------- ---------------------   --------------------  ---------------

Costs and expenses:
  Cost of revenues                                     4,791                 1,866                 10,574            5,030
  Engineering and development                          3,664                 2,283                  8,428            6,336
  Sales and marketing                                  2,300                 1,424                  5,548            3,981
  General and administrative                           1,501                   830                  4,081            2,495
  Depreciation and amortization                           88                    33                    190               83
                                          ------------------- ---------------------   --------------------  ---------------

    Total costs and expenses                          12,344                 6,436                 28,821           17,925
                                          ------------------- ---------------------   --------------------  ---------------

Loss from operations                                 (10,718)               (6,067)               (25,905)         (17,371)

Interest and other income, net                         1,220                    43                  2,244              370
Interest expense                                          32                    32                    201               74
                                          ------------------- ---------------------   --------------------  ---------------

        Loss before extraordinary item                (9,530)               (6,056)               (23,862)         (17,075)
Extraordinary item - extinguishment of
  debt                                                     -                     -                 (1,019)               -
                                          ------------------- ---------------------   --------------------  ---------------

        Net loss                                      (9,530)               (6,056)               (24,881)         (17,075)

Accretion on preferred stock                               -                (1,410)                (2,475)          (4,229)
                                          ------------------- ---------------------   --------------------  ---------------

        Net loss available to common
stockholders                              $           (9,530)       $       (7,466)    $          (27,356)       $ (21,304)
                                          =================== =====================   ====================  ===============

Basic and diluted net loss per common
  share *

        Loss before extraordinary item    $            (0.44)       $        (0.82)    $            (1.58)       $    (2.34)

        Extraordinary item                                 -                     -                  (0.06)                -
                                          ------------------- ---------------------   --------------------  ---------------

        Net loss                          $            (0.44)       $        (0.82)    $            (1.64)       $    (2.34)
                                          =================== =====================   ====================  ===============
Weighted average common shares
  outstanding - basic and diluted                 21,439,399             9,100,801             16,663,137         9,100,801
                                          =================== =====================   ====================  ===============


---------------
* For purposes of computing net loss per common share amounts, loss before extraordinary item and net loss have been increased by the accretion on preferred stock.

   The accompanying notes are an integral part of these financial statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                          ---------------------------------

                                                                                                1999             1998
                                                                                          ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                $        (24,881)  $      (17,075)
  Adjustments to reconcile net loss to cash used in
   operating activities:
      Depreciation and amortization                                                                    190               83
      Amortization of deferred compensation                                                            297              126
      Amortization of debt issue costs                                                                 108                -
      Loss on the disposition of fixed assets                                                           20                -
      Extraordinary loss on early extinguishment of debt                                             1,019                -
      Changes in operating assets and liabilities:
          Accounts receivable                                                                       (1,421)            (354)
          Inventories                                                                               (3,263)          (2,951)
          Prepaid and other assets                                                                  (1,698)          (1,687)
          Accounts payable                                                                            (948)           1,736
          Accrued expenses                                                                           1,134              (66)
          Accrued compensation and benefits                                                           (184)             251
                                                                                          ----------------  ---------------
              Net cash used in operating activities                                                (29,627)         (19,937)
                                                                                          ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                              (1,088)            (492)
  Purchases of short-term investments                                                             (133,871)          (2,113)
  Proceeds from maturities of short-term investments                                                75,444           14,551
  Restricted cash                                                                                      240             (240)
                                                                                          ----------------  ---------------
              Net cash (used in) provided by investing activities                                  (59,275)          11,706
                                                                                          ----------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                                                          7,672            8,267
  Proceeds from issuance of common stock                                                           120,750                -
  Proceeds from exercise of stock options                                                               91                -
  Stock issuance costs                                                                              (9,580)            (173)
  Proceeds from notes payable                                                                        6,000              938
  Debt issue costs                                                                                    (530)               -
  Repayments of capital leases and notes payable                                                    (5,952)            (259)
                                                                                          ----------------  ---------------
              Net cash provided by financing activities                                            118,451            8,773
                                                                                          ----------------  ---------------
              Net increase (decrease) in cash                                                       29,549              542

  Cash and cash equivalents, beginning of period                                                       128            4,880
                                                                                          ----------------  ---------------
  Cash and cash equivalents, end of period                                                $         29,677     $      5,422
                                                                                          ================  ===============
  Noncash investing and financing activities:
   Accretion on preferred stock                                                           $         2,475     $       4,229
   Issuance of warrants in connection with financing agreements                                     1,030                -


   The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation. The unaudited financial statements of WorldGate Communications, Inc. (the "Company") for the three and nine months ended September 30, 1999 and September 30, 1998 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

      These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998 and the notes thereto included in the Company's Registration Statement on Form S-1 (No.
333-87029).

      The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results may not be indicative of results which would be expected for the full year. The Company operates in a single segment.

2.    Recent Accounting Pronouncements.

      Cost of Computer Software. Effective January 1, 1999, the Company adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP No. 98-1, the Company capitalizes the cost of internal-use software that has a useful life in excess of one year. Such costs sometimes include payroll-related costs for internally developed software. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it currently does not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

3.    Inventories. Inventories are summarized as follows:

                                                 September 30, 1999                                   December 31, 1998
                                          --------------------------------                ------------------------------------
Raw Material                                         $3,045,116                                            $991,670
Work in Progress                                        674,237                                              16,461
Finished Goods                                        2,280,895                                           1,728,381
                                          --------------------------------                ------------------------------------
                                                     $6,000,248                                          $2,736,512
                                          ================================                ====================================


      Customers and vendors held $1,822,525 and $1,264,051 of the Company's finished goods inventories at September 30, 1999 and December 31, 1998, respectively, for use in system trials and product testing.

4. Financing Agreements. In March 1999, the Company received proceeds of $911,600 and $4,558,000 through the issuance of $1,000,000 and $5,000,000 of notes payable with a stated interest rate of 12.48% due September 1999 and December 1999, respectively. In connection with the issuance of these notes payable, the holders of the notes received warrants to purchase up to 331,490 shares of common stock at an exercise price of $16.50 per share. The fair value of the warrants has been accounted for as an additional discount of the notes payable. These notes payable became immediately due, and were paid, upon the completion of the Company's initial public offering ("IPO") (see footnote no.
6).

5.    Commitments and Contingencies.

      Legal. The Company is a party to various legal actions. The Company does not expect that the ultimate resolution of these legal matters in future periods will have a material effect on its financial position or cash flows, but it could have a material effect on its results of operations.

6.    Stockholders' Equity (Deficit).

      Initial Public Offering. In April 1999, the Company completed its IPO of 5,000,000 shares of its common stock at $21.00 per share. The proceeds to the Company, net of underwriting discounts, commissions and offering expenses were approximately $96,545,000. In February 1999, the Board of Directors approved a 2-for- 3 stock split effective immediately prior to the IPO. All common stock share data has been retroactively adjusted to reflect this change. Concurrent with the closing of the IPO, all outstanding shares of the Series C Convertible Preferred Stock and Series B Convertible Preferred Stock automatically converted into an equal number of shares of Class B Common Stock, and all outstanding shares of Series A Convertible Preferred Stock automatically converted into two shares of Class B Common Stock. All of the outstanding shares of Class B Common Stock then converted into Class A Common Stock. In May 1999 the Company closed on the exercise by the underwriters of their over-allotment option to purchase 750,000 additional shares of common stock at $21.00 per share. The proceeds to the Company, net of underwriting discounts, were approximately $14,648,000. Upon the completion of the IPO in April 1999, the Company repaid the loans obtained during March 1999 (see footnote 4). As a result of the repayment of the loans the Company recognized a loss on the early extinguishment of debt of $1,019,000 in April 1999.

      Convertible Mandatory Redeemable Preferred Stock. In January and February 1999, the Company sold 697,437 shares of Series C Preferred Stock (convertible into 464,958 shares of common stock, giving effect to a 2-for-3 stock split) at a purchase price of $11.00 per share for approximately $7,600,000. Upon completion of the IPO these shares were converted into shares of common stock.

       Stock Option Plan. Compensation expense of approximately $340,000 is being recognized over the four-year vesting period of options which were granted to employees to acquire 58,600 shares of common stock in January 1999 at below the estimated fair market value at the time of such grants. Compensation expense related to these options of approximately $21,000 and $64,000, respectively, was recognized in the three and nine months ended September 30, 1999. Compensation expense of approximately $78,000 and $233,000, respectively, was recognized in the three and nine months ended September 30, 1999 that related to options granted prior to January 1, 1999 at less than the fair market value at the time of such grants.

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

The following table is a reconciliation of the numerators and denominators used in computing net loss per common share:

                                                 Three months ended September 30  Nine months ended September 30
                                                 -------------------------------  ------------------------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                 ---------------------------------------------------------------
                                                     1999              1998             1999            1998
                                                 -------------    -------------    -------------    ------------
Net loss available to common stockholders:

Loss before extraordinary item                   $     (9,530)   $     (6,056)   $    (23,862)   $    (17,075)

Accretion on preferred stock                               --          (1,410)         (2,475)         (4,229)
                                                 ------------    ------------    ------------    ------------
Loss available to common stockholders                  (9,530)         (7,466)        (26,337)        (21,304)

Extraordinary item - extinguishment of debt                --              --          (1,019)             --
                                                 ------------    ------------    ------------    ------------
Net Loss available to common stockholders        $     (9,530)   $     (7,466)   $    (27,356)   $    (21,304)
                                                 ------------    ------------    ------------    ------------
                                                 ------------    ------------    ------------    ------------
Basic and diluted net loss per common share*:

Weighted average shares outstanding                21,439,399       9,100,801      16,663,137       9,100,801
                                                 ------------    ------------    ------------    ------------
Loss before extraordinary item per share -       $      (0.44)   $      (0.82)   $      (1.58)   $      (2.34)
basic and diluted

Extraordinary item - extinguishment of debt                --              --           (0.06)             --
                                                 ------------    ------------    ------------    ------------
Net loss per share - basic and diluted           $      (0.44)   $      (0.82)   $      (1.64)   $      (2.34)
                                                 ------------    ------------    ------------    ------------
                                                 ------------    ------------    ------------    ------------

* Basic and diluted loss per common share are equal, because common stock equivalents are not included, as inclusion of such shares would have an antidilutive effect.

7.   Related Party Transactions.

     In 1997, the Company entered into an agreement with a cable operator who is an investor. Revenues recognized from this investor were approximately $119,000 and $763,000, respectively, for the three and nine months ended September 30, 1999. For the three and nine months ended September 30, 1998 revenues were $186,000 and $336,000, respectively. Accounts receivable amounted to approximately $116,000 at September 30, 1999 and $176,000 at December 31, 1998.

     In 1997 and 1998, the Company entered into agreements with four stockholders to provide the Company with engineering and development support. As a result of these agreements, the Company has expensed approximately $879,000 and $2,597,000, respectively, for the three and nine months ended September 30, 1999. For the three and nine months ended September 30, 1998, the Company expensed approximately $2,447,000 and $3,055,000, respectively. Accounts payable amounted to approximately $467,000 as of September 30, 1999 and approximately $41,000 at December 31, 1998. These stockholders are suppliers of technology and components for the Company's products and services. These agreements provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company's engineering efforts. These agreements do not provide for ongoing royalties, purchase provisions, nor for any requirement to provide additional funding to the Company. Also, revenues recognized from stockholders who provide engineering and development support for the three and nine months ended September 30, 1999 amounted to approximately $112,000 and $279,000, respectively, from the sale of equipment for use in certain facilities. There were no revenues recognized from these stockholders for the three and nine months ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                   FORWARD-LOOKING AND CAUTIONARY STATEMENTS.

     We may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate. The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) continued losses, (3) industry competition factors and other uncertainty that a market for the WORLDGATESM Service will develop, (4) challenges associated with cable operators (including, uncertainty that they will offer the WORLDGATE Service, inability to predict the manner in which they will market and price the WORLDGATE Service and existence of potential conflicts of interests and contractual limitations impeding their ability to offer the WORLDGATE Service), (5) challenges associated with cable box manufacturers (including uncertainty that they will support our technology in their cable boxes), (6) challenges with advertisers and television programmers (including uncertainties that they will support our CHANNEL HYPERLINKINGSM technology), (7) loss of any one of our largest customers, (8) departure of one or more key persons and (9) other risks identified in filings with the Securities and Exchange Commission. We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.


Results of Operations:

Three and Nine Months Ended September 30, 1999 and September 30, 1998.

     Revenues. Revenues increased from $369,000 for the three months ended September 30, 1998 to $1,626,000 for the three months ended September 30, 1999. Revenues also increased from $554,000 for the nine months ended September 30, 1998 to $2,916,000 for the nine months ended September 30, 1999. Substantially all revenues continue to be attributable to the increase in commercial deployments of the WorldGate Service and cable subscribers subscribing to the WorldGate Service as of September 30,1999. At September 30, 1998 there was one commercial deployment and no participating subscribers. At September 30, 1999 there were 12 commercial deployments, with approximately 11,400 cable customers subscribing to the WorldGate Service. For the three and nine months ended September 30, 1999 revenues consisted primarily of headends, keyboards and related products.

     Costs and Expenses.

                  Cost of Revenues. Cost of revenues consists primarily of product costs related to initial trials, commercial deployments and WorldGate modules to be incorporated into set-top boxes. Cost of revenues for the three and nine months ended September 30, 1999 were $4,791,000 and $10,574,000, respectively, or approximately 295% and 363%, respectively, of revenues compared to the cost of revenues of $1,866,000 and $5,030,000, respectively, or approximately 506% and 908% of revenues, respectively, for the three and nine months ended September 30, 1998. This reduction in cost of revenues as a percent of revenues is primarily attributable to the Company's reduction of unit costs and the reduced requirement for the WorldGate modules to be incorporated into set-top box deliveries.

                 Engineering and Development. Engineering and development expenses primarily consist of the compensation, cost of design, programming, testing, documentation and support of the Company's hardware, software and services. Engineering and development costs were $3,664,000 and $8,428,000, respectively, for the three and nine months ended September 30, 1999, an increase of approximately 60% and 33%, respectively, when compared to $2,283,000 and $6,336,000, respectively, for the three and nine months ended

September 30, 1998. The Company anticipates continued increases in staff and expenditures for the development of new and enhanced products, software and services.

                  Sales and Marketing. Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments. For the three and nine months ended September 30, 1999 sales and marketing expenses were $2,300,000 and $5,548,000, respectively. This resulted in increases of approximately 62% and 39%, respectively, when compared to sales and marketing expenses of $1,424,000 and $3,981,000, respectively, for the three and nine months ended September 30, 1998. The increases were primarily the result of additional trade show costs of $133,000 and $402,000, respectively, for the three and nine month periods, together with increases in marketing and promotional expenditures, the Company anticipates that these expenses will continue to increase with the anticipated growth in the number of new, and the expansion of existing, commercial deployments. Additional increased expenditures are also anticipated for advertising and other trade promotional activities.

                  General and Administrative. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $1,501,000 and $4,081,000, respectively, for the three and nine months ended September 30, 1999, an increase of approximately 81% and 64%, respectively, when compared to $830,000 and $2,495,000, respectively, for the same period in 1998. This increase of $671,000 and $1,586,000, respectively, was primarily due to a $273,000 placement fee for financing obtained in March 1999, $277,000 of additional deferred compensation expense related to options previously granted, moving costs of $269,000 associated with the Company's relocation to larger facilities in June 1999 and $800,000 of additional legal, facility and insurance costs incurred during the nine months ended September 30, 1999 over the same period in 1998. The Company anticipates that general and administrative expenses will continue to increase as the Company hires additional personnel and incurs additional costs related to being a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees.

                  Interest and Other Income and Interest Expense. Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income increased from $43,000 and $370,000, respectively, for the three and nine months ended September 30, 1998 to $1,220,000 and $2,244,000, respectively, for the three and nine months ended September 30, 1999. During the first nine months of 1998 the Company earned interest on the proceeds of a $19,935,000 private placement with multiple closings from November 1997 through January 1998. In addition, during the three months ended September 30, 1999 the company earned interest on the proceeds of $7,952,000 received during this same three month period that was part of a $16,827,000 private placement with multiple closings from September 1998 through February 1999. In comparison, during the three and nine months ended September 30, 1999, the Company earned interest on an average cash balance of approximately $95,000,000 and $60,000,000, respectively, and incurred interest expense related to its $6,000,000 financing and $1,100,000 equipment financing facility.

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


     Liquidity and Capital Resources.

     As of September 30, 1999, the Company's primary source of liquidity consisted of cash and debt instruments that are highly liquid, are of high quality investment grade and predominantly have maturities less than one year.

     At September 30, 1999, the Company had cash and cash equivalents of $29,677,000 (in addition to $58,427,000 in short-term investments) as compared to $128,000 at December 31, 1998. Net cash used in operations was $29,627,000 for the nine months ended September 30, 1999, as compared to $19,937,000 used for the same period in 1998. The increase in net cash used in operations was primarily attributable to the Company's increased losses in 1999, inventory increases, accounts receivable increases and the advance payment of engineering and development work.

     Net cash provided by financing activities was $118,451,000, and $8,773,000, respectively, for the nine months ended September 30, 1999 and 1998. This increase resulted from the Company's initial public offering ("IPO") in April 1999, with gross proceeds totaling $105,000,000. Approximately $8,455,000 in IPO expenses incurred were offset against these proceeds.

     In May 1999, the Company received additional gross proceeds of $15,750,000 from the underwriters in connection with the exercise of their over-allotment option granted in the IPO. Offering expenses related to these additional proceeds were approximately $1,103,000.

     Assuming that there is no significant change in the Company's business, the Company believes that the proceeds from the IPO will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. After the twelve month period, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing, bank debt financing, or from other sources. There can be no assurance that this capital will be available or on terms acceptable to us, if at all.

Y2K Compliance. Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000.

     We use hardware, software and other systems which are either internally developed or provided by third-party vendors. We recognize the need to ensure that these hardware, software and systems will not be adversely affected by Year 2000 computer program failures. Accordingly, the evaluation of the potential impact of the Year 2000 issue is an essential and ongoing project. In this regard we have established procedures for assessing and managing the associated risks and costs. These procedures involve three general phases: assessment, remediation and testing. To date, we have contacted all of our major vendors concerning their Year 2000 compliance and we have received or are in the process of obtaining written responses or other assurances from them. Communications to date from these third parties indicate that they expect, at this time, to be compliant by the Year 2000, based on their progress to date. We have also assessed and tested our own internally developed systems and believe them to be Year 2000 compliant. Our operating systems are Unix based, and because Unix operating systems represent time as the number of seconds since the 1st of January 1970, instead of a binary representation of the current year, we believe that these systems are less likely to be affected by the Year 2000 failures. Based upon our assessment, remediation and testing procedures performed to date, we do not believe that the Year 2000 issue will have a material effect on our products, services or operations. However, notwithstanding these procedures, we may experience degradation in the performance of our systems, or complete system failure, if our expectations are not realized or we encounter unforeseen difficulties. Any performance degradation or system failure, whether of our internal systems or of the systems of our vendors, likely would have a material effect on our business, financial condition and results of operations.

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

     As of September 30, 1999, our investments consisted of $88,104,000 most of which were cash equivalents having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the nine months ended September 30, 1999 would have decreased by less than $421,000. This estimate assumes that the decrease occurred on the first day of 1999 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our investments.

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

     Underwriting discounts and commissions                                     $8,452,500
     Finder's fees                                                                      --
     Expenses paid to or for the Underwriters                                           --
     Other expenses                                                             $1,106,000
                                                                                ----------
             Total expenses                                                     $9,558,000
                                                                                ==========


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

     The net proceeds of the offering to us (after deducting the foregoing expenses) was $111,192,000. From the effective date of the Registration Statement, the net proceeds have been used for the following purposes:

     Construction of plant, building and facilities                             $         --
     Purchase and installation of machinery and equipment                             39,000
     Purchase of real estate                                                              --
     Acquisition of other business (including transaction costs)                          --
     Repayment of indebtedness                                                     5,443,000
     Working capital                                                               2,710,000
     Temporary investments, including cash and cash equivalent                     8,000,000


     Other purposes (for which at least $100,000 has been used) including:
       investments, including debt instruments of the United States Government and its agencies and in high
       quality corporate issuers                                                  95,000,000
                                                                                ------------
                                                                                $111,192,000
                                                                                ============


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

Date:  November 15, 1999


                              /s/ Hal M. Krisbergh
                              ---------------------------------------
                              Hal M. Krisbergh
                              President and Chief Executive Officer




                              /s/ Christine K. Van Horne
                              ---------------------------------------
                              Christine K. Van Horne
                              Authorized Officer and Principal Financial Officer