Form 10-K
period 1999-12-31
WORLDGATE COMMUNICATIONS INC
filed 2000-03-30
CIK 1030058

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-25755
                            ------------------------
                         WORLDGATE COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                              23-2866697
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

          3190 TREMONT AVENUE
         TREVOSE, PENNSYLVANIA                         19053
    (Address of principal executive                  (Zip Code)
               offices)

                                 (215) 354-5100
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $641 million as of March 15, 2000, based on the closing sale price per share of common stock, as quoted on the Nasdaq National Market.

    The number of shares of the registrant's common stock outstanding as of March 15, 2000 was 21,545,140.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                        None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WORLDGATE COMMUNICATIONS, INC.

                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 1999

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Business....................................................      1
Item 2.   Properties..................................................     10
Item 3.   Legal Proceedings...........................................     10
Item 4.   Submission of Matters to a Vote of Security Holders.........     10

                                    PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................     10
Item 6.   Selected Financial Data.....................................     12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     14
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     24
Item 8.   Financial Statements and Supplementary Data.................    F-1
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     25

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     25
Item 11.  Executive Compensation......................................     28
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     35
Item 13.  Certain Relationships and Related Transactions..............     36

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     36

                         WORLDGATE COMMUNICATIONS, INC.

    This report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those anticipated in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    WorldGate Communications, Inc. ("WorldGate" or the "Company") provides a television-based Internet service, the WORLDGATE(SM) Service, that delivers Internet access and interactivity through cable television systems. The WORLDGATE Service provides:

    - high speed, easy to use Internet access with a standard cable television box that has been WorldGate enabled through either a software download or add-on hardware module, without the use of a personal computer or additional set-top appliance,

    - full featured Internet functionality and content that can be accessed within seconds,

    - low cost for subscribers (currently being offered by cable operators to U.S. subscribers at rates typically ranging from $6-$18 per month for unlimited service),

    - thin-client network architecture that allows for easy deployment and set-up, centralized system management and centrally administered upgrades, and

    - the Company's CHANNEL HYPERLINKING(SM) technology, which enables viewers to dynamically link from television programming and advertising to related Internet content.

    The number of subscribers to the WORLDGATE Service grew from approximately 1,200 on December 31, 1998 to approximately 15,000 on December 31, 1999. The WORLDGATE Service has been commercially deployed in 14 locations and launches are planned for another 18 locations worldwide. Among our cable customers are two of the top four domestic multiple system operators, and we are deploying on both analog and digital platforms.

    During 1999, three of WorldGate's customers, Charter Communications, Inc., Buckeye CableSystem, Inc. and Singapore CableVision Ltd. accounted for approximately half of WorldGate's revenues, with each cable operator identified above contributing in excess of ten percent of WorldGate's revenue.

    WorldGate was incorporated in Delaware in 1996 to succeed to the business of WorldGate's predecessor, WorldGate Communications, L.LC., which commenced operations in March 1995. WorldGate incorporated WorldGate Service, Inc. on
May 11, 1998 and WorldGate Finance, Inc. on May 13, 1998, both wholly-owned subsidiaries. WorldGate Service, Inc. is the Company's operating subsidiary and is responsible for the Company's sales, support and development activities. WorldGate Finance, Inc. performs many of the Company's financial and investment activities.

    In April 1999, WorldGate completed an initial public offering of 5,000,000 shares of its common stock, and an additional 750,000 shares in May 1999 with the exercise of the underwriters' overallotment option. The Company's shares are listed on the Nasdaq National Market and are being traded under the symbol "WGAT".

GENERAL DEVELOPMENTS OF OUR BUSINESS

    The following events have occurred since our initial public offering in April 1999:

    - We were issued two patents in the United States covering aspects of our CHANNEL HYPERLINKING technology and our ULTRA-THIN CLIENT(SM) architecture. In addition, we received notice from the U.S. Patent and Trademark Office that a third patent, with an additional 25 claims supporting this technology, has been allowed. See "Intellectual Property" below.

    - We have entered into deployment agreements with four additional cable operators as follows:

      - Comcast Cable Communications, Inc.,

      - Bresnan Communications, Inc. (now part of Charter
        Communications, Inc.),

      - Buckeye CableSystem, Inc., and

      - The Hunan Multimedia Communications Bureau in the People's Republic of China.

    - Internationally, we have entered into trial or deployment agreements with nineteen cable operators in thirteen countries. During the fourth quarter, Telefonica Multimedia S.A.C, Peru's largest cable operator, began broad commercial deployment of the WORLDGATE Service.

    - We signed a letter of intent with OpenTV to integrate the WORLDGATE Service on their platform. OpenTV is a leading provider of software that enables digital interactive television. Its software is licensed to more than 20 digital set-top box manufacturers and is broadly deployed in Western Europe.

    - We have continued to enhance our product offering with the addition of new content providers, among them StarMedia Network, Inc., a leading Internet media company that provides content for Spanish and Portuguese-speaking audiences.

    - General Instrument (now part of Motorola) announced the introduction of SURFview, a $99 advanced analog set-top box, developed in cooperation with WorldGate, that enables cable operators around the world to provide low-cost Internet access via the television. GI has also entered into a joint marketing agreement with WorldGate that enables the WORLDGATE Service to be a native application on the SURFview platform.

    - Together with Nielsen Media Research, we announced preliminary results from one of the first major interactive television usage studies conducted in the U.S. Initial data indicate that viewers are using the WORLDGATE Service in excess of thirty hours a month or an hour a day on average, similar to Internet usage through a PC. The study, which included national and local advertisers, showed that on a monthly basis approximately 79% of WorldGate subscribers were using CHANNEL HYPERLINKING to immediately link to content related to the programs they are watching.

    - We announced the opening of the National Channel HyperLinking Operations Center, which is a clearinghouse for the necessary data management to facilitate the bridge between programmers, advertisers and cable operators, making interactive programming possible.

WORLDGATE MARKET OPPORTUNITY

    The Internet is growing rapidly and is emerging as a significant interactive medium used by millions of people for entertainment, communications, research, education and e-commerce. Although Internet access has historically required a personal computer, IDC surveys indicate that U.S. consumers, by a two-to-one margin, would prefer to receive emerging electronic information and entertainment services through their television sets, rather than their personal computers. In the United States, approximately 98% of the over 100 million households owns a television set.

    WorldGate believes that a television-based approach offers the following advantages:

    - televisions are widely accepted and used by consumers,

    - televisions are well suited for sharing information and entertainment,

    - the advertiser-sponsored television entertainment model is well accepted, and

    - television programming provides a unique portal opportunity.

    Set-top appliances, such as those provided by WebTV, have been introduced that use telephone lines to provide Internet access to a television without requiring a personal computer. Although these access solutions do not require a personal computer, WorldGate believes that this mode of Internet access may be limited by:

    - the need to purchase a dedicated or "single-purpose" set-top appliance which typically costs approximately $99-$199 and exposes the consumer to risks of equipment obsolescence,

    - monthly subscription fees that may be up to $25 per month in addition to any telephone access charges,

    - the telephone bandwidth and usage constraints of dial-up modems with current peak data transmission speeds of 56 Kbps that may result in significant dial-up connection times, busy signals and delays, and

    - functional limitations such as the inability to support CD-quality audio and Java-based applications, including instant messaging and chat rooms.

    As a result of the shortcomings of telephone-based Internet access, WorldGate believes that an opportunity exists in providing television-based Internet access through a standard cable television set-top box and its associated cable television service. According to a 1999 Kagan report, approximately 97% of U.S. television households are passed by cable plant. About 70% of those households with access to cable service, or 67 million households, subscribe to cable service. WorldGate believes that the cable infrastructure provides a superior medium for Internet access that eliminates the major obstacles of telephone access and includes the following benefits:

    - lower cost to cable subscribers than telephone-based methods,

    - high transmission speeds, with maximum data transmission speeds from the cable operator's central facility to the subscriber of up to 350 Kbps on the analog platform and 38 Mbps on the digital platform, and

    - "always-on" availability providing access within seconds.

    For many parts of the world, the personal computer represents too large a financial and technical barrier to universal Internet access. Likewise, the quality of telephone service normally required for PC-based Internet access, and typically enjoyed in the United States, is often not readily available or is cost prohibitive. However, it is estimated that there are 240 million cable subscribers worldwide, further demonstrating the market opportunity. Most of this cable plant is analog and WorldGate believes that WorldGate offers the only cable-based Internet access for analog cable systems.

    WorldGate believes that to successfully take advantage of the demand for cable television-based Internet services in the mass consumer market, the service should:

    - be a relatively low cost solution for cable operators that can be offered to consumers over existing cable systems,

    - provide low cost, easy to use, high speed Internet access to consumers,

    - require no additional investment in equipment or hardware by the consumer, and

    - be flexible enough to efficiently accommodate ongoing advances in Internet capabilities.

    WorldGate believes that current Internet access offerings have not addressed the mass market opportunity due to a failure to satisfy one or more of these criteria.

WORLDGATE SOLUTION

    WorldGate believes that the WORLDGATE Service addresses this mass consumer market opportunity because it is a low cost, high speed, easy to use Internet service. The WORLDGATE Service utilizes an ULTRA-THIN CLIENT network architecture to allow for easy deployment and set-up, central system management and centrally administered upgrades. In the subscriber home, the WORLDGATE Service employs only a television, a remote control or WorldGate wireless keyboard, and a WorldGate capable digital or advanced analog box--both of which types of boxes are currently being deployed by cable operators for business reasons largely unrelated to Internet access. The WORLDGATE Service enables users, among other activities, to browse the Web, send and receive e-mail, participate in chat sessions and shop online. With features such as our CHANNEL HYPERLINKING technology, the WORLDGATE Service can integrate the interactivity of the Internet with the television viewing experience. By enabling low cost Internet access, integrated Internet/television advertising and e-commerce, WorldGate believes it is pioneering a new mass market.

WORLDGATE BUSINESS MODEL

    WorldGate derives revenues from cable operators and expects to derive revenues from e-commerce merchants and advertisers. WorldGate expects to enhance these revenue opportunities by implementing the strategies described below.

    REVENUE DERIVED FROM CABLE OPERATORS. In most instances, WorldGate sells its headend server equipment and wireless keyboards to cable operators and licenses the software for the WORLDGATE Service to cable operators for a monthly subscriber fee. WorldGate believes that cable operators will either offer the WORLDGATE Service to their subscribers as a premium service, requiring subscribers to pay a separate monthly fee for the service, or as a part of a package of services in which the subscriber pays a monthly fee for the entire package. Generally, WorldGate receives monthly fees from the cable operators based on the total number of subscribers to the WORLDGATE Service.

    REVENUE DERIVED FROM E-COMMERCE MERCHANTS. WorldGate is in the process of negotiating with companies in the business of selling products and services online. WorldGate believes that these companies may pay for the opportunity to promote their business through portals by sharing a portion of the revenues they are paid or by paying a fixed fee per transaction. We intend to make access to online shopping opportunities both simple and convenient for our subscribers so that we can participate in the rapid growth forecasted for e-commerce. We expect to share the revenues derived from e-commerce merchants with cable operators.

    REVENUE DERIVED FROM ADVERTISERS. WorldGate has space on its various menu pages that is available for banner advertising and other promotions. When subscribers click on these banners, they can be linked quickly to another Web page that gives more detailed information about the subject of the banner ad. Advertisers typically pay portals based on the number of times that their ad is displayed on a page viewed by a subscriber, so as the number of WorldGate subscribers grows, we expect our opportunities to derive advertising revenues will also grow. We intend to rely at least in part on third party firms such as DoubleClick Inc. that are in the business of providing advertisements to portals. In some cases, we may ourselves directly contract with advertisers to display their ads, either on a per view basis or based on a fixed fee to cover the right to display their ad for a period of time. Information derived from the cable system will permit us to know the general geographic area in which each of our subscribers lives, and in many cases we will know zip codes and perhaps more extensive demographic information regarding our subscribers if they wish to share that information with us. This information can be maintained off-line in encrypted form within databases that can be accessed by our headend components. Having location and other data regarding our subscribers is expected to be valuable because advertisers typically are willing to pay higher advertising fees if they can target their ads based on such information. We expect to share the revenues derived from Web advertising with cable operators.

    Our CHANNEL HYPERLINKING technology will provide one button linking from television and advertising content to a related fully interactive Web site. This sort of advertising is "self targeted" because subscribers themselves decide whether they want to get more information. This is in sharp contrast to traditional television advertising that typically includes sending messages to large numbers of viewers on an unsolicited basis. In addition to the value achieved by self-targeting, the value of our CHANNEL HYPERLINKING technology is enhanced by both the availability of demographic information and interactivity. By delivering an interactive experience, we are able to give the subscribers the opportunity to follow a variety of paths to gain extensive information about the subject of interest. The interactivity also allows the subscribers in many cases to purchase a product or service online. With the average cable household being exposed to tens of thousands of television advertisements annually, we believe that there are many opportunities for use of our CHANNEL HYPERLINKING technology.

    Our CHANNEL HYPERLINKING technology business model is based on a revenue split with our cable operator partners and the television networks. Revenues to WorldGate are expected to come from advertisers seeking to engage the WORLDGATE Service subscribers in some form of interactivity while using our CHANNEL HYPERLINKING technology. The business model assumes that interactions will be on a pay-for-performance basis such that advertisers and others will pay us based on the number of "clicks" that occur. No meaningful revenue was derived from this service in 1999.

BUSINESS STRATEGY

    The principal elements of WorldGate's business strategy include the following:

    PROVIDE COMPELLING VALUE FOR END-USERS. While many companies are focused primarily on increasing the speed of Internet access, WorldGate is focused on significantly expanding the availability of the Internet to a broader set of consumers and providing these consumers with an enriched Internet experience, in addition to offering high speed access. WorldGate designed the WORLDGATE Service to operate on the widely available existing cable television systems, to be an inexpensive alternative to other forms of Internet access and to be easy for the consumers to use. A consumer needs only an existing television, a WorldGate enabled digital or advanced analog cable box and a wireless remote or keyboard, typically supplied by the cable operator. In addition, WorldGate's CHANNEL HYPERLINKING technology has been designed to offer consumers easy, fast and interactive access to content which is associated with a television program or advertisement they are viewing.

    PROVIDE COMPELLING VALUE FOR CABLE OPERATORS. WorldGate believes that cable operators assess the viability of an investment in a new service by considering the cost of the initial investment in equipment, service reliability, overall operating and maintenance expenses and the incremental revenue that can be generated by such service. The WORLDGATE Service can be offered to cable subscribers through the cable operators' existing two-way infrastructure, or its one-way infrastructure using a telephone line. Capital costs for headend equipment for the WORLDGATE Service are as low as $25 to $40 per WorldGate subscriber. WorldGate hardware and software can be added as the number of subscribers to the service grows and efficiently upgraded as the cable operator improves its infrastructure and deploys new generation cable boxes. There is, however, no need for any costly upgrades to make the plant cable modem ready as a requirement for the WORLDGATE Service because the WORLDGATE Service can be provided through existing technologies. The WORLDGATE Service can provide cable operators with the ability to offer Internet access and interactivity to their cable subscribers for an immediate incremental revenue streams from subscriber fees and shared advertising and online transaction fees in exchange for a modest investment.

    PROVIDE COMPELLING VALUE FOR PROGRAMMERS, ADVERTISERS, ADVERTISING AGENCIES AND E-COMMERCE MERCHANTS. Through WorldGate's CHANNEL HYPERLINKING technology, programmers and advertisers may enhance their television or advertisement content with related Internet materials by providing their viewers with the ability to interact in real-time with their television programming or advertising. For example, a television viewer watching a commercial could link immediately to that advertiser's Web site to find more information about the product or to place an order. By giving viewers this ability, WorldGate believes that the value of the program or advertisement to the television programmers or advertisers is increased because its effectiveness can be measured, and as a result, programmers and advertisers will be willing to pay for the linkage.

TECHNOLOGY

    The WorldGate platform is based on our patented ULTRA-THIN CLIENT architecture, which allows substantially all client-related processing to be performed at the cable headend. The WorldGate platform is comprised of three components:

    - servers located at the cable headend,

    - a WorldGate enabled digital or advanced analog cable box, and

    - a remote control and optional wireless infrared keyboard.

    CABLE HEADEND; CHANNEL HYPERLINKING. There are two servers located at the cable headend. One server manages all information traveling to and from this server to the Internet. This server also manages individual Internet sessions, processes data for presentation on the television screen and manages the Web browsing client. The second server manages real-time communications from the cable headend to a subscriber's cable box. This server acts as a bi-directional router for data on a cable network. These servers:

    - are based on a multi-processor architecture,

    - can be accessed remotely by WorldGate for performance monitoring and software upgrades, and

    - are configured so that typical full screen refresh time on:

       - an analog platform is five seconds or less, and

       - a digital platform is as low as 1/30(th) of a second.

    General Web surfing is provided by our browser technology using high performance server headend systems. The WORLDGATE Service browser currently supports HTML Version 3.2, HTTP Version 1.0 and 1.1, HTML Frames, Image formats such as GIF Animations, JPEG and XBM formats. To WorldGate's knowledge, WorldGate is the only company that supports a full Java implementation offering on a set-top platform. Java is used for such applications as chat and instant messaging. The WorldGate platform supports JavaScript that is compatible with Microsoft and Netscape browsers.

    One feature of the WORLDGATE Service is our CHANNEL HYPERLINKING technology. When a cable television subscriber makes a CHANNEL HYPERLINKING request, the subscriber's cable box sends a signal to the cable headend indicating the channel and program information of the program the subscriber is viewing. This information is then matched with the corresponding Web address for the program which has been stored at a cable headend database. Afterwards, the subscriber is linked to the corresponding Web site for full Internet interactivity. This entire process occurs within seconds.

INTELLECTUAL PROPERTY

    WorldGate regards its technology as proprietary, and relies on a combination of patents, copyrights, trademarks, trade secret laws, contractual restrictions and other methods to establish and protect our technology and proprietary rights and information. WorldGate has filed patent applications in the United States and internationally covering aspects of its real-time, two-way interactive systems, including its ULTRA-THIN CLIENT architecture, centralized data processing, communications schemes and its CHANNEL HYPERLINKING technology. During 1999, the Company was issued two patents in the United States. Our CHANNEL HYPERLINKING patent, number 5,961,603, relates to a system and method for providing interactive access to an information source, such as the Internet, through a networked distribution system, such as television programming. Our ULTRA-THIN CLIENT patent, number 5,999,970, relates to a system and method for accessing an information source without the need for a personal computer, and more particularly to the access of such information source through the use of the existing television distribution systems. During the first quarter of 2000, the U.S. Patent and Trademark Office issued a Notice of Allowance with respect to a third patent application with 25 claims for our ULTRA-THIN CLIENT architecture and CHANNEL HYPERLINKING technology. This latest patent addresses elements of WorldGate designs to allow an increased number of subscribers with an immediate connection to the Internet and other interactive information services through the cable television platform.

COMPETITION

    We believe that our business encompasses two markets: the market for consumer Internet services and the market for interactive television.

    INTERNET SERVICES. The market for Internet services is extremely competitive, and we expect that competition will intensify in the future. Access to the Internet is currently available through several methods, including:

    - telephone access through a personal computer,

    - telephone access through a television,

    - cable access through a personal computer,

    - cable access through a television, and

    - wireless access through satellite and ground based radios.

    While these various methods of Internet access and types of services offered may be construed as competitive, they may also be complementary. Household members may prefer to use different methods of Internet service/access based on availability and their intended business or leisure use.

    Currently, the majority of Internet users utilize a personal computer and a modem to access the Internet over a telephone line through a connection to an Internet service provider, such as America Online and Earthlink. WorldGate believes that this mode of Internet access may be limited by the technological complexity and obsolescence issues usually associated with a personal computer, bandwidth constraints which may result in significant dial-up connection times and delays, and the expense, including the investment in a personal computer, ISP monthly fees, and possible telephone access charges. Recent advancements within telephone systems may mitigate some of the delays associated with bandwidth constraints. Integrated Services Digital Network ("ISDN") and Digital Subscriber Line ("DSL") technologies enable high-speed data transmission speeds over specially conditioned telephone lines. The regional bell operating companies, some in conjunction with AOL, and many of the competitive local exchange carriers offer high-speed telephone access through a personal computer.

    In addition to telephone based access, satellite-delivered access such as direct broadcast satellite ("DBS") relies on satellite bandwidth for downstream transmission and on dial-up modems and the telephone network for upstream transmission. DBS operators have limitations on their ability to expand their services due to the necessity of dividing a finite amount of satellite bandwidth among subscribers in a broad geographic area. Some operators have addressed this problem by incorporating the technology for a telephone-based service in their set-tops, such as EchoStar's agreement with WebTV to use its technology. While eliminating the bandwidth constraints on downstream transmission, this approach has the telephone limitations discussed above.

    Other wireless offerings rely on ground-based radios instead of satellites. These offerings include multichannel multipoint distribution service ("MMDS") and local multipoint distribution service ("LMDS"), which are one-way and two-way high-bandwidth wireless digitial broadcasting systems, respectively. MMDS and LMDS are not yet widely available, require unobstructed "line-of-sight" transmission paths and may require additional radio frequency spectrum allocations, an entirely new distribution infrastructure and new equipment, including specialized radio modems.

    Set-top appliances, such as those provided by Microsoft's WebTV, have been introduced to provide Internet access through telephone lines to a television without requiring a personal computer. WorldGate believes that this mode of Internet access may be limited by the need to purchase a dedicated or "single-purpose" set-top appliance, which adds expense and carries obsolescence risk, telephone bandwidth constraints and monthly subscription fees.

    Leveraging the broadband infrastructure of cable television systems, several services have been launched to provide high-speed Internet access to cable subscribers with personal computers. Companies in this segment include Excite-At-Home and Road-Runner. WorldGate believes that subscribers to these services require a separate high-speed cable modem with an installation cost of approximately $40-$100 and that additional costs are also incurred for monthly subscription fees in the range of $30-$50.

    Various companies are attempting to provide Internet access to cable television consumers through a set-top appliance connected to a television. In some instances this appliance may be a dedicated unit, such as has been utilized by ICTV and the Interactive Channel, or a cable converter box, such as that utilized by the WorldGate Service. Generally, these solutions are cable-based and do not use the telephone infrastructure, thus eliminating the bandwidth constraints. The use of a dedicated unit, however, adds incremental costs which are not present when the service is offered directly over a cable box.

    INTERACTIVE TELEVISION. Interactive Television generally refers to services that allow the viewer to interact with a program or advertisement on the television set, usually by using a conventional television remote control, or a keyboard (e.g., for e-mail). The revenue sources for Interactive Television are primarily advertising, e-commerce (which on television is beginning to be called t-commerce) and subscription fees.

    Interactive television can be broken down into three general service categories:

    - enhanced television,

    - Internet over television, and

    - personalized television.

    Enhanced television services generally allow the viewer to obtain more information and request products or information to be sent to the home. One company offering these services is Wink Communications, which permits the viewer, using the select feature on a standard remote control, to only request additional information or buy or request coupons or products. The availability of this pre-packaged information is typically synchronized with programs; and with some systems viewers must also have a computer in the same room as their television in order to access the information. WorldGate's patented CHANNEL HYPERLINKING technology connects viewers directly from what they are watching on television to a related Web site on a real-time, two-way basis, usually in five seconds or less, through the use of a single button on the remote control.

    We believe that the two major entrants in the Internet over television category are Microsoft's WebTV and WorldGate. WebTV requires a stand-alone box and uses the telephone for downstream and return path while WorldGate uses the existing advanced analog or digital set-top cable box and the cable infrastructure.

    Personalized television allows television viewers to "personalize" their viewing experience. Two examples of personalized television are Video-on-demand
(VOD) and personal video recording (PVR). VOD allows television viewers to order movies or television programs when they want them and PVR lets viewers pause, rewind, and replay broadcasts of television programming, as well as record programs. While these personalized television services do not compete directly with the WORLDGATE Service, they may compete for "space" within the cable set-top box.

    Also within WorldGate's competitive environment are various developers of middleware and operating systems software. These companies include Liberate Technologies, Morecom, Microsoft's Windows CE and OpenTV. Middleware and operating systems are the software upon which the various applications, such as the WORLDGATE Service, Wink, electronic program guides and VOD reside in certain current and next generation set-top boxes. Together, these operating systems and applications permit subscriber/content interactivity through the set-top boxes. WorldGate is working with some of the foregoing companies to find ways to combine their product and service offerings with those of WorldGate.

BACKLOG

    The Company typically delivers ordered equipment to customers within a few days of receiving such orders. The Company does not generally maintain a material amount of orders in backlog.

RESEARCH AND DEVELOPMENT

    To date, engineering and development has been, and continues to be, a significant focus of WorldGate. Development of the WORLDGATE Service has required combining technical experience and knowledge from two historically separate industries, the Internet and cable. The principal elements of WorldGate's engineering and development activities are CHANNEL HYPERLINKING and future enhancements to the WORLDGATE Service. Engineering and development expenditures by the Company have been approximately $6,981,000; $9,684,000; and $12,440,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

    FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

                                                   1997       1998       1999
                                                 --------   --------   --------
United States
  Sales to Unaffiliated Customers..............  $    141   $    845   $  3,744
  Operating Loss...............................   (14,447)   (27,444)   (37,720)
  Identifiable Assets..........................    18,412      5,621     89,170
  Export Sales*................................        --        177      1,850

------------------------

*   Contracts and orders are denominated in U.S. dollars

EMPLOYEES

    As of December 31, 1999, the Company, on a consolidated basis, had 210 full-time employees. All of WorldGate's employees are located in Trevose, Pennsylvania, except for an aggregate of five sales people located in Colorado, Florida and Massachusetts. None of WorldGate's employees are represented by a labor union, and WorldGate has no collective bargaining agreement. We consider our employee relations to be good.

ITEM 2.  PROPERTIES.

    Our corporate headquarters is located in Trevose, Pennsylvania in a leased facility consisting of approximately 60,000 square feet. The lease for this space will expire in June 2009, with an option to extend for an additional
10 years.

ITEM 3.  LEGAL PROCEEDINGS.

    On May 11, 1998, Interactive Channel Technologies, Inc. and SMI
Holdings, Inc., subsidiaries of Source Media, Inc. ("Source"), filed a complaint against us in the U.S. District Court for the District of Delaware, alleging that the WORLDGATE Service infringes patents issued to Source. The complaint seeks injunctive relief, as well as monetary damages and attorney fees. In our answer filed on June 22, 1998, we have denied these allegations and further asserted that the patents in suit were invalid. In addition we have filed multiple counterclaims against Source asserting that Source misappropriated our confidential information and trade secrets, and intentionally and tortiously interfered with our existing and prospective business relationships, which counterclaims Source has subsequently moved to dismiss. Source's motion was subsequently denied and discovery is now proceeding.

    On October 6, 1998, Advanced Interactive, Inc. ("AII") filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division, against Matsushita Electric Corporation, Matsushita Electric Industrial
Co. Ltd., Sharp Electronics, Corp., Sharp Corp., Interactive Channel Technologies, Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba America, Inc., Toshiba Corporation, General Instrument Corporation, Scientific-Atlanta, Inc., ATI Technologies, Inc., ADS Technologies, Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and us, alleging that each of the above companies infringed a patent issued to AII. The complaint seeks monetary damages and attorney fees. In our answer filed on December 2, 1998, we denied these allegations and further asserted that the patent in suit was invalid. Subsequently, the defendants have filed a joint motion for partial summary adjudication of claim construction issues. On February 17, 2000 the Court agreed with the claim construction proposed by the defendants and granted defendant's joint motion for partial summary judgement. The parties are in discussion with the court to determine the next steps to take in the case.

    In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cash flow of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    WorldGate's common stock, par value $0.01 per share, has been traded on the Nasdaq National Market under the symbol "WGAT" since our initial public offering on April 15, 1999. The following table shows the high and low closing sales price as reported by the Nasdaq National Market for each quarter since we have been public.

                                                                HIGH       LOW
                                                              --------   --------
1999
Second Quarter (from the date of our initial public
  offering, April 15, 1999).................................   $51.25     $23.75
Third Quarter...............................................    51.31      21.25
Fourth Quarter..............................................    48.00      19.88

    On March 15, 2000, the last reported sale price of our common stock as reported on the Nasdaq National Market was $29.75 per share.

    As of March 15, 2000, we had approximately 380 holders of record of our common stock.

DIVIDENDS

    We have never paid or declared any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

SALE OF UNREGISTERED SECURITIES

(1) From September 2, 1998 through February 8, 1999, WorldGate sold an aggregate of 1,529,714 shares of series C preferred stock at a purchase price of $11.00 per share to various accredited investors. These sales were exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

(2) On March 2, 1999 WorldGate issued its senior secured promissory notes in the aggregate principal amount of $6 million and issued warrants to purchase up to 331,490 shares of common stock. These sales were exempt from registration pursuant to Section 4(2) of the Securities Act.

(3) Prior to the filing of the Form S-8 on May 20, 1999, pursuant to WorldGate's stock option plan, as amended, WorldGate has granted options to purchase a total of 911,225 shares of common stock to its employees and certain other persons during the past three fiscal years at exercise prices ranging from $0.75 to $27.00 per share. In granting the options and selling the underlying securities upon exercise of the options, WorldGate is relying upon exemptions from registration set forth in Rule 701 and Section 4(2) of the Act.

OUR INITIAL PUBLIC OFFERING/USE OF PROCEEDS

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

    On May 10, 1999, we closed on the Underwriters exercise of their over-allotment option to purchase an additional 750,000 shares of our common stock at the initial public offering price of $21 per share. The total price to the public for the shares of common stock offered and sold by us was $120,750,000. The amount of expenses incurred for our account in connection with the offering are as follows:

Underwriting discounts and commissions......................  $8,452,000
Finder's fees...............................................          --
Expenses paid to or for the Underwriters....................          --
Other expenses..............................................   1,106,000
                                                              ----------
      Total expenses........................................  $9,558,000
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

    The net proceeds of the offering to us (after deducting the foregoing expenses) was $111,192,000. From the effective date of the Registration Statement, the net proceeds have been used for the following purposes:

Construction of plant, building and facilities..............  $         --
Purchase and installation of machinery and equipment........     1,198,000
Purchase of real estate.....................................            --
Acquisition of other business (including transaction
  costs)....................................................            --
Repayment of indebtedness...................................     6,163,000
Working capital.............................................    28,161,000
Temporary investments, including cash and cash
  equivalents...............................................     9,256,000
Other purposes (for which at least $100,000 has been used)
  including: investments, including debt instruments of the
  United States Government and its agencies and in high
  quality corporate issuers.................................    66,414,000
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

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected financial information for the period from March 21, 1995 (inception) to December 31, 1995 and for each of the years ended
December 31, 1999, December 31, 1998 and December 31, 1997 and December 31, 1996 are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. You should read the following information in conjunction with our financial statements and notes thereto and "Management's

Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                      MARCH 21, 1995                    YEAR ENDED DECEMBER 31,
                                    (INCEPTION) THROUGH   ---------------------------------------------------
                                     DECEMBER 31, 1995       1996         1997         1998          1999
                                    -------------------   ----------   ----------   -----------   -----------
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues..........................      $                 $            $      141   $     1,022   $     5,594
Costs and expenses:
  Cost of revenues................              --                --        1,530         9,919        15,593
  Engineering and development.....             149             1,408        6,981         9,684        12,440
  Sales and marketing.............              --               428        3,623         5,157         8,719
  General and administrative......              --             1,093        2,432         3,587         6,270
  Depreciation and amortization...              --                --           22           119           292
                                        ----------        ----------   ----------   -----------   -----------
      Total costs and expenses....             149             2,929       14,588        28,466        43,314
Loss from operations..............            (149)           (2,929)     (14,447)      (27,444)      (37,720)
Interest and other income, net....              --                 8          423           423         3,319
Interest expense..................              --                (2)         (17)         (101)         (230)
                                        ----------        ----------   ----------   -----------   -----------
Loss before extraordinary item....            (149)           (2,923)     (14,041)      (27,122)      (34,631)
Extraordinary item--extinguishment
  of debt.........................                                             --            --        (1,019)
                                        ----------        ----------   ----------   -----------   -----------
Net loss..........................            (149)           (2,923)     (14,041)      (27,122)      (35,650)
Accretion on preferred stock......              --               (75)      (2,436)       (6,145)       (2,475)
                                        ----------        ----------   ----------   -----------   -----------
Net loss available to common
  stockholders....................      $     (149)       $   (2,998)     (16,477)  $   (33,267)  $   (38,125)
                                        ==========        ==========   ==========   ===========   ===========
Basic and diluted net loss per
  common share: (1)
  Loss before extraordinary
    item..........................                        $    (0.33)       (1.81)  $     (3.66)  $     (2.07)
  Extraordinary item..............                                --           --            --          (.06)
                                                          ----------   ----------   -----------   -----------
      Net loss....................                        $    (0.33)       (1.81)  $     (3.66)  $     (2.13)
                                                          ==========   ==========   ===========   ===========
Weighted average common stock
  outstanding--basic and
  diluted.........................                         9,100,801    9,100,801     9,100,801    17,869,827
                                                          ==========   ==========   ===========   ===========
BALANCE SHEET DATA:
Cash and cash equivalents,
  restricted cash and short term
  investments.....................      $       32        $    7,574   $   17,318   $       368   $    75,670
Total assets......................              32             7,583       18,412         5,621        89,170
Long-term obligations, including
  current portion.................              --                --          591         1,128         1,185
Total mandatory redeemable
  preferred stock.................              --             8,571       34,366        49,276            --
Warrant for mandatory redeemable
  preferred stock.................              --                --          881           881            --
Total stockholders' equity
  (deficit).......................              32            (1,451)     (19,177)      (52,240)       82,657
Other data:
Common shares outstanding.........              --         9,100,801    9,100,801     9,100,801    21,488,456

------------------------

(1) For purposes of computing the net loss per common share before extraordinary item, loss before extraordinary item has been reduced by the accretion on preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    We may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations. In order to take advantage of the "safe harbor" provisions of the private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate. The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, those set forth under and included in other portions of this document. We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.

RESULTS OF OPERATIONS:

    The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in another part of this document and which are deemed to be incorporated into this section.

1999 versus 1998

    Revenues.

    Revenues increased from $1,022,000 for the year ended December 31, 1998 to $5,594,000 for the year ended December 31, 1999. Substantially all revenues continue to be attributable to the increase in commercial deployments of the WORLDGATE Service and cable subscribers subscribing to the WORLDGATE Service. At December 31, 1998 there were three commercial deployments and 1,200 cable customers to the WORLDGATE Service. At December 31, 1999 there were 14 commercial deployments, with approximately 15,000 cable customers subscribing to the WORLDGATE Service. For the year ended December 31, 1999 revenues consisted primarily of sales of headends, keyboards and related products.

    Costs and Expenses.

    Cost of Revenues. Cost of revenues consists primarily of product costs related to initial trials, commercial deployments and WorldGate modules to be incorporated into set-top boxes. Costs of Revenues for the years ended December 31, 1999 and 1998 were $15,593,000 and $9,919,000, respectively, or approximately 279% and 971%, of revenues, respectively. This reduction in the cost of revenues as a percent of revenues is primarily attributable to the Company's reduction of unit costs and number of WorldGate modules needed for set-top boxes.

    Engineering and Development. Engineering and development expenses primarily consist of compensation of employees, design costs and programming, testing, documentation and support of the Company's hardware, software and services. Engineering and development costs were $12,440,000 and $9,684,000, respectively, for the years ended December 31, 1999 and 1998. The Company anticipates continued increases in staff and expenditures for the development of new and enhanced products, software and services.

    Sales and Marketing. Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments. For the years ended December 31, 1999 and 1998, sales and marketing expenses were $8,719,000 and $5,157,000. The increase of approximately 69% was primarily the result of additional trade show costs of approximately $1,200,000 and increases in marketing and promotional expenditures. The Company anticipates that these expenses will continue to increase with the anticipated growth in the number of new, and the expansion of existing, commercial deployments. Increased expenditures are also anticipated for advertising and other trade promotional activities.

    General and Administrative. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $6,270,000 and $3,587,000, respectively, for the years ended December 31, 1999 and 1998. This increase of approximately 75% was primarily due to a $273,000 placement fee for financing obtained in March 1999, $277,000 of additional deferred compensation expense related to options previously granted, moving costs of $269,000 associated with the Company's relocation to larger facilities in June 1999 and $1,300,000 of additional legal, consulting, facility and insurance costs incurred during the year ended December 31, 1999. Additionally, the Company recorded a reserve for doubtful accounts of $150,000 at December 31, 1999. The Company anticipates that general and administrative expenses will continue to increase as the Company hires additional personnel and incurs additional costs related to being a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees.

    Interest and Other Income and Interest Expense. Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income increased from $423,000 for the year ended December 31, 1998, to $3,319,000 for the year ended December 31, 1999. During 1998 the Company earned interest on the proceeds of a $19,935,000 private placement with multiple closings from November 1997 through January 1998, and on proceeds received of $7,952,000 that was part of a $16,827,000 private placement with multiple closings from September 1998 through February 1999. In comparison, during the year ended December 31, 1999, the Company earned interest on an average invested balance of approximately $54,000,000, primarily the result of the net proceeds received of $111,192,000 from the Company's initial public offering ("IPO") in April 1999, and incurred interest expense related to its $6,000,000 financing and $1,100,000 equipment financing facility.

    Extraordinary Loss. The Company recorded a $1,019,000 extraordinary loss as a result of the early extinguishment in April 1999 of notes issued by the Company in March 1999.

    Income Taxes. The Company has incurred net operating losses since inception and accordingly had no income taxes due and has not recorded any income tax benefit for those losses.

1998 VERSUS 1997

    The Company's revenues increased to $1,022,000 in 1998, as compared to $141,000 in 1997. This increase in revenues reflects an increase in the number of system sales and wireless keyboard sales in connection with the initial commercial deployment of the WORLDGATE Service. The WORLDGATE Service was first made available to cable subscribers in 1998.

    WorldGate's cost of revenues for 1998 were $9,919,000 as compared to $1,530,000 in 1997. This increase of $8,389,000 is due to the increased number of trials and deployment systems installed in 1998. These costs reflect direct costs and the additional hardware, software and installation costs incurred for customer trials and field system deployments.

    The Company's engineering and development expenses increased to $9,684,000 in 1998, as compared to $6,981,000 in 1997. Due to the initial commercial deployment of the WORLDGATE Service, the increase in the number of trials and the on-going product development, testing and enhancement of the WORLDGATE Service, the number of engineering and development personnel increased during 1998. In 1998, personnel costs increased by $900,000, and engineering equipment, licenses, certifications and support costs increased by approximately $1,800,000. Engineering equipment costs in 1998 included approximately $2,000,000 of development expenditures paid to two non-controlling stockholders under existing contracts.

    WorldGate's sales and marketing expenses increased to $5,157,000 in 1998, as compared to $3,623,000 in 1997. These expenses represent the cost of introducing the WORLDGATE Service to the cable television industry, and the marketing expenditures incurred as a result of the expansion of our initial commercial deployment and the increased number of initial trials with cable operators. These expenses include expenditures for advertising, trade shows, promotional materials, consultants and general sales and marketing overhead. Personnel costs increased by $600,000, and marketing expenditures increased by $1,000,000 in 1998.

    WorldGate's general and administrative expenses increased to $3,587,000 in 1998, as compared to $2,432,000 in 1997. The increase is attributable primarily to additional personnel and related overhead costs to support our growth, including the initial commercial deployment and the increased number of trials. In 1998, personnel costs increased by $550,000 and other related overhead expenditures increased by $650,000.

    WorldGate has not provided for or paid any federal or state income taxes. As of December 31, 1998, the Company had net operating loss carry-forwards of approximately $38,500,000 available to offset future income subject to income taxes. The Company believes that its ability to utilize its net operating loss carry-forwards will be subject to annual limitations as a result of its initial public offering.

Liquidity and Capital Resources:

    As of December 31, 1999, the Company's primary source of liquidity consisted of cash and cash equivalents and short-term investments that are highly liquid, are of high quality investment grade and predominantly have maturities less than one year. We intend to make such funds readily available for operating purposes. We may use cash to acquire or license technology, products or business related to our current business. We anticipate that we will continue to experience significant growth in our operating expenses and that our operating expenses will be a material use of our cash resources.

    At December 31, 1999, the Company had cash and cash equivalents of $9,256,000 (in addition to $66,414,000 in short-term investments) as compared to $128,000 at December 31, 1998. Net cash used in operations was $42,160,000 for the year ended December 31, 1999, as compared to $25,723,000 used in 1998. The increase in net cash used in operations was primarily attributable to the Company's increased losses in 1999, inventory increases, accounts receivable increases and the advance payment of engineering and development work.

    Net cash provided by financing activities was $118,925,000 and $9,301,000, respectively, for the years ended December 31, 1999 and 1998. This increase resulted from the Company's IPO in April 1999, with gross proceeds totaling $105,000,000. Approximately $8,452,000 in IPO expenses incurred were offset against these proceeds.

    In May 1999, the Company received additional gross proceeds of $15,750,000 from the underwriters in connection with the exercise of their over-allotment option granted in the IPO. Offering expenses related to these additional proceeds were approximately $1,103,000.

    Assuming that there is no significant change in the Company's business, the Company believes that the proceeds from the IPO will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. After the twelve-month period, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing, bank debt financing, or from other sources. There can be no assurance that this capital will be available on terms acceptable to us, if at all.

    Prior to its initial public offering, the Company derived substantially all of its operating capital from private placements of preferred stock, a $1,100,000 capital contribution from the Company's chief executive officer, a $2,000,000 line of credit and the issuance of $6,000,000 face amount of discounted notes in March 1999.

    Y2K Compliance. Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the change in the century. If not corrected, many computer software applications could fail or create erroneous results after Year 2000. To date, the Year 2000 issue did not have a material effect on our products, services or operations.

    Recent Accounting Pronouncement. In December 31, 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, which must be adopted during 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Company is currently assessing the impact, if any, the SAB will have on the Company's financial position, results of operations, and cash flows.

                    FACTORS AFFECTING OUR BUSINESS CONDITION

    In addition to the other information included in this report, the following factors should be considered in evaluating our business and future prospects:

    - WE MAY EXPERIENCE DIFFICULTIES DEVELOPING AND IMPLEMENTING OUR MARKETING AND BUSINESS PLANS.

        We began operations in March 1995 and our service was first made commercially available in the third quarter of 1998. As a result, our operating, sales and marketing and other strategies are still being developed, and we do not have a history which may give us or you an indication of how we may respond to situations presented to us. If we are not successful in implementing our marketing and business plans on a timely basis or otherwise effectively managing our development, our business, operating results and financial condition will be materially adversely affected.

    - IF WE CONTINUE TO INCUR LOSSES, WE MAY NOT BE ABLE TO FINANCE THE COMMERCIAL DEPLOYMENT OF THE WORLDGATE SERVICE.

        We have experienced losses and have had negative cash flow in each quarter and year since inception, and we expect to continue to operate at a loss for the foreseeable future. To make a profit, we must increase our revenues and gross profit margin. If we are not able to do so, our losses may extend beyond the foreseeable future and we may not be able to continue financing the commercial deployment, development and enhancement of the WORLDGATE Service.

        Our aggregate revenues from inception to December 31, 1999 were approximately $6.8 million, and our aggregate accumulated deficit at December 31, 1999 was approximately $89.1 million. In addition, we currently intend to increase our operating expenses and capital expenditures in order to continue the commercial deployment of the WORLDGATE Service. As a result, we expect to experience substantial additional operating losses and negative cash flow for the foreseeable future.

    - BECAUSE TELEVISION-BASED INTERNET ACCESS IS NEW, WE CANNOT BE CERTAIN THAT A MARKET OR SUSTAINABLE DEMAND FOR THE WORLDGATE SERVICE WILL DEVELOP.

        The market for television-based Internet access is new and evolving, and no single technology or approach to providing this access has been widely adopted by consumers or cable operators. As a result, we cannot guarantee that a market for television-based Internet access in general, or for the WORLDGATE Service in particular, will develop or that demand for the WORLDGATE Service will be sustainable. If the market does not develop, develops more slowly than expected or becomes saturated with competitors, our business, operating results, and financial condition will be materially adversely affected.

    - THE COMPETITIVE MARKET FOR INTERNET ACCESS MAY LIMIT DEMAND OR PRICING FOR THE WORLDGATE SERVICE.

        We experience intense competition. Many companies provide Internet access and other services with functionality similar to those comprising the WORLDGATE Service. As a result of this competition, demand for the WORLDGATE Service may suffer, we may be restricted in the pricing we can charge for the WORLDGATE Service and our business, financial condition and results of operations may be adversely affected. Competitors provide their services through a variety of technologies, which are in various stages of implementation and adoption. Many of our competitors have significantly greater financial, technical, marketing, distribution, customer support, name recognition, compelling content, access to consumers and other resources, and more established relationships with cable operators, advertisers and content and application providers than we have.

    - WE MAY NOT SUCCEED IF CABLE OPERATORS DO NOT OFFER THE WORLDGATE SERVICE TO THEIR SUBSCRIBERS.

        Because the WORLDGATE Service is made available to cable subscribers through a cable operator's system, our growth and future success depends substantially upon our ability to convince cable operators to offer the WORLDGATE Service to their subscribers. As of December 31, 1999, we have only entered into a limited number of agreements with cable operators providing for the commercial launch of the WORLDGATE Service in some of the markets served by these cable operators. If cable operators determine that our service is not viable as a business proposition or if they determine that the service does not meet their business or operational expectations or strategies, they will not offer the WORLDGATE Service to their subscribers. Furthermore, because there are a limited number of cable operators, as well as consolidation in the industry, the failure to reach agreements with these major cable operators which service a significant number of cable subscribers could materially adversely affect the market for the WORLDGATE Service.

    - OUR REVENUES WILL DEPEND ON THE MANNER IN WHICH CABLE OPERATORS MARKET AND PRICE THE WORLDGATE SERVICE.

        We depend on cable operators to provide the WORLDGATE Service to their subscribers and therefore have limited or no control over a number of important factors, including:

       - the cable operators' advertising or marketing strategy, if any, regarding their offering of the WORLDGATE Service to their subscribers,

       - the monthly fees cable operators charge to their subscribers for the WORLDGATE Service, and

       - the extent to which cable operators purchase additional WorldGate equipment to avoid reduction in performance if subscriber demand grows.

        Our revenues may not meet our expectations if the cable operators' marketing, pricing and operating strategies are inconsistent with our business model.

    - THE MARKET FOR THE WORLDGATE SERVICE WILL BE ADVERSELY AFFECTED IF CABLE OPERATORS DO NOT CONTINUE TO UPGRADE THEIR SYSTEM INFRASTRUCTURES TO SUPPORT TWO-WAY DATA TRANSMISSIONS.

        The adoption of the WORLDGATE Service is dependent upon continued investment by cable operators to upgrade their infrastructures to support two-way data transmissions. It is uncertain whether cable operators will upgrade their infrastructures and the failure of cable operators to complete these upgrades in a timely and satisfactory manner would adversely affect the market for the WORLDGATE Service.

        Although the WORLDGATE Service can operate over one-way cable plant that is only capable of transmitting programming to subscribers, it can do so only in conjunction with a telephone line. As such, it is less convenient and efficient for a subscriber to use the WORLDGATE Service over one-way cable plant and, to date, the majority of cable operators who are deploying the WORLDGATE Service have done so over two-way cable plants that are capable of transmitting information from the cable operator's facility to the subscribers and vice versa. We cannot assure you that cable operators will upgrade their cable plant to two-way plant or that they will do so in a timely and satisfactory manner. In the event that they do not do so, our business, financial condition and results of operations could be materially adversely affected.

    - CABLE OPERATORS MAY BE CONTRACTUALLY LIMITED IN THEIR ABILITY TO OFFER THE WORLDGATE SERVICE.

        We are aware that some cable operators, such as Cablevision, Comcast Corporation, Cox Communications, Inc. and AT&T Corporation, whose cable systems serve more than 26 million U.S. homes, or at least 26% of all U.S. homes, have entered into distribution agreements with At Home Corporation. These agreements contain exclusivity provisions that purport to prohibit these cable operators from conducting or participating in any business in the United States that involves the provision of residential Internet services over their cable plants at data transmission speeds greater than 128 Kbps. These agreements could be interpreted to preclude or hinder these cable operators from offering the WORLDGATE Service to their subscribers at speeds in excess of 128 Kbps. If cable operators are unwilling or unable to offer the WORLDGATE Service to subscribers in these cable systems, our business, financial condition and results of operations would be materially adversely affected.

    - CABLE OPERATORS AND CABLE BOX MANUFACTURERS MAY NOT OFFER THE WORLDGATE SERVICE BECAUSE THEY MAY HAVE POTENTIAL CONFLICTS OF INTEREST.

        Some cable operators and cable box manufacturers are stockholders of other companies that provide Internet services. To the extent that these cable operators elect not to offer the WORLDGATE Service because of these affiliations, our business, financial condition and results of operations could be materially adversely affected. For example, AT&T, Comcast, Cox and Cablevision are stockholders of At Home; and MediaOne Group, Inc. (which has agreed to be acquired by AT&T) and Time Warner have established their own cable-based Internet service, called Road Runner, with proprietary content featuring various Time Warner publications and services. Also, some companies that provide Internet services, such as Microsoft Corporation, are stockholders of cable operators or cable box manufacturers. We cannot assure you that there will not be other investments among providers of Internet services, cable operators and/or cable box manufacturers. As a result, these cable operators and cable box manufacturers may be reluctant to provide any service, including the WORLDGATE Service, or to otherwise work with any entity that provides other Internet services in competition with their affiliates.

    - ONLY CABLE TELEVISION SUBSCRIBERS WHO UTILIZE A CABLE SET-TOP BOX CAN RECEIVE THE WORLDGATE SERVICE.

        For cable television subscribers to receive the WORLDGATE Service, they must have a cable set-top box that can be WorldGate enabled. Currently, many cable television subscribers receive their cable television service through the cable line directly into their televisions, without a set-top box.

        We cannot assure you that cable operators serving these subscribers will elect to provide them with set-top boxes for the purpose of offering the WORLDGATE Service, or that these customers will choose to utilize a set-top box in order to receive the WORLDGATE Service.

    - WE CANNOT OFFER THE WORLDGATE SERVICE IF CABLE BOX MANUFACTURERS DO NOT INCORPORATE OUR TECHNOLOGY INTO THEIR CABLE BOXES.

        In order to access the WORLDGATE Service, a consumer needs a WorldGate enabled digital or advanced analog cable box. Neither General Instrument (now a part of Motorola) nor Scientific-

    Atlanta is required to install our technology in its cable boxes and neither company is prohibited from establishing relationships with any of our competitors and incorporating our competitors' technologies into their cable boxes. In addition, our technology must be certified by General Instrument and Scientific-Atlanta for each model of cable box before cable operators are willing to deploy them to their subscribers, and, although we have certification for some models, we cannot assure you that our technology will be certified for other models on a timely basis, if at all.

        Additionally, because General Instrument and Scientific-Atlanta are the two largest suppliers of cable boxes, their decision not to install our technology in their cable boxes or to develop similar technology with our competitors would have a material adverse effect on our future success. Both General Instrument and Scientific-Atlanta have joined us in promoting the WORLDGATE Service and if either company severed this relationship with us, we would lose a valuable sales and marketing resource.

    - WE ARE SUBJECT TO CAPACITY CONSTRAINTS AND SYSTEM FAILURES.

        Due to the limited deployment of the WORLDGATE Service, the ability of our service to accommodate a substantial number of users is not yet known. We cannot assure you that we will be able to provide high quality performance and high transaction speeds as the number of subscribers grows or their usage increases. In addition, as subscriber penetration grows it may be necessary for cable operators to purchase additional equipment, and we cannot assure you that they will do so.

        The performance of the WORLDGATE Service is also subject to reduction in performance and interruption from human errors, telecommunication failures, computer viruses and similar events. Any of these problems in our systems or those of cable operators could result in reduced subscriber demand. We have experienced performance reduction and service interruptions from time to time in the past and we expect that these problems will continue from time to time. Our failure to provide uninterrupted service at a level of performance acceptable to subscribers would have a material adverse effect on our business, financial condition and results of operations.

    - PENDING INTELLECTUAL PROPERTY CLAIMS AGAINST US COULD BE COSTLY AND RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

        We are subject to patent litigation that claims we are infringing other parties' intellectual property rights.

       - Interactive Channel Technologies, Inc. and SMI Holdings, Inc., subsidiaries of Source Media, Inc. (whose technology is being acquired by Liberate Technologies), filed a complaint against us alleging that we infringed patents issued to Source Media.

       - Advanced Interactive, Inc. filed a complaint against us and several other defendants alleging that the defendants infringed a patent assigned to Advanced Interactive.

        If the plaintiffs win either lawsuit, we could be precluded from offering the WORLDGATE Service. We cannot assure you that licenses to any of the technologies owned by the plaintiffs in these lawsuits would be available to us on commercially reasonable terms, if at all. Irrespective of the validity or the successful assertion of these claims, they could result in significant costs and diversion of management time and resources. This would have a material adverse effect on our business, financial condition and results of operations.

    - THE SUCCESS OF OUR CHANNEL HYPERLINKING TECHNOLOGY WILL BE ADVERSELY AFFECTED IF ADVERTISERS AND TELEVISION PROGRAMMERS DO NOT PROVIDE US WITH NECESSARY CONTENT.

        Our future growth and long-term success depends substantially on our ability to convince advertisers and television programmers to use our CHANNEL HYPERLINKING technology with their advertisements and television programs. As of December 31, 1999, no advertiser or programmer had paid us to use our CHANNEL HYPERLINKING technology, or was obligated to use our CHANNEL HYPERLINKING technology in their advertisements or programs. We believe that the adoption of the CHANNEL HYPERLINKING technology is substantially dependent on:

       - our service meeting advertisers' and programmers' business or operational expectations or strategies, and

       - us achieving a significant number of subscribers to the WORLDGATE Service.

        We cannot assure you that we will achieve either of the above goals. If we fail to incorporate our CHANNEL HYPERLINKING technology in a substantial number of advertisements and programs, our business, operating results and financial condition could be materially adversely affected.

    - RAPID TECHNOLOGICAL CHANGE COULD RENDER OUR SERVICES OBSOLETE.

        The market for consumer Internet access services and online content is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The nature of the market for these products and services and their rapid evolution requires that we continually improve the performance, features and reliability of the WORLDGATE Service, particularly in response to competitive offerings. We may not be successful in responding quickly, cost-effectively and adequately to these developments. There may be a time-limited market opportunity for the WORLDGATE Service, and we may not be successful in achieving widespread acceptance of the WORLDGATE Service before competitors offer products and services with speed and performance similar to, or better than, our current offerings.

    - THE LOSS OF ANY ONE OF OUR LARGEST CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES AND FUTURE PROSPECTS.

        We have in the past derived, and expect in the future to derive, a significant portion of our revenues from a limited number of customers. In the event that any of these customers cease to offer the WORLDGATE Service, our business, operating results and financial condition could be materially adversely affected. In 1997, three cable operators accounted for approximately 100% of our revenues, in 1998, ten cable operators accounted for approximately 98% of our revenues, and in 1999, ten cable operators accounted for 79% of our revenues. Moreover, in 1998, Charter and Click!Network accounted for 44% and 10%, respectively, of our revenues, and in 1999, Charter, Click!Network, Buckeye Cable Systems and Singapore CableVision Ltd. accounted for 26%, 5%, 17% and 13%, respectively, of our revenues. We cannot assure you that any of these customers will continue to offer the WORLDGATE Service to their cable subscribers.

    - OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO MANY UNCERTAINTIES.

        A key component of our strategy is the expansion of the WORLDGATE Service into international markets. We have limited experience in developing localized versions of our service and in developing relationships with international cable system operators. We may not be successful in expanding our service offerings into foreign markets. In addition to the uncertainty regarding our ability to generate revenues from foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level, such as:

       - difficulties in collecting accounts receivable and longer collection periods,

       - regulatory requirements, including the regulation of Internet access,

       - export and import restrictions, including tariffs and other trade barriers,

       - difficulties in staffing and managing foreign operations,

       - political instability, and

       - fluctuations in currency exchange rates.

    Any of these factors could materially adversely affect the success of our current and future international operations.

    - WE MAY HAVE LIABILITY FOR INFORMATION RETRIEVED OR REPLICATED ON THE INTERNET.

        Claims for negligence, copyright or trademark infringement or other legal theories could be made against us because information can be downloaded and redistributed by users of the WORLDGATE Service. Copyright and trademark laws are evolving both domestically and internationally and we are uncertain how they apply to the WORLDGATE Service. The imposition of liability for information carried by us would have a material adverse effect on our business, operating results and financial condition.

    - WE MAY HAVE LIABILITY FOR E-COMMERCE TRANSACTIONS.

        As part of our business, we are seeking to enter into agreements with content providers, advertisers and e-commerce merchants under which we will receive a share of revenue from the purchase of goods and services by users of the WORLDGATE Service. These arrangements may expose us to additional legal risks and uncertainties, including potential liabilities to consumers of these products and services. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

    - WE COULD BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION WHICH AFFECTS OUR ABILITY TO OFFER OUR SERVICE OR WHICH AFFECTS DEMAND FOR OUR SERVICE.

        We are subject to varying degrees of federal, state, local and foreign regulations as well as laws enacted by the U.S. Congress and other governments. The Federal Communications Commission has established regulations that, among other things, set licensing, access, installation and equipment standards for communications systems. We are uncertain how these regulations may be applied to Internet services offered over cable television systems.

        We also anticipate that due to its increasing popularity and use, the Internet will be subject to increased attention and regulation. These laws and regulations may regulate issues such as user privacy, defamation, network access, pricing, taxation, content, quality of products and services and intellectual property ownership and infringement. These laws and regulations could expose us to liability, materially increase our cost of providing our service, and decrease the growth and acceptance of the Internet in general and access to the Internet over cable systems.

    - OUR BUSINESS WOULD SUFFER IF WE WERE TO LOSE THE SERVICES OF HAL
      M. KRISBERGH OR OTHER KEY PERSONNEL.

        Our success depends in significant part upon the continued service of our key technical, sales and senior management personnel, particularly Mr. Krisbergh, who has significant relevant experience in the cable television industry. No officer or employee of WorldGate is bound by an employment agreement, and any officer or employee of WorldGate could terminate his or her relationship with us at any time. Our future success will also depend on our ability to attract, train, retain and motivate highly qualified senior management, technical, marketing and sales personnel. Because competition for these personnel is intense, we cannot assure you that we will be able to do so.

    - THE ABILITY TO INFLUENCE THE OUTCOME OF STOCKHOLDER VOTES MAY BE LIMITED BY THE SIGNIFICANT OWNERSHIP INTEREST OF OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER.

        Hal M. Krisbergh beneficially owns approximately 28% of the outstanding common stock as of March 15, 2000. Mr. Krisbergh has the voting power to exercise substantial control over the election of our entire board of directors and all votes on matters requiring stockholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in control of WorldGate.

    - ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS COULD DISCOURAGE UNWANTED TAKEOVER ATTEMPTS AND COULD REDUCE THE OPPORTUNITY FOR STOCKHOLDERS TO GET A PREMIUM FOR THEIR SHARES.

        We are subject to Delaware laws and to provisions of our certificate of incorporation and by-laws that could have the effect of delaying, deterring or preventing a change in control of WorldGate. As a result, our management could attempt to utilize these laws and provisions to discourage or reject unsolicited bids to acquire us, including bids that would have paid stockholders a premium over the then current market price of their shares.

    - WE MAY BE UNABLE TO OBTAIN NECESSARY ADDITIONAL CAPITAL TO FUND OPERATIONS IN THE FUTURE.

        To date, we have funded operations primarily through private sales of equity securities and through our initial public offering of common stock in April 1999. If we are unable to obtain additional financing on terms acceptable to us as needed, our business, operating results and financial condition would be materially adversely affected. Our capital requirements in the future will depend on numerous factors, including:

       - the rate of acceptance of the WORLDGATE Service by cable operators, cable subscribers, advertisers, television programmers, e-commerce companies and Internet content providers,

       - our ability to maintain and increase the number of subscribers, and

       - the rate of commercialization of the WORLDGATE Service and the acquisition of related businesses or technology, if any.

        We cannot predict the timing or amount of our capital requirements. Any additional equity financing, if available, may be dilutive to our stockholders, and debt financing, if available, may involve significant restrictions on our financing and operating activities.

    - OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

        The market price of our common stock has been and will likely continue to be highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. The trading prices of many technology and Internet-related companies' stocks have reached historical highs within the last 52 weeks and have reflected relative valuations substantially above historical levels. During the same period, such companies' stocks have also been highly volatile and have recorded lows well below such historical highs. We cannot assure you that our stock will trade at the same levels of other Internet stocks or that Internet stocks in general will sustain their current market prices. Factors that could cause such volatility may include, among other things:

       - actual or anticipated variations in quarterly operating results;

       - announcements of technological innovations;

       - new products or services;

       - changes in financial estimates by securities analysts;

       - conditions or trends in the Internet or cable industry;

       - changes in the market valuations of other Internet or cable companies;

       - announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

       - capital commitments;

       - additions or departures of key personnel; and

       - sales of common stock.

        Many of these factors are beyond our control. These factors may materially adversely affect the market price of our common stock, regardless of our operating performance.

    - SUBSTANTIAL SALES OF OUR COMMON STOCK COULD LOWER OUR STOCK PRICE.

        The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares, including shares issued upon the exercise of outstanding options and warrants, or the perception that these sales could occur. These factors also could make it more difficult for us to raise funds through future offerings of our common stock. Certain holders of our common stock have demand and piggy-back registration rights. The exercise of such rights could adversely affect the market price of our common stock. We have also filed:

       - on September 13, 1999, a shelf registration statement (Registration
         No. 333-87029) under the Securities Act for 380,056 shares of common stock issuable upon exercise of outstanding warrants and 375,363 shares of common stock, and

       - on May 20, 1999 a registration statement to register all shares of common stock under our stock option plan.

        These shares are eligible for resale in the public market without restriction.

    - OUR RESULTS MAY DIFFER MATERIALLY FROM THOSE FORECASTED OR EXPRESSED IN THE FORWARD-LOOKING STATEMENTS.

        Expressed forward-looking statements are not historical facts, but rather are based on our current expectations, estimates and projections about WorldGate's industry and our beliefs and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to some risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this document. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Interest Rate Risk. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure to any one issue, issuer and type of investment.

    As of December 31, 1999, our cash and cash equivalents and investments consisted of $75,670,000, most of which were short term investments having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the year ended December 31, 1999 would have decreased by less than $600,000. This estimate assumes that the decrease occurred on the first day of 1999 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our investments.

ITEM 8.

                         WORLDGATE COMMUNICATIONS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of PricewaterhouseCoopers LLP........................  F-2

Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................  F-3

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................  F-4

Consolidated Statements of Stockholders' Equity (Deficit)
  and
  Redeemable Preferred Stock for the years ended
  December 31, 1997,
  1998 and 1999.............................................  F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................  F-6

Notes to Consolidated Financial Statements..................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of WorldGate Communications, Inc.:

    In our opinion, the consolidated financial statements listed in the index appearing under item 8 on page F-1 of this Form 10-K present fairly, in all material respects, the financial position of WorldGate Communications, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1999, and the results of its operations and its cash flows for the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 18, 2000

                         WORLDGATE COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $    128   $  9,256
  Restricted cash...........................................       240         --
  Short-term investments....................................        --     66,414
  Accounts receivable less allowance for doubtful accounts
    of $0 in 1998 and $150 in 1999..........................       572      3,248
  Inventory.................................................     2,737      5,600
  Prepaid and other assets..................................       172      1,738
                                                              --------   --------
      Total current assets..................................     3,849     86,256
                                                              --------   --------
Property and equipment......................................       780      2,196
  Less: accumulated depreciation and amortization...........      (137)      (402)
                                                              --------   --------
      Property and equipment, net...........................       643      1,794
Prepaid expenses and deposits...............................     1,129      1,120
                                                              --------   --------
      Total assets..........................................  $  5,621   $ 89,170
                                                              ========   ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion, notes payable............................  $    516   $    796
  Current portion, capital leases...........................         4          5
  Accounts payable..........................................     5,166      2,810
  Accrued expenses..........................................       128        389
  Accrued compensation and benefits.........................     1,282      1,844
  Other.....................................................        --         30
                                                              --------   --------
      Total current liabilities.............................     7,096      5,874
  Notes payable.............................................       596        377
  Capital leases............................................        12          7
  Other.....................................................        --        255
                                                              --------   --------
      Total liabilities.....................................     7,704      6,513
                                                              --------   --------
Commitments and contingencies

Series A Convertible Mandatory Redeemable Preferred Stock,
  $.01 par value, 2,752,111 shares authorized and
  outstanding at December 31, 1998..........................    16,578         --
Series B Convertible Mandatory Redeemable Preferred Stock,
  $.01 par value, 3,270,760 shares authorized and 2,803,031
  shares outstanding at December 31, 1998...................    23,569         --
Series C Convertible Mandatory Redeemable Preferred Stock,
  $.01 par value, 3,181,819 shares authorized and 832,277
  shares outstanding at December 31, 1998...................     9,129         --
  Warrant for Series B Convertible Mandatory Redeemable
    Preferred Stock.........................................       881         --

Stockholders' equity (deficit):
  Class A common stock, $0.01 par value; 50,000,000 shares
    authorized, zero and 21,488,456 shares outstanding......        --        215
  Class B common stock, $0.01 par value; 27,608,000 shares
    authorized, 9,100,835 and zero shares outstanding.......        91         --
Additional paid-in capital..................................        --    170,592
Warrant for Class A Common Stock............................        --      1,911
Accumulated deficit.........................................   (51,300)   (89,085)
Unearned stock-based compensation...........................    (1,031)      (976)
                                                              --------   --------
      Total stockholders' equity (deficit)..................   (52,240)    82,657
                                                              --------   --------
      Total liabilities and stockholders' equity
       (deficit)............................................  $  5,621   $ 89,170
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         WORLDGATE COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             1997         1998         1999
                                                          ----------   ----------   -----------
Revenues................................................  $      141   $    1,022   $     5,594
                                                          ----------   ----------   -----------
Costs and expenses:
  Costs of revenues.....................................       1,530        9,919        15,593
  Engineering and development...........................       6,981        9,684        12,440
  Sales and marketing...................................       3,623        5,157         8,719
  General and administrative............................       2,432        3,587         6,270
  Depreciation and amortization.........................          22          119           292
                                                          ----------   ----------   -----------
      Total costs and expenses..........................      14,588       28,466        43,314
                                                          ----------   ----------   -----------
Loss from operations....................................     (14,447)     (27,444)      (37,720)
Interest and other income, net..........................         423          423         3,319
Interest expense........................................         (17)        (101)         (230)
                                                          ----------   ----------   -----------
      Loss before extraordinary item....................     (14,041)     (27,122)      (34,631)
Extraordinary item--extinguishment of debt..............          --           --        (1,019)
                                                          ----------   ----------   -----------
      Net loss..........................................     (14,041)     (27,122)      (35,650)
Accretion on preferred stock............................      (2,436)      (6,145)       (2,475)
                                                          ----------   ----------   -----------
Net loss available to common stockholders...............  $  (16,477)  $  (33,267)  $   (38,125)
                                                          ==========   ==========   ===========
Net loss per common share
  (Basic and Diluted)
    Loss before extraordinary item......................  $    (1.81)  $    (3.66)  $     (2.07)
    Extraordinary item..................................          --           --         (0.06)
                                                          ----------   ----------   -----------
    Net loss............................................  $    (1.81)  $    (3.66)  $     (2.13)
                                                          ==========   ==========   ===========
Weighted average common shares outstanding
  (Basic and Diluted)...................................   9,100,801    9,100,801    17,869,827
                                                          ==========   ==========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        WORLDGATE COMMUNICATIONS , INC.
   CONSOLIDATED STATEMENTS OF STOCK HOLDERS' EQUITY (DEFICIT) AND REDEEMABLE
                                PREFERRED STOCK
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                   REDEEMABLE PREFERRED STOCK
                                ----------------------------------------------------------------
                                                                                       WARRANT
                                                                                         FOR
                                    SERIES A          SERIES B          SERIES C      REEDEMABLE
                                ----------------  ----------------  ----------------  PREFERRED
                                SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT     STOCK
                                ------  --------  ------  --------  ------  --------  ----------
BALANCE AT DECEMBER 31,
  1996........................   1,933  $  8,571
Warrants issued for services
  Provided....................                                                          $ 881
Deferred compensation.........
Amortization of deferred
  compensation................
Non-employee stock option
  compensation expense........
Sale of Preferred Stock,
  net.........................     819     3,600   2,783  $ 19,760
Accretion on Preferred
  Stock.......................             2,144               291
Net loss for the year.........
                                ------  --------  ------  --------  ------  --------    -----
BALANCE AT DECEMBER 31,
  1997........................   2,752  $ 14,315   2,783  $ 20,051                      $ 881
Deferred Compensation.........
Amortization of deferred
  compensation................
Sale of Preferred Stock,
  net.........................                        20       142     832  $  8,623
Accretion on Preferred
  Stock.......................             2,263             3,376               506
Net loss for the year.........
                                ------  --------  ------  --------  ------  --------    -----
BALANCE AT DECEMBER 31,
  1998........................   2,752  $ 16,578   2,803  $ 23,569     832  $  9,129    $ 881
Warrants issued related to
  notes payable...............
Deferred compensation.........
Amortization of deferred
  compensation................
Sale of Preferred Stock,
  net.........................                                         697     7,591
Accretion on Preferred
  Stock.......................               660               985               830
Sale of Common Stock in
  Initial Public Offering,
  net.........................
Sale of Common Stock in
  Overallotment, net..........
Exercise of stock options.....
Exercise of warrants..........
Conversion of Preferred Stock
  to
  Common Stock................  (2,752)  (17,238) (2,803)  (24,554) (1,529)  (17,550)    (881)
Conversion of Class B Common
  Stock to Common Stock.......
Net loss for the year.........
                                ------  --------  ------  --------  ------  --------    -----
BALANCE AT DECEMBER 31,
  1999........................
                                ======  ========  ======  ========  ======  ========    =====

                                                               STOCKHOLDERS' EQUITY (DEFICIT)
                                ---------------------------------------------------------------------------------------------
                                   CLASS B                                  WARRANT
                                    COMMON                                    FOR                                   TOTAL
                                    STOCK        COMMON STOCK   ADDITIONAL  CLASS A                 UNEARNED    STOCKHOLDERS'
                                --------------  --------------   PAID-IN    COMMON   ACCUMULATED  STOCK-BASED      EQUITY
                                SHARES  AMOUNT  SHARES  AMOUNT   CAPITAL     STOCK     DEFICIT    COMPENSATION    (DEFICIT)
                                ------  ------  ------  ------  ----------  -------  -----------  ------------  -------------
BALANCE AT DECEMBER 31,
  1996........................   9,101   $ 91                    $  1,530             $ (3,072)                   $ (1,451)
Warrants issued for services
  Provided....................
Deferred compensation.........                                        109                           $  (109)
Amortization of deferred
  compensation................                                                                            7              7
Non-employee stock option
  compensation expense........                                         63                                               63
Sale of Preferred Stock,
  net.........................                                     (1,319)                                          (1,319)
Accretion on Preferred
  Stock.......................                                       (383)              (2,053)                     (2,436)
Net loss for the year.........                                                         (14,041)                    (14,041)
                                ------   ----   ------   ----    --------   ------    --------      -------       --------
BALANCE AT DECEMBER 31,
  1997........................   9,101   $ 91                                         $(19,166)     $  (102)      $(19,177)
Deferred Compensation.........                                      1,133                            (1,133)
Amortization of deferred
  compensation................                                                                          204            204
Sale of Preferred Stock,
  net.........................
Accretion on Preferred
  Stock.......................                                     (1,133)              (5,012)                     (6,145)
Net loss for the year.........                                                         (27,122)                    (27,122)
                                ------   ----   ------   ----    --------   ------    --------      -------       --------
BALANCE AT DECEMBER 31,
  1998........................   9,101   $ 91                                         $(51,300)     $(1,031)      $(52,240)
Warrants issued related to
  notes payable...............                                              $1,030                                   1,030
Deferred compensation.........                                        340                              (340)
Amortization of deferred
  compensation................                                                                          395            395
Sale of Preferred Stock,
  net.........................
Accretion on Preferred
  Stock.......................                                       (340)              (2,135)                     (2,475)
Sale of Common Stock in
  Initial Public Offering,
  net.........................                   5,000   $ 50      96,559                                           96,609
Sale of Common Stock in
  Overallotment, net..........                     750      8      14,640                                           14,648
Exercise of stock options.....                      43                117                                              117
Exercise of warrants..........                      36
Conversion of Preferred Stock
  to
  Common Stock................                   6,558     66      59,276      881                                  60,223
Conversion of Class B Common
  Stock to Common Stock.......  (9,101)   (91)   9,101     91
Net loss for the year.........                                                         (35,650)                    (35,650)
                                ------   ----   ------   ----    --------   ------    --------      -------       --------
BALANCE AT DECEMBER 31,
  1999........................                  21,488   $215    $170,592   $1,911    $(89,085)     $  (976)      $ 82,657
                                ======   ====   ======   ====    ========   ======    ========      =======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         WORLDGATE COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(14,041)  $(27,122)  $(35,650)
  Adjustments to reconcile net loss to cash used in
    operating activities:
    Depreciation and amortization...........................        22        119        292
    Bad debt expense........................................        --         --        150
    Amortization of deferred compensation...................         7        204        395
    Amortization of debt issue costs........................        --         --        108
    Non-employee stock option compensation expense..........        63         --         --
    Stock and warrants issued for services provided.........       881         --         --
    Loss of sale of equipment...............................        --         15         --
    Loss on the disposition of fixed assets.................        --         --         20
    Extraordinary loss on early extinguishment of debt......        --         --      1,019

    Changes in operating assets and liabilities:
      Accounts receivable...................................      (107)      (466)    (2,826)
      Inventories...........................................      (620)    (2,117)    (2,863)
      Prepaid and other assets..............................      (110)    (1,181)    (1,557)
      Accounts payable......................................       315      4,518     (2,356)
      Accrued expenses......................................       330       (331)       261
      Accrued compensation and benefits.....................       644        638        562
      Other liabilities.....................................        --         --        285
                                                              --------   --------   --------
        Net cash used in operating activities...............   (12,616)   (25,723)   (42,160)
                                                              --------   --------   --------

Cash flows from investing activities:
  Capital expenditures......................................      (249)      (533)    (1,463)
  (Purchase of) proceeds from short-term investments, net...    (6,544)    12,438    (66,414)
  Proceeds from sale of equipment...........................        --          4         --
  Restricted cash...........................................        --       (240)       240
                                                              --------   --------   --------
  Net cash (used in) provided by investing activities.......    (6,793)    11,669    (67,637)
                                                              --------   --------   --------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock...............    23,360      9,297      7,672
    Proceeds from issuance of common stock..................        --         --    120,750
    Proceeds from issuance of stock options.................        --         --        117
    Stock issuance costs....................................    (1,319)      (532)    (9,574)
    Proceeds from issuance of notes payable.................       621        938      6,784
    Debt issue costs........................................        --         --       (530)
    Repayments of capital leases and notes payable..........       (66)      (401)    (6,294)
                                                              --------   --------   --------
        Net cash provided by financing activities...........    22,596      9,302    118,925
                                                              --------   --------   --------
        Net increase (decrease) in cash and cash
        equivalents.........................................     3,187     (4,752)     9,128
Cash and cash equivalents, beginning of period..............     1,693      4,880        128
                                                              --------   --------   --------
Cash and cash equivalents, end of period....................  $  4,880   $    128   $  9,256
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         WORLDGATE COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

    WorldGate Communications, Inc. (the "Company") provides a new television based Internet service that delivers Internet access and interactivity through cable television systems. All significant intercompany accounts or balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains cash balances at financial institutions, which at times exceed the $100,000 FDIC limit.

    RESTRICTED CASH

    The Company pledged $240,000 as collateral for its corporate credit card obligations. The amount was classified as restricted cash on the balance sheet at December 31, 1998 and was not required at December 31, 1999.

    SHORT-TERM INVESTMENTS

    Short-term investments consist of debt securities with original maturities greater than three months and less than one year. All such debt securities are classified as held-to-maturity. Management determines appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts until maturity.

    INVENTORIES

    Inventories are stated at the lower of cost or market on an average cost basis.

    PROPERTY AND EQUIPMENT

    Property and equipment is carried at original cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the related assets. The Company depreciates furniture and fixtures over seven years; office equipment over five years; and computer equipment and trade show exhibits over three years. Leasehold improvements are capitalized and amortized on the straight-line basis over the shorter of their useful life or the term of the lease. Maintenance and repairs are expensed as incurred. When the property or equipment is retired or otherwise disposed of, related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

                         WORLDGATE COMMUNICATIONS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    LONG-LIVED ASSETS

    The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such assets are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined by using the anticipated cash flows discounted at a rate commensurate with the risk involved. Measurement of the impairment, if any, will be based upon the difference between carrying value and the fair value of the asset. There have been no asset impairments for the years ended
December 31, 1997, 1998, and 1999.

    REVENUE RECOGNITION

    The Company derives its revenue principally from the sale of headend units and other equipment to cable operators. Revenue is recognized by the Company when products are shipped to and accepted by the customer.

    The Company also derives revenue from charges to cable operators for their subscribers' monthly access to the WORLDGATE Service. These revenues are recognized as services are rendered.

    COST OF REVENUES

    Cost of revenues include costs related to the production of hardware, installation and training as well as costs incurred for the assembly, installation and testing of trial systems.

    ENGINEERING AND DEVELOPMENT COSTS

    Engineering and development costs are expensed as incurred.

    ADVERTISING COSTS

    Advertising costs, included in sales and marketing expense, are expensed in the period incurred. Advertising expenses were $274,000 and $393,000 and $972,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

    INCOME TAXES

    Provision for income taxes is determined based on the asset and liability method. The asset and liability method provides that deferred tax balances are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax liabilities or assets at the end of each period are determined using the tax rate enacted under the current tax law. The measurement of net deferred tax assets is reduced by the amount of any tax benefits that, based on available evidence, are not expected to be realized, and a corresponding valuation allowance is established.

                         WORLDGATE COMMUNICATIONS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments, and accounts receivable. The Company has its cash and cash equivalents placed with high quality, creditworthy financial institutions. As part of its cash management process, the Company performs periodic evaluation of the relative credit standing of these institutions. Credit risk on the Company's short-term investments is managed through diversification and by investing in mortgage-backed securities issued by U.S. governmental agencies and high-quality rated corporate issuers.

    Accounts receivables consist of receivables from cable operators. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company has established reserves for potential credit losses and such losses have not exceeded management expectations.

    Accounts receivable from major customers in excess of 10% of total accounts receivable were as follows:

CUSTOMER                                                        1998       1999
--------                                                      --------   --------
A...........................................................     31%        22%
B...........................................................     17%        --
C...........................................................     12%        --
D...........................................................     10%        --
E...........................................................     10%        --
F...........................................................     10%        --
G...........................................................     --         21%
                                                                 --         --
                                                                 90%        43%
                                                                 ==         ==

    Sales to major customers, in excess of 10% of total revenues, were as follows for each of the years ended December 31:

CUSTOMER                                                   1997       1998       1999
--------                                                 --------   --------   --------
A......................................................     32%        44%        26%
B......................................................     --         10%        --
C......................................................     34%        --         --
D......................................................     34%        --         --
G......................................................     --         --         13%
H......................................................     --         --         17%
                                                           ---         --         --
                                                           100%        54%        56%
                                                           ===         ==         ==

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, debt and capital lease obligations. The book value of cash and cash equivalents, accounts receivable, and accounts payable is considered to be

                         WORLDGATE COMMUNICATIONS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) representative of their fair value because of their short maturities. The carrying value of short-term investments, debt and capital lease obligations approximates their fair value.

    VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

    The Company's growth and future success is substantially dependent upon its ability to convince cable operators to offer and continue to offer the WORLDGATE Service to their subscribers.

    The Company is highly reliant on two suppliers of cable boxes. At present the agreements with these manufacturers do not require them to install the WorldGate technology in their current or next generation cable boxes or prohibit them from establishing relationships with the Company's competitors. However, according to a joint marketing agreement with one of the suppliers, we are the exclusive software provider for Internet access in one type of cable box. The Company is working with both manufacturers to develop an integrated product. Two manufacturers have agreed to cooperate with the Company to certify and market such products.

    STOCK-BASED COMPENSATION

    Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an individual must pay to acquire the stock and amortized over the vesting period. All transactions, with other than employees, in which goods and services are the consideration received for the issuance of equity instruments, such as stock options, are expensed based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The Company has adopted the disclosure only provisions of Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
(SFAS 123) (see Note 7).

    NET LOSS PER SHARE (BASIC AND DILUTED)

    Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of Series A, Series B, and Series C Preferred Stock. At December 31, 1997, 1998 and 1999 all outstanding preferred stock, stock options and warrants were excluded from the computation of diluted net loss per share because their inclusion would have had an antidilutive effect.

    NEW ACCOUNTING PRONOUNCEMENT

    In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, which must be adopted during 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria, for when revenue is generally realized and earned. The Company is currently assessing the impact, if any, the SAB will have on the Company's financial position, results of operations, and cash flows.

                         WORLDGATE COMMUNICATIONS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the 1999 presentation.

3. INVENTORIES

    Inventories as of December 31, 1998 and 1999 are summarized as follows:

                                                                1998       1999
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Raw material................................................   $  992     $3,046
Work-in-progress............................................       17        340
Finished goods..............................................    1,728      2,214
                                                               ------     ------
                                                               $2,737     $5,600
                                                               ======     ======

4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31, 1998 and 1999:

                                                                1998       1999
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Computer equipment..........................................   $ 184      $  400
Office equipment............................................     204         275
Furniture and fixtures......................................     323         593
Trade show exhibits.........................................      --         528
Leasehold improvements......................................      47         378
Capital leases:
Equipment...................................................      22          22
                                                               -----      ------
                                                                 780       2,196
Less accumulated depreciation and amortization:
Property and equipment......................................    (129)       (390)
Capital leases..............................................      (8)        (12)
                                                               -----      ------
Property and equipment, net.................................   $ 643      $1,794
                                                               =====      ======

5. FINANCING AGREEMENT

    During 1997, the Company entered into a $1.0 million equipment facility. During 1998, the amount of the equipment facility was increased to $2.0 million, of which $419,000 remained available at December 31, 1998 and 1999.

    In March 1999, the Company received proceeds of $0.9 million and $4.6 million through the issuance of $1.0 million and $5.0 million of notes payable with a stated interest rate of 12.48% due September 1999 and December 1999, respectively. These notes became immediately due, and were paid, upon the completion of the Company's IPO. As a result of the repayment of the loans, the Company recognized a loss on the early extinguishment of debt of $1.0 million in April 1999.

                         WORLDGATE COMMUNICATIONS, INC.

5. FINANCING AGREEMENT (CONTINUED)
    In April 1999, the Company financed certain of its insurance coverage through the issuance of a $0.8 million note payable with a stated interest rate of 8.20% due October 2001.

    At December 31, 1999, the installments of the notes payable maturing in each of the following years were: 2000--$796,000 and 2001--$377,000. The weighted average interest rates on the outstanding notes payable borrowings for the years ended December 31, 1998 and 1999 were 8.89% and 12.24%.

    Certain of the notes payable are collateralized by certain equipment, furniture and fixtures.

6. INCOME TAXES

    The significant components of deferred tax assets at December 31, 1998 and 1999 are as follows:

                                                             1998          1999
                                                           --------      --------
                                                           (DOLLARS IN THOUSANDS)
Federal tax loss carryforward............................  $12,738       $23,849
State tax loss carryforward..............................      999           999
Property and equipment...................................    1,108         1,031
Research and experimentation credit......................      173           225
Section 263(A) adjustment................................       34            50
Officers' compensation...................................       27            54
Compensation on non-qualified stock options..............      100           558
                                                           -------       -------
                                                            15,179        26,766
Less: valuation allowance................................  (15,179)      (26,766)
                                                           -------       -------
                                                                --            --
                                                           =======       =======

    A valuation allowance was established against the Company's net deferred tax asset due to the Company's lack of earnings history and, accordingly, the uncertainty as to the reliability of the asset.

    At December 31, 1999, the Company had a net operating loss carryforward of approximately $71,144,000 for federal tax purposes, expiring between 2011 and 2018 if not utilized. The net operating loss carryforward for state tax purposes is approximately $10,000,000, which will expire in 2010. These carryforwards may be applied as a reduction to future taxable income of the Company, if any. The state net operating loss carryforwards are limited by state tax law to a maximum utilization of $1,000,000 per year. The Company also has research and experimentation credit carryforwards of approximately $225,000, expiring between 2011 and 2018 and $52,000 expiring in 2019. The Company's ability to utilize its net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior or future changes in ownership and state tax law.

7. STOCKHOLDERS' EQUITY (DEFICIT)

    COMMON STOCK

    On April 27, 1998, the Board of Directors authorized an amendment to the Company's Certificate of Incorporation creating Class A and Class B Common Stock, each having 27,608,000 shares

                         WORLDGATE COMMUNICATIONS, INC.

7. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) authorized. On July 13, 1998, the Board of Directors further amended the Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock to 50,000,000 shares.

    In February 1999, the board of directors approved a 2-for-3 reverse stock split effective simultaneously with the IPO. All common stock share data have been retroactively adjusted to reflect this change.

    In April 1999, the Company completed its IPO of 5,000,000 shares of its common stock at $21.00 per share. The proceeds to the Company, net of underwriting discounts, commissions, and offering expenses were approximately $96.5 million. Concurrent with the closing of the IPO, all outstanding shares of Series C Convertible Preferred Stock and Series B Convertible Preferred Stock automatically converted into an equal number of shares of Class B Common Stock, and all outstanding shares of Series A Convertible Preferred Stock automatically converted into two shares of Class B Common Stock. All of the outstanding shares of Class B Common Stock then converted into Class A Common Stock. In May 1999 the Company closed on the exercise by the underwriters of their over-allotment option to purchase 750,000 additional shares of common stock at $21.00 per share. The proceeds to the Company, net of underwriting discounts, were approximately $14.6 million.

    CONVERTIBLE MANDATORY REDEEMABLE PREFERRED STOCK

    In 1997, the Company sold 819,111 shares of Series A Preferred Stock for $4.395 per share for $3.4 million, net of $0.2 million of offering expenses. Upon completion of the IPO these shares were converted into shares of common stock.

    In December 1997, the Company sold 2,783,031 shares of Series B Preferred Stock at $7.10 per share for $18.6 million, net of $1.1 million of offering expenses. Upon completion of the IPO these shares were converted into shares of common stock.

    In September through December 1998, the Company sold 832,277 shares of Series C Preferred Stock for $11.00 per share for $8.6 million, net of $0.5 million of offering expenses. Upon completion of the IPO these shares were converted into shares of common stock.

    In January and February 1999, the Company sold 697,437 shares of Series C Preferred Stock at a purchase price of $11.00 per share for $7.7 million. Upon completion of the IPO these shares were converted into shares of common stock.

                         WORLDGATE COMMUNICATIONS, INC.

7.  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

    WARRANTS

    In November 1997, the Company issued a warrant to purchase 394,880 shares of Series B Preferred Stock at $7.10 per share which expires in June 2002 to a strategic investor under the terms of a master affiliation agreement. As a result of the issuance of the warrant, the Company recorded approximately
$0.9 million as marketing expense which was the estimated fair market value of the warrant at that time. Upon completion of the IPO the warrant was converted to a warrant to purchase common stock.

    In connection with the Series B Preferred Stock private placement in December 1997, the underwriter received warrants to purchase 60,474 and 12,375 shares of Series B Preferred Stock at $7.10 per share which expire in November and December 2002, respectively. Upon the completion of the IPO the warrants were converted to warrants to purchase shares of common stock. These warrants were exercised in December 1999 for 35,674 shares of common stock.

    In connection with the issuance of notes payable in March 1999 (see note 5), the holders of the notes received warrants to purchase up to 331,490 shares of common stock at an exercise price of $16.50 per share. The fair value of the warrants have been accounted for as an additional discount on the notes payable. As a result of the issuance of the warrants, the Company recorded approximately $1.0 million as an additional discount of the notes payable which was the estimated fair market value of the warrant at that time.

    STOCK OPTION PLAN

    In December 1996, the Company adopted the 1996 Stock Option Plan ("1996 Plan"). This plan provides for the granting of stock options to officers, directors, employees and consultants. Grants under this plan may consist of options intended to qualify as incentive stock options ("ISOs"), or nonqualified stock options that are not intended to so qualify ("NQSOs"). The option price of any ISO will not be less than the fair market value on the date the option is granted (110% of fair value in certain instances). The option price of NQSOs may be greater than, equal to, or less than the fair market value on the date the option is granted. The 1996 Plan authorizes a maximum of 933,333 shares of common stock.

    In December 1999, the Company issued options to purchase up to 100,000 shares of the Company's common stock to a consulting firm for assistance in marketing the WORLDGATE Service to third parties. The options may be exercised from time to time, in full or in part, by the optionee to the extent the option is vested and remains exercisable (subject to the provisions of the agreement) until it has been exercised in full or the fifth anniversary of the agreement's effective date (December 2004), whichever comes first. The option vests upon the satisfaction of performance criteria as defined in the agreement in three stages at 10%, 35% and 55%. The option is exercisable at the closing market price per share the last business day immediately before the options become vested. At December 31, 1999 none of the options were vested, and accordingly no marketing expense was recorded. If all of the performance criteria had been met on December 31, 1999, the Company would have recorded marketing expense of $3.1 million which represents the estimated fair market value of the options on that date.

    On May 17, 1999, the Board increased, subject to stockholder approval, the total number of shares of common stock available under the 1996 Plan to 1,600,000 shares.

                         WORLDGATE COMMUNICATIONS, INC.

7.  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    The Plan is administered by a committee of the Board of Directors. The committee determines the term of each option, provided, however, that the exercise period may not exceed ten years from the date of grant, and for ISOs, in certain instances, may not exceed five years. The options granted under this plan vest ratably over a four-year period from the date of grant.

    Compensation expense of approximately $109,000, $1,133,000, and $340,000 is being recognized over the four-year vesting period for certain options which were granted to employees in 1997, 1998, and 1999, respectively, at below the estimated fair market value at the time of grant, to acquire 87,667, 213,343, and 39,058 shares of common stock, respectively. Compensation expense of approximately $7,000, $204,000, and $395,000 was recognized in 1997, 1998, and 1999, respectively, related to these grants. Also, compensation expense of approximately $63,000 was recognized in 1997 for stock options granted to non-employees in connection with consulting services provided.

    If compensation expense had been determined based on the fair value of the options at the grant dates for those options for which no compensation expense has been recognized, consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                                                   1997       1998       1999
                                                                 --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS,
                                                                   EXCEPT PER SHARE AMOUNTS)
Net loss available to common stockholders:........  As reported  $(16,477)  $(33,267)  $(38,125)
                                                    Pro forma    $(16,494)  $(33,343)  $(39,165)
Net loss per common share:
  basic and diluted...............................  As reported     (1.81)     (3.66)     (2.13)
                                                    Pro forma       (1.81)     (3.66)     (2.19)

    Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes minimum value option valuation model. The following weighted-average assumptions were used for grants in 1997, 1998 and 1999, respectively: expected volatility of 0%, 0% and 80%; average risk-free interest rates of 6.2%, 5.4%, and 5.3%; dividend yield of 0%; and expected lives of 5, 5.91, and 6 years. The weighted-average fair value of the options granted during the year was $0.615, $6.54, and $14.42 per option at December 31, 1997, 1998, and 1999, respectively.

                         WORLDGATE COMMUNICATIONS, INC.

7.  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    STOCK OPTION PLAN, CONTINUED

    A summary of the Company's stock plan is presented below:

                                                                STOCK     WEIGHTED-AVERAGE
                                                               OPTIONS     EXERCISE PRICE
                                                              ---------   ----------------
Outstanding, January 1, 1997................................         --            --
Granted.....................................................    381,648        $ 2.26
Exercised...................................................         --            --
Cancelled/forfeited.........................................    (11,664)         2.39
                                                              ---------
Outstanding, December 31, 1997..............................    369,984        $ 2.26
Granted.....................................................    201,248        $ 4.50
Exercised...................................................         --            --
Cancelled/forfeited.........................................    (15,029)         3.50
                                                              ---------
Outstanding, December 31, 1998..............................    556,203        $ 3.04
Granted.....................................................    707,555        $19.85
Exercised...................................................    (43,405)         2.76
Cancelled/forfeited.........................................    (48,768)         3.49
                                                              ---------
Outstanding, December 31, 1999..............................  1,171,585        $13.18
                                                              =========

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                     STOCK OPTIONS OUTSTANDING
                        ----------------------------------------------------    STOCK OPTIONS EXERCISABLE
                                      WEIGHTED-AVERAGE                         ----------------------------
      RANGE OF                      REMAINING CONTRACTUAL   WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
   EXERCISE PRICES       SHARES         LIFE (YEARS)         EXERCISE PRICE     SHARES      EXERCISE PRICE
---------------------   ---------   ---------------------   ----------------   ---------   ----------------
   $0.75-$2.25            256,940             7.4                $ 1.90         128,470          1.90
  $4.50-$14.00            249,876             8.3                $ 4.60          62,004          4.50
  $16.50-$22.88           645,463             9.6                $20.29              --            --
  $27.00-$41.00            19,306             9.5                $36.54              --            --
                        ---------            ----                ------         -------          ----
                        1,171,585             8.9                $13.18         190,474          2.75
                        =========            ====                ======         =======          ====

    EMPLOYEE STOCK PURCHASE PLAN

    In November 1997, the Company approved and adopted an Employee Stock Purchase Plan (the "ESPP") to provide employees, directors, officers, consultants or advisors of the Company the ability to purchase Series B Preferred Stock at $7.10 per share. During 1998, 20,000 shares of Series B Preferred Stock were sold for $142,000. The ESPP has been discontinued.

8.  COMMITMENTS AND CONTINGENCIES

    SIGNIFICANT AGREEMENTS

    The Company has entered into various agreements in which the Company has obtained the right to use and distribute licensed software and certain proprietary technology as incorporated into the

                         WORLDGATE COMMUNICATIONS, INC.

8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
WorldGate system until September 2002 for a total of minimum subscription fees of $550,000. For the years ended December 31, 1997, 1998, and 1999, approximately $110,000, $208,000, and $200,000 has been expensed, respectively. In addition, in one of the agreements, the Company will be required to pay a maintenance service fee of $0.02 per subscriber over two million subscribers.

    LEGAL

    The Company is a party to various pending legal actions. The Company does not expect that the ultimate resolution of pending legal matters in future periods will have a material effect on its financial position or cash flows, but it could have a material effect on results of operations.

    LEASES

    The Company has entered into operating leases for its office facilities and certain equipment.

    The future minimum rental commitments under noncancelable capital leases and operating leases for each fiscal year ended December 31 are as follows:

FISCAL YEAR                                       CAPITAL LEASES   OPERATING LEASES
-----------                                       --------------   ----------------
                                                       (DOLLARS IN THOUSANDS)
2000............................................       $  6             $1,046
2001............................................          6                921
2002............................................          2                891
2003............................................         --                909
2004............................................         --                927
Thereafter......................................         --              4,372
                                                       ----             ------
                                                       $ 14             $9,066
                                                                        ======
Less amounts representing interest..............         (2)
                                                       ----
Present value of net minimum lease payments
  (including $5 currently payable)..............       $ 12
                                                       ====

    Total rent expense for operating leases for the years ended December 31, 1997, 1998, and 1999 amounted to approximately $299,000 and $555,000, and $1,041,000 respectively.

9.  RELATED PARTY TRANSACTIONS

    In 1997, the Company entered into an affiliation agreement with a cable operator who is an investor. Revenues recognized from this investor were approximately $46,000, $451,000, and $1,479,000 for the years ended
December 31, 1997, 1998 and 1999, respectively. Accounts receivable amounted to approximately $176,000, and $738,000 at December 31, 1998 and 1999, respectively.

    In 1997, 1998, and 1999 the Company entered into agreements with investors to provide engineering and development support. As a result of these agreements, the Company has expensed approximately $1,033,000, $4,028,000 and $5,823,000 for the years ended December 31, 1997, 1998, and 1999, respectively. An additional $1,100,000 of work remains to be funded and performed under these contracts. Accounts payable amounted to approximately $41,000 and $126,000 at December 31, 1998

                         WORLDGATE COMMUNICATIONS, INC.

9.  RELATED PARTY TRANSACTIONS (CONTINUED)
and 1999, respectively. These stockholders are suppliers of technology and components for the Company's products and services. The agreements the Company has with these stockholders provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company's engineering efforts. These agreements do not provide for ongoing royalties, purchase provisions, nor for any requirement to provide additional funding to the Company. Revenues are also recognized from stockholders who provide engineering and development support. For the years ended December 31, 1997, 1998, and 1999 such revenues amounted to approximately $0, $44,000, and $272,000, respectively, from the sale of head-end units and other equipment for use in certain facilities.

    In 1998, the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. Included in Deposits and other is $1 million related to this lease.

10.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1997       1998       1999
                                                     --------   --------   --------
Cash paid for interest.............................   $   16     $   96    $   121
                                                      ======     ======    =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion on preferred stock.......................   $2,435     $6,145    $ 2,475
Issuance of warrant for services provided..........      881         --         --
Issuance of warrant related to notes payable.......       --         --      1,031
Conversion of preferred stock to common stock......       --         --     59,342
Conversion of warrants to purchase preferred stock
  for warrants to purchase common stock............       --         --        881
Acquisition of property under capital lease........       22         --         --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    As of December 31, 1999 the executive officers and directors were as follows:

NAME                                      AGE                        POSITION(S)
----                                    --------   ------------------------------------------------
Hal M. Krisbergh(1)...................     52      Chairman and Chief Executive Officer
Joseph E. Augenbraun..................     35      Vice President, Engineering
Scott B. Campbell.....................     53      Vice President, Business Development
Randall J. Gort.......................     50      Vice President, General Counsel and Secretary
Gerard K. Kunkel......................     41      Senior Vice President, Sales and Marketing
Jae Hea Edward Lee....................     36      Vice President, Operations
Peter C. Mondics......................     46      Vice President, Affiliate Sales and Marketing
Kenneth P. Nimmer.....................     60      Vice President, Consumer Marketing
Christine K. Van Horne................     49      Treasurer
David E. Wachob.......................     45      Director, Vice President and General Manager
Thomas G. Baxter......................     53      Director
Alan Gerry(1).........................     71      Director
Marcia J. Hooper(1)(2)................     45      Director
Ronald A. Walter(2)...................     57      Director

------------------------

(1) Member of Compensation Committee

(2) Member of Audit Committee

    HAL M. KRISBERGH has been with WorldGate since its inception in March 1995. From September 1981 to September 1994, Mr. Krisbergh was an executive officer of General Instrument (Now Motorola). Mr. Krisbergh served as President of General Instrument's Communications Division and, for the past 15 years, has been a well known figure in the cable industry. He is a recognized leader in the development of addressable cable boxes, impulse pay-per-view, opto-electronics and digital audio technologies. In 1991, Mr. Krisbergh received cable television's prestigious Vanguard award. Prior to joining General Instrument, Mr. Krisbergh was employed by W. R. Grace & Co., Deloitte & Touche and Raytheon Company.

    JOSEPH E. AUGENBRAUN joined WorldGate in August 1995. Mr. Augenbraun is responsible for the management of the hardware and software teams developing the WorldGate platform. From August 1992 to August 1995, Mr. Augenbraun was a researcher for Hitachi's HDTV Advanced Television and Systems Laboratory. From November 1987 to August 1992, Mr. Augenbraun was on the engineering staff at Commodore-Amiga Inc. where he served in various capacities including Project Manager on the Amiga 1500 Computer System and lead designer in ASIC development.

    SCOTT B. CAMPBELL joined WorldGate in February 1997. Mr. Campbell was President of Genesis International Group, a consulting firm to the cable industry, from November 1993 to February 1997. Before that he was at Home Shopping Network, where he served in various management and sales positions, including: from March 1992 to February 1993 as Executive Vice President/Diversified Marketing and Media Services, from July 1989 to
March 1992 as Senior Vice President/Affiliate Relations, and from July 1986 to July 1989 as Senior Vice President/Marketing and Sales.

    RANDALL J. GORT joined WorldGate in August 1997. From July 1995 to
August 1997, Mr. Gort was General Counsel, Secretary, and Director of Legal and Corporate Affairs for Integrated Circuit Systems, Inc. Mr. Gort was in private practice from August 1994 through June 1995. Prior to that time, he was an Associate General Counsel for Commodore International Ltd. from
May 1987 through July 1994. Mr. Gort was with Schlumberger Ltd. from
October 1982 through early 1987, originally as Senior Attorney and then as General Counsel, FACTRON Division. From April 1979 through October 1982,
Mr. Gort was Counsel for various divisions of the 3M Company, including Medical and Surgical Products Divisions, Orthopedic Products Division, Electro-Mechanical Resources Division and 3M's four tape divisions.

    GERARD K. KUNKEL joined WorldGate in February 1997. Mr. Kunkel is responsible for domestic sales and marketing as well as the development and deployment of WorldGate's CHANNEL HYPERLINKING business and technology. From
May 1995 to February 1997, Mr. Kunkel was President of Broadband Applications Development Company. From March 1993 to April 1995, he served as Vice President, Product Development of StarNet, Inc. From June 1991 to March 1993, Mr. Kunkel was President of The Kunkel Group. From May 1984 to June 1991, Mr. Kunkel was Director of Design and Electronic Publishing for PC MAGAZINE. For the period 1977 through 1984, Mr. Kunkel was an award winning art director for various New York City based magazines.

    JAE HEA EDWARD LEE has been with WorldGate since its inception in March 1995. Mr. Lee is responsible for all manufacturing, quality assurance, field operations and information technology. From October 1991 through January 1995, Mr. Lee was General Manager and then President of RGB Industries, Inc., a manufacturing and import/export business. From
September 1987 to October 1991, Mr. Lee was a Design Engineer for General Instrument's Jerrold Division, where his responsibilities included the development of application specific integrated circuits and management of the division's engineering local area network.

    PETER C. MONDICS has been with WorldGate since March 1996. From
January 1994 through February 1996, Mr. Mondics was a principal with New Ventures Business Planning, a corporation formed to conceptualize, model, create and distribute new business models for clients seeking entry into the cable operator, phone and wireless distributed service businesses. From February 1991 to December 1993, Mr. Mondics was President of NuStar, Inc. and Executive Vice-President of StarNet, NuStar's parent entity. From February 1987 to
January 1991, Mr. Mondics was Vice-President of NuStar's Network Sales.
Mr. Mondics was Eastern Regional Vice-President of Financial News Network from June 1984 to January 1987 and Marketing Manager for Home Box Office from
May 1981 to May 1984.

    KENNETH P. NIMMER has served WorldGate as a consultant since its inception in March 1995, and became an employee of WorldGate in March 1999. Mr. Nimmer is responsible for Consumer Marketing and Customer Support. From January 1985 to March 1997, Mr. Nimmer was an executive at General Instrument where he co-developed programming enterprises such as Cable Video Store, Cable Catalog Store, Cine Canal and Movie Choice. Prior to General Instrument, from
February 1983 to January 1985, Mr. Nimmer was a co-founder and Senior Vice President and General Manager of the Nostalgia Network, now known as Good Life Television. Prior to joining the Nostalgia Network, Mr. Nimmer worked in higher education for 12 years.

    CHRISTINE K. VAN HORNE has been with WorldGate since June 1999. From
May 1992 to August 1998, Ms. Van Horne was Assistant Treasurer of Comcast Corporation, where she was responsible for managing the capital structure of Comcast's operating subsidiaries. From March 1987 to April 1992, Ms. Van Horne was Corporate Finance Manager at Comcast. Prior to joining Comcast, Ms. Van Horne held financial positions with Meritor Financial Group (now Mellon
Bank, N.A.) and UGI Corporation.

    DAVID E. WACHOB has been with WorldGate since its inception in March 1995. Between 1991 and 1995, Mr. Wachob was President of Network Resources Incorporated, an independent consulting company for the cable, cellular, telecommunications and consumer electronics industries. From June 1988 to September 1991, Mr. Wachob was Director of Advanced Technologies for General Instrument where he managed strategic planning, market research, technical assessment and business development of advanced technologies for the cable television industry.
Mr. Wachob's other positions with General Instrument included, from July 1986 to June 1988, Manager of Product Support Engineering, and from November 1984 to July 1986, Radio Frequency Systems Engineer.

    THOMAS G. BAXTER has been a member of WorldGate's board of directors since July 1998. Mr. Baxter is presently President and Chief Executive Officer of Audible, Inc., having prior to that been an operating partner in the investment banking firm of Evercore Partners since June 1998. Mr. Baxter is also a director of C-SPAN and Dycom Industries, Inc. Prior to Evercore Partners Mr. Baxter served as President of Comcast's cable subsidiary, Comcast Cable
Communications, Inc., the nation's fifth largest cable television operation at that time, from January 1990 to January 1998. Mr. Baxter was also responsible for the operations of Comcast's telephone and cable systems in the United Kingdom. Prior to joining Comcast Mr. Baxter held executive positions with Cablevision Systems Corporation and Time Warner Entertainment Company, Inc.

    ALAN GERRY has been a member of WorldGate's board of directors since
April 1997. Mr. Gerry founded Granite Associates, L.P., a private investment company, and presently serves as its Chairman and Chief Executive Officer.
Mr. Gerry was the founder, and for at least the last 3 years prior to 1996, he was the Chairman and Chief Executive Officer of Cablevision Industries Corporation, the eighth largest multiple system operator in the United States, with over 1.3 million subscribers at the time of its merger with Time
Warner Inc. in 1996. Mr. Gerry has been the recipient of numerous awards and citations including the cable television industry's prestigious Vanguard Award for Distinguished Leadership, which he received in 1995. Mr. Gerry is a veteran of the U.S. Marine Corps.

    MARCIA J. HOOPER has been a member of WorldGate's board of directors since April 1997. Ms. Hooper has been a partner with the Information Technology Group of Advent International Corporation since May 1996. Ms. Hooper is also a director of Interleaf, Inc., Signal Internet Technologies, Inc., LionBridge Technology, Inc., PolyMedica Industries, Inc. and Wang Laboratories, Inc. In July 1994 Ms. Hooper co-founded Viking Capital Group, Inc., a venture firm focused on early stage investments. From May 1979 to July 1994, Ms. Hooper was employed as a general partner with Paine Webber/Ampersand Ventures.

    RONALD A. WALTER has been a member of WorldGate's board of directors since April 1998. Mr. Walter is Executive Vice President of CitiGroup
Investments, Inc., and has been a senior officer of Citicorp and Citibank, N.A. since May 1979. He serves as Director of Investments for Citicorp's proprietary long-term equity investment program and manages the investment program for the assets supporting Citigroup's employee benefit programs. His previous experience with Citicorp includes serving as Secretary of Citicorp's Finance Committee, Head of Strategic Analysis and Chief Financial Officer for the company's equipment finance and leasing business. Mr. Walter was a member of the Urban Planning faculty at MIT and was part of the management team responsible for ending the financial crisis in the City of New York.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based solely on our review of those documents received by us, and written representations, if any, received from reporting persons with respect to the filing of reports on Forms 3, 4 and 5, we believe that all filings required to be made by the reporting persons for fiscal year 1999 were made on a timely basis with the exception of one late filing for the month of August, 1999 on Form 4 for Mr. Baxter.

ITEM 11. EXECUTIVE COMPENSATION.

    The following table sets forth information concerning compensation paid with respect to the named executive officers for services rendered in all capacities during the years ended December 31, 1998 and December 31, 1999.

                           SUMMARY COMPENSATION TABLE
                           FISCAL YEARS 1999 AND 1998

                                                                          ANNUAL COMPENSATION
                                                                  ------------------------------------
NAME AND PRINCIPAL POSITION                                         YEAR         SALARY        BONUS
---------------------------                                       --------      --------      --------
Hal M. Krisbergh............................................        1998        $320,250      $144,113
  Chairman and Chief                                                1999        $339,465      $152,759
  Executive Officer

Scott B. Campbell...........................................        1998        $160,000      $ 48,000
  Vice President,                                                   1999        $171,605      $ 51,481
  Business Development

Peter C. Mondics............................................        1998        $159,375      $ 47,813
  Vice President,                                                   1999        $168,945      $ 50,683
  Affiliate Sales and Marketing

Gerard K. Kunkel............................................        1998        $147,140      $ 44,142
  Senior Vice President,                                            1999        $165,273      $ 49,582
  Sales and Marketing

David E. Wachob.............................................        1998        $149,450      $ 44,835
  Director, Vice President                                          1999        $161,254      $ 48,376
  and General Manager

David A. Dill (1)...........................................        1998        $193,218      $ 67,626
  Former Chief Financial Officer                                    1999        $128,547      $ 44,992

------------------------

(1) In August 1999, Mr. Dill resigned as the Company's chief financial officer and as an employee of WorldGate.

    The Company has established a bonus plan which provides for the payment of bonuses to executive officers and other employees based upon the performance of the Company, the performance of the business division of which the officer or employee is a member and the performance of the officer or employee. Under this plan, the Company generally assesses the prior year's performance and makes bonus payments during the first calendar quarter of each year.

    The Company maintains key man insurance policies in the amounts of $3.0 million on Mr. Krisbergh and $1.0 million on Mr. Wachob.

    The Company has a Retirement Savings Plan that is funded by the participants' salary reduction contributions. All employees of the Company are eligible to participate in the plan upon joining the Company. The plan is intended to permit any eligible employee who wishes to participate to contribute up to 12% of the employee's compensation on a before-tax basis under
Section 401(k) of the Internal Revenue Code, subject to certain limitations. The plan provides for discretionary Company matching contributions which are to be made in proportion to each employee's contribution as well as discretionary Company profit-sharing contributions, subject to certain limitations. Discretionary Company matching contributions and profit-sharing contributions vest based upon the employee's length of service and are payable upon an employee's retirement, death, disability or termination of employment or, under specified circumstances, upon an employee's immediate and heavy financial emergency. Contributions are invested, in such proportions as the employee may elect in any of 10 mutual investment funds. In 1999, the Company made no discretionary profit-sharing contributions to the plan.

    The Company has one stock option plan, the 1996 stock option plan, as amended. Generally, outstanding options vest in equal installments over a four-year period, but in no event may an option be exercised more than ten years following the date of its grant, subject to acceleration in the event of some changes of control of the Company. The stock option plan provides for the granting of awards to such officers, other employees, consultants and directors of the Company and its affiliates as the Compensation Committee may select from time to time. On May 17, 1999, the Board increased, subject to stockholder approval, the total number of shares of common stock available under the plan to 1,600,000 shares.

    The stock option plan is intended to promote the long term financial interests and growth of WorldGate by providing employees, officers, directors and consultants of WorldGate with appropriate incentives and rewards to enter into and continue in the employ of, or their relationship with, WorldGate. The stock option plan gives recipients the opportunity to acquire a proprietary interest in the long-term success of WorldGate and rewards the performance of individual officers, other employees, consultants and directors in fulfilling their responsibilities for long-range achievements. The stock option plan provides for the granting of awards to such officers, other employees, consultants and directors of WorldGate and its affiliates as the Compensation Committee may select from time to time. If any shares subject to an award are forfeited, canceled, exchanged or surrendered or if an award otherwise terminates or expires without a distribution of shares to the holder of such award, the shares of common stock with respect to such award will, to the extent of any such forfeiture, cancellation, exchange, surrender, termination or expiration, again be available for awards under the stock option plan.

    The Compensation Committee has the authority to administer the stock option plan and to exercise all the powers and authorities either specifically granted to it under, or necessary or advisable in the administration of, the stock option plan, including, without limitation, the authority to grant awards; to determine the persons to whom and the time or times at which awards shall be granted; to determine the type and number of awards to be granted, the number of shares of common stock to which an award may relate and the terms, conditions, restrictions and performance goals relating to any award; to determine whether, to what extent, and under what circumstances an award may be settled, canceled, forfeited, exchanged, or surrendered; to make adjustments in the performance goals in recognition of unusual or non-recurring events affecting WorldGate or the financial statements of WorldGate (to the extent not inconsistent with Section 162(m) of the Code, if applicable), or in response to changes in applicable laws, regulations, or accounting principles; to construe and interpret the stock option plan and any award; to prescribe, amend and rescind rules and regulations relating to the stock option plan; to determine the terms and provisions of agreements evidencing awards; and to make all other determinations deemed necessary or advisable for the administration of the stock option plan.

    The purchase price per share payable upon the exercise of an option (the "option exercise price") will be established by the Compensation Committee, provided, however, that Incentive Stock Options may not have an option exercise price less than the fair market value of a share of common stock on the date of grant. The option exercise price is payable by any one of the following methods or a combination thereof, to the extent permitted by the Compensation Committee:

    - in cash or by check or wire transfer,

    - subject to the approval of the Compensation Committee, in common stock owned by the participant for at least six months prior to the date of exercise and valued at its fair market value on the effective date of such exercise, or

    - subject to the approval of the Compensation Committee, by such other provision as the Compensation Committee may from time to time authorize.

    The board of directors or the Compensation Committee may suspend, revise, terminate or amend the stock option plan at any time, provided, however, that:

    - stockholder approval will be obtained if and to the extent required under Rule 16b-3 promulgated under the Exchange Act or if and to the extent the board determines that such approval is required for purposes of satisfying
      Section 162(m) or Section 422 of the Code, and

    - no such suspension, revision, termination or amendment may, without the consent of a participant, reduce the participant's rights under any outstanding award.

    The following table presents information regarding options granted to the Company's named executive officers during fiscal 1999 to purchase shares of the Company's Common Stock. In accordance with SEC rules, the table shows the hypothetical "gains" or "option spreads" that would exist for the respective options based on assumed rates of annual compound stock price of 5% and 10% from the date the options were granted over the full option term.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANTS
                                  --------------------------------------------------------    POTENTIAL REALIZABLE
                                                % OF TOTAL                                      VALUE AT ASSUMED
                                   NUMBER OF     OPTIONS/                                     ANNUAL RATES OF STOCK
                                  SECURITIES       SARS                                        PRICE APPRECIATION
                                  UNDERLYING    GRANTED TO                                       FOR OPTION TERM
                                   OPTIONS/     EMPLOYEES    EXERCISE OR                     -----------------------
                                     SARS       IN FISCAL    BASE PRICE                         5%            10%
NAME                              GRANTED (#)      YEAR        ($/SH)      EXPIRATION DATE     ($)            ($)
----                              -----------   ----------   -----------   ---------------   --------      ---------
Hal M. Krisbergh................        --
  Chairman and Chief
  Executive Officer

Scott B. Campbell...............        --           1.9%      $16.50          3/17/09       $138,353      $ 350,614
  Vice President,                   13,333
  Business Development

Peter C. Mondics................    10,000           1.4%      $22.88         10/21/09        143,891        364,648
  Vice President,                   13,333           1.9%      $16.50          3/17/09        138,353        350,614
  Affiliate Sales and Marketing

Gerard K. Kunkel................    25,000           3.5%      $22.88         10/21/09        359,728        911,621
  Senior Vice President,            13,333           1.9%      $16.50          3/17/09        138,353        350,614
  Sales and Marketing

David E. Wachob.................    45,000           6.4%      $22.88         10/21/09        647,510      1,640,917
  Director, Vice President          13,333           1.9%      $16.50          3/17/09        138,353        350,614
  and General Manager

David A. Dill...................    40,000           5.7%      $22.88         10/21/09        575,564      1,458,593
  Former Chief Financial Officer    13,333           1.9%      $16.50          3/17/09        138,353        350,614

    The following table shows the number of shares of Common Stock subject to exercisable and unexercisable stock options held by each of the named executive officers as of December 31, 1999. The table also reflects the values of such options based on the positive spread between the exercise price of such options and $47.56, which was the closing sales price of a share of Common Stock reported on the Nasdaq National Market on December 31, 1999.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION SAR VALUES

                                                                   NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                                      OPTIONS/SARS AT               OPTIONS/SARS AT
                                   SHARES                           FISCAL YEAR END(#)            FISCAL YEAR END($)
                                 ACQUIRED ON   VALUE REALIZED   ---------------------------   ---------------------------
NAME                             EXERCISE(#)        ($)         EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                             -----------   --------------   -----------   -------------   -----------   -------------
Hal M. Krisbergh...............        --              --              --             --              --             --
  Chairman and Chief Executive
  Officer

Scott B. Campbell..............        --              --              --         83,332       1,359,330      2,020,356
  Vice President, Business
  Development

Peter C. Mondics...............        --              --              --        104,999       1,132,990      2,950,281
  Vice President, Affiliate
  Sales and Marketing

Gerard K. Kunkel...............      4000          78,125          22,666         91,666       1,178,080      2,884,244
  Senior Vice President, Sales
  and Marketing

David E. Wachob                        --              --              --         53,333              --      1,401,456
  Director, Vice President and
  General Manager

David A. Dill..................        --              --              --         13,333              --        414,156
  Former Chief Financial
  Officer

COMPENSATION OF DIRECTORS

    Mr. Baxter and Ms. Hooper are reimbursed for travel and other expenses related to their service on the board of directors. In addition, the Company pays to Mr. Baxter a stipend of $1,000 for each board meeting he attends in person and on March 17, 1999, the Company granted to him options to purchase 3,333 shares of common stock at an exercise price of $16.50 per share. These options will vest in four equal annual installments on the anniversary of the grant date. Other than Mr. Baxter and Ms. Hooper, no other board member is reimbursed for his or her travel and other expenses or compensated for his or her service on the board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation and Stock Option Committee (the "Compensation Committee") is currently composed of Messrs. Krisbergh and Gerry and Ms. Hooper. The Compensation Committee makes recommendations to the board concerning the compensation and benefits programs for its directors, officers and employees, including all options granted under the Company's option plan. With the exception of Mr. Krisbergh, no member of the Compensation Committee is an officer or employee of the Company. Mr. Krisbergh does not, however, participate in the determination of his own compensation.

REPORT OF COMPENSATION AND STOCK OPTION COMMITTEE ON EXECUTIVE COMPENSATION

    This report by the Compensation Committee of the Board of Directors (the "Committee") discusses the Committee's compensation objectives and policies applicable to the Company's executive officers. The report reviews the Committee's policy generally with respect to the compensation of all executive officers as a group for fiscal 1999 and specifically reviews the compensation established for the Company's Chief Executive Officer as reported in the Summary Compensation Table. Other than Mr. Krisbergh, the Committee is composed entirely of non-employee directors of the Company. The Committee also administers the Company's Stock Option Plans.

COMPENSATION PHILOSOPHY.

    The Committee consists of two non-employee directors and Mr. Krisbergh.
Mr. Krisbergh does not, however, participate in the determination of his own compensation. The Committee is responsible for setting cash and long-term incentive compensation for executive officers and other key employees of the Company. The Company's compensation policies are intended to create a direct relationship between the level of compensation paid to executives and the Company's current and long-term level of performance. The Committee believes that this relationship is best implemented by providing a compensation package of separate components, all of which are designed to enhance the Company's overall performance. The components are base salary, short-term compensation in the form of annual bonuses and long-term incentive compensation in the form of stock options.

BASE SALARIES

    The base salaries for the Company's executive officers for 1999 were established subjectively by the Committee. The salaries of the executive officers were established based on the market environment and the Company's need to attract and retain key personnel for whom the Company must compete against larger, more established companies.

SHORT-TERM ANNUAL BONUSES

    Annual bonuses established for the executive officers are intended to provide an incentive for improved performance in the short term. Target bonus levels for the executive officers are established by the Committee at the beginning of the year. For 1999, these bonuses were established based on predetermined goals such as the number of cable systems under contract, subscriber counts, revenue and financial performance.

LONG-TERM INCENTIVE COMPENSATION

    The Company's long-term incentive compensation plan for its executive officers is based on the Company's stock option plans. These plans promote ownership of the Company's Common Stock, which, in turn, provides a common interest between the stockholder of the Company and the executive officers of the Company. In establishing a long-term compensation plan, the Board of Directors concluded that any compensation received under such plans should be directly linked to the performance of the Company, as reflected by increases in the price of its Common Stock, and the contribution of the individual thereto. Options have an exercise price equal to the fair market value of the shares on the date of grant and, to encourage a long-term perspective, have an exercise period of ten years and generally vest over four years. The number of options granted to executive officers is determined by the Committee, which is charged with administering the stock option plans. The base salaries, targeted bonus amounts and number of stock options established for or granted to the

Company's executive officers for 1999 are based, in part on the Committee's understanding of compensation amounts and forms paid to persons in comparable roles performing at comparable levels at other companies in the same or related industries. Such amounts however, mainly reflect the subjective discretion of the members of the Committee based on the evaluation of the Company's current and anticipated future financial performance, the contribution of the individual executive officers to such financial performance, the contribution of the individual executive officers to the Company in areas not necessarily reflected by the Company's financial performance and the most appropriate incentive to link the performance and compensation of the executive officers to the stockholder's return on the Company's Common Stock.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

    During fiscal year 1999, Mr. Krisbergh's base salary was increased to maintain a fully competitive position among Chief Executive Officers of similarly-situated high technology companies. This increase of six percent was based also on Mr. Krisbergh's excellent performance during the previous year.

    Mr. Krisbergh also had an opportunity to earn additional incentive pay under the Company's short-term annual bonus program, based on his performance against qualitative objectives. The Committee approved payment of $152,759 based on excellent performance. In reaching its decision, the Committee noted the Company's completion of a successful initial public offering, successful system rollouts of the Company's Internet access product, strengthening of already excellent relations with major customers and the financial community, and actions to further develop organizational and individual competencies.

    Mr. Krisbergh requested that he not be included in any grant of stock options under the Company's stock option plans during fiscal 1999, stating his preference that the current pool be used for other officers and employees.

LIMITATIONS ON DEDUCTIBILITY OF COMPENSATION

    Under the 1993 Omnibus Budget Reconciliation Act, a portion of annual compensation payable after 1993 to any of the Company's five highest paid executive officers would not be deductible by the Company for federal income tax purposes to the extent such officer's overall compensation exceeds $1,000,000. Qualifying performance-based incentive compensation, however, would be both deductible and excluded for purposes of calculating the $1,000,000 base. Although the Committee does not presently intend to award compensation in excess of the $1,000,000 cap, it will continue to address this issue when formulating compensation arrangements for the Company's executive officers.

Respectfully submitted,
Compensation Committee:
 Hal M. Krisbergh
 Alan Gerry and
 Marcia J. Hooper

PERFORMANCE GRAPH

    The following indexed line graph indicates the Company's total return to stockholders from April 15, 1999, the date on which the Company's Common Stock began trading on the Nasdaq National Market, to December 31, 1999, as compared to the total return for the Nasdaq Stock Market--US Index and the Nasdaq Telecommunications Index for the same period. The calculations in the graph assume that $100 was invested on April 15, 1999, in each of the Company's Common Stock and each index and also assume dividend reinvestment, if any.

                 COMPARISON OF 8 MONTH CUMULATIVE TOTAL RETURN*
                     AMONG WORLDGATE COMMUNICATIONS, INC.,
                      THE NASDAQ STOCK MARKET (U.S.) INDEX
     THE NASDAQ TELECOMMUNICATIONS INDEX AND THE CHASE H & Q INTERNET INDEX

                                             4/15/1999     6/99       9/99      12/99
                                             ---------   --------   --------   --------
WORLDGATE COMMUNICATIONS INC.                 100.00      150.74      67.28     139.89
NASDAQ STOCK MARKET (U.S.)                    100.00      106.94     109.54     161.38
NASDAQ TELECOMMUNICATIONS                     100.00       98.72      90.14     131.01
CHASE H & Q INTERNET                          100.00       91.37      93.93     181.82

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information as of March 15, 2000 regarding beneficial ownership of the common stock by the following persons:

    - each person who is known to us to own beneficially more than 5% of the outstanding shares of common stock,--each director of WorldGate,

    - each director of WorldGate,

    - each executive officer of WorldGate named in the executive compensation table above, and

    - all directors and executive officers of WorldGate as a group.

    Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares, subject to applicable community property laws. Shares of common stock subject to options or warrants exercisable within 60 days of March 15, 2000 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the mailing address of the beneficial owners is 3190 Tremont Avenue, Trevose, Pennsylvania 19053.

                                                              NUMBER OF SHARES OF
                                                                 COMMON STOCK       PERCENT OF
NAME OF BENEFICIAL OWNER                                      BENEFICIALLY OWNED    OWNERSHIP
------------------------                                      -------------------   ----------
Citicorp....................................................       1,082,442            5.0%
  153 East 53rd Street
  New York, NY 10043
Hal M. Krisbergh (1)........................................       6,131,165           28.5
Scott B. Campbell (2).......................................          32,334              *
Peter C. Mondics (3)........................................          53,193              *
David E. Wachob.............................................         527,231            2.4
Thomas G. Baxter (4)........................................           3,001              *
Alan Gerry..................................................         185,666              *
Marcia J. Hooper (5)........................................              --              *
Ronald A. Walter (6)........................................              --              *
All current directors and executive officers as a group (14        8,015,032           37.0
  persons) (7)..............................................

------------------------

*   Less than 1% of the outstanding Common Stock.

(1) Includes (a) 15,237 shares of common stock held by Mr. Krisbergh as custodian for his minor child and (b) 15,237 shares of common stock held by Mr. Krisbergh's wife as custodian for their minor child. Mr. Krisbergh disclaims beneficial ownership of the shares owned by his minor child.

(2) Includes options to purchase 30,000 shares of common stock.

(3) Includes 2,666 shares of common stock held by Mr. Mondics' minor child, 6,666 shares of common stock held jointly with his wife and options to purchase 33,333 shares of common stock.

(4) Includes 500 shares owned by a trust of which Mr. Baxter is a trustee.

(5) Does not include 379,218 shares of common stock held by funds that are affiliated with Advent International Corporation as follows: Adtec Limited Partnership (60,674 shares), Advent Crown Fund, C.V. (60,068 shares), Digital Media & Communications, L.P. (240,880 shares), and Advent Partners Limited Partnership (17,596 shares). Ms. Hooper is a partner and an officer of Advent

    International Corporation and an officer of several of the Advent funds, and was originally elected to the Company's Board of Directors as a representative of the holders of the Series A Preferred Stock. Ms. Hooper disclaims beneficial ownership of the shares held of record by the Advent funds.

(6) Does not include 1,124,442 shares of common stock held by Citicorp. Mr. Walter is a vice president of Citicorp and Citibank, NA.

(7) Includes (a) options to purchase 118,332 shares of common stock and
    (b) 69,639 shares of common stock owned by family members or affiliates of some members of the group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    SERIES C CONVERTIBLE PREFERRED STOCK FINANCING. From September 1998 through February 1999, we sold an aggregate of 1,529,714 shares of our series C preferred stock at a purchase price of $11.00 per share to various investors, (collectively, the "series C investors").

    STOCKHOLDERS' AGREEMENT. Certain stockholders of the Company, including Messrs. Krisbergh and Wachob, and some other management personnel of WorldGate, are parties to a stockholders' agreement. Pursuant to the stockholders' agreement:

    - Hal M. Krisbergh designated David E. Wachob, Alan Gerry and Thomas G. Baxter,

    - Motorola designated Graham Pattison, who has since resigned as a member of our board of directors in connection with his resignation from Motorola,

    - the investors who purchased the Company's Series A Convertible Preferred Stock, other than Motorola, designated Marcia J. Hooper, and

    - the investors who purchased the Company's Series B Convertible Preferred Stock designated Ronald A. Walter to our board of directors. The material provisions of the stockholders' agreement terminated upon the consummation of our IPO in April 1999, except for the registration rights provided in the stockholder's agreement. The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock converted into our common stock upon the consummation of our IPO.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) DOCUMENTS FILED AS PART OF THIS REPORT.

    1. FINANCIAL STATEMENTS

    The following financial statements have been included as part of this report:

Report of PricewaterhouseCoopers LLP........................    F-2
Consolidated Balance Sheets.................................    F-3
Consolidated Statements of Operations.......................    F-4
Consolidated Statements of Stockholders' Equity (Deficit)...    F-5
Consolidated Statements of Cash Flows.......................    F-6
Notes to Consolidated Financial Statements..................    F-7

    2. FINANCIAL STATEMENT SCHEDULE

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of WorldGate Communications, Inc.:

    Our audits of the consolidated financial statements of WorldGate Communications, Inc. and its subsidiaries referred to in our report dated February 18, 2000 appearing under Item 8 on page F-2 of this Form 10-K also included an audit of the financial statement schedule listed under Item 14(A)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with related consolidated financial statements.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 18, 2000

                         WORLDGATE COMMUNICATIONS, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                    ADDITIONS    DEDUCTIONS
                                                       BALANCE AT   CHARGED TO   CREDITED TO    BALANCE
                                                       BEGINNING     COST AND     COSTS AND    AT END OF
                                                        OF YEAR      EXPENSES     EXPENSES       YEAR
                                                       ----------   ----------   -----------   ---------
Allowance for doubtful accounts:
  Year ended December 31, 1998
  Year ended December 31, 1999.......................                    150                       150
Valuation Allowance for Deferred Tax Assets:
  Year ended December 31, 1998.......................     6,431        8,748                    15,179
  Year ended December 31, 1999.......................    15,179       11,587                    26,766

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(B) REPORTS ON FORM 8-K

    None.

3. EXHIBITS.

    The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for those situations where exhibit number was the same as set forth below.

EXHIBIT                 DESCRIPTION
-------                 -----------
         3.1            Amended and Restated Certificate of Incorporation.(1)
         3.2            Amended and Restated Bylaws.(1)
        10.1            Lease Agreement dated October 7, 1998 between WorldGate and
                        Balanced Capital LLC, as amended by First Amendment to Lease
                        Agreement dated December 7, 1998 between WorldGate and
                        Balanced Capital LLC, as further amended by Second Amendment to Lease Agreement dated December 17, 1998 between WorldGate and Balanced Capital LLC. (2)
        10.2            Senior Loan and Security Agreement No. 0098 dated July 15,
                        1997 between Phoenix Leasing Incorporated and WorldGate, as amended by Amendment No. 1 to Senior Loan and Security
                        Agreement No. 0098 dated June 18, 1998 between Phoenix
                        Leasing Incorporated and WorldGate. (2) (filed as
                        Exhibit 10.6 to the IPO Registration Statement)
        10.3            Development Agreement dated October 15, 1998 between
                        WorldGate and Scientific-Atlanta, Inc. (2)(3) (filed as
                        Exhibit 10.4 to the IPO Registration Statement)
        10.4            Memorandum of Understanding dated September 2, 1998 between
                        WorldGate and General Instrument Corporation. (2)(3) (filed as Exhibit 10.5 to the IPO Registration Statement)
        10.5            Master Agreement dated November 7, 1997 between Charter
                        Communications, Inc. ("Charter") and WorldGate. (2)(3)
                        (filed as Exhibit 10.7 to the IPO Registration Statement)
        10.6            Affiliation Agreement dated November 7, 1997 between Charter and WorldGate. (2)(3) (filed as Exhibit 10.9 to the IPO
                        Registration Statement)
        10.7            First Amended and Restated Stockholders' Agreement dated
                        September 2, 1998 among WorldGate and the stockholders
                        identified therein. (2) (filed as Exhibit 10.16 to the IPO
                        Registration Statement)
        10.8            Amended and Restated 1996 Stock Option Plan, as further
                        amended by the Second Amendment to the 1996 Stock Option
                        Plan dated May 17, 1999.*
        10.9            Agreement dated June 15, 1998 between WorldGate and Thomas
                        R. Baxter. (2) (filed as Exhibit 10.15 to the IPO
                        Registration Statement)
        10.10           Warrant dated March 2, 1999 issued to Ampal by WorldGate.
                        (2) (filed as Exhibit 10.19 to the IPO Registration
                        Statement)
        10.11           Warrant dated March 2, 1999 issued to Strong River by
                        WorldGate. (2) (filed as Exhibit 10.20 to the IPO
                        Registration Statement)
        10.12           Warrant Agreement dated November 7, 1997 between Charter and
                        WorldGate. (2) (filed as Exhibit 10.8 to the IPO
                        Registration Statement)
        21.1            Subsidiaries. (2)
        23.1            Consent of PricewaterhouseCoopers LLP.*
        24.1            Power of Attorney. (included in signature page)
        27.1            Financial Data Schedule.*

------------------------

*   Filed herewith.

(1) Incorporated by reference to the registrant's exhibits to the Company's Form 10-Q Report for the quarter ended March 31, 1999.

(2) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-71997) (the "IPO Registration Statement").

(3) Portions of this exhibit have been omitted pursuant to a request for confidential treatment which has been previously granted by the Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       WorldGate Communications, Inc.

                                                       By:  /s/ HAL M. KRISBERGH
                                                            -----------------------------------------
                                                            Hal M. Krisbergh
                                                            CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby constitutes and appoints Hal M. Krisbergh and Randall J. Gort the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the restraint and in the capacities and on the dates indicated.

                        NAME                                    CAPACITY                  DATE
                        ----                                    --------                  ----
                                                       Chairman of the Board and
                /s/ HAL M. KRISBERGH                     Chief Executive Officer
     -------------------------------------------         (principal executive        March 30, 2000
                  Hal M. Krisbergh                       officers)
             /s/ CHRISTINE K. VAN HORNE                Authorized officer
     -------------------------------------------         (principal financial and    March 30, 2000
               Christine K. Van Horne                    accounting officer)
                 /s/ DAVID E. WACHOB                   Director, Vice President
     -------------------------------------------         and General Manager         March 30, 2000
                   David E. Wachob
                /s/ THOMAS G. BAXTER                   Director
     -------------------------------------------                                     March 30, 2000
                  Thomas G. Baxter
                   /s/ ALAN GERRY                      Director
     -------------------------------------------                                     March 30, 2000
                     Alan Gerry
                /s/ MARCIA J. HOOPER                   Director
     -------------------------------------------                                     March 30, 2000
                  Marcia J. Hooper
                /s/ RONALD A. WALTER                   Director
     -------------------------------------------                                     March 30, 2000
                  Ronald A. Walter