Form 10-Q
period 2000-03-31
WORLDGATE COMMUNICATIONS INC
filed 2000-05-15
CIK 1030058

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            -------------------------

                                    FORM 10-Q

Mark One

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2000.

                                       or

/_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ---------- To ------------ .

                        Commission file number: 333-71997

                         WORLDGATE COMMUNICATIONS, INC.
          --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                       23-2866697
          --------------------------------------------------------------
          (State of Incorporation) (I.R.S. Employer Identification No.)

                               3190 Tremont Avenue
                           Trevose, Pennsylvania   19053
          --------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (215) 354-5100
          --------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              Yes /X/ No / /

As of April 28, 2000, there were 21,547,807 shares of common stock, par value $.01 per share, outstanding.

                         WORLDGATE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                              FOR THE THREE MONTHS
                              ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

Item 1.           Financial Statements and Supplementary Data . . . . . . . . . . . . . . .  Page  3
Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of  Operations . . . . . . . . . . . . . . . . . . . Page  8
Item 3.           Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . Page 10

PART II   OTHER INFORMATION

Item 1.           Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .Page 11
Item 2.           Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . .Page 11
Item 4.           Submission of Matters to a Vote of Security Holders . . . . . . . . . . .  Page 11
Item 6.           Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . Page 11

                          PART I. FINANCIAL INFORMATION

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         WORLDGATE COMMUNICATIONS, INC.
                            CONDENSED BALANCE SHEETS

                             (Dollars in Thousands)


                                                                                    March 31,                 December 31,
                                                                                      2000                        1999
                                                                                   (Unaudited)
                                                                                ------------------          ------------------
 ASSETS
 Current assets:

     Cash and cash equivalents                                                    $         8,729             $         9,256
     Short - term investments                                                              56,382                      66,414
     Accounts receivable, less allowance for doubtful accounts of $300 at
     March 31, 2000 and $150 at December 31, 1999                                           3,533                       3,248
     Inventory                                                                              7,003                       5,600
     Prepaid and other assets                                                                 772                       1,738
                                                                                ------------------          ------------------
         Total current assets                                                              76,419                      86,256
                                                                                ------------------          ------------------

 Property and equipment                                                                     2,405                       2,196
     Less: accumulated depreciation and amortization                                        (516)                       (402)
                                                                                ------------------          ------------------

         Property and equipment, net                                                        1,889                       1,794
 Prepaid expenses and deposits                                                              1,120                       1,120
                                                                                ------------------          ------------------
         Total assets                                                             $        79,428             $        89,170
                                                                                ==================          ==================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:

 Current portion, notes payable                                                   $           767             $           796
 Current portion, capital leases                                                                5                           5
 Accounts payable                                                                           2,599                       2,810
 Accrued expenses                                                                             606                         389
 Accrued compensation and benefits                                                          2,895                       1,844
 Other                                                                                         30                          30
                                                                                ------------------          ------------------
         Total current liabilities                                                          6,902                       5,874

 Notes payable                                                                                239                         377
 Capital leases                                                                                 5                           7
 Other                                                                                        248                         255
                                                                                ------------------          ------------------
         Total liabilities                                                                  7,394                       6,513
                                                                                ------------------          ------------------
 Stockholders' equity:

 Class A Common Stock, $.01 par value, 50,000,000 shares authorized,
    21,545,641 shares issued and outstanding at March 31, 2000
    and 21,488,456 shares issued and outstanding at December 31, 1999                         215                         215
  Additional paid-in capital                                                              170,703                     170,592
  Warrant for Class A Common Stock                                                          1,911                       1,911
  Accumulated deficit                                                                    (99,918)                    (89,085)
  Unearned stock-based compensation                                                         (877)                       (976)
                                                                                ------------------          ------------------
          Total stockholders' equity                                                       72,034                      82,657
                                                                                ------------------          ------------------
          Total liabilities and stockholders' equity                              $        79,428             $        89,170
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

                         WORLDGATE COMMUNICATIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                       ---------------------------------------------------
                                                               2000                          1999
                                                       ---------------------         ---------------------

Revenues                                                      $       1,573               $           549
                                                       ---------------------         ---------------------
Costs and expenses:
Cost of revenues (excluding depreciation and
   amortization amounts of $32 and $22 for
   the three months ended March 31, 2000
   and 1999, respectively)                                            3,928                         1,834
Engineering and development (excluding
   depreciation and amortization amounts
   of $56 and $1 for the three months
   ended March 31, 2000 and 1999, respectively)                       4,877                         2,330
Sales and marketing (excluding depreciation and
   amortization amounts of $26 and $12 for the
   three months ended March 31, 2000 and 1999,
   respectively)                                                      2,734                         1,355
General and administrative                                            1,914                         1,137
Depreciation and amortization                                           114                            35
                                                       ---------------------         ---------------------

Total costs and expenses                                             13,567                         6,691
                                                       ---------------------         ---------------------
Loss from operations                                               (11,994)                       (6,142)

Interest and other income                                             1,181                            38
Interest expense                                                         20                            93
                                                       ---------------------         ---------------------

        Net loss                                                   (10,833)                       (6,197)

Accretion on preferred stock                                              -                       (2,111)
                                                       ---------------------         ---------------------

        Net loss available to common stockholders             $    (10,833)               $       (8,308)
                                                       =====================         =====================

        Net loss per common share - basic and diluted         $      (0.50)               $        (0.91)
                                                       =====================         =====================
Weighted average common shares outstanding -
basic and diluted                                                21,526,929                     9,100,801
                                                       =====================         =====================



   The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                          ----------------------------------
                                                                                               2000              1999
                                                                                          ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                  $    (10,833)     $      (6,197)
  Adjustments to reconcile net loss to cash used in
   operating activities:

         Depreciation and amortization                                                                114                35
                Bad debt expense                                                                      150                 -
         Amortization of deferred compensation                                                         99                99
         Amortization of debt issue costs                                                               -                63
         Changes in operating assets and liabilities:
                  Accounts receivable                                                               (435)                97
                  Inventories                                                                     (1,403)              (51)
                  Prepaid and other assets                                                           966             (326)
                  Accounts payable                                                                  (211)           (2,610)
                  Accrued expenses                                                                    217                54
                  Accrued compensation and benefits                                                 1,051               263
                                Other                                                                 (7)                 -
                                                                                          ----------------  ----------------
                 Net cash used in operating activities                                           (10,292)           (8,573)
                                                                                          ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                              (209)              (10)
  Proceeds from maturities of short-term investments, net                                          10,032                 -
                                                                                          ----------------  ----------------
                          Net cash provided by (used in) investing activities                       9,823              (10)
                                                                                          ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                                                             -             7,672
  Proceeds from exercise of stock options                                                             111                 -
  Stock issuance costs                                                                                  -              (17)
  Proceeds from notes payable                                                                           -             6,000
  Debt issue costs                                                                                      -             (530)
  Repayments of capital leases and notes payable                                                    (169)             (126)
                                                                                          ----------------  ----------------
                          Net cash (used in) provided by financing activities                        (58)            12,999
                                                                                          ----------------  ----------------
  Net (decrease) increase in cash                                                                   (527)             4,416
  Cash and cash equivalents, beginning of period                                                    9,256               128
                                                                                          ----------------  ----------------
  Cash and cash equivalents, end of period                                                  $       8,729     $       4,544
                                                                                          ================  ================
  Noncash investing and financing activities:

  Accretion on preferred stock                                                                          -     $       2,111

  Issuance of warrants in connection with financing agreements                                          -             1,030


   The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

           (Dollar Amounts are in Thousands, Except Per Share Amounts)

                                   (unaudited)

1.       Basis of Presentation.

      The unaudited financial statements of WorldGate Communications, Inc. (the "Company") for the three months ended March 31, 2000 and March 31, 1999 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999 and the notes thereto included in the Company's Statement on Form 10-K.

      The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not indicative of the results that may be expected for the year ending December 31, 2000.

2.    Recent Accounting Pronouncements.

         On April 3, 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25". FIN 44 specifically answers twenty-nine questions on the implementation of APB 25 that were derived from a survey of members of the Emerging Issues Task Force
(EITF) and the task force on stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occur after December 15, 1998. To the extent that the Interpretation covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying the Interpretation are recognized on a prospective basis from July 1, 2000. Management is currently evaluating the impact, if any, the Interpretation will have on the Company's financial position or results of operation.

      On March 24, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101A which amends the implementation date of SAB 101, "Revenue Recognition" to the three month period ending June 30, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Management is currently assessing the impact, if any, the SAB will have on the Company's financial position or results of operations.

3.         Inventories.

      Inventories are summarized as follows:


                                               March 31, 2000                   December 31, 1999
                                          --------------------              ----------------------

                                                          (Dollars in thousands)

Raw Material                                           $3,090                              $3,046
Work in Progress                                        1,460                                 340
Finished Goods                                          2,453                               2,214
                                          --------------------              ----------------------
                                                       $7,003                              $5,600
                                          ====================              ======================


      Customers and vendors held $1,814 and $1,710 of the Company's finished goods inventories at March 31, 2000 and December 31, 1999, respectively, for use in system trials and product testing.

4.       Stockholders' Equity.

          STOCK OPTION PLAN

      On May 4, 2000, the Company's Board of Directors increased, subject to stockholder approval, the total amount of common stock available under the 1996 plan to 3,200,000 shares.

          EARNINGS PER SHARE

The following table is a reconciliation of the computation of net loss per common share:


                                                             Three months ended March 31

                                                   ------------------------------------------------
                                                           2000                   1999
                                                   ----------------------    ----------------------

                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




Net loss available to common stockholders:
Net Loss                                               $    (10,833)                   $     (6,197)
Accretion on preferred stock                                   --                            (2,111)
                                                       ------------                    ------------
Net loss available to common stockholders              $    (10,833)                   $     (8,308)
                                                       ============                    ============

Basic and diluted net loss per common share*:

Weighted average shares outstanding                      21,526,929                       9,100,801
                                                       ------------                    ------------
Net loss per share - basic and diluted                 $      (0.50)                   $      (0.91)
                                                       ============                    ============


* Common stock equivalents are not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

5.       Related Party Transactions.

     In 1997, the Company entered into an agreement with a cable operator who is an investor. Revenues recognized from this investor were approximately $665 and $431, respectively, for the three months ended March 31, 2000 and March 31, 1999. Accounts receivable amounted to approximately $815 at March 31, 2000 and $738 at December 31, 1999.

     In 1997 and 1998, the Company entered into agreements with four stockholders to provide the Company with engineering and development support. As a result of these agreements, the Company has expensed approximately $1,444 and $380, respectively, for the three months ended March 31, 2000 and March 31, 1999. Accounts payable amounted to approximately $612 as of March 31, 2000 and approximately $126 at December 31, 1999. These stockholders are suppliers of technology and components for the Company's products and services. These agreements provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company's engineering efforts. These agreements do not provide for ongoing royalties, purchase provisions, nor for any requirement to provide additional funding to the Company.

6.       Subsequent Events.

                  On April 28, 2000, the Company acquired the capital stock of Digital Video Arts, Inc. (DVA), a Campbell, California based engineering services operation providing out-sourced product development, with expertise in digital television and 3D graphics. The acquisition will be recorded under the purchase method of accounting. The total maximum purchase price, including contingent consideration, is $8,006, and is to be paid in the Company's common stock as valued at the time of payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          (Dollars Amounts are in Thousands, Except Per Share Amounts)

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

Results of Operations:

Three Months Ended March 31, 2000 and March 31, 1999.

     Revenues. Revenues for the three months ended March 31, 2000 were $1,573, an increase of 186% when compared to revenues of $549 for the three months ended March 31, 1999. Substantially all revenues continue to be attributable to the increase in commercial deployments of the WorldGateSM Service and cable subscribers subscribing to the WorldGate Service as of March 31, 2000. At March 31, 2000 there were 16 commercial deployments, with approximately 19,000 cable customers subscribing to the WorldGate Service compared to 7 commercial deployments and approximately 2,800 cable customers subscribing at March 31, 1999. For the three months ended March 31, 2000 revenues were derived primarily from the delivery of headends, keyboards and related products.

     Costs and Expenses.

                  Cost of Revenues. Cost of revenues consists primarily of product costs related to commercial deployments and WorldGate modules to be incorporated into set-top boxes. Cost of revenues for the three months ended March 31, 2000 was $3,928, or approximately 250% of revenues compared to the cost of revenues of $1,833, or approximately 334% of revenues for the three months ended March 31, 1999. This reduction in cost of revenues as a percent of revenues is primarily attributable to the Company's reduction of unit costs and the reduced requirement for WorldGate to supply modules to be incorporated into set-top box deliveries.

                  Engineering and Development. Engineering and development expenses primarily consist of the compensation, cost of design, programming, testing, documentation and support of the Company's hardware, software and services. Engineering and development costs were $4,877 for the three months ended March 31, 2000, an increase of $2,547 when compared to $2,330 for the three months ended March 31, 1999. The Company anticipates continued increases in staff and expenditures for the development of new and enhanced products, software and services.

                  Sales and Marketing. Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to trial installations and commercial deployments. For the three months ended March 31, 2000 sales and marketing expenses were $2,734. This is an increase of $1,379, when compared to sales and marketing expenses of $1,355 for the three months ended March 31, 1999. The increase is primarily the result of increased expenditures for market research of $100, advertising of $206 and increases in staff and travel expenditures of approximately $950. The Company anticipates that these expenses will continue to increase with the expected growth in the number of new, and the expansion of existing, commercial deployments. Increased expenditures are also anticipated for advertising and other trade promotional activities.

                  General and Administrative. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $1,914 for the three months ended March 31, 2000, an increase of $777 when compared to $1,137 for the three months ended March 31,1999. This increase was primarily due to an increase in Allowance for Doubtful Accounts of $150, and approximately $600 in increased legal, facility and insurance costs incurred during the three months ended March 31, 2000 when compared to the same period in 1999. The Company relocated to larger facilities in June 1999. The Company anticipates that general and administrative expenses will continue to increase as the Company fills open positions and incurs additional costs such as expenses related to directors' and officers' insurance and increased professional fees.

                  Interest and Other Income and Interest Expense. Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income were $1,181 for the three months ended March 31, 2000, compared to $38 for the three months ended March 31, 1999. During the three months ended March 31, 1999 the company earned interest on an average cash balance of approximately $1,500 and incurred interest expense related to its $6,000 financing and $1,100 equipment financing facility. In comparison, during the three months ended March 31, 2000, the Company earned interest on an average cash balance of approximately $70,830 and incurred interest expense related to its $1,100 equipment financing facility.

         Income Taxes. The Company has incurred net operating losses since inception and accordingly had no income taxes due and has not recorded any income tax benefit for those losses.

     Liquidity and Capital Resources.

     As of March 31, 2000, the Company's primary source of liquidity consisted of cash and debt instruments that are highly liquid, are of high quality investment grade and predominantly have maturities less than one year.

     At March 31, 2000, the Company had cash and cash equivalents of $8,729 (in addition to $56,382 in short-term investments) as compared to $9,256 (in addition to $66,414 in short-term investments) at December 31, 1999. Net cash used in operations was $10,293 for the three months ended March 31, 2000, as compared to $8,573 used for the same period in 1999. The increase in net cash used in operations was primarily attributable to the Company's increased losses during the three months ended March 31, 2000, and inventory increases in anticipation of greater future deliveries.

     Net cash for the three months ended March 31, 2000 was further reduced by $266, reflecting the Company's repayment of equipment financing obligations and the purchase of additional capital equipment. In comparison, net cash provided from financing activities was $12,999 during the three months ended March 31, 1999. This was primarily the result of net proceeds received during the first quarter of 1999 of $5,470 from a loan and $7,655 from the sale of Series C convertible preferred stock in a private placement. These amounts were partially offset by the repayment of capital leases and equipment financing obligations.

         Y2K Compliance. Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the change in the century. If not corrected, many computer software applications could fail or create erroneous results after year 2000. To date, the Year 2000 issue has not had a material effect on our products, services or operations.

         On April 3, 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25".

FIN 44 specifically answers twenty-nine questions on the implementation of APB 25 that were derived from a survey of members of the Emerging Issues Task Force (EITF) and the task force on stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occur after December 15, 1998. To the extent that the Interpretation covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying the Interpretation are recognized on a prospective basis from July 1, 2000. Management is currently evaluating the impact, if any, the Interpretation will have on the Company's financial position or results of operation.

On March 24, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101A which amends the implementation date of SAB 101, "Revenue Recognition" to the three month period ending June 30, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Management is currently assessing the impact, if any, the SAB will have on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure to any one issue, issuer and type of investment.

     As of March 31, 2000, our investments consisted of $65,111 most of which were debt securities having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended March 31, 2000 would have decreased by less than $194. This estimate assumes that the decrease occurred on the first day of 2000 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our investments.

                           PART II. OTHER INFORMATION

          (Dollars Amounts are in Thousands, Except Per Share Amounts)

ITEM 1. LEGAL PROCEEDINGS. There has been no material development in any of the Legal Proceedings in which the Company is currently a party.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     INITIAL PUBLIC OFFERING/USE OF PROCEEDS.

     On April 15, 1999, the Company's Registration Statement on Form S-1 (Commission file number 333-71997) covering the initial public offering of 5,750,000 shares of our common stock at twenty one dollars ($21.00) per share was declared effective.

     The net proceeds of the offering to the Company (after deducting the foregoing expenses associated with such offering) was $111,192. From the effective date of the Registration Statement to March 31, 2000, the net proceeds have been used for the following purposes:


Construction of plant, building and facilities                                          $   --
Purchase and installation of machinery and equipment                                       1,055
Purchase of real estate                                                                     --
Acquisition of other business (including transaction costs)                                 --
Repayment of indebtedness                                                                  5,893
Working capital                                                                           39,144
Temporary investments, including cash and cash equivalents                                 8,700



     Other purposes (for which at least $100 has been used) including:
       investments, including debt instruments of the United States Government and its agencies and in high

       quality corporate issuers                                                          56,400

                                                                                        --------
                                                                                        $111,192
                                                                                        ========


     Except for compensation expenses, all of the foregoing payments were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's common stock; or (iii) affiliates of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits


     Exhibit Number                 Description
     --------------                 -----------

          27.1             Financial Data Schedules

     (b) Reports on Form 8-K.       None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2000

                                  /s/ Hal M. Krisbergh
                                  ---------------------------------------
                                  Hal M. Krisbergh
                                  President and Chief Executive Officer



                                  /s/ James V. Agnello
                                  ---------------------------------------
                                  James V. Agnello
                                  Vice President and Chief Financial Officer