Form 10-Q
period 2000-06-30
WORLDGATE COMMUNICATIONS INC
filed 2000-08-11
CIK 1030058

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            -------------------------

                                    FORM 10-Q

Mark One

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2000.

                                       or

/_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the Transition Period From            To              .
                                           ----------    ------------

                        Commission file number: 000-25755

                         WORLDGATE COMMUNICATIONS, INC.

             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                       23-2866697

         -------------------------   ------------------------------------
          (State of Incorporation)   (I.R.S. Employer Identification No.)


                               3190 Tremont Avenue
                           Trevose, Pennsylvania 19053
               ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (215) 354-5100

              -----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes /X/ No / /

As of July 31, 2000, there were 21,667,154 shares of common stock, par value $.01 per share, outstanding.

                         WORLDGATE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE THREE MONTHS AND SIX MONTHS
                               ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

Item 1.           Financial Statements and Supplementary Data ......................................Page   3
Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of  Operations .............................................Page   9
Item 3.           Quantitative and Qualitative Disclosures about Market Risk .......................Page  11

PART II   OTHER INFORMATION

Item 1.           Legal Proceedings ................................................................Page  12
Item 2.           Changes in Securities and Use of Proceeds ........................................Page  12
Item 4.           Submission of Matters to a Vote of Security Holders ..............................Page  13
Item 5.           Other Information.................................................................Page  13
Item 6.           Exhibits and Reports on Form 8-K .................................................Page  14

                          PART I. FINANCIAL INFORMATION

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         WORLDGATE COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                    JUNE 30,                  DECEMBER 31,
                                                                                      2000                        1999
                                                                                   (UNAUDITED)
                                                                                ------------------          ------------------
 ASSETS
 Current assets:
     Cash and cash equivalents                                                    $        10,795             $         9,256
     Short - term investments                                                              39,078                      66,414
     Accounts receivable, less allowance for doubtful accounts of $500 at                   5,766                       3,248
     June 30, 2000 and $150 at December 31, 1999
     Inventory                                                                             10,506                       5,600
     Prepaid and other assets                                                               1,126                       1,738
                                                                                ------------------          ------------------
         Total current assets                                                              67,271                      86,256
                                                                                ------------------          ------------------
 Property and equipment                                                                     3,319                       2,196
     Less: accumulated depreciation and amortization                                        (762)                       (402)
                                                                                ------------------          ------------------
         Property and equipment, net                                                        2,557                       1,794
 Prepaid expenses and deposits                                                              1,144                       1,120
 Goodwill                                                                                   3,550                           0
                                                                                ==================          ==================
         Total assets                                                                 $    74,522                $     89,170
                                                                                ==================          ==================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
 Current portion, notes payable                                                 $             742           $             796
 Current portion, capital leases                                                                5                           5
 Notes payable - Shareholders DVA                                                           1,332                           0
 Accounts payable                                                                           5,198                       2,810
 Accrued expenses                                                                           1,283                         389
 Accrued compensation and benefits                                                          1,926                       1,844
 Other                                                                                         30                          30
                                                                                ------------------          ------------------
         Total current liabilities                                                         10,516                       5,874

Notes payable                                                                                111                         377
 Capital leases                                                                                 4                           7
 Other                                                                                        240                         255
                                                                                ------------------          ------------------
         Total liabilities                                                                 10,871                       6,513
                                                                                ------------------          ------------------
 Stockholders' equity:
 Class A Common Stock, $.01 par value, 50,000,000 shares authorized,                          216                         215
    21,667,154 shares issued and outstanding at June 30, 2000 and
    21,488,456 shares issued and outstanding at December 31, 1999
  Additional paid-in capital                                                              173,204                     170,592
  Warrant for Class A Common Stock                                                          1,911                       1,911
  Accumulated deficit                                                                   (110,902)                    (89,085)
  Unearned stock-based compensation                                                         (778)                       (976)
                                                                                ------------------          ------------------
          Total stockholders' equity                                                       63,651                      82,657
                                                                                ==================          ==================
          Total liabilities and stockholders' equity                               $       74,522              $       89,170
                                                                                ==================          ==================



   The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                              --------------------------------   ------------------------------
                                                                   2000             1999             2000             1999
                                                              ---------------   --------------   -------------    -------------
Revenues                                                         $     3,576       $      741     $     5,150      $     1,290
                                                              ---------------   --------------   -------------    -------------
Costs and expenses:
Cost of revenues                                                       5,249            3,950           9,177            5,783
Engineering and development (excluding depreciation and                3,552            2,434           8,429            4,764
   amortization amounts of $53 and $26 for the three months
   ended June 30, 2000 and 1999,respectively, and $85 and $48 for the six months ended June 30, 2000 and June 30, 1999,
   respectively)
Sales and marketing (excluding depreciation and                        3,695            1,893           6,428            3,248
   amortization amounts of $60 and $29 for the three months
   ended June 30, 2000 and 1999, respectively and $116 and $31 for the six months ended June 30, 2000 and June 30, 1999,
   respectively)
General and administrative (excluding depreciation and                 2,620            1,443           4,534            2,580
   amortization amounts of $36 and $12 for the three months
   ended June 30, 2000 and 1999, respectively and $62 and $23 for the six months ended June 30, 2000 and June 30, 1999,
   respectively)
Depreciation and amortization                                            206               65             321              102
                                                              ---------------   --------------   -------------    -------------
Total costs and expenses                                              15,322            9,785          28,889           16,477

                                                              ---------------   --------------   -------------    -------------
Loss from operations                                                (11,746)          (9,044)        (23,739)         (15,187)
Interest and other income                                                783              986           1,964            1,024
Interest expense                                                          21               76              42              169
                                                              ---------------   --------------   -------------    -------------
Loss before extraordinary item                                      (10,984)          (8,134)        (21,817)         (14,332)
        Extraordinary item - loss on early extinguishment
          of debt                                                          0          (1,019)               0          (1,019)
                                                              ---------------   --------------   -------------    -------------
Net loss                                                            (10,984)          (9,153)        (21,817)         (15,351)
Accretion on preferred stock                                               0            (364)               0          (2,475)
                                                              ---------------   --------------   -------------    -------------
Net loss available to common stockholders                       $   (10,984)     $    (9,517)    $   (21,817)     $   (17,826)
                                                              ===============   ==============   =============    =============
Net loss per common share (basic and diluted) *
        Loss before extraordinary item                          $     (0.51)     $     (0.44)    $     (1.01)     $     (1.18)
        Extraordinary item                                                 0           (0.05)               0           (0.07)
                                                              ---------------   --------------   -------------    -------------
         Net Loss                                               $     (0.51)     $     (0.49)    $     (1.01)     $     (1.25)
                                                              ===============   ==============   =============    =============

Weighted average common shares outstanding - basic and
      diluted                                                     21,589,700       19,313,383      21,558,314       14,235,304
                                                              ===============   ==============   =============    =============

* For purposes of computing net loss per common share amounts, loss before extraordinary item and net loss have been reduced by the accretion on preferred stock.

   The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                          ----------------------------------
                                                                                               2000              1999
                                                                                          ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                                  $     (21,817)       $  (15,351)
  Adjustments to reconcile net loss to cash used in
   operating activities:

   Depreciation and amortization                                                                      263               102
   Bad debt expense                                                                                   350                 0
   Amortization of deferred compensation                                                              198               198
   Amortization of goodwill                                                                            58                 0
   Amortization of debt issue costs                                                                     0               108
   Extraordinary loss on early extinguishment of debt                                                   0             1,019
   Changes in operating assets and liabilities:
            Accounts receivable                                                                    (2,562)             (394)
            Inventories                                                                            (4,906)           (2,219)
            Prepaid and other assets                                                                  614            (1,086)
            Accounts payable                                                                        2,383            (2,029)
            Accrued expenses                                                                          795             1,921
            Accrued compensation and benefits                                                         (28)             (523)
            Other                                                                                     (15)              268
                                                                                          ----------------  ----------------
            Net cash used in operating activities                                                 (24,667)          (17,986)
                                                                                          ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                                              (983)             (609)
   Proceeds from maturities of short-term investments, net                                         27,336           (85,810)
   Net cash acquired - acquisition of DVA                                                              63                 0
   Restricted cash                                                                                      0               240
                                                                                          ----------------  ----------------
           Net cash provided by (used in) investing activities                                     26,416           (86,179)
                                                                                          ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of preferred stock                                                             0             7,672
  Proceeds from issuance of common stock                                                                0           120,750
  Proceeds from exercise of stock options                                                             113                43
  Stock issuance costs                                                                                  0            (9,574)
  Proceeds from notes payable                                                                           0             6,000
  Debt issue costs                                                                                      0              (530)
  Repayments of capital leases and notes payable                                                     (323)           (5,822)
                                                                                          ----------------  ----------------
           Net cash (used in) provided by financing activities                                       (210)          118,539
                                                                                          ----------------  ----------------
Net (decrease) increase in cash                                                                     1,539            14,374
Cash and cash equivalents, beginning of period                                                      9,256               128
                                                                                          ----------------  ----------------
Cash and cash equivalents, end of period                                                  $        10,795   $        14,502
                                                                                          ================  ================
Noncash investing and financing activities:
Issuance of common stock for acquisition of business                                          $     2,500                 0
Issuance of notes payable for acquisition of business                                         $     1,332                 0
Accretion on preferred stock                                                                            0   $         2,475
Issuance of warrants in connection with financing agreements                                            0             1,030

   The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

           (Dollar Amounts are in Thousands, Except per Share Amounts)

                                   (unaudited)

1.       Basis of Presentation.

      The unaudited financial statements of WorldGate Communications, Inc. (the "Company") for the three and six months ended June 30, 2000 and June 30, 1999 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999 and the notes thereto included in the Company's Annual Report on Form 10-K.

      The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not indicative of the results that may be expected for the year ending December 31, 2000.

2.    Recent Accounting Pronouncements.

         On April 3, 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." FIN 44 specifically answers twenty-nine questions on the implementation of APB 25 that were derived from a survey of members of the Emerging Issues Task Force (EITF) and the task force on stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after December 15, 1998. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. Management is currently evaluating the impact, if any, FIN 44 will have on the Company's financial position and results of operation.

      On June 26, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101B which amends the implementation date of SAB 101, "Revenue Recognition" to the three month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Management is currently assessing the impact, if any, the SAB will have on the Company's financial position and results of operations.

3.         Inventories.

      Inventories are summarized as follows:

                                               June 30, 2000                December 31, 1999
                                           ------------------             --------------------

Raw Material                                          $6,171                           $3,046
Work in Progress                                       1,151                              340
Finished Goods                                         3,184                            2,214
                                           ------------------             --------------------
                                                     $10,506                           $5,600
                                           ==================             ====================

      Customers and vendors held $2,128 and $1,710 of the Company's finished goods inventories at June 30, 2000 and December 31, 1999, respectively, for use in system trials and product testing.

4.    Stockholders' Equity.

          STOCK OPTION PLAN

      On May 4, 2000, the Company's Board of Directors increased, subject to stockholder approval, the number of shares of common stock issuable under the Company's 1996 Stock Option Plan to 3,200,000 shares.

          EARNINGS PER SHARE

The following table is a reconciliation of the computation of net loss per common share:

                                                              THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                                             -----------------------------    ------------------------------
                                                                 2000           1999              2000            1999
                                                                 ----           ----              ----            ----
Net loss available to common stockholders:
Loss before extraordinary item                              $    (10,984)   $     (8,134)   $    (21,817)   $    (14,332)
Accretion on preferred stock                                           0            (364)              0          (2,475)
                                                            ------------    ------------    ------------    ------------
Loss available to common stockholders*                           (10,984)         (8,498)        (21,817)        (16,807)
Extraordinary item - loss on early extinguishment of debt              0          (1,019)              0          (1,019)
                                                            ------------    ------------    ------------    ------------
Net Loss available to common stockholders*                  $    (10,984)   $     (9,517)   $    (21,817)   $    (17,826)
                                                            ============    ============    ============    ============
Basic and diluted net loss per common share**:
Weighted average shares outstanding                           21,589,700      19,313,383      21,558,314      14,235,304
                                                            ============    ============    ============    ============
Loss before extraordinary item per share - basic and
diluted                                                     $      (0.51)   $      (0.44)   $      (1.01)   $      (1.18)
Extraordinary item - loss on early extinguishment of debt              0           (0.05)              0           (0.07
                                                            ------------    ------------    ------------    ------------
Net loss per share - basic and diluted                      $      (0.51)   $      (0.49)   $      (1.01)   $      (1.25)
                                                            ============    ============    ============    ============


* Loss and net loss available to common stockholders is the same for purposes of calculating basic and diluted loss per common share

** Basic and diluted loss per common share are equal, since common stock equivalents are not included, as inclusion of such shares would have an antidilutive effect.

5.   Related Party Transactions.

     In 1997, the Company entered into an agreement with a cable operator who is an investor. Revenues recognized from this investor were approximately $1,745 and $213, respectively, for the three months ended June 30, 2000 and June 30, 1999, and $2,411 and $644, respectively, for the six months ended June 30, 2000 and June 30, 1999. Accounts receivable from this investor amounted to approximately $1,883 at June 30, 2000 and $738 at December 31, 1999.

     In 1997 and 1998, the Company entered into agreements with four stockholders to provide the Company with engineering and development support. As a result of these agreements, the Company has expensed approximately $1,336 and $1,338, respectively, for the three months ended June 30, 2000 and June 30, 1999 and $2,781 and $1,718, respectively, for the six months ended June 30, 2000 and June 30, 1999. Accounts payable to these stockholders amounted to $1,138 and $126 at June 30, 2000 and December 31, 1999, respectively. These stockholders are suppliers of technology and components for the Company's products and services. These agreements provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company's engineering efforts. These agreements do not provide for ongoing royalties, purchase provisions, nor for any requirement to provide additional funding to the Company.

6.   Digital Video Arts, Inc. Acquisition

         On April 28, 2000, the Company completed the acquisition of Digital Video Arts, Inc. ("DVA"), a Campbell, California based engineering services operation providing out-sourced product development, with expertise in digital television and 3D graphics. The acquisition was recorded under the purchase method of accounting.

The total purchase consideration of $3,977 consisted of approximately 119,000 shares of Common Stock with a value of $2,500, obligations totaling $1,332, and acquisition costs of $145. The purchase consideration of the acquired assets and assumed liabilities were allocated based on fair values as follows:

   Assets acquired ........................    $   582
   Liabilities assumed ....................       (213)
   Goodwill ...............................      3,608
                                               -------
   Total purchase consideration ...........    $ 3,977
                                               =======

In addition, the purchase agreement between the Company and DVA provides for the payment of contingent consideration in shares of Common Stock in accordance with a specified formula if certain criteria with respect to the retention of the former management and employees of DVA are met over future periods ranging from one to three years. Contingent consideration in shares of Common Stock up to a maximum amount of $4,174 could be payable based on performance criteria associated with the three years ended December 31, 2003. The projected contingent consideration is not currently determinable. Goodwill associated with the DVA acquisition will be amortized on a straight-line basis over ten years.

The pro forma results of operations for DVA for the three and six months ended June 30, 2000 and 1999, were not significant.

7.   Subsequent Events

     On July 24, 2000, the Company entered into multi-year agreements with four cable operators for the digital deployment of the Company's Internet on EVERY TV service to a predetermined number of households. In addition to the deployment agreements, the cable providers agreed to purchase an aggregate of 1,531,211 shares of the Company's common stock yielding aggregate gross proceeds to the Company of $24,500. In addition, these same cable operators can each earn warrants for the purchase of the Company's common stock. These warrants are earned based on additional deployments of the Company's Internet on EVERY TV service to the cable operators' digital cable subscribers.

     Concurrently the Company formed a separate joint venture, TVGateway, LLC, with the same four cable operators. The joint venture will license patented Channel Hyperlinking and Ultra-Thin Client technology from the Company, which can provide the back office infrastructure support necessary to implement interactive advertising and programming for the cable operator's digital set-top boxes. TVGateway will also license Application Launcher technology from the Company that enables multiple applications to be easily interchanged in the digital set-top box. The Company will provide certain administrative services to the joint venture and will account for its investment in the joint venture under the equity method.

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

Results of Operations:

Three and Six Months Ended June 30, 2000 and June 30, 1999

     Revenues. Revenues increased from $741 for the three months ended June 30, 1999, to $3,576 for the three months ended June 30, 2000. Revenues also increased from $1,290 for the six months ended June 30, 1999 to $5,150 for the six months ended June 30, 2000. Substantially all revenues are attributable to the increase in commercial deployments of WorldGate's interactive television service and cable subscribers subscribing to the WorldGate Internet on EVERY TV service. At June 30, 1999 there were 10 commercial deployments and approximately 7,300 participating subscribers. As of June 30, 2000 there were 16 commercial deployments, with approximately 43,000 cable customers subscribing to the WorldGate Service. For the three and six months ended June 30, 2000 revenues were derived primarily from the delivery of headends, keyboards, and related products and services.

     Costs and Expenses.

         Cost of Revenues. Cost of revenues consist primarily of product costs related to initial trials, commercial deployments and WorldGate modules used by the cable operators in deploying the WorldGate Service to be incorporated into the set-top boxes. Cost of revenues for the three and six months ended June 30, 2000 were $5,249 and $9,177, respectively, or approximately 147% and 178% of revenues, respectively, compared to the cost of revenues of $3,950 and $5,783, respectively, or approximately 533% and 448% of revenues, respectively, for the three and six months ended June 30, 1999. This reduction in cost of revenues as a percent of revenues is primarily attributable to the Company's reduction of unit costs, the reduced requirement for WorldGate to supply modules to be incorporated into set-top box deliveries, and additional volume to cover manufacturing overheads.

         Engineering and Development. Engineering and development expenses primarily consist of the cost of design, programming, testing, documentation and support of the Company's hardware, software and services. Engineering and development costs were $3,552 and $8,429, respectively, for the three and six months ended June 30, 2000, an increase of approximately 46% and 77%, respectively, when compared to $2,434 and $4,764, respectively, for the three and six months ended June 30, 1999. The Company anticipates continued increases in expenditures for staff and new and enhanced products, software and services.

         Sales and Marketing. Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments. For the three and six months ended June 30, 2000 sales and marketing expenses were $3,695 and $6,428, respectively. This represented increases of approximately 95% and 98%, respectively, when compared to sales and marketing expenses of $1,893 and $3,248, respectively, for the three and six months ended June 30, 1999. These increases were primarily the result of additional trade show costs of approximately $500 together with increases in marketing and promotional expenditures which the Company anticipates will continue to increase with the anticipated growth in the number of new, and the expansion of existing, commercial deployments. Increased expenditures are also anticipated in the future for advertising and other trade promotional activities.

         General and Administrative. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $2,620 and $4,534, respectively, for the three and six months ended June 30, 2000, an increase of approximately 82% and 76%, respectively, when compared to expenses of $1,443 and $2,580, respectively, for the same periods in 1999. This increase of $1,177 and $1,954, respectively, was primarily due to $99 and $198, respectively, of additional deferred compensation expense related to options previously granted, facility operating costs of $86 and $507, respectively, associated with the Company's relocation to a larger facility in June 1999, additional legal, professional fees and insurance costs of $707 and $808, respectively, and $200 and $350, respectively, covering increases in our reserve for doubtful accounts. The Company anticipates that general and administrative expenses will continue to increase as the Company hires additional personnel to support its expected growth.

         Interest and Other Income and Interest Expense. Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income decreased from $986 for the three months ended June 30, 1999 to $783 for the three months ended June 30, 2000, and increased from $1,024 to $1,964 for the six months ended June 30, 1999 and June 30, 2000, respectively. During the three and six months ended June 30, 1999, the Company earned interest on an average cash balance of approximately $83,000 and $42,000, respectively, and incurred interest expense related to its $6,000 financing and $1,100 equipment financing facility. In comparison, during the three and six months ended June 30, 2000 the Company earned interest on an average cash balance of approximately $57,400 and $64,000, respectively, and incurred interest expense related to its $1,100 equipment financing facility.

         Extraordinary Loss. As a result of the early extinguishment in April 1999 of Notes issued by the Company in March 1999, the Company recognized a loss of $1,019 during the second quarter of 1999, primarily related to the remaining unamortized debt discount balance.

         Income Taxes. The Company has incurred net operating losses since inception and accordingly had no income taxes due and has not recorded any income tax benefit for those losses.

         Liquidity and Capital Resources.

         As of June 30, 2000, the Company's primary source of liquidity consisted of cash and debt instruments that are highly liquid, are of high quality investment grade and have maturities of less than one year.

         At June 30, 2000, the Company had cash and cash equivalents of $10,795 (in addition to $39,078 in short-term investments) as compared to $9,256 (in addition to $66,414 in short-term investments) at December 31, 1999. Net cash used in operations was $24,667 for the six months ended June 30, 2000, as compared to $17,986 used for the same period in 1999. The increase in net cash used for operations was primarily attributable to the Company's increased expenditures in 2000, inventory increases in anticipation of future deliveries, and higher accounts receivable balances due primarily to shipments late in the second quarter.

         Net cash for the six months ended June 30, 2000 was further reduced by $210, reflecting the net impact of the Company's repayment of equipment financing obligations which was partially offset by the proceeds from option exercises. The Company's net use of cash for operating and financing activities as well as capital expenditure requirements was offset by proceeds from the maturity of short-term investments. In comparison, net cash provided from financing activities was $118,539 during the six months ended June 30, 1999, primarily resulting from the Company's initial public offering in April 1999, with net proceeds totaling $111,192. The Company reported net cash used in investing activities during the six months ended June 30, 1999 of $86,179 due primarily to investment of the IPO proceeds in short-term investments.

         In July 2000, the Company entered into agreements with four cable operators regarding the digital deployment of the Company's Internet on EVERY TV service. In connection with such agreements, the cable operators agreed, subject to certain closing conditions, to purchase an aggregate of 1,531,211 shares of the Company's common stock yielding aggregate gross proceeds to the Company of $24,500. In addition, each cable operator can earn warrants to purchase shares of the Company's common stock. The warrants are earned based on additional deployments of the Company's Internet on EVERY TV service to the cable operators' digital cable subscribers.

         On April 3, 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." FIN 44 specifically answers twenty-nine questions on the implementation of APB 25 that were derived from a survey of members of the Emerging Issues Task Force (EITF) and the task force on stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after December 15, 1998. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying the Interpretation are recognized on a prospective basis from July 1, 2000. Management is currently evaluating the impact, if any, FIN 44 will have on the Company's financial position and results of operation.

         On June 26, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101B which amends the implementation date of SAB 101, "Revenue Recognition" to the three month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Management is currently assessing the impact, if any, the SAB will have on the Company's financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure to any one issue, issuer and type of investment.

     As of June 30, 2000, our cash and cash equivalents and short-term investments were $49,873, most of which were debt securities having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the six months ended June 30, 2000 would have decreased by approximately $313. This estimate assumes that the decrease occurred on the first day of 2000 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

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

         On October 6, 1998, Advanced Interactive, Inc. ("AII") filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division, against Matsushita Electric Corporation, Matsushita Electric Industrial Co. Ltd., Sharp Electronics Corp., Sharp Corp., Interactive Channel Technologies, Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba America, Inc., Toshiba Corporation, General Instrument Corporation, Scientific-Atlanta, Inc., ATI Technologies, Inc., ADS Technologies, Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc., and us, alleging that each of the above companies infringed a patent issued to AII. The complaint seeks monetary damages and attorney fees. In our answer filed on December 2, 1998, we denied these allegations and further asserted that the patent in suit was invalid. Subsequently, the defendants have filed a joint motion for partial summary adjudication of claim construction issues. On February 27, 2000 the Court agreed with the claim construction proposed by the defendants and granted defendant's joint motion for partial summary judgement, and entered judgement accordingly. AII has filed an appeal.

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

     The net proceeds of the offering to the Company (after deducting the foregoing expenses associated with such offering) was $111,192. From the effective date of the Registration Statement to June 30, 2000, the net proceeds have been used for the following purposes:

Construction of plant, building and facilities                              $      0
Purchase and installation of machinery and equipment                           2,181
Purchase of real estate                                                            0
Acquisition of other business (including transaction costs)                      145
Repayment of indebtedness                                                      6,486
Working capital                                                               56,850
Temporary investments, including cash and cash equivalents                    10,795



Other purposes (for which at least $100 has been used) including:
  investments, including debt instruments of the United States Government
  and its agencies and in high quality corporate issuers                      34,735
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  NONE

ITEM 5:  OTHER INFORMATION

     In April 2000, the Company acquired Digital Video Art, Inc. ("DVI"), based in Campbell, California, pursuant to a merger agreement (the "Merger Agreement"). DVI is a supplier of custom software engineering services. Its primary business activities are product development, and the design and integration of custom technology solutions. DVI also develops and maintains two products for high-resolution CCD imaging.

     In connection with the acquisition the Company will make payments totaling up to an aggregate of approximately $8.0 million (the "Merger Consideration") to Michael Bruno, the sole stockholder of DVI (the "DVI Stockholder"), and to certain other individuals who held options to acquire shares of DVI (the "DVI Optionholders"). The payments may be made in cash or in shares of the Company common stock at the Company's option. The payments will be made over a period of four years, with the first payment to the DVI Stockholder made in April 2000 and the remaining payments made to the DVI Stockholder and the DVI Optionholders on the first, second and third anniversaries of the closing.

     The aggregate amount of the Merger Consideration is subject to adjustment based upon the continued employment with the Company of the DVI Stockholder and certain software engineers of DVI. If the DVI Stockholder or any DVI Optionholder voluntarily terminates his employment with the Company or is terminated for cause, he will forfeit his unpaid Merger consideration unless certain conditions are met. In addition, the amount of the Merger Consideration payable on the first anniversary will be reduced in the event that less than 15 of the software engineers employed by DVI prior to the acquisition remain employed by the Company at such anniversary.

     In the event that the Company issues shares of common stock as payment, the recipients have been granted the right to demand registration of such shares. Such demand must be received by the Company not less than sixty days prior to the anniversary on which such consideration is payable. In addition, the Company has registered for resale 119,047 shares of common stock issued to the DVI Stockholder on Form S-3 (Registration No. 333-35936).

     The Company has also provided the DVI Stockholder and the DVI Optionholders with a guarantee that the recipient of the Company's common stock as consideration for the acquisition will receive as proceeds from sales of shares during the period that a registration statement remains effective, an amount not less than the amount of consideration owed to such individual pursuant to the Merger Agreement based on the share price immediately prior to the closing or respective anniversary dates of the Merger Agreement, as applicable (the "Guaranteed Consideration"). In the event that the aggregate amount of proceeds received by the individual upon the sale of all of the registered shares is less than the amount of the Guaranteed Consideration paid in registered shares pursuant to the terms of the Merger Agreement, the Company will, at its election, either (i) pay the individual cash or (ii) issue additional shares, in an amount equal to the difference between the proceeds realized by the individual from the sale of the shares registered on such registration statement during the period that the registration statement remains effective and the amount of the Guaranteed Consideration paid in registered shares pursuant to the terms of the Merger Agreement. Shares registered on a registration statement, but not sold during the period that the registration statement remains effective will be valued at the fair market value of the shares on the date of their issuance and such value shall be counted towards the guaranteed amount. The guarantee applies only to shares sold by the DVI Stockholder or the DVI Optionholders during the period that the registration statement remains effective and terminates upon the withdrawal of the registration statement.

     In the event that the DVI Stockholder or DVI Optionholders receive proceeds from the sale of the securities registered on a registration statement during the period that the registration statement remains effective which exceed the amount of Merger Consideration then payable to such individual, the amount of any future payments to such individual pursuant to the Merger Agreement shall be reduced on a dollar for dollar basis.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

     Exhibit Number                 Description
     --------------                 ------------
27.1     Financial Data Schedules

     (b) Reports on Form 8-K.       None.







                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2000

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