Form 10-Q
period 2000-09-30
WORLDGATE COMMUNICATIONS INC
filed 2000-11-13
CIK 1030058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -------------------------

                                    FORM 10-Q

Mark One
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2000.

                                       or

/_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ To ________ .


                        Commission file number: 000-25755


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

As of October 26, 2000, there were 23,280,494 shares of common stock, par value $.01 per share, outstanding.

                         WORLDGATE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE THREE MONTHS AND NINE MONTHS
                            ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.     Financial Statements and Supplementary Data ................ Page  3
Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...................... Page  9
Item 3.     Quantitative and Qualitative Disclosures
              about Market Risk ........................................ Page 11

PART II  OTHER INFORMATION

Item 1.     Legal Proceedings .......................................... Page 12
Item 2.     Changes in Securities and Use of Proceeds .................. Page 12
Item 3.     Defaults upon Senior Securities ............................ Page 13
Item 4.     Submission of Matters to a Vote of Security Holders ........ Page 13
Item 5.     Other Information .......................................... Page 13
Item 6.     Exhibits and Reports on Form 8-K ........................... Page 13

                          PART I. FINANCIAL INFORMATION

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         WORLDGATE COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                2000             1999
                                                                             (UNAUDITED)
                                                                            -------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                 $  28,282       $   9,256
    Short - term investments                                                     25,602          66,414
    Accounts receivable, less allowance for doubtful accounts of $500 at
      September 30, 2000 and $150 at December 31, 1999                            8,528           3,248
    Inventory                                                                    12,218           5,600
    Prepaid and other assets                                                        923           1,738
                                                                              ---------       ---------
      Total current assets                                                       75,553          86,256
                                                                              ---------       ---------
Property and equipment                                                            4,599           2,196
    Less: accumulated depreciation and amortization                                (855)           (402)
                                                                              ---------       ---------
      Property and equipment, net                                                 3,744           1,794
Prepaid expenses and deposits                                                     1,143           1,120
Investment in Unconsolidated Entity                                                 766               0
Goodwill                                                                          3,457               0
                                                                              ---------       ---------
      Total assets                                                            $  84,663       $  89,170
                                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion, notes payable                                                $     499       $     796
Current portion, capital leases                                                       5               5
Notes payable - Shareholders DVA                                                  1,332               0
Accounts payable                                                                  3,074           2,810
Accrued expenses                                                                  1,428             389
Accrued compensation and benefits                                                 2,561           1,844
Contractual obligations related to equity financing                               5,110               0
Other                                                                                30              30
                                                                              ---------       ---------
      Total current liabilities                                                  14,039           5,874
Notes payable                                                                       111             377
Capital leases                                                                        3               7
Other                                                                               233             255
                                                                              ---------       ---------
        Total liabilities                                                        14,386           6,513
                                                                              ---------       ---------
Stockholders' equity:
Class A Common Stock, $.01 par value, 50,000,000 shares authorized,
  23,233,322 shares issued and outstanding at September 30, 2000
  and 21,488,456 shares issued and outstanding at December 31, 1999                 232             215
Additional paid-in capital                                                      192,608         170,592
Warrant for Class A Common Stock                                                  1,911           1,911
Accumulated deficit                                                            (123,795)        (89,085)
Unearned stock-based compensation                                                  (679)           (976)
                                                                              ---------       ---------
         Total stockholders' equity                                              70,277          82,657
                                                                              ---------       ---------
         Total liabilities and stockholders' equity                           $  84,663       $  89,170
                                                                              =========       =========



   The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                                        -------------------------   --------------------------
                                                                           2000           1999          2000           1999
                                                                        -----------   -----------   -----------    -----------
Revenues                                                                $     6,618   $     1,626   $    11,768    $     2,916
                                                                        -----------   -----------   -----------    -----------
Costs and expenses:
Cost of revenues                                                              9,043         4,791        18,220         10,574
Engineering and development (excluding depreciation and
  amortization amounts of $165 and $46 for the three months
  ended September 30, 2000 and 1999, respectively, and $308 and
  $94 for the nine months ended September 30, 2000 and 1999,
  respectively)                                                               4,365         3,664        12,794          8,428
Sales and marketing (excluding depreciation and amortization amounts of $62 and $41 for the three months ended September 30, 2000 and
  1999, respectively and $178 and $72 for the nine months ended
  September 30, 2000 and 1999, respectively)                                  3,356         2,300         9,784          5,548
General and administrative (excluding depreciation and amortization amounts of $55 and $1 for the three months ended September 30,
  2000 and 1999, respectively and $117 and $24 for the nine
  months ended September 30, 2000 and 1999, respectively)                     2,678         1,501         7,212          4,081
Depreciation and amortization                                                   282            88           603            190
                                                                        -----------   -----------   -----------    -----------
Total costs and expenses                                                     19,724        12,344        48,613         28,821
                                                                        -----------   -----------   -----------    -----------
Loss from operations                                                        (13,106)      (10,718)      (36,845)       (25,905)
Interest and other income                                                       714         1,220         2,678          2,244
Interest expense                                                                 17            32            59            201
Loss from Unconsolidated Entity                                                 484             0           484              0
                                                                        -----------   -----------   -----------    -----------
Loss before extraordinary item                                              (12,893)       (9,530)      (34,710)       (23,862)
    Extraordinary item - loss on early extinguishment of debt                     0             0             0         (1,019)
                                                                        -----------   -----------   -----------    -----------
Net loss                                                                    (12,893)       (9,530)      (34,710)       (24,881)
Accretion on preferred stock                                                      0             0             0         (2,475)
                                                                        -----------   -----------   -----------    -----------
Net loss available to common stockholders                               $   (12,893)  $    (9,530)  $   (34,710)   $   (27,356)
                                                                        ===========   ===========   ===========    ===========
Net loss per common share (basic and diluted) *
    Loss before extraordinary item                                      $     (0.57)  $     (0.44)  $     (1.59)   $     (1.58)
    Extraordinary item                                                            0             0             0          (0.06)
                                                                        -----------   -----------   -----------    -----------
    Net Loss                                                            $     (0.57)  $     (0.44)  $     (1.59)   $     (1.64)
                                                                        ===========   ===========   ===========    ===========
Weighted average common shares outstanding -
  basic and diluted                                                      22,462,673    21,439,399    21,893,222     16,663,137
                                                                        ===========   ===========   ===========    ===========

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

                         WORLDGATE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           -------------------------
                                                                             2000             1999
                                                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $ (34,710)      $ (24,881)
  Adjustments to reconcile net loss to cash used in
    operating activities:
         Depreciation and amortization                                           453             190
         Bad debt expense                                                        350               0
         Amortization of deferred compensation                                   296             297
         Amortization of goodwill                                                150               0
         Amortization of debt issue costs                                          0             108
         Loss on the disposition of fixed assets                                   0              20
         Extraordinary loss on early extinguishment of debt                        0           1,019
         Loss from investment in unconsolidated entity                           484               0
         Changes in operating assets and liabilities:
                Accounts receivable                                           (5,324)         (1,421)
                Inventories                                                   (6,618)         (3,263)
                Prepaid and other assets                                         818          (1,698)
                Accounts payable                                                 260            (948)
                Accrued expenses                                                 942           1,134
                Accrued compensation and benefits                                607            (184)
                Other                                                            (23)              0
                                                                           ---------       ---------
             Net cash used in operating activities                           (42,315)        (29,627)
                                                                           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                        (2,361)         (1,088)
  Proceeds from maturities of short-term investments, net                     40,812         (58,427)
  Investment in unconsolidated entity                                         (1,250)              0
  Net cash acquired - acquisition of DVA                                          63               0
  Restricted cash                                                                  0             240
                                                                           ---------       ---------
             Net cash provided by (used in) investing activities              37,264         (59,275)
                                                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                                        0           7,672
  Proceeds from issuance of common stock                                      24,530         120,750
  Proceeds from exercise of stock options                                        114              91
  Stock issuance costs                                                             0          (9,580)
  Proceeds from notes payable                                                      0           6,000
  Debt issue costs                                                                 0            (530)
  Repayments of capital leases and notes payable                                (567)         (5,952)
                                                                           ---------       ---------
             Net cash (used in) provided by financing activities              24,077         118,451
                                                                           ---------       ---------
  Net (decrease) increase in cash                                             19,026          29,549
  Cash and cash equivalents, beginning of period                               9,256             128
                                                                           ---------       ---------
  Cash and cash equivalents, end of period                                 $  28,282       $  29,677
                                                                           =========       =========
  Noncash investing and financing activities:
  Issuance of common stock for acquisition of business                     $   2,500               0
  Issuance of notes payable for acquisition of business                    $   1,332               0
  Establishment of contractual obligation related to equity financing      $   5,110               0
  Accretion on preferred stock                                                     0       $   2,475
  Issuance of warrants in connection with financing agreements                     0           1,030

   The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

           (Dollar Amounts are in Thousands, Except per Share Amounts)
                                   (unaudited)

1.   Basis of Presentation.

     The unaudited financial statements of WorldGate Communications, Inc. (the "Company") for the three and nine months ended September 30, 2000 and September 30, 1999 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999 and the notes thereto included in the Company's Annual Report on Form 10-K.

     The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not indicative of the results that may be expected for the year ending December 31, 2000.

2.   Recent Accounting Pronouncements.

     On April 3, 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." FIN 44 specifically answers twenty-nine questions on the implementation of APB 25 that were derived from a survey of members of the Emerging Issues Task Force (EITF) and the task force on stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after December 15, 1998. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 has not had a material effect on the Company's financial position and results of operations.

     On June 26, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101B which extended the implementation date of SAB 101, "Revenue Recognition" to the three month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Management is currently assessing the impact, if any, SAB 101 will have on the Company's financial position and results of operations.

3.   Inventories.

     Inventories are summarized as follows:

                               September 30, 2000          December 31, 1999
                               -------------------         ------------------
Raw Material                               $5,606                     $3,046
Work in Progress                            2,350                        340
Finished Goods                              4,262                      2,214
                               -------------------         ------------------
                                          $12,218                     $5,600
                               ===================         ==================

     Customers and vendors held $2,069 and $1,710 of the Company's finished goods inventories at September 30, 2000 and December 31, 1999, respectively, for use in system trials and product testing.

4.   Stockholders' Equity.

     STOCK OPTION PLAN

     On May 4, 2000, the Company's Board of Directors increased the number of shares of common stock issuable under the Company's 1996 Stock Option Plan to 3,200,000 shares. The stockholders of the Company approved the increase on October 5, 2000.

     EARNINGS PER SHARE

The following table is a reconciliation of the computation of net loss per common share:

                                                              THREE MONTHS ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                                              --------------------------------    -------------------------------
                                                                  2000              1999               2000             1999
                                                                  ----              ----               ----             ----
Net loss available to common stockholders:
Loss before extraordinary item                                $    (12,893)     $     (9,530)     $    (34,710)     $    (23,862)
Accretion on preferred stock                                             0                 0                 0            (2,475)
                                                              ------------      ------------      ------------      ------------
Loss available to common stockholders*                             (12,893)           (9,530)          (34,710)          (26,337)
Extraordinary item - loss on early extinguishment of debt                0                 0                 0            (1,019)
                                                              ------------      ------------      ------------      ------------
Net Loss available to common stockholders*                    $    (12,893)     $     (9,530)     $    (34,710)     $    (27,356)
                                                              ============      ============      ============      ============
Basic and diluted net loss per common share**:
Weighted average shares outstanding                             22,462,673        21,439,399        21,893,222        16,663,137
                                                              ============      ============      ============      ============
Loss before extraordinary item per share - basic and
  diluted                                                     $      (0.57)     $      (0.44)     $      (1.59)     $      (1.58)
Extraordinary item - loss on early extinguishment of debt                0                 0                 0             (0.06)
                                                              ------------      ------------      ------------      ------------
Net loss per share - basic and diluted                        $      (0.57)     $      (0.44)     $      (1.59)     $      (1.64)
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


5.   Related Party Transactions.

     In 1997, the Company entered into an agreement with a cable operator who is an investor. Revenues recognized from this investor were approximately $2,569 and $119, respectively, for the three months ended September 30, 2000 and September 30, 1999, and $4,980 and $763, respectively, for the nine months ended September 30, 2000 and September 30, 1999. Accounts receivable from this investor amounted to approximately $2,884 at September 30, 2000 and $738 at December 31, 1999.

     In 1997 and 1998, the Company entered into agreements with four stockholders to provide the Company with engineering and development support. As a result of these agreements, the Company has expensed approximately $2,168 and $879, respectively, for the three months ended September 30, 2000 and September 30, 1999 and $5,075 and $2,597, respectively, for the nine months ended September 30, 2000 and September 30, 1999. Accounts payable to these stockholders amounted to $632 and $126 at September 30, 2000 and December 31, 1999, respectively. These stockholders are suppliers of technology and components for the Company's products and services. These agreements provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company's engineering efforts. These agreements do not provide for ongoing royalties, purchase provisions, nor for any requirement to provide additional funding to the Company.

6.   Digital Video Arts, Inc. Acquisition

     On April 28, 2000, the Company completed the acquisition of Digital Video Arts, Inc. ("DVA"), a Campbell, California based engineering services operation providing out-sourced product development, with expertise in digital television and 3D graphics. The acquisition was recorded under the purchase method of accounting.

     The total purchase consideration of $3,977 consisted of approximately 119,000 shares of Common Stock with a value of $2,500, assumption of obligations totaling $1,332, and acquisition costs of $145. The purchase consideration of the acquired assets and assumed liabilities were allocated based on fair values as follows:

     Assets acquired................................................. $     582
     Liabilities assumed.............................................      (213)
     Goodwill........................................................     3,608
                                                                      ---------
     Total purchase consideration.................................... $   3,977
                                                                      =========

     In addition, the purchase agreement between the Company and DVA provides for the payment of contingent consideration in shares of Common Stock in accordance with a specified formula if certain criteria with respect to the retention of the former management and employees of DVA are met over future periods ranging from one to three years. Contingent consideration in shares of Common Stock up to a maximum amount of $4,174 could be payable based on performance criteria associated with the three years ended December 31, 2003. As this contingency becomes determinable it will be expensed. Goodwill associated with the DVA acquisition will be amortized on a straight-line basis over ten years.

     The Company has guaranteed that the consideration for the acquisition will not be less than the amount that was agreed to based on the WorldGate share price immediately prior to the close of the transaction or the respective anniversary dates. In the event the aggregate amount of proceeds received in consideration as part of the DVA acquisition is less than the amount of consideration guaranteed under the terms of the merger agreement, WorldGate is obligated to pay cash or issue additional shares in an amount equal to the difference between the amount of guaranteed consideration and the value of the stock at the date consideration is provided.

     The pro forma results of operations for DVA for the three and nine months ended September 30, 2000 and 1999, were not significant.

7.   TVGateway Joint Venture and Related Cable Operator Agreements

     On July 24, 2000, the Company entered into multi-year agreements with four cable operators for the digital deployment of the Company's Internet on EVERY TV-SM- service to a predetermined number of households. In addition to the deployment agreements, the cable providers purchased an aggregate of 1,531,211 shares of the Company's Common Stock yielding proceeds to the Company of $24,530. These same cable operators were issued warrants to purchase additional shares of Common Stock which will vest at varying rates based on the deployment of the Company's Internet on EVERY TV-SM- service on the MSO's digital cable system.

     Concurrently with the above transaction, the Company formed a separate joint venture, TVGateway, LLC, with the same four cable operators. The Company licensed its patented Channel Hyperlinking and Ultra-Thin Client technology to TVGateway. The licensed technology can provide the infrastructure support necessary to deploy interactive advertising and programming for the cable operator's digital set-top boxes. TVGateway also licensed Application Launcher technology from the Company that enables multiple applications to be easily interchanged in the digital set-top box. The Company is providing certain administrative services to the joint venture on a cost plus management fee basis. For the three months and nine months ended September 30, 2000, charges for such services totaled $1,435. Accounts receivable from TVGateway amounted to $1,435 at September 30, 2000 and there were no open accounts receivable from TVGateway at December 31, 1999. WorldGate is accounting for its investment in the joint venture under the equity method. For the three months and nine months ended September 30, 2000, WorldGate recorded a loss of $484.

     Concurrent with the consummation of the multi-year agreements with four cable operators noted above, the Company entered into a noncancellable supply agreement with the cable operators whereby the Company agreed to supply these cable operators, on a prorata basis, products that pertain to the development and deployment of the WorldGate service. The Company has recorded a liability of $5,110 for the anticipated cost of satisfying this obligation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           (Dollar Amounts are in Thousands, Except per Share Amounts)

                   FORWARD-LOOKING AND CAUTIONARY STATEMENTS.

     We may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate. The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) continued losses, (3) industry competition factors and other uncertainty that a market for the WORLDGATE-SM- Service will develop, (4) challenges associated with cable operators (including, uncertainty that they will offer the WORLDGATE Service, inability to predict the manner in which they will market and price the WORLDGATE Service and existence of potential conflicts of interests and contractual limitations impeding their ability to offer the WORLDGATE Service), (5) challenges associated with cable box manufacturers (including uncertainty that they will support our technology in their cable boxes), (6) challenges with advertisers and television programmers (including uncertainties that they will support our CHANNEL HYPERLINKING-SM- technology), (7) loss of any one of our largest customers, (8) departure of one or more key persons and (9) other risks identified in our filings with the Securities and Exchange Commission. We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.


Results of Operations:

Three and Nine Months Ended September 30, 2000 and September 30, 1999

     Revenues. Revenues increased from $1,626 for the three months ended September 30, 1999, to $6,618 for the three months ended September 30, 2000. Revenues also increased from $2,916 for the nine months ended September 30, 1999 to $11,768 for the nine months ended September 30, 2000. Substantially all revenues are attributable to the increase in commercial deployments of WorldGate's interactive television services. At September 30, 1999 there were 12 commercial deployments and approximately 11,400 cable customers subscribing to the WorldGate Service. As of September 30, 2000 there were 19 commercial deployments, with approximately 68,000 cable customers subscribing to the WorldGate Service. For the three and nine months ended September 30, 2000 revenues were derived primarily from the delivery of headends, keyboards, and related products and services.

     Costs and Expenses.

     Cost of Revenues. Cost of revenues consist primarily of product costs related to initial trials, commercial deployments and WorldGate modules used by the cable operators in deploying the WorldGate Service to be incorporated into the set-top boxes. Cost of revenues for the three and nine months ended September 30, 2000 were $9,043 and $18,220, respectively, or approximately 137% and 155% of revenues, respectively, compared to the cost of revenues of $4,791 and $10,574, respectively, or approximately 295% and 363% of revenues, respectively, for the three and nine months ended September 30, 1999. This reduction in cost of revenues as a percent of revenues is primarily attributable to the Company's reduction of unit costs, the reduced requirement for WorldGate to supply modules to be incorporated into set-top box deliveries, and additional volume to cover manufacturing overheads.

     Engineering and Development. Engineering and development expenses primarily consist of the cost of design, programming, testing, documentation and support of the Company's hardware, software and services. Engineering and development costs were $4,365 and $12,794, respectively, for the three and nine months ended September 30, 2000, an increase of approximately 19% and 52%, respectively, when compared to $3,664 and

$8,428, respectively, for the three and nine months ended September 30, 1999. The Company anticipates continued increases in expenditures for staff and new and enhanced products, software and services.

     Sales and Marketing. Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments. For the three and nine months ended September 30, 2000 sales and marketing expenses were $3,356 and $9,784, respectively. This represented increases of approximately 46% and 76%, respectively, when compared to sales and marketing expenses of $2,300 and $5,548, respectively, for the three and nine months ended September 30, 1999. These increases were primarily the result of additional trade show costs of approximately $400, together with increases in marketing and promotional expenditures which the Company anticipates will continue to increase with the anticipated growth in the number of new, and the expansion of existing, commercial deployments. Increased expenditures are also anticipated in the future for advertising and other trade promotional activities.

     General and Administrative. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $2,678 and $7,212, respectively, for the three and nine months ended September 30, 2000, an increase of approximately 78% and 77%, respectively, when compared to expenses of $1,501 and $4,081, respectively, for the same periods in 1999. This increase of $1,177 and $3,131, respectively, was primarily due to $99 and $297, respectively, of additional deferred compensation expense related to options previously granted, facility operating costs of $349 and $856, respectively, associated with the Company's relocation to a larger facility in June 1999, additional legal, professional fees, travel and insurance costs of $712 and $1,508, respectively, and $350 covering increases in our reserve for doubtful accounts over the nine months ended September 30, 2000. The Company anticipates that general and administrative expenses will continue to increase as the Company hires additional personnel to support its expected growth.

     Interest and Other Income and Interest Expense. Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income decreased from $1,220 for the three months ended September 30, 1999 to $714 for the three months ended September 30, 2000, and increased from $2,244 to $2,678 for the nine months ended September 30, 1999 and September 30, 2000, respectively. During the three and nine months ended September 30, 1999, the Company earned interest on an average cash balance of approximately $95,000 and $60,000, respectively, and incurred interest expense related to its $6,000 financing and $1,100 equipment financing facility. In comparison, during the three and nine months ended September 30, 2000 the Company earned interest on an average cash balance of approximately $51,400 and $60,400, respectively, and incurred interest expense related to its $1,100 equipment financing facility.

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

     Liquidity and Capital Resources.

     As of September 30, 2000, the Company's primary source of liquidity consisted of cash and debt instruments that are highly liquid, are of high quality investment grade and have maturities of less than one year.

     At September 30, 2000, the Company had cash and cash equivalents of $28,282 (in addition to $25,602 in short-term investments) as compared to $9,256 (in addition to $66,414 in short-term investments) at December 31, 1999. Net cash used in operations was $42,315 for the nine months ended September 30, 2000, as compared to $29,627 used for the same period in 1999. The increase in net cash used for operations was primarily attributable to the Company's increased expenditures in 2000, inventory increases in anticipation of future deliveries, and higher accounts receivable balances due primarily to shipments late in the third quarter.

     Net cash for the nine months ended September 30, 2000 was further reduced by $567, reflecting the net impact of the Company's repayment of equipment financing obligations which was partially offset by the proceeds from option exercises. The Company's net use of cash for operating and financing activities as well as capital expenditure requirements was offset by proceeds from the maturity of short-term investments. In comparison, net cash provided from financing activities was $118,451 during the nine months ended September 30, 1999, primarily resulting from the Company's initial public offering in April 1999, with net proceeds totaling $111,192. The Company reported net cash provided by financing activities during the nine months ended September 30, 2000 of $24,077, due primarily to the proceeds received from the issuance of Common Stock. The proceeds were invested in short-term investments.

     In July 2000, the Company entered into agreements with four cable operators regarding the digital deployment of the Company's Internet on EVERY TV-SM- service. In connection with such agreements, on August 15, 2000, the cable operators purchased an aggregate of 1,531,211 shares of the Company's Common Stock yielding proceeds to the Company of $24,530. In addition, the Company issued warrants to the cable operators to purchase additional shares of Common Stock which will vest at varying rates based on the deployment of the Company's Internet on EVERY TV-SM- service on the MSO's digital cable system.

     On April 3, 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." FIN 44 specifically answers twenty-nine questions on the implementation of APB 25 that were derived from a survey of members of the Emerging Issues Task Force (EITF) and the task force on stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after December 15, 1998. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying the Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 has not had a material effect on the Company's financial position and results of operations.

     On June 26, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101B which extended the implementation date of SAB 101, "Revenue Recognition" to the three month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Management is currently assessing the impact, if any, SAB 101 will have on the Company's financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure to any one issue, issuer and type of investment.

     As of September 30, 2000, our cash and cash equivalents and short-term investments were $53,884, most of which were debt securities having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the nine months ended September 30, 2000 would have decreased by approximately $408. This estimate assumes that the decrease occurred on the first day of 2000 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

                           PART II. OTHER INFORMATION

          (Dollars Amounts are in Thousands, Except per Share Amounts)

ITEM 1. LEGAL PROCEEDINGS.

     On May 11, 1998, Interactive Channel Technologies, Inc. and SMI Holdings, Inc., subsidiaries of Source Media, Inc. ("Source"), filed a complaint against us in the U.S. District Court for the District of Delaware, alleging that the WorldGate Service infringes patents issued to Source. The complaint seeks injunctive relief, as well as monetary damages and attorney fees. In our answer filed on June 22, 1998, we have denied these allegations and further asserted that the patents in suit were invalid. In addition we have filed multiple counterclaims against Source asserting that Source misappropriated our confidential information and trade secrets, and intentionally and tortiously interfered with our existing and prospective business relationships, which counterclaims Source moved to dismiss. Source's motion was subsequently denied and discovery is now proceeding. On or about March 6, 2000, Liberate Technologies, LLC, acquired rights in the patents and was substituted as plaintiff.

     On October 6, 1998, Advanced Interactive, Inc. ("AII") filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division, against Matsushita Electric Corporation, Matsushita Electric Industrial Co. Ltd., Sharp Electronics Corp., Sharp Corp., Interactive Channel Technologies, Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba America, Inc., Toshiba Corporation, General Instrument Corporation, Scientific-Atlanta, Inc., ATI Technologies, Inc., ADS Technologies, Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc., and us, alleging that each of the above companies infringed a patent issued to AII. The complaint seeks monetary damages and attorney fees. In our answer filed on December 2, 1998, we denied these allegations and further asserted that the patent in suit was invalid. Subsequently, the defendants have filed a joint motion for partial summary adjudication of claim construction issues. On February 27, 2000 the Court agreed with the claim construction proposed by the defendants and granted defendant's joint motion for partial summary judgement, and entered judgement accordingly. AII filed an appeal, and the appeal is pending.

     In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cash flow of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On August 15, 2000, the Company completed a private placement of an aggregate of 1,531,211 shares of its Common Stock (the "MSO Shares") to four cable operators who are accredited investors (each a "MSO"). The shares were sold for $16.02 per share, resulting in proceeds from the offering of $24,530. The MSOs were also issued warrants (the "MSO Warrants") to purchase in the aggregate up to 1,500,000 additional shares of Common Stock at a per share exercise price of $24.78 and up to 500,000 additional shares of Common Stock at a per share exercise price of $12.39. The MSO Warrants are subject to vesting at varying rates based on the deployment of the Company's Internet on Every TV-SM- Service on the MSOs' digital cable system.

     The MSO Shares and the MSO Warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded to transactions not involving a public offering by Section 4(2) of that Act and Rule 506 thereunder. The MSO Shares issued in the offering have been registered for resale by the MSOs. In addition, the MSO Warrants grant to the MSOs certain "piggyback" and "demand" registration rights. Generally, a "piggyback" registration right allows holders to include their shares of Common Stock in registration statements initiated by the Company or other stockholders and a "demand" registration right allows holders to require the Company to file a registration statement to register their shares of Common Stock.

     On April 15, 1999, the Company's Registration Statement on Form S-1 (Commission file number 333-71997) covering the initial public offering of 5,750,000 shares of our common stock at twenty one dollars ($21.00) per share was declared effective.

     The net proceeds of the offering to the Company (after deducting the foregoing expenses associated with such offering) was $111,192. From the effective date of the Registration Statement to September 30, 2000, the net proceeds have been used for the following purposes:

     Construction of plant, building and facilities                    $      0
     Purchase and installation of machinery and equipment                 3,559
     Purchase of real estate                                                  0
     Acquisition of other business (including transaction costs)            145
     Repayment of indebtedness                                            6,730
     Working capital                                                     52,871
     Temporary investments, including cash and cash equivalents          28,282
     Other purposes (for which at least $100 has been used)
       including: investments, including debt instruments of
       the United States Government and its agencies and in high
       quality corporate issuers                                         19,605
                                                                       --------
                                                                       $111,192

     Except for compensation expenses, all of the foregoing payments were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's common stock; or (iii) affiliates of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  NONE

ITEM 5.  OTHER INFORMATION.  NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     Exhibit Number             Description
     --------------             -----------

         27.1             Financial Data Schedule


     (b) Reports on Form 8-K.

         The Company filed a Report on Form 8-K on July 26, 2000. In Item 5 of the Form 8-K, the Company reported the completion of multi-year agreements with Adelphia Communications Corporation, Comcast Cable Communications, Inc., Cox Communications, Inc., and Charter Communications, Inc. (together, the "MSOs"), for the digital deployment of the WorldGate Internet on EVERY TV-SM- to a predetermined number of households. The Company also reported that the MSOs purchased common stock of the Company and were issued warrants to purchase additional shares. The Company also reported that it has entered into a separate joint venture with the MSOs, called TVGateway-SM-. In Item 7 of the Form 8-K, the Company listed its Press Release, dated July 26, 2000, which announced the above referenced transactions.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                WORLDGATE COMMUNICATIONS, INC.
                                ------------------------------




DATE:  NOVEMBER 9, 2000         By: /s/ Hal M. Krisbergh
                                    -------------------------------------
                                    Hal M. Krisbergh
                                    President and Chief Executive Officer




DATE:  NOVEMBER 9, 2000             /s/ James V. Agnello
                                    -------------------------------------
                                    James V. Agnello
                                    Vice President and Chief Financial Officer