Form 10-K
period 2000-12-31
WORLDGATE COMMUNICATIONS INC
filed 2001-04-02
CIK 1030058

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       COMMISSION FILE NUMBER: 000-25755
                            ------------------------

                         WORLDGATE COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE                                 23-2866697
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)
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

    The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $92.9 million as of March 19, 2001, based on the closing sale price per share of common stock, as quoted on the Nasdaq National Market.

    The number of shares of the registrant's common stock outstanding as of March 19, 2001 was 23,445,765.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     [NONE]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WORLDGATE COMMUNICATIONS, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I
Item 1.   Business....................................................      2
Item 2.   Properties..................................................     12
Item 3.   Legal Proceedings...........................................     12
Item 4.   Submission of Matters to a Vote of Security Holders.........     13

                                    PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder     14
          Matters.....................................................
Item 6.   Selected Financial Data.....................................     15
Item 7.   Management's Discussion and Analysis of Financial Condition      17
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures About Market            30
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................    F-1
Item 9.   Changes in and Disagreements with Accountants on Accounting      31
          and Financial Disclosure....................................

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........     31
Item 11.  Executive Compensation......................................     34
Item 12.  Security Ownership of Certain Beneficial Owners and              41
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............     42

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form     43
          8-K.........................................................

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

                                     PART I

ITEM 1: BUSINESS

    WorldGate Communications, Inc., or sometimes WorldGate or the Company, was incorporated in Delaware in 1996 to succeed to the business of our predecessor, WorldGate Communications, L.L.C., which commenced operations in March 1995. In April 1999, we completed our initial public offering of 5,000,000 shares of our common stock. Our common stock is listed on the NASDAQ National Market and is traded under the symbol "WGAT". Our executive offices are located at 3190 Tremont Avenue, Suite 100, Trevose, Pennsylvania 19053.

OVERVIEW

    We are a leader in providing interactive television products and services to the cable television industry. Interactive television, or ITV, is a rapidly growing sector of the cable television industry, with its focus on deploying services or applications to allow television viewers to interact with programs, advertisements and other content on their television sets. Viewers input information via wireless keyboards or other remote control devices. We offer our customers, the cable operators who want to offer ITV applications to their subscribers, a wide array of ITV applications and related services and products.

    We believe that we are unique in that we can offer cable operators a wide variety of ITV solutions tailored to their needs. Our business strategy, as more fully described below, is designed to take advantage of our unique position. ITV has several components. First, cable operators must create the infrastructure to deploy ITV applications. We design, assemble, install and maintain the equipment and computer software, or systems, necessary to provide these ITV applications. Second, cable operators must have the flexibility to concurrently provide multiple ITV applications, including applications such as interactive program guides, or IPGs, Internet over television services, video on demand and enhanced television, or eTV, products. We provide a platform, called middleware, that works in combination with the set-top boxes currently used by cable operators for television programming to provide these ITV applications. Our middleware is designed as an "open standards" platform, which means it will work with a wide variety of applications, including many of the third party applications that are in existence today. Finally, in addition to our systems and middleware products, we license a variety of our own ITV applications to our cable operator customers.

    Once our cable operator customers have the necessary systems, middleware and applications installed and deployed, we may receive revenue from advertising and television commerce, or t-commerce, in addition to any licensing fees we receive for the use of our technologies. For example, our Internet over television service, the WorldGate(SM) Service, contains advertisements for which we receive revenues. Our products and services also provides cable subscribers with opportunities to execute transactions via their television sets, for which we also receive revenues. We partner with, and share these revenues with, our content providers and cable operator customers, which ensures that our subscribers have a wide variety of viewer-friendly content when using our service. In addition, we provide training and customer support for our cable operator customers. Some of this training, support and maintenance provides additional revenues for us. Finally, we provide a full range of aggregating and reporting functions to help our cable operator customers and content providers manage their interactive offerings.

    Furthermore, we are a partial owner and manager of TVGateway, LLC, a joint venture between us and four of the largest six multiple system operators, or MSOs, in the U.S. This joint venture was formed during 2000 to provide cable
operators with    interactive applications for their digital products, including an IPG. We receive licensing fees from TVGateway for the use of our proprietary technology, and we receive management fees for managing the joint venture.

PRODUCTS AND SERVICES

    We have tailored our business strategy around the diverse variety of services and products described above. Specifically, the core products and services that we have developed and/or are deploying include:

    - WORLDGATE APPLICATION LAUNCHER INTERFACE, OR WALI. WALI is a middleware product that allows multiple ITV applications to run simultaneously on a television set-top box. WALI is based upon our patented "Ultra-Thin Client(SM)" technology, which uses existing cable television architecture to deploy a centralized interactive system. "Ultra-Thin Client" enables us to install, maintain and upgrade our hardware at the cable operator's plant, also called a headend. Because most of our technology is located at the headend, cable subscribers need only use the currently deployed generation of low cost set-top boxes with limited memory and processing resources to offer ITV applications. This significantly reduces the cost of deploying ITV applications. In addition, our Ultra-Thin Client architecture permits upgrades to be made either at the headend or through software downloads to the set-top boxes. This minimizes the need to repair or upgrade these boxes.

    - CABLEWARE 2000(SM). We introduced CableWare 2000 in September of 2000 as the next generation of our field-proven middleware. This product provides an "open standards" middleware platform that enables broad deployment of several ITV applications that can interact with each other in a multitasking environment. In addition, CableWare 2000 provides the opportunity to use our recently introduced Flash-driven interactive overlay technology, which allows networks and cable operators to provide interactive information along with, or over, their broadcasts, so viewers can watch programming and interact with additional content simultaneously.

    - WORLDGATE(SM) SERVICE. Developed as our flagship product and now flanked by a full range of other offerings, the WorldGate Service is still a vital part of our business strategy. The WorldGate Service provides a variety of compelling ITV applications to our cable operator customers. The WorldGate Service operates on both already existing cable set-top boxes, and on more advanced, next-generation set-top boxes. The WorldGate Service works in conjunction with WALI or CableWare 2000, and works seamlessly with the TVGateway IPG. The WorldGate Service includes enhanced television, or eTV, applications such as access to the Internet over television, e-mail, chat as well as interfaces with video on demand applications, or VOD, and a variety of IPGs and other eTV features, including t-commerce.

    - CHANNEL HYPERLINKING(SM). Channel HyperLinking is our patented technology that allows cable subscribers to link directly from television programming and advertising to related content through the press of a single button. This powerful feature supplements the WorldGate Service and/or the TVGateway Service, and has a variety of revenue producing uses for cable operators, broadcasters and advertisers and provides a valuable tool for viewers, who can flip back and forth almost instantly between watching television and the Internet.

DEPLOYMENTS

    As of December 31, 2000, approximately 104,000 subscribers on 35 cable systems in 14 countries around the world subscribe to our products and services. We have installed our technology in over 500 cable system sites. Among our cable operator customers are five of the six largest MSOs in the U.S., including AT&T Broadband, Comcast Cable Communications, Charter Communications, Inc., Cox Communications, Inc. and Adelphia Communications Corp. We believe that we are currently the only provider in the ITV industry that can deploy our services and products over both analog and digital cable platforms.

    In 2000, three cable operators, Charter, Comcast and AT&T, accounted for approximately 49% of our revenues relating to the deployment of our services, or 33%, 8% and 8%, respectively. Domestically, we added significant cable operators to our list of customers in 2000, including AT&T and Blue Ridge Communications. Internationally, our business strategy continues to include a commitment to deploying our services to cable operators around the world. To that end, in 2000 and early 2001 we have added deployments, or have obtained commitments to deploy, with:

    - Telefonica, Peru

    - Cablevision S.A., Mexico

    - Asianet Satellite Systems Ltd, India

    - TeleCable Nacional C por A, Dominican Republic

    - CableVision Monterrey, Mexico

MATERIAL DEVELOPMENTS FOR WORLDGATE IN 2000

    The following is a summary of material developments for us that have occurred since December 31, 1999:

    - ISSUANCE OF NEW PATENTS. On April 11, 2000, the U.S. Patent and Trademark Office issued a third patent to us covering aspects of our Channel HyperLinking(SM) technology and our Ultra-Thin Client(SM) architecture.

    - ACQUISITION OF DIGITAL VIDEO ART, INC. On April 28, 2000, we acquired Digital Video Art, Inc., a Campbell, California based engineering services company providing out-sourced product development, with expertise in digital television and 3D graphics. We believe the acquisition expanded our leadership role in the technical development of interactive television. The newly acquired engineering team, has extensive experience with General Instrument's DCT5000 advanced digital platform and Microsoft's Windows CE. The development and design professionals have joined WorldGate's engineering team, which has been recognized internationally for the creation of its patented Ultra-Thin Client(SM) and Channel HyperLinking(SM) applications that enable WorldGate to deliver its services using the cable television infrastructure.

    - INVESTMENT AND COMMITMENT BY TOP CABLE OPERATORS. On July 24, 2000, we entered into multi-year agreements with Adelphia Communications Corporation, Comcast Cable Communications Inc. and Cox
      Communications, Inc. and agreed to an extension of an existing agreement with Charter Communications, Inc. for the digital deployment of the WorldGate Service. Along with the deployment agreements, these cable operators, purchased $24.5 million of our common stock, and we issued each of them warrants to purchase additional shares of our common stock. These warrants vest based upon the distribution of the WorldGate Service.

    - FORMATION OF TVGATEWAY JOINT VENTURE. Also on July 24, 2000, we entered into a joint venture with the above referenced four cable operators called TVGateway, LLC. TVGateway(SM) has licensed WorldGate's patented Channel HyperLinking(SM) and Ultra-Thin Client(SM)technology from us, which can provide the back office infrastructure support necessary to implement interactive advertising and programming for the partners' digital set-top boxes. The TVGateway joint venture has also licensed the WorldGate Application Launcher Interface, or WALI, middleware through which multiple applications can be easily interchanged in the digital set-top box. We also receive management fees for operating the TVGateway joint venture and provide equipment to the venture.

    - INTRODUCTION OF SIGNIFICANT NEW MIDDLEWARE PRODUCT. On September 13, 2000, we announced CableWare 2000(SM), an open-standards middleware platform designed to address the need to deploy enhanced and interactive TV applications, such as video-on-demand, Internet access, IPGs, and other enhanced TV products, in a multitasking environment on the approximately eight million digital set-top boxes in the market today. Developers of enhanced TV content and advertising that have been targeting next-generation advanced set-top boxes, will now be able to port the majority of those applications to the CableWare 2000 environment on the current generation of digital converters and maintain an integration path to the next generation boxes when they are deployed.

    - CONTRACT WITH AT&T BROADBAND. On November 6, 2000, WorldGate and AT&T Broadband, the nation's largest cable operator, announced that they will deploy WorldGate's interactive services to digital cable set-top boxes. The service will be available to AT&T Digital Cable customers in Cedar Falls and Waterloo, Iowa and Tacoma, Washington using Motorola DCT-2000 set top boxes, remote controls and optional wireless keyboards.

    - INTEGRATION WITH MAJOR VOD PROVIDERS. In 2000, we successfully integrated the WorldGate Service with several of the premiere VOD providers, including SeaChange, DIVA, nCube, and Concurrent. This integration allows us to offer our MSO customers and their subscribers a wide variety of the top video on demand resources.

    - INTRODUCTION OF CONTENT DEVELOPERS PROGRAM. Also in 2000, in recognition of the need to provide subscribers with the best possible interactive experience, we formed our Certified Developer Program, known as the CDP. The CDP gives our content providers access to an array of talented developers trained to design interactive content specifically for the television, and the WorldGate platform. WorldGate's current CDP members are listed below:

ARTiFACT                    ExtendMedia                  Proteus
Beyond Z Interactive Media  Filter Media                 Pushy-Broad
Blue Zone                   Flying Colors Interactive    [+]ITV
CenterSeat                  Intellocity USA              RANDOM/ORDER
Commerce.TV                 MassHysteria                 Respond TV
CYLO                        MetaTV                       Spiderdance
Enlighten                                                Steeplechase
                            Mixed Signals Technologies   Media

WORLDGATE SOLUTION

    Our solution is to provide our cable operator customers with an array of useful, compatible and effective products that allow these customers to deploy a cost effective ITV service to their subscribers. We believe that we are the only company that can provide a complete solution for our customers interested in deploying ITV, backed up with proprietary technology and our commitment to service and support. Our services utilize the proprietary ULTRA-THIN CLIENT network architecture to allow for easy deployment and set-up, central system management and centrally administered upgrades. In the subscriber home, users need only employ a television, a remote control or WorldGate wireless keyboard, and a WorldGate capable digital or advanced analog box--both of which are currently being deployed by cable operators for business reasons largely unrelated to interactive television. We enable subscribers to browse the Web, send and receive e-mail, participate in chat sessions and shop online. We enable cable operators to provide revenue generating t-commerce products and deploy "open standards" IPGs and middleware products that allow them to use competitive products. With features such as our CHANNEL HYPERLINKING technology, the WorldGate Service can integrate the interactivity of the Internet with the television viewing experience. By enabling such enhanced TV applications, including low cost Internet access, integrated Internet/television advertising and t-commerce, we believe that we are pioneering a new mass market.

    All of these interactive applications and solutions are part of the offering we bring to our cable operator partners. To provide enhanced value to our customers, we developed data monitoring and reporting systems, which we collect and aggregate at our Network Operations Center (NOC). Data collected and aggregated covers:

    - Household demographic data;

    - Session start and end time;

    - Web click-stream with time stamps;

    - Channel number and time; and

    - Browser and session logs.

    This set of data can assist advertisers and programmers in creating and adjusting their interactive strategies based on subscriber activities, giving them a powerful tool to help deliver compelling experiences. System monitoring also helps to ensure that the sites most visited by our subscribers are operable on the Service. By using our unique reporting capabilities to give users a superior interactive experience, content providers, as well as cable operators, reap the benefits of added revenue streams and satisfied customers.

    We have conducted some of the first market studies for ITV using these reporting capabilities and other research methods. These studies are invaluable for providing cable operators with the information they need to deliver compelling interactive services to their subscribers and for allowing us to improve our products according to user value and demand.

WORLDGATE BUSINESS MODEL

    We derive revenues from cable operators and e-commerce merchants and advertisers. We expect to enhance these revenue opportunities by implementing the strategies described below.

    REVENUE DERIVED FROM CABLE OPERATORS. In most instances, we sell our headend server equipment and wireless keyboards to cable operators and license the software for our various ITV products, including CableWare 2000 and the WorldGate Service, to cable operators for a monthly subscriber fee. We believe that cable operators will either offer our services to their subscribers as a premium service, requiring subscribers to pay a separate monthly fee for the service, or as a part of a package of services in which the subscriber pays a monthly fee for the entire package. Generally, we receive monthly fees from the cable operators based on the total number of subscribers to our services.

    REVENUE DERIVED FROM E-COMMERCE AND T-COMMERCE MERCHANTS. We have negotiated agreements with companies in the business of selling products and services online and via ITV through which these companies pay for the opportunity to promote their business through portals by sharing a portion of the revenues they are paid or by paying a fixed fee per transaction. Although such revenues are currently not significant we intend to make access to online shopping opportunities both simple and convenient for our subscribers so that we can participate in the rapid growth forecasted for e-commerce and t-commerce.

    REVENUE DERIVED FROM ADVERTISERS. We have space on our various menu pages that is available for banner advertising and other promotions. When subscribers click on these banners, they can be linked quickly to another Web page that gives more detailed information about the subject of the banner ad. Advertisers typically pay fees based on the number of times that their ad is displayed on a page viewed by a subscriber, so as the number of WorldGate subscribers grows, we expect our advertising revenues to grow. We believe we provide advertisers with a particularly attractive opportunity since information derived from the cooperating cable system will permit us to know the general geographic area in which each of our subscribers lives, and in many cases the zip codes and perhaps more extensive demographic information regarding our subscribers if they wish to share that information with us. In order to protect the confidentiality of this information we have designed our system to maintain only encrypted subscriber information and then only on separate computers which are independent of the servers for the WorldGate Service. Having location and other data regarding our subscribers is expected to be valuable because advertisers typically are willing to pay higher advertising fees if they can target their ads based on such information. We expect to share the revenues derived from Internet advertising with cable operators. No meaningful revenue was derived from advertising in 2000.

    Our CHANNEL HYPERLINKING technology will provide one button linking from television and advertising content to a related fully interactive Internet web site. This sort of advertising is "self targeted" because subscribers themselves decide whether they want to get more information. This is in sharp contrast to traditional television advertising that typically includes sending messages to large numbers of viewers on an unsolicited basis. In addition to the value achieved by self-targeting, the value of our CHANNEL HYPERLINKING technology is enhanced by both the availability of demographic information and interactivity. By delivering an interactive experience, we are able to give the subscribers the opportunity to follow a variety of paths to gain extensive information about the subject of interest. The interactivity also allows the subscribers in many cases to purchase a product or service online. With the average cable household being exposed to tens of thousands of television advertisements annually, we believe that there are many opportunities for use of our CHANNEL HYPERLINKING technology.

    Our CHANNEL HYPERLINKING technology business model is based on a revenue split with our cable operator customers and the television networks. We expect revenue to come from advertisers seeking to engage the WorldGate Service subscribers in some form of interactivity while using our CHANNEL HYPERLINKING technology. This business model assumes that interactions will be on a pay-for-performance basis such that advertisers and others will pay us based on the number of "clicks" that occur. No meaningful revenue was derived from this service in 2000.

    REVENUE DERIVED FROM TVGATEWAY JOINT VENTURE. We are the provider of headend equipment for the TVGateway joint venture and receive management fee revenue for managing the venture on behalf of its MSO partners. In 2000, 28% of our revenues were attributable to consulting fees from TVGateway.

BUSINESS STRATEGY

    We offer technology in the form of hardware sales and software licensing; service and support of our business partners; and share revenue streams from interactive advertising and commerce via our technology and services on the television. The principal elements of our business strategy include the following:

    PROVIDE COMPELLING VALUE FOR END-USERS. Unlike other companies who can offer just one of the many pieces that make up interactive television, we enable our subscribers to access an array of ITV applications. Consumers no longer have to subscribe to several different complicated services in order to get the features they want, with WorldGate they can get it in one simple package. The Company's products and services were designed to operate on the widely available existing cable television systems, as well as future set-top technologies, and were developed to provide consumers with an easy to use, cost-effective product. For example, to access the WorldGate SERVICE, a consumer needs only their existing television, a WorldGate enabled digital or advanced analog cable set-top box and a wireless remote or keyboard, with all but the television typically supplied by the cable operator. In addition, WorldGate's CHANNEL HYPERLINKING AND CABLEWARE ETV technology have been designed to offer consumers easy, fast and interactive access to content which is associated with a television program or advertisement they are viewing.

    PROVIDE COMPELLING VALUE FOR CABLE OPERATORS. We believe that cable operators assess the viability of an investment in a new service by considering the cost of initial investment in equipment, service reliability, overall operating and maintenance expenses and the incremental revenue that can be generated by such service. The WorldGate Service can be offered to cable subscribers through the cable operators' existing two-way infrastructure, or its one-way infrastructure using a telephone line. Furthermore, the WorldGate Service has been designed to be deployed with low capital costs for headend equipment as low as $12 per WorldGate subscriber. These systems are also designed to be efficiently upgraded as the cable operator's infrastructure is improved through the deployment of new generation cable boxes or the deployment of cable modem ready plant, i.e. a cable plant that has been upgraded to improve the original transmission quality to permit the use of cable modems, and easily expanded as the number of subscribers grows. There is, however, no need for any costly upgrades to make the plant cable modem ready as a requirement for the WorldGate Service. Accordingly, the WorldGate Service can provide cable operators with the low investment opportunity for immediate incremental revenue streams from subscriber fees and sharing of advertising and online transaction fees.

    PROVIDE COMPELLING VALUE FOR PROGRAMMERS, ADVERTISERS, ADVERTISING AGENCIES AND E-COMMERCE MERCHANTS. Through WorldGate's CHANNEL HYPERLINKING AND CABLEWARE ETV technology, programmers and advertisers may enhance their television content with related Web-based materials by providing their viewers with the ability to interact on a real-time basis with their television programming or advertising. As observed in our deployments with AT&T and Massillon Cable, we are facilitating a market of active subscribers for interactive advertising. Giving consumers the ability to link immediately to an advertiser's Internet site to find more information about the product or to place an order is a valuable user feature and an effective way for advertisers to reach their customers using a new method. We believe this ability increases the value of the program or advertising to the television networks or advertisers, and that as a result, programmers and advertisers will be able to increase their revenues, brand extension and loyalty.

COMPETITION

    The iTV industry is highly competitive in the general categories of applications and middleware. We are likely to encounter significant competition with respect to each of these areas.

    APPLICATIONS

    ITV applications fall into two general categories: enhanced television (eTV) and Internet-based applications. eTV services generally allow the television viewer to access additonal content related to programming or advertising, obtain additional product information and purchase products while watching television. Our primary competition in this area includes Wink Communications, ACTV Inc., and ICTV Inc.

    Internet-based applications include email, chat, online games and web browsing. Various companies are attempting to provide Internet access to cable television consumers through a set-top appliance connected to a television. In some instances this appliance may be a dedicated unit, such as is currently utilized by ICTV and the Interactive Channel, or a cable converter box, such as that utilized by the

WorldGate Service. The use of a dedicated unit adds incremental costs which are not present when the service is offered directly over a cable box. Generally, these solutions are cable-based and do not use the telephone infrastructure, thus mitigating bandwidth constraints. To our knowledge, none of WorldGate's competitors have been successful at commercially deploying Internet applications through the cable infrastructure. However, several companies are attempting to develop these applications, and accordingly we believe that our major competitors in the Internet over television category will be ICTV, Microsoft, Liberate and OpenTV.

    MIDDLEWARE

    Several companies are attempting to leverage the use of their platforms to obtain greater distribution for their ITV applications. For example, our competitors, Liberate Technologies, Microsoft Corporation and OpenTV are developing middleware products that compete with our CableWare 2000 middleware. We believe that middleware vendors are pursuing a business strategy based on the premise that once a cable operator adopts their middleware platform, that cable company would be more likely to use their applications as well. Therefore, if our competition is more successful than we are in marketing and deploying our middleware on a large scale, and their business strategy is validated, we may find it more difficult to deploy our applications on a large scale.

    OTHER

    We will also experience competition from providers of other eTV applications. Two examples are the providers of video-on-demand, or VOD, and personal video recording, or PVR. VOD allows television viewer to order movies or television programs when they want them and PVR lets viewers pause, rewind, and replay broadcasts of television programming, as well as record programs. While these personalized television services do not compete directly with the WorldGate's products, they may compete for "space" within the cable set-top box. WorldGate has attempted to mitigate this form of competition by integrating its software with the software provided by four of the leading providers of VOD technology, including Concurrent Computer Corporation, Diva, nCube, and SeaChange. Additional forms of consumer interactivity include the following methods of accessing Internet content:

    - telephone access through a personal computer,

    - telephone access through a television,

    - cable access through a personal computer, and

    - cable access through a television.

    While these various methods of Internet access and types of services offered may be construed as competitive, they may also be complementary. Household members may prefer to use different methods of Internet service/access based on availability and their intended business or leisure use. Currently, the majority of Internet users utilize a personal computer and a modem to access the Internet over a telephone line through a connection to an Internet service provider, such as America Online and Mindspring. We believe that this mode of Internet access may be limited by the technological complexity and obsolescence issues usually associated with a personal computer, bandwidth constraints which may result in significant dial-up connection times and delays, and the expense, including the investment in a personal computer, ISP monthly fees, and possible telephone access charges. Recent advancements within telephone systems may mitigate some of the delays associated with bandwidth constraints. Recently, Integrated Services Digital Network, or ISDN, and Digital Subscriber Line, or DSL, technologies enable high-speed data transmission speeds over specially conditioned telephone lines. The regional bell operating companies, some in conjunction with AOL, and many of the competitive local exchange carriers offer high-speed telephone access through a personal computer.

    Set-top appliances, such as those provided by Microsoft's Ultimate TV, have been introduced to provide Internet access through telephone lines to a television without requiring a personal computer. WorldGate believes that this mode of Internet access may be limited by the need to purchase a dedicated or "single-purpose" set-top appliance, which adds expense and carries obsolescence risk, telephone bandwidth constraints and monthly subscription fees.

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

TECHNOLOGY

    Our technology can be classified under three major product lines:

    - CableWare 2000 Middleware

    - Ultra-Thin Client Internet web browser

    - Enhanced TV

CABLEWARE 2000(SM) MIDDLEWARE

    Middleware has become an important new category of product offering for cable operators. Middleware consists of a software layer that allows easier integration of new applications and content services. Ideal middleware would enable application developers to write highly sophisticated applications for the set-top box that seamlessly communicate and interact with other applications. This middleware would also include a presentation engine that would allow content developers to easily offer simple applications, such as stock tickers, without having the cost and schedule burden of engaging professional computer programmers. All of this needs to be implemented in a manner efficient enough to run on low-end set-top boxes, but also needs to include the sophisticated facilities necessary to get the most from advanced set-tops.

    Our CableWare 2000 middleware is being designed to meet these disparate goals. CableWare includes a sophisticated software interface layer that enables coexistence and communication of multiple native set-top applications. It also includes an advanced presentation engine that allows artists and content developers to create compelling content for the platform. Additionally, CableWare 2000 provides a Java facility.

ULTRA-THIN CLIENT INTERNET WEB BROWSER

    WorldGate's patented ULTRA-THIN CLIENT(SM) platform allows substantially all client-related processing to be performed at the cable headend. This platform is comprised of three primary components:

    - Servers are located at the cable headend;

    - A WorldGate enabled digital or advanced analog cable box; and

    - A remote control and/or optional wireless infrared keyboard

    There are typically two servers located at the cable headend. One server manages all information traveling to and from this server to the Internet. This server also manages individual Internet sessions, processes data for presentation on the television screen, and manages the Web browsing client. The second server manages real-time communications from the cable headend to a subscriber's cable box. This server acts as a bi-directional router for data on a cable network. These servers:

    - Are based on a multi-processor architecture

    - Can be accessed remotely by WorldGate for performance monitoring and software upgrades

    - Are configured such that typical full screen refresh times are:

       - Five seconds or less on an analog platform

       - One thirtieth ( 1/30( th)) of a second on a digital platform

    General Web surfing is provided by our browser technology using high performance server headend systems. The WorldGate Service browser currently supports HTML Version 3.2, HTTP Version 1.0 and 1.1, HTML Frames, Image formats such as GIF Animations, JPEG, and XBM formats. We believe we are the only company that supports a full Java implementation offering on a set-top platform. Java is used for such applications as chat and instant messaging. The WorldGate platform supports JavaScript that is compatible with the Netscape browser.

    ENHANCED TV

    ETV services generally allow the television viewer to obtain more information or request products while watching television. One feature of our eTV services is our patented CHANNEL HYPERLINKING technology. This technology interactivity links a television viewer with enhanced information or other content related to the advertisement and/or programming being viewed. When a cable television subscriber makes a CHANNEL HYPERLINKING request, the subscriber's cable box sends a signal to the cable headend indicating the channel and program information of the program the subscriber is viewing. This information is then matched with the corresponding Web address for the program, which has been stored at a cable headend database. The subscriber is then linked to the corresponding Web site for full Internet interactivity. This entire process occurs within seconds.

INTELLECTUAL PROPERTY

    WorldGate regards its technology as proprietary, and relies on a combination of patents, copyrights, trademarks, trade secret laws, contractual restrictions, restrictions on disclosure and other methods to establish and protect our technology and proprietary rights and information. WorldGate has filed patent applications in the United States and internationally covering aspects of its real-time, two-way interactive systems, including its ULTRA-THIN CLIENT architecture, centralized data processing, communications schemes, CHANNEL HYPERLINKING technology and other aspects of its interactive television products.

    We have devoted significant attention to our research and development efforts that have already been recognized by the issuance of six patents worldwide containing over 300 claims collectively. In addition, we currently have over 50 applications pending containing over 1,700 claims collectively. Our intellectual property covers numerous facets of interactive television, enhanced television and interactive advertising applications, including systems and techniques for the transmission, retrieval, display and means of navigating through interactive information. In particular, we have received significant intellectual property coverage for our pioneering work in developing ultra-thin client solutions for the cable industry. Given the breadth and pioneering nature of our efforts, we continue to enhance our position as the worldwide leader in the interactive television marketplace. In addition, we have built upon these achievements and our industry leading ability to manage transmission bandwidth and client resources in the home to develop efficient and effective, standards based middleware solutions that are capable of operating within the low resource current generation set-tops while being migratable to the more powerful set-tops being introduced.

BACKLOG

    The Company typically delivers ordered equipment to customers within a few days of receiving such orders. We do not generally maintain a material amount of orders in backlog.

RESEARCH AND DEVELOPMENT

    To date, engineering and development has been, and continues to be, a significant focus of WorldGate. Development of the WorldGate Service has required combining technical experience and knowledge from two historically separate industries, the Internet and cable. The principal elements of WorldGate's engineering and development activities during 2000 were enhancing our existing Ultra-Thin Client(SM) technology and developing the CableWare 2000(SM) middleware technology. Our engineering and development expenditures were approximately $9,684,000; 12,440,000; and $17,560,000 for the years ended December 31, 1998, 1999, and 2000, respectively. The expenditures in 2000 excludes $4,174,000 of compensation expense related to the acquisition of Digital Video Art, Inc. See Note 11 to our financial statements for the year ended December 31, 2000 for a further discussion of our acquisition of Digital Video Art, Inc.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
  SALES

                                                   1998       1999       2000
                                                 --------   --------   --------
United States
  Sales to Domestic Customers..................  $    845   $  3,744   $ 17,466
  Operating Loss...............................   (27,444)   (37,720)   (51,837)
  Identifiable Assets..........................     5,621     89,170     74,841
  Export Sales*................................       177      1,850      1,775

------------------------

*   Contracts and orders are denominated in U.S. dollars

EMPLOYEES

    As of December 31, 2000, on a consolidated basis, we had approximately 300 full-time employees. All of our employees are located in Trevose, Pennsylvania, except for seventeen employees located at our offices in Campbell, California and an aggregate of seven sales people located in Colorado, Florida and New York. None of our employees are represented by a labor union, and we have no collective bargaining agreement. We consider our employee relations to be good.

ITEM 2. PROPERTIES.

    Our corporate headquarters is located in Trevose, Pennsylvania in a leased facility consisting of approximately 72,000 square feet. The lease for this space will expire in June 2009, with an option to extend for an additional
10 years.

ITEM 3. LEGAL PROCEEDINGS.

    On May 11, 1998, Interactive Channel Technologies, Inc. and SMI
Holdings, Inc., subsidiaries of Source Media, Inc. ("Source"), filed a complaint against us in the U.S. District Court for the District of Delaware, alleging that the WorldGate Service infringes patents issued to Source. The complaint sought injunctive relief, as well as monetary damages and attorney fees. In our answer filed on June 22, 1998, we denied these allegations and further asserted that the patents in suit were invalid. In addition we filed multiple counterclaims against Source asserting that Source misappropriated our confidential information and trade secrets, and intentionally and tortiously interfered with our existing and prospective business relationships, which counterclaims Source moved to dismiss. Source's motion was denied. On or about March, 6, 2000, Liberate Technologies, LLC, acquired rights in the alleged infringed-upon patents from Source, and Liberate was substituted as plaintiff. In January 2001, a settlement agreement was executed resolving all claims in the litigation. On March 1, 2001, we filed with the court a motion to enforce the terms of the settlement agreement. On March 19, 2001, the court granted our motion and enforced the settlement agreement, which will result in the dismissal of all claims with prejudice. We have previously stated our belief that the ultimate resolution of this matter would not have a material effect on our consolidated financial position, operations or cash flow of the Company, and the settlement agreement enforced by the court is consistent with that position.

    On October 6, 1998, Advanced Interactive, Inc. ("AII") filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division, against Matsushita Electric Corporation, Matsushita Electric Industrial
Co. Ltd., Sharp Electronics Corp., Sharp Corp., Interactive Channel Technologies, Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba America, Inc., Toshiba Corporation, General Instrument Corporation, Scientific-Atlanta, Inc., ATI Technologies, Inc., ADS Technologies, Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc., and us, alleging that each of the above companies infringed a patent issued to AII. The complaint seeks monetary damages and attorney fees. In our answer filed on December 2, 1998, we denied these allegations and further asserted that the patent in suit was invalid. Subsequently, the defendants have filed a joint motion for partial summary adjudication of claim construction issues. On February 27, 2000 the Court agreed with the claim construction proposed by the defendants and granted defendant's joint motion for partial summary judgement, and entered judgement accordingly. AII filed an appeal, and the appeal is pending. In the opinion of management, the ultimate resolution of this matter will not have a material effect on the consolidated financial position, operations or cash flow of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    WorldGate held its Annual Meeting of Shareholders on October 5, 2000. At this meeting, the shareholders voted in favor of the following items listed in the Proxy Statement dated October 5, 2000:

    (1) Election of Directors

NOMINEE                                                   FOR       WITHHELD
-------                                                ----------   ---------
Thomas G. Baxter.....................................  19,792,048     34,475
Alan Gerry...........................................  19,791,970     34,553
Marcia J. Hooper*....................................  19,793,108     33,415
Clarence L. Irving, Jr...............................  19,789,098     37,425
Hal M. Krisbergh.....................................  19,142,846    683,677
David E. Wachob......................................  19,800,926     25,597
Ronald A. Walter.....................................  19,789,898     36,625

------------------------

*   Ms. Hooper resigned in November 2000.

    (2) Proposal to Approve an Amendment to Our 1996 Stock Option Plan to increase the number of shares of common stock authorized to be issued under the
Plan:

   FOR        AGAINST    ABSTAIN
----------   ---------   --------
11,542,257   1,430,150    33,678

    (3) Ratification of the selection of PricewaterhouseCoopers LLP as our Independent Auditors for the year ending December 31, 2000:

   FOR        AGAINST    ABSTAIN
----------   ---------   --------
19,797,155      13,744    13,625

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock, $0.01 par value, has been traded on the Nasdaq National Market under the symbol "WGAT" since our initial public offering in April 15, 1999. The following table shows the high and low closing sales price as reported by the Nasdaq National Market for each quarter since we have been public.

                                                                HIGH       LOW
                                                              --------   --------
YEAR ENDED DECEMBER 31, 1999
  Second Quarter (from the date of our initial public
    offering, April 15, 1999)...............................   $51.25     $23.75
  Third Quarter.............................................    51.31      21.25
  Fourth Quarter............................................    48.00      19.88
YEAR ENDED DECEMBER 31, 2000
  First Quarter.............................................    45.00      25.50
  Second Quarter............................................    27.88      13.63
  Third Quarter.............................................    29.44      17.38
  Fourth Quarter............................................    25.00       3.69
YEAR ENDED DECEMBER 31, 2001
  First Quarter (through March 19, 2001)....................    10.00       4.00

    On March 19, 2001, the last reported sale price of our common stock as reported on the Nasdaq National Market was $5.75 per share.

    As of March 19, 2001, we had 355 holders of record of our common stock.

DIVIDENDS

    We have never paid or declared any cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

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

(3) On August 15, 2000, we completed a private placement of an aggregate of 1,531,211 shares of our common stock (the "MSO Shares") to four cable operators who are accredited investors (each a "MSO"). The shares were sold for $16.02 per share, resulting in proceeds from the offering of $24.5 million. The MSOs were also issued warrants (the "MSO Warrants") to purchase in the aggregate up to 1,500,000 additional shares of common stock at a per share exercise price of $24.78 and up to 500,000 additional shares of common stock at a per share exercise price of $12.39. The MSO Warrants are subject to vesting at varying rates based on the deployment of the Company's Internet TV service on the MSOs' digital cable system.

    The MSO Shares and the MSO Warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded to transactions not involving a public offering by Section 4(2) of that Act and Rule 506 thereunder. The MSO Shares issued in the offering have been registered for resale by the MSOs. In addition, the MSO Warrants grant to the MSOs certain "piggyback" and "demand" registration rights. Generally, a "piggyback" registration right allows holders to include their shares of common stock in registration statements we or other stockholders initiate and a "demand" registration right allows holders to require us to file a registration statement to register their shares of common stock.

(4) In November 2000, we entered into a deployment agreement with AT&T Broadband to deploy our interactive services to AT&T digital customers in Cedar Falls and Waterloo, Iowa and Tacoma, Washington. As part of this agreement, we issued warrants to AT&T to purchase up to 1,000,000 shares of our common stock at a per share exercise price of $16.02. The warrants are subject to vesting at varying rates based on the deployment of our Internet TV service on AT&T's digital cable systems.

    The AT&T warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded to transactions not involving a public offering by Section 4(2) of that Act and Rule 506 thereunder. The warrants grant to AT&T certain demand registration rights.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

    On April 15, 1999, our Registration Statement on Form S-1 (Commission file number 333-71997) covering the initial public offering of 5,000,000 shares of our common stock at twenty one dollars ($21.00) per share was declared effective.

    The net proceeds of the offering to the Company (after deducting the foregoing expenses associated with such offering) was $111,192,000. From the effective date of the Registration Statement to December 31, 2000, the net proceeds have been used for the following purposes:

Purchase and installation of machinery and equipment........  $  3,565,000
Acquisition of other business (including transaction
  costs)....................................................       145,000
Repayment of indebtedness...................................     6,927,000
Working capital.............................................    54,538,000
Temporary investments, including cash and cash
  equivalents...............................................    20,415,000
Other purposes (for which at least $100 has been used)
  including: investments, including debt instruments of the
  United States Government and its agencies and in high
  quality corporate issuers.................................    25,602,000
                                                              ------------
                                                              $111,192,000
                                                              ============

    Except for compensation expenses, all of the foregoing payments were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's common stock; or (iii) affiliates of the Company

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected financial information for each of the years ended December 31, 2000, December 31, 1999, December 31, 1998, December 31, 1997 and December 31, 1996 are derived from our audited financial statements. You should read the following information in conjunction with our financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                       YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------
                                      1996         1997         1998         1999          2000
                                   ----------   ----------   ----------   -----------   -----------
                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Statement of operations data:
Revenues
  Product revenues...............  $       --   $      141   $    1,022   $     5,594   $    13,428
  Consulting revenues............          --           --           --            --         5,813
    Total Costs and expenses.....          --          141        1,022         5,594        19,241
Costs and expenses:
  Cost of product revenues.......          --        1,530        9,919        15,593        20,314
  Cost of consulting revenues....          --           --           --            --         4,849
  Engineering and development....       1,408        6,981        9,684        12,440        21,734
  Sales and marketing............         428        3,623        5,157         8,719        12,779
  General and administrative.....       1,093        2,432        3,587         6,270        10,507
  Depreciation and
    amortization.................                       22          119           292           895
                                   ----------   ----------   ----------   -----------   -----------
    Total costs and expenses.....       2,929       14,588       28,466        43,314        71,078
Loss from operations.............      (2,929)     (14,447)     (27,444)      (37,720)      (51,837)
Other income, net................           8          423          423         3,319         3,562
Interest expense.................          (2)         (17)        (101)         (230)          (72)
Loss from unconsolidated
  entity.........................          --           --           --            --         1,250
Loss before extraordinary item...      (2,923)     (14,041)     (27,122)      (34,631)      (49,597)
Extraordinary
  item--extinguishment of debt...                       --           --        (1,019)           --
Net loss.........................      (2,923)     (14,041)     (27,122)      (35,650)      (49,597)
Accretion on preferred stock.....         (75)      (2,436)      (6,145)       (2,475)           --
Net loss available to common
  Stockholders...................  $   (2,998)  $  (16,477)  $  (33,267)  $   (38,125)  $   (49,597)
                                   ==========   ==========   ==========   ===========   ===========
Basic and diluted net loss per
  common share:(1)
  Loss before extraordinary
    item.........................  $    (0.33)  $    (1.81)  $    (3.66)  $     (2.07)  $     (2.23)
  Extraordinary item.............                       --           --          (.06)           --
    Net loss.....................  $    (0.33)  $    (1.81)  $    (3.66)  $     (2.13)  $     (2.23)
                                   ==========   ==========   ==========   ===========   ===========
Weighted average common stock
  Outstanding--basic and
  diluted........................   9,100,801    9,100,801    9,100,801    17,869,827    22,246,143
                                   ==========   ==========   ==========   ===========   ===========
Balance sheet data:
Cash and cash equivalents,
  restricted cash And short term
  equivalents....................  $    7,574   $   17,318   $      368   $    75,670   $    46,505
Total assets.....................       7,583       18,412        5,621        89,170        74,841
Long-term obligations, including
  current Portion................                      591        1,128         1,185           421
Total mandatory redeemable
  preferred stock................       8,571       34,366       49,276            --            --
Warrant for mandatory redeemable
  preferred Stock................                      881          881            --            --
Total stockholders' equity
  (deficit)......................      (1,451)     (19,177)     (52,240)       82,657        55,781
Other data:
Common shares outstanding........   9,100,801    9,100,801    9,100,801    21,488,456    23,308,196

------------------------

(1) For purposes of computing the net loss per common share before extraordinary item, loss before extraordinary item has been reduced by the accretion on preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                   FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    We may from time to time make written or oral forward-looking statements, including those contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations. In order to take advantage of the "safe harbor" provisions of the private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate. The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) continued losses, (3) industry competition factors and other uncertainty that a market for the WorldGate(SM) Service will develop, (4) challenges associated with cable operators (including, uncertainty that they will offer the WorldGate Service, inability to predict the manner in which they will market and price the WorldGate Service and existence of potential conflicts of interests and contractual limitations impeding their ability to offer the WorldGate Service), (5) challenges associated with cable box manufacturers (including uncertainty that they will support our technology in their cable boxes), (6) challenges with advertisers and television programmers (including uncertainties that they will support our CHANNEL HYPERLINKING technology), (7) loss of any one of our largest customers,
(8) departure of one or more key persons, (9) rapid technological change could render our services obsolete, (10) Company liability associated with information retrieved and replicated on the Internet and e-commerce transaction,
(11) uncertainty in obtaining necessary additional capital to fund future operations, (12) pending intellectual property claims against us could be costly and result in the loss of significant rights, (13) other risks identified in filings with the Securities and Exchange Commission. We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.

RESULTS OF OPERATIONS:

2000 VERSUS 1999

    REVENUES.

    Revenues increased from $5,594,000 for the year ended December 31, 1999 to $19,241,000 for the year ended December 31, 2000. Seventy percent of all revenues were attributable to the commercial deployments of WorldGate's interactive television products and services and cable subscribers subscribing to these services as of December 31, 2000. At December 31, 1999 there were 14 commercial deployments and 15,000 participating subscribers. At December 31, 2000 there were 35 commercial deployments and 10 trials expected to result in deployments, with approximately 104,000 cable customers subscribing to our interactive TV products. Thirty percent of all revenues in 2000 were attributable to consulting fees with TVGateway, an unconsolidated entity. See
Note 10 to our financial statements for the year ended December 31, 2000 for further discussion of our relationship with TVGateway.

    Costs and Expenses.

    COST OF REVENUES. Cost of revenues consists primarily of product costs, related to initial trials, commercial deployments and WorldGate modules to be incorporated into set-top boxes, and consulting revenue costs, related primarily to TVGateway revenues for engineering and administration services we incurred. Product costs of revenues for the years ended December 31, 2000 and 1999 were $20,314,000 and $15,593,000, respectively, or approximately 151% and 279%, respectively, of product revenues. Consulting cost of revenues for the year ended December 31, 2000 were $4,849,000 or approximately

83% of consulting revenues. There were no consulting revenues or cost of revenues in 1999. This reduction in the product cost of revenues as a percent of revenues is primarily attributable to our reduction of unit costs and the reduced requirement for the WorldGate modules to be incorporated into set-top box deliveries.

    ENGINEERING AND DEVELOPMENT. Engineering and development expenses primarily consist of compensation of employees, cost of design and programming, testing, documentation and support of our hardware, software and services. Engineering and development costs were $21,734,000 and $12,440,000, respectively, for the years ended December 31, 2000 and 1999. Staff increases accounted for approximately $2,400,000 of this increase along with $7,300,000 of costs incurred in 2000 relating to our acquisition of Digital Video Art, Inc. on April 28, 2000 and its operation from that date. Digital Video Art, Inc. is an engineering development firm in Campbell, California.

    SALES AND MARKETING. Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to support our domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments. For the years ended December 31, 2000 and 1999, sales and marketing expenses were $12,779,000 and $8,719,000. The increase of approximately 47% was primarily the result of additional trade show costs of approximately $500,000 and increases in staff, travel and marketing and promotional expenditures of approximately $3,300,000 for our growth in system deployments.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $10,507,000 and $6,270,000, respectively, for the years ended December 31, 2000 and 1999. This increase of approximately 68% was primarily due to $396,000 of additional deferred compensation expense related to options previously granted, and $2,300,000 of additional legal, consulting, travel, facility and insurance costs incurred during the year ended December 31, 2000. Additionally, we recorded an increase in our reserve for doubtful accounts receivable of $1,300,000 for the year ended December 31, 2000.

    In response to the general economic slow-down in the United States, management will continue to monitor business growth and development and to adjust expenses as appropriate.

    INTEREST AND OTHER INCOME AND INTEREST EXPENSE. Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income increased from $3,319,000 for the year ended December 31, 1999, to $3,562,000 for the year ended December 31, 2000. During 1999 we earned interest on an average cash balance of approximately $54,000,000, primarily as a result of the net proceeds received of $111,192,000 from our initial public offering ("IPO") in April 1999, and incurred interest expense related to our $6,000,000 financing and $1,100,000 equipment financing facility. In comparison, during the year ended December 31, 2000, we earned interest on an average cash balance of $57,755,000, primarily from the net proceeds received from our IPO and the proceeds of $24,530,000 from the sale of our common stock in July 2000.

    INCOME TAXES. We have incurred net operating losses since inception and accordingly had no income taxes due and have not recorded any income tax benefit for those losses.

1999 VERSUS 1998

    REVENUES.

    Revenues increased from $1,022,000 for the year ended December 31, 1998 to $5,594,000 for the year ended December 31, 1999. Substantially all our revenues continue to be attributable to the increase in commercial deployments of the WorldGate Service and cable subscribers subscribing to the WorldGate Service as of December 31, 1999. At December 31, 1998 there were three commercial deployments and 1,200 participating subscribers. At December 31, 1999 there were 14 commercial deployments, with approximately 15,000 cable customers subscribing to the WorldGate Service. For the year ended December 31, 1999, revenues consisted primarily of sales of headends, keyboards and related products.

    COSTS AND EXPENSES

    COST OF REVENUES. Cost of revenues consists primarily of product costs related to initial trials, commercial deployments and WorldGate modules to be incorporated into set-top boxes. Costs of Revenues for the years ended
December 31, 1999 and 1998 were $15,593,000 and $9,919,000, respectively, or approximately 279% and 971%, respectively, of revenues. This reduction in the costs of revenues as a percent of revenues is primarily attributable to the Company's reduction of unit costs and the reduced requirement for the WorldGate modules to be incorporated into set-top box deliveries.

    ENGINEERING AND DEVELOPMENT. Engineering and development expenses primarily consist of compensation of employees, cost of design and programming, testing, documentation and support of our hardware, software and services. Engineering and development costs were $12,440,000 and $9,684,000, respectively, for the years ended December 31, 1999 and 1998.

    SALES AND MARKETING. Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments. For the years ended December 31, 1999 and 1998, sales and marketing expenses were $8,719,000 and $5,157,000, respectively. The increase of approximately 69% was primarily the result of additional trade show costs of approximately $1,200,000 and increases in marketing and promotional expenditures.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $6,270,000 and $3,587,000, respectively, for the years ended December 31, 1999 and 1998. This increase of approximately 75% was primarily due to a $273,000 placement fee for financing obtained in March 1999, $277,000 of additional deferred compensation expense related to options previously granted, moving costs of $269,000 associated with our relocation to larger facilities in June 1999 and $1,300,000 of additional legal, consulting, facility and insurance costs incurred during the year ended December 31, 1999. Additionally, the Company recorded a reserve for doubtful accounts receivable of $150,000 at December 31, 1999.

    INTEREST AND OTHER INCOME AND INTEREST EXPENSE. Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income increased from $423,000 for the year ended December 31, 1998, to $3,319,000 for the year ended December 31, 1999. During 1998 we earned interest on the proceeds of a $19,935,000 private placement with multiple closings from November 1997 through January 1998, and on proceeds received of $7,952,000 that was part of a $16,827,000 private placement with multiple closings from September 1998 through February 1999. In comparison, during the year ended December 31, 1999, we earned interest on an average cash balance of approximately $54,000,000, primarily as a result of the net proceeds received of $111,192,000 from our "IPO" and incurred interest expense related to our $6,000,000 financing and $1,100,000 equipment financing facility.

    EXTRAORDINARY LOSS. As a result of the early extinguishment in April 1999 of notes we issued in March 1999, we recognized a loss of $1,019,000 during the second quarter of 1999, primarily related to the remaining unamortized debt discount balance.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2000, our primary source of liquidity consisted of cash and cash equivalents and short-term investments that are highly liquid, are of high quality investment grade and predominantly have maturities of less than one year.

    At December 31, 2000, we had cash and cash equivalents of $20,415,000 (in addition to $26,090,000 in short-term investments) as compared to $9,256,000 of cash and cash equivalents and $66,414,000 in short-term investments at December 31, 1999. Net cash used in operations was $49,749,000 for the year ended December 31, 2000, as compared to $42,160,000 used in 1999. The increase in net cash used in operations was primarily attributable to our increased expenditures in 2000, increase in inventory, and higher accounts receivable balances that resulted primarily from shipments late in the fourth quarter.

    Cash provided by investing activities during 2000 totaled $36,813,000 versus $67,637,000 in cash used during 1999. The proceeds from the IPO in 1999 and the issuance of common stock in 2000 were used to purchase short-term investments. During 2000, we utilized the net proceeds from our maturing short-term investments in contrast to 1999, where it was a net investor. Capital expenditures were approximately $2,324,000 and $1,463,000 during 2000 and 1999, respectively. During 2000, we also invested $1,250,000 in TVGateway, an unconsolidated entity. See Note 9 to our financial statements for a further discussion of our investment in TVGateway.

    Net cash provided by financing activities was $24,095,000 and $118,925,000, respectively, for the years ended December 31, 2000 and 1999. The net cash provided in 1999 primarily resulted from our IPO in April 1999, with net proceeds of $111,192,000. The reported net cash provided in 2000 was primarily due to the proceeds received from the issuance of our common stock in a private placement.

    In July 2000, we entered into agreements with four cable operators regarding the digital deployment of our WorldGate Service. In connection with such agreements, on August 15, 2000, the cable operators purchased an aggregate of 1,531,211 shares of our common stock yielding proceeds of $24,530,000. In addition, we issued warrants to the cable operators to purchase additional shares of our common stock which will vest at varying rates based on the deployment of our WorldGate Service on each MSO's digital cable system.

    Assuming that there is no significant change in our business, we believe that our current cash and short-term investment balances, in addition to cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. After the twelve-month period, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing, bank debt financing, or from other sources. There can be no assurance that this capital will be available on terms acceptable to us, if at all. We implemented significant expense reductions during the fourth quarter of 2000 and we continue to evaluate various financing options and may move to secure additional funding during 2001 if acceptable terms can be obtained.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. The Company will be required to implement SFAS 133 in 2001. Management has determined that SFAS 133 will not have any material impact on the Company's financial statements.

    On April 3, 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25." FIN 44 specifically answers twenty-nine questions on the implementation of APB 25 that were derived from a survey of members of the Emerging Issues Task Force (EITF) and the task force on stock compensation. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after December 15, 1998. To the extent that FIN 44 covers events that occurred after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 has not had a material effect on our financial position and results of operations.

    On June 26, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101B which extended the implementation date of SAB 101, "Revenue Recognition" to the three month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB 101 has not had a material impact on our financial position or results of operations.

OPERATIONS AND LIQUIDITY

    To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999. As of December 31, 2000 the Company had cash, cash equivalents, and short-term investments of $46,505,000. The quarterly operating cash usage for the fourth quarter of 2000 was $7.4 million. Based on estimates of the Company and considering its past operating cash usage, the Company feels it has sufficient cash reserves to fund the business for the foreseeable future. If the Company's operating cash usage exceeds its internal estimates over this period, then additional financing or a reduction in operating expenses would be required. Additional financing, should it be required, would be subject to the risk of availability, may be dilutive to the Company's shareholders, or could provide restrictions on operating activities.

                    FACTORS AFFECTING OUR BUSINESS CONDITION

    IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-K, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING OUR COMPANY AND OUR BUSINESS. INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK, AND YOU SHOULD BE ABLE TO BEAR THE COMPLETE LOSS OF YOUR INVESTMENT. WE ALSO CAUTION YOU THAT THIS FORM 10-K INCLUDES FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS AND ON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. FUTURE EVENTS AND CIRCUMSTANCES AND OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, THE OTHER INFORMATION IN THIS
FORM 10-K, THE DOCUMENTS INCORPORATED BY REFERENCE HEREIN AND THE RISK FACTORS DISCUSSED IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION WHEN EVALUATING OUR COMPANY AND OUR BUSINESS. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOW BY US OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED. IN SUCH CASE, THE TRADING PRICE OF OUR COMMON STOCK WOULD DECLINE.

WE MAY BE UNABLE TO OBTAIN NECESSARY ADDITIONAL CAPITAL TO FUND OPERATIONS IN THE FUTURE.

    To date, we have funded operations primarily through private sales of equity securities and through our initial public offering of common stock in April 1999. If we are unable to obtain additional financing on terms acceptable to us as needed, our business, operating results and financial condition will be materially adversely affected. As of December 31, 2000, we had cash, cash equivalents, and short-term investments of $46.5 million. Our quarterly operating cash usage was $7.4 million for the fourth quarter of 2000. If this operating cash usage stays the same, we could fund our cash requirements from cash-on-hand for approximately six quarters from December 31, 2000. If, however, our operating cash usage increases during one or more quarters, we may not have cash-on-hand necessary to fund our cash requirements for six quarters without obtaining additional financing.

    If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

    - continue to operate our business as a going concern,

    - develop or enhance our products and services,

    - hire, train and retain employees, and

    - respond to competitive pressures or unanticipated requirements.

    In addition, we cannot predict with certainty the timing or amount of our capital requirements. Our capital requirements depend on numerous factors, including:

    - the rate of acceptance of our products by cable operators, cable subscribers, advertisers, television programmers, e-commerce companies and Internet content providers,

    - our ability to maintain and increase the number of subscribers, and

    - the rate of commercialization of our products, including the WorldGate Service, and the acquisition of related businesses or technology, if any.

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

IF WE CONTINUE TO INCUR LOSSES, WE MAY NOT BE ABLE TO FINANCE THE COMMERCIAL DEPLOYMENT OF OUR PRODUCTS.

    We have experienced losses and have had negative cash flow in each quarter and year since inception, and we expect to continue to operate at a loss for the foreseeable future. Although our revenues increased for each of the last three fiscal years, we may be unable to sustain our historical revenue growth rates or achieve any growth at all. To make a profit, we must increase our revenues and gross profit margin. If we are not able to do so, our losses may extend beyond the foreseeable future and we may not be able to continue financing the commercial deployment, development and enhancement of our products.

    Our aggregate revenues from inception to December 31, 2000 were approximately $26.0 million, and our aggregate accumulated deficit at December 31, 2000 was approximately $138.7 million. In addition, we currently intend to increase our operating expenses and capital expenditures in order to continue the commercial deployment of our products and the TVGateway Service. As a result, we expect to experience substantial additional operating losses and negative cash flow for the foreseeable future.

BECAUSE TELEVISION-BASED INTERNET ACCESS IS NEW, WE CANNOT BE CERTAIN THAT A MARKET OR SUSTAINABLE DEMAND FOR OUR PRODUCTS WILL DEVELOP.

    The market for television-based Internet access is new and evolving, and no single technology or approach to providing this access has been widely adopted by consumers or cable operators. As a result, we cannot guarantee that a market for television-based Internet access in general, or for our interactive TV products in particular, will develop or that demand for our interactive TV products will be sustainable. If the market does not develop, develops more slowly than expected or becomes saturated with competitors or competing technology becomes more widely accepted, our business, operating results, and financial condition will be materially adversely affected.

THE COMPETITIVE MARKET FOR INTERNET ACCESS MAY LIMIT DEMAND OR PRICING FOR THE WORLDGATE SERVICE.

    We experience intense competition. Many companies provide and others may in the future provide products and services with functionality similar to those comprising our interactive TV products. As a result of this and future competition, demand for our interactive TV products may suffer, we may be restricted in the pricing we can charge for our products and our business, financial condition and results of operations may be adversely affected. Competitors provide their services through a variety of technologies, which are in various stages of implementation and adoption. Many of our competitors have significantly greater financial, technical, marketing, distribution, customer support, name recognition, compelling content, access to consumers and other resources, and more established relationships with cable operators, advertisers and content and application providers than we have.

WE MAY NOT SUCCEED IF CABLE OPERATORS DO NOT OFFER THE WORLDGATE SERVICE TO THEIR SUBSCRIBERS.

    Because our interactive TV products are made available to cable subscribers through a cable operator's system, our growth and future success depends substantially on cable operators offering our interactive TV products to their subscribers at satisfactory rates. We have entered into a limited number of agreements with cable operators providing for the commercial launch of our interactive TV products in some of the markets served by these cable operators. If cable operators determine that our service is not viable as a business proposition or if they determine that the service does not meet their business or operational expectations or strategies, they will not offer our interactive TV products to their subscribers. Furthermore, because there are a limited number of cable operators, as well as consolidation in the industry, the failure to reach agreements with one or more major cable operators which service a significant number of cable subscribers could materially adversely affect the market for our interactive TV products.

OUR REVENUES WILL DEPEND ON THE MANNER IN WHICH CABLE OPERATORS MARKET AND PRICE OUR INTERACTIVE TV PRODUCTS.

    We depend on cable operators to provide our interactive TV products to their subscribers and therefore have limited or no control over a number of important factors, including:

    - the cable operators' advertising or marketing strategy, if any, regarding their offering of our interactive TV products to their subscribers,

    - the monthly fees cable operators charge to their subscribers for our interactive TV products, and

    - the extent to which cable operators purchase additional WorldGate equipment to avoid reduction in performance if subscriber demand grows.

    Our revenues may not meet our expectations if the cable operators' marketing, pricing and operating strategies are inconsistent with our business model.

THE MARKET FOR OUR INTERACTIVE TV PRODUCTS WILL BE ADVERSELY AFFECTED IF CABLE OPERATORS DO NOT CONTINUE TO UPGRADE THEIR SYSTEM INFRASTRUCTURES TO SUPPORT TWO-WAY DATA TRANSMISSIONS.

    The adoption of our interactive TV products is dependent upon continued investment by cable operators to upgrade their infrastructures to support two-way data transmissions. It is uncertain whether cable operators will upgrade their infrastructures and the failure of cable operators to complete these upgrades in a timely and satisfactory manner would adversely affect the market for our interactive TV products.

    Although our interactive TV products can operate over one-way cable plant that is only capable of transmitting programming to subscribers, it can do so only in conjunction with a telephone line. As such, it is less convenient and efficient for a subscriber to use our interactive TV products over one-way cable plant and, to date, the majority of cable operators who are deploying our interactive TV products have done so over two-way cable plants that are capable of transmitting information from the cable operator's facility to the subscribers and vice versa. We cannot assure you that cable operators will upgrade their cable plant to two-way plant or that they will do so in a timely and satisfactory manner. In the event that they do not do so, our business, financial condition and results of operations could be materially adversely affected.

CABLE OPERATORS MAY BE CONTRACTUALLY LIMITED IN THEIR ABILITY TO OFFER OUR INTERACTIVE TV PRODUCTS.

    We are aware that some cable operators, such as Cablevision, Comcast Corporation, Cox Communications, Inc. and AT&T Broadband, whose cable systems serve more than 26 million U.S. homes, or at least 26% of all U.S. homes, have entered into distribution agreements with At Home Corporation. These agreements contain exclusivity provisions that purport to prohibit these cable operators from conducting or participating in any business in the United States that involves the provision of residential Internet services over their cable plants at data transmission speeds greater than 128 Kbps. These agreements could be interpreted to preclude or hinder these cable operators from offering our interactive TV products to their subscribers at speeds in excess of 128 Kbps. If cable operators are unwilling or unable to offer our interactive TV products to subscribers in these cable systems, our business, financial condition and results of operations would be materially adversely affected.

CABLE OPERATORS AND CABLE BOX MANUFACTURERS MAY NOT OFFER OUR INTERACTIVE TV PRODUCTS BECAUSE THEY MAY HAVE POTENTIAL CONFLICTS OF INTEREST OR FOR OTHER REASONS.

    Some cable operators and cable box manufacturers are stockholders of other companies that provide Internet services. To the extent that these cable operators elect not to offer the WorldGate Service because of these affiliations or other reasons, our business, financial condition and results of operations could be materially adversely affected. For example, AT&T Broadband, Comcast, Cox and Cablevision are stockholders of At Home; and AT&T Broadband and AOL/Time Warner have established their own cable-based Internet service, called Road Runner, with proprietary content featuring various AOL/Time Warner publications and services. Also, some companies that provide Internet services, such as Microsoft Corporation, are stockholders of cable operators or cable box manufacturers. We cannot assure you that there will not be other investments among providers of Internet services, cable operators and/or cable box manufacturers. As a result or for other reasons, these cable operators and cable box manufacturers may be reluctant to provide any service, including the WorldGate Service, or to otherwise work with any entity that provides other Internet services in competition with their affiliates.

ONLY CABLE TELEVISION SUBSCRIBERS WHO UTILIZE A CABLE SET-TOP BOX CAN RECEIVE OUR INTERACTIVE TV PRODUCTS.

    For cable television subscribers to receive our interactive TV products, they must have a cable set-top box that can be WorldGate enabled. Currently, many cable television subscribers receive their cable television service through the cable line directly into their televisions, without a set-top box. We cannot assure you that cable operators serving these subscribers will elect to provide them with set-top boxes for the purpose of offering our interactive TV products, or that these customers will choose to utilize a set-top box in order to receive our interactive TV products.

WE ARE SUBJECT TO CAPACITY CONSTRAINTS AND SYSTEM FAILURES.

    Due to the limited deployment of our interactive TV products, the ability of our service to accommodate a substantial number of users is not yet known. We cannot assure you that we will be able to provide high quality performance and high transaction speeds as the number of subscribers grows or their usage increases. In addition, as subscriber penetration grows it may be necessary for cable operators to purchase additional equipment, and we cannot assure you that they will do so.

    The performance of our interactive TV products is also subject to reduction in performance and interruption from human errors, telecommunication failures, computer viruses and similar events. Any of these problems in our systems or those of cable operators could result in reduced subscriber demand. We have experienced performance reduction and service interruptions from time to time in the past and we expect that these problems will continue from time to time. Our failure to provide uninterrupted service at a level of performance acceptable to subscribers would have a material adverse effect on our business, financial condition and results of operations.

INTELLECTUAL PROPERTY CLAIMS AGAINST US COULD BE COSTLY AND RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

    Our success depends, in part, on our ability to maintain and continue to develop a strong patent position for our products and technologies both in the United States and other countries. As with most technology companies, our patent position involves complex legal and factual questions. Without our patent and other intellectual property protections, other companies could offer substantially identical products for sale without incurring the sizeable development and testing costs that we have incurred.

Our ability to recoup these expenditures and realize profits upon the licensing of our products and services could be diminished.

    The process of obtaining patents is time consuming and expensive. Even if we spend the necessary time and money, a patent may not issue or it may insufficiently protect the technology it was intended to protect. We can never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology because U.S. patent applications are maintained in secrecy until a patent issues and publications in the scientific or patent literature lag behind actual discoveries. Even after the U.S. Patent and Trademark Office issues patent rights to us, our competitors may develop similar or duplicate technologies or design around the patented aspects of our technology, which may decrease sales of our prospective products, therefore causing a negative impact on our profit.

    Competitors and others may also challenge our patent rights in court by alleging patent infringement. If we lose a patent infringement suit, third parties may claim significant damages, require us to license the disputed technology or require us to cease using the disputed technology. We cannot assure you that licenses to the technology owned by any third parties would be available to us on commercially reasonable terms, if at all. Irrespective of the validity or the successful assertion of any patent claims, any litigation could result in significant costs and diversion of management time and resources.

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

    Our future growth and long-term success depends substantially on our ability to convince advertisers and television programmers to use our CHANNEL HYPERLINKING technology with their advertisements and television programs. We believe that the adoption of the CHANNEL HYPERLINKING technology is substantially dependent on:

    - our service meeting advertisers' and programmers' business or operational expectations or strategies,

    - subscribers accepting and using our service as part of their television experience, and

    - us achieving a significant number of subscribers to the our interactive TV products.

    We cannot assure you that we will achieve either of the above goals. If we fail to incorporate our CHANNEL HYPERLINKING technology in a substantial number of advertisements and programs, our business, operating results and financial condition could be materially adversely affected.

RAPID TECHNOLOGICAL CHANGE COULD RENDER OUR SERVICES OBSOLETE.

    The market for consumer Internet access services and online content is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The nature of the market for these products and services and their rapid evolution requires that we continually improve the performance, features and reliability of our interactive TV products, particularly in response to competitive offerings. We may not be successful in responding quickly, cost-effectively and adequately to these developments. There may be a time-limited market opportunity for our interactive TV products, and we may not be successful in achieving widespread acceptance of our interactive TV products before competitors offer products and services with speed and performance similar to, or better than, our current offerings.

THE LOSS OF ANY ONE OF OUR LARGEST CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES AND FUTURE PROSPECTS.

    We have in the past derived, and expect in the future to derive, a significant portion of our revenues from a limited number of customers. In the event that any of these customers cease to offer our interactive TV products, our business, operating results and financial condition could be materially adversely affected. In 2000, three cable operators, Charter, Comcast and AT&T, accounted for approximately 49% of our revenues. In addition, revenues from consulting fees from our TVGateway joint venture accounted for 28% of our revenues. We cannot assure you that any of these customers will continue to offer our interactive TV products to their cable subscribers, or continue to use our consulting services.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO MANY UNCERTAINTIES.

    A key component of our strategy is the expansion of the our sales of interactive TV products into international markets. International revenues accounted for approximately 9.2% of our total revenues for fiscal 2000. We anticipate that a portion of our revenues will continue to be derived from sources outside the United States. Accordingly, our success will depend, in part, upon international economic conditions and our ability to manage international sales and marketing operations. We have limited experience in developing localized versions of our service and in developing relationships with international cable system operators. We may not be successful in expanding our service offerings into foreign markets. In addition to the uncertainty regarding our ability to generate revenues from foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level, such as:

    - difficulties in collecting accounts receivable and longer collection periods,

    - regulatory requirements, including the regulation of Internet access,

    - export and import restrictions, including tariffs and other trade barriers,

    - difficulties in staffing and managing foreign operations,

    - political instability, and

    - fluctuations in currency exchange rates.

    In addition, although substantially all of our revenues and costs to date have been denominated in U.S. dollars, we may enter into agreements resulting in foreign currency payables. Although we may from time to time undertake foreign exchange hedging transactions to cover a portion of our foreign currency exposure, we do not currently attempt to cover potential foreign currency exposure. Accordingly, any fluctuation in the value of foreign currency could seriously harm our ability to increase international revenues.

    Any of the above factors could materially adversely affect the success of our current and future domestic and international operations.

WE MAY HAVE LIABILITY FOR INFORMATION RETRIEVED OR REPLICATED ON THE INTERNET.

    Claims for negligence, copyright or trademark infringement or other legal theories could be made against us because information can be downloaded and redistributed by users of our interactive TV products. Copyright and trademark laws are evolving both domestically and internationally and we are uncertain how they apply to our interactive TV products. The imposition of liability for information carried by us would have a material adverse effect on our business, operating results and financial condition.

WE MAY HAVE LIABILITY FOR E-COMMERCE TRANSACTIONS.

    As part of our business, we are seeking to enter into agreements with content providers, advertisers and e-commerce merchants under which we will receive a share of revenue from the purchase of goods and services by users of our interactive TV products. These arrangements may expose us to additional legal risks and uncertainties, including potential liabilities to consumers of these products and services. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

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

    We also anticipate that due to its increasing popularity and use, the Internet will be subject to increased attention and regulation. These laws and regulations may regulate issues such as:

    - user privacy,

    - defamation,

    - network access,

    - pricing,

    - taxation,

    - content,

    - quality of products and services, and

    - intellectual property ownership and infringement.

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

    Hal M. Krisbergh beneficially owns approximately 25% of our outstanding common stock as of March 19, 2001. Mr. Krisbergh has the voting power to exercise substantial control over the election of our entire board of directors and all votes on matters requiring stockholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in control of WorldGate.

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

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

    The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for Internet-related and technology companies in particular. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. Factors that could cause such volatility may include, among other things:

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

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO OUR EXPECTED STOCK PRICE VOLATILITY.

    In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. Due to the potential volatility of our stock price, we may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD LOWER OUR STOCK PRICE.

    The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares, including shares issued upon the exercise of outstanding options and warrants, or the perception that these sales could occur. These factors also could make it more difficult for us to raise funds through future offerings of our common stock. Certain holders of our common stock have demand and piggy-back registration rights. The exercise of such rights could adversely affect the market price of our common stock. We have filed:

    - on May 20, 1999 a registration statement (Registration No. 333-78943) to register 1,600,000 shares of common stock under our stock option plan;

    - on October 8, 1999, a shelf registration statement (Registration
      No. 333-87029) under the Securities Act for 331,490 shares of common stock issuable upon exercise of outstanding warrants and 373,83 shares of common stock;

    - on July 28, 2000, a registration statement (Registration No. 333-42526) under the Securities Act for resale of 1,531,211 shares of common stock that we issued to four cable operators;

    - on November 9, 2000, a registration statement (Registration
      No. 333-49612) to register an additional 1,600,000 shares of common stock under our stock option plan; and

    - on November 29, 2000, a registration statement (Registration
      No. 333-35936) under the Securities Act for resale of 250,000 shares of common stock that we issued to shareholders of Digital Video Art, a California corporation we acquired in April 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Interest Rate Risk. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure to any one issue, issuer and type of investment.

    As of December 31, 2000, our cash and cash equivalents and investments consisted of $46,505,000, most of which were cash equivalents having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the year ended December 31, 2000 would have decreased by less than $508,000. This estimate assumes that the decrease occurred on the first day of 2000 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our investments.

    Foreign Currency Exchange Risk. Although we transact business in various foreign countries, the principal portion of our business is in the United States and substantially all of our revenues and costs to date have been denominated in U.S. dollars. As a result, adverse movements in foreign currency exchange rates would not have a material adverse effect on us.

ITEM 8.

                         WORLDGATE COMMUNICATIONS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of PricewaterhouseCoopers LLP........................    F-2

Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................    F-3

Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000..........................    F-4

Consolidated Statements of Stockholders' Equity (Deficit)
  and Redeemable Preferred Stock for the years ended
  December 31, 1998, 1999 and 2000..........................    F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................    F-6

Notes to Consolidated Financial Statements..................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of WorldGate Communications, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and redeemable preferred stock and cash flows present fairly, in all material respects, the financial position of WorldGate Communications, Inc. and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management: our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 16, 2001

                         WORLDGATE COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1999         2000
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 9,256    $  20,415
  Short-term investments....................................    66,414       26,090
  Accounts receivable less allowance for doubtful accounts
    of $150 in 1999 and $1,450 in 2000......................     3,248        7,004
  Inventory.................................................     5,600       11,264
  Prepaid and other assets..................................     1,738        2,096
                                                               -------    ---------
    Total current assets....................................    86,256       66,869
                                                               -------    ---------
Property and equipment......................................     2,196        4,563
  Less: accumulated depreciation and amortization...........      (402)      (1,056)
    Property and equipment, net.............................     1,794        3,507
Prepaid expenses and deposits...............................     1,120        1,098
Goodwill....................................................        --        3,367
    Total assets............................................   $89,170    $  74,841
                                                               =======    =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion, notes payable............................   $   796    $     414
  Current portion, capital leases...........................         5            5
  Notes payable-shareholders of DVA.........................        --        4,786
  Accounts payable..........................................     2,810        2,087
  Accrued expenses..........................................       389        1,711
  Accrued compensation and benefits.........................     1,844        4,767
  Contractual Obligations related to equity financing.......        --        5,033
  Other.....................................................        30           30
                                                               -------    ---------
    Total current liabilities...............................     5,874       18,833
Notes payable...............................................       377           --
Capital leases..............................................         7            2
Other.......................................................       255          225
                                                               -------    ---------
    Total liabilities.......................................     6,513       19,060
                                                               -------    ---------
Stockholders' equity:
  Class A common stock, $0.01 par value; 50,000,000 shares
    authorized, 23,308,196 shares issued and outstanding at
    December 31, 2000 and 21,488,456 shares issued and
    outstanding at December 31, 1999........................       215          233
  Additional paid-in capital................................   170,592      192,899
  Warrant for Class A Common Stock..........................     1,911        1,911
  Accumulated deficit.......................................   (89,085)    (138,682)
  Unearned stock-based compensation.........................      (976)        (580)
                                                               -------    ---------
    Total stockholders' equity..............................    82,657       55,781
                                                               -------    ---------
    Total liabilities and stockholders' equity..............   $89,170    $  74,841
                                                               =======    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         WORLDGATE COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                            1998         1999          2000
                                                         ----------   -----------   -----------
Revenues
  Product revenues.....................................  $    1,022   $     5,594   $    13,428
  Consulting revenues..................................          --            --         5,813
                                                         ----------   -----------   -----------
    Total revenues.....................................       1,022         5,594        19,241
                                                         ----------   -----------   -----------
Costs and expenses:
  Cost of product revenues.............................       9,919        15,593        20,314
  Cost of consulting revenues..........................          --            --         4,849
  Engineering and development..........................       9,684        12,440        21,734
  Sales and marketing..................................       5,157         8,719        12,779
  General and administrative...........................       3,587         6,270        10,507
  Depreciation and amortization........................         119           292           895
                                                         ----------   -----------   -----------
    Total costs and expenses...........................      28,466        43,314        71,078
                                                         ----------   -----------   -----------
Loss from operations...................................     (27,444)      (37,720)      (51,837)
Interest and other income, net.........................         423         3,319         3,562
Interest expense.......................................        (101)         (230)          (72)
Loss from unconsolidated entity........................          --            --         1,250
                                                         ----------   -----------   -----------
    Loss before extraordinary item.....................     (27,122)      (34,631)      (49,597)
Extraordinary item--extinguishment of debt.............          --        (1,019)           --
                                                         ----------   -----------   -----------
    Net loss...........................................     (27,122)      (35,650)      (49,597)
Accretion on preferred stock...........................      (6,145)       (2,475)           --
                                                         ----------   -----------   -----------
Net loss available to common stockholders..............  $  (33,267)  $   (38,125)  $   (49,597)
                                                         ==========   ===========   ===========
Net loss per common share
  (Basic and Diluted)
  Loss before extraordinary item.......................  $    (3.66)  $     (2.07)  $     (2.23)
  Extraordinary item...................................          --         (0.06)           --
                                                         ----------   -----------   -----------
  Net loss.............................................  $    (3.66)  $     (2.13)  $     (2.23)
                                                         ==========   ===========   ===========
Weighted average common shares outstanding (Basic and
  Diluted).............................................   9,100,801    17,869,827    22,246,143
                                                         ==========   ===========   ===========

                         WORLDGATE COMMUNICATIONS, INC.
                           CONSOLIDATED STATEMENTS OF
         STOCKHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE PREFERRED STOCK
                       (DOLLARS AND SHARES IN THOUSANDS)

                                       REDEEMABLE PREFERRED STOCK
                      -------------------------------------------------------------

                         SERIES A         SERIES B         SERIES C
                      ---------------  ---------------  ---------------   WARRANT
                                                                            FOR
                                                                         REDEEMABLE
                                                                         PREFERRED
                      SHARES  AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT     STOCK
                      ------  -------  ------  -------  ------  -------  ----------
BALANCE AT DECEMBER
  31, 1997..........  2,751   14,315   2,783                    $  881      9,101
Deferred
  compensation......
Amortization of
  deferred
  compensation
Sale of Prefered
  Stock, net........                      20      142     832   $8,623
Accretion on
  Preferred Stock...           2,263            3,376              506
Net loss for the
  year..............
BALANCE AT DECEMBER
  31, 1998..........  2,752   $16,578  2,803   $23,569    832   $9,129     $  881
Warrants issued
  related to notes
  payable...........
Deferred
  compensation......
Amortization of
  deferred
  compensation......
Sale of Preferred
  Stock, net........                                      697    7,591
Accretion on
  Preferred Stock...             660              985              830
Sale of Common Stock
  in Initial Public
  Offering, net.....
Sale of Common Stock
  in Overallotment,
  net...............
Exercise of stock
  options...........
Exercise of
  warrants..........
Conversion of
  Preferred Stock to
  Common Stock......  (2,752) (17,238) (2,803) (24,554) (1,529) (17,550)     (881)
Conversion of Class
  B Common Stock to
  Common Stock......
Net loss for the
  year..............
                      ------  -------  ------  -------  ------  -------    ------
BALANCE AT DECEMBER
  31, 1999..........
                      ======  =======  ======  =======  ======  =======    ======
Authorization of
  deferred
  compensation......
Sale of Common
  Stock.............
Issuance of Common
  Stock in
  acquisition of DVA
  Inc...............
Exercise of Stock
  Options...........
Other...............
Net Loss for the
  year..............
                      ------  -------  ------  -------  ------  -------    ------
BALANCE AT DECEMBER
  31, 2000..........
                      ======  =======  ======  =======  ======  =======    ======

                                                        STOCKHOLDERS' EQUITY (DEFICIT)
                      --------------------------------------------------------------------------------------------------
                         CLASS B
                       COMMON STOCK          COMMON STOCK
                      --------------  ---------------------------
                                                                   WARRANT FOR                                 TOTAL
                                                       ADDITIONAL    CLASS A                   UNEARNED    STOCKHOLDERS'
                                                        PAID-IN      COMMON     ACCUMULATED  STOCK-BASED      EQUITY
                      SHARES  AMOUNT  SHARES  AMOUNT    CAPITAL       STOCK       DEFICIT    COMPENSATION    (DEFICIT)
                      ------  ------  ------  -------  ----------  -----------  -----------  ------------  -------------
BALANCE AT DECEMBER
  31, 1997..........  $  91                                                      $ (19,166)    $  (102)      $(19,177)
Deferred
  compensation......                                       1,113                                (1,333)
Amortization of
  deferred
  compensation
Sale of Prefered
  Stock, net........
Accretion on
  Preferred Stock...                                      (1,113)                   (5,012)                    (6,145)
Net loss for the
  year..............                                                               (27,122)                   (27,122)
BALANCE AT DECEMBER
  31, 1998..........  9,101    $91                                               $ (51,300)    $(1,031)      $(52,240)
Warrants issued
  related to notes
  payable...........                                                 $1,030                                     1,030
Deferred
  compensation......                                         340                                  (340)
Amortization of
  deferred
  compensation......                                                                               395            395
Sale of Preferred
  Stock, net........
Accretion on
  Preferred Stock...                                        (340)                   (2,135)                    (2,475)
Sale of Common Stock
  in Initial Public
  Offering, net.....                  5,000   $   50      96,559                                               96,609
Sale of Common Stock
  in Overallotment,
  net...............                    750        8      14,640                                               14,648
Exercise of stock
  options...........                     43                  117                                                  117
Exercise of
  warrants..........                     36
Conversion of
  Preferred Stock to
  Common Stock......                  6,558       66      59,276        881                                    60,223
Conversion of Class
  B Common Stock to
  Common Stock......  (9,101)  (91)   9,101       91
Net loss for the
  year..............                                                               (35,650)                   (35,650)
                      ------   ---    ------  -------   --------     ------      ---------     -------       --------
BALANCE AT DECEMBER
  31, 1999..........                  21,488  $  215    $170,592     $1,911      $ (89,085)    $  (976)      $ 82,657
                      ======   ===    ======  =======   ========     ======      =========     =======       ========
Authorization of
  deferred
  compensation......                                                                               396            396
Sale of Common
  Stock.............                  1,531       15      19,482                                               19,497
Issuance of Common
  Stock in
  acquisition of DVA
  Inc...............                    119        1       2,498                                                2,499
Exercise of Stock
  Options...........                    144        2         327                                                  329
Other...............                     26
Net Loss for the
  year..............                                                               (49,597)                   (49,597)
                      ------   ---    ------  -------   --------     ------      ---------     -------       --------
BALANCE AT DECEMBER
  31, 2000..........                  23,308     233     192,899      1,911       (138,682)       (580)        55,781
                      ======   ===    ======  =======   ========     ======      =========     =======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         WORLDGATE COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                1998       1999       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(27,122)  $(35,650)  $(49,597)
  Adjustments to reconcile net loss to cash used in
    operating activities:
  Depreciation and amortization.............................       119        292        654
  Bad debt expense..........................................        --        150      1,300
  Amortization of deferred compensation.....................       204        395        396
  Amortization of Goodwill..................................        --         --        241
  Amortization of debt issue costs..........................        --        108         --
  Non-employee stock compensation expense...................        --         --      3,454
  Loss of sale of equipment.................................        15         --         --
  Loss on the disposition of fixed assets...................        --         20         --
  Extraordinary loss on early extinguishment of debt........        --      1,019         --
  Loss from investment in unconsolidated entity.............        --         --      1,250
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      (466)    (2,826)    (4,569)
    Inventories.............................................    (2,117)    (2,863)    (5,664)
    Prepaid and other assets................................    (1,181)    (1,557)      (492)
    Accounts payable........................................     4,518     (2,356)      (728)
    Accrued expenses........................................      (331)       261      1,223
    Accrued compensation and benefits.......................       638        562      2,813
    Other liabilities.......................................        --        285        (30)
                                                              --------   --------   --------
      Net cash used in operating activities.................   (25,723)   (42,160)   (49,749)
                                                              --------   --------   --------
Cash flows from investing activities:
  Capital expenditures......................................      (533)    (1,463)    (2,324)
  Proceeds from maturities of short-term investments, net...    12,438    (66,414)    40,324
  Investment in unconsolidated entity.......................        --         --     (1,250)
  Proceeds from sale of equipment...........................         4         --         --
  Net cash acquired--acquisition of DVA.....................        --         --         63
  Restricted cash...........................................      (240)       240         --
                                                              --------   --------   --------
  Net cash (used in) provided by investing activities.......    11,669    (67,637)    36,813
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................        --    120,750     24,530
  Proceeds from issuance of preferred stock.................     9,297      7,672         --
  Proceeds from exercise of stock options...................        --        117        329
  Stock issuance costs......................................      (532)    (9,574)        --
  Proceeds from issuance of notes payable...................       938      6,784         --
  Debt issue costs..........................................        --       (530)        --
  Repayments of capital leases and notes payable............      (401)    (6,294)      (764)
                                                              --------   --------   --------
      Net cash provided by financing activities.............     9,302    118,925     24,095
                                                              --------   --------   --------
      Net increase (decrease) in cash and cash
        equivalents.........................................    (4,752)     9,128     11,159
Cash and cash equivalents, beginning of period..............     4,880        128      9,256
                                                              --------   --------   --------
Cash and cash equivalents, end of period....................  $    128   $  9,256   $ 20,415
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         WORLDGATE COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

    WorldGate Communications, Inc. ("WorldGate" or "the Company") provides a television service that delivers Internet access and interactivity through cable television systems. In May 1998 WorldGate Communications, Inc. formed two related wholly-owned subsidiaries.

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

    RESTRICTED CASH

    The Company pledged $240,000 as collateral for its corporate credit card obligations. The amount was classified as restricted cash on the balance sheet at December 31, 1998 and was eliminated in 1999.

    In the first quarter of 2001, the Company placed $4,424,000 into an escrow account to secure the remaining payments under the Merger Agreement between the Company, Digital Video Art, Inc. ("DVA") and the shareholders of DVA dated, April 28, 2000. See Note 11 for a further discussion of the DVA acquisition.

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

    PROPERTY AND EQUIPMENT

    Property and equipment is carried at original cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the related assets. The Company depreciates furniture and fixtures over seven years; office equipment over five years; and computer equipment and trade show exhibits over three years. Leasehold improvements are capitalized and amortized on the straight-line basis over the shorter of their useful life or the term of the lease. Maintenance and repairs are expensed as incurred. When the property or equipment is retired or otherwise disposed of, related

                         WORLDGATE COMMUNICATIONS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

    LONG-LIVED ASSETS

    The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such assets are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined by using the anticipated cash flows discounted at a rate commensurate with the risk involved. Measurement of the impairment, if any, will be based upon the difference between carrying value and the fair value of the asset. There have been no asset impairments for the years ended
December 31, 1998, 1999 and 2000.

    REVENUE RECOGNITION

    The Company derives its revenue principally from the sale of headend units and other equipment to cable operators. Revenue is recognized by the Company when products are shipped to and accepted by the customer.

    The Company also derives revenue from charges to cable operators for their subscribers' monthly access to the Company's service. These revenues are recognized as services are rendered.

    The Company derives revenue from TVGateway from charges for license fees, management consulting, engineering, product delivery services and certain administrative costs. These revenues are recognized as services are rendered.

    COST OF REVENUES

    Cost of revenues include costs related to the production of hardware, installation and training as well as costs incurred for the assemble, installation and testing of trial systems.

    ENGINEERING AND DEVELOPMENT COSTS

    Engineering and development costs are expensed as incurred.

    ADVERTISING COSTS

    Advertising costs, included in sales and marketing expense, are expensed in the period incurred. Advertising expenses were $393,000, $972,000 and $1,177,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

    INCOME TAXES

    Provision for income taxes is determined based on the asset and liability method. The asset and liability method provides that deferred tax balances are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax liabilities or assets at the end of each period are determined using the tax rate enacted under the current tax law. The measurement of net deferred tax assets is reduced by the amount of any tax

                         WORLDGATE COMMUNICATIONS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) benefits that, based on available evidence, are not expected to be realized, and a corresponding valuation allowance is established.

    CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments, and accounts receivable. The Company has its cash and cash equivalents placed with high quality, creditworthy financial institutions. As part of its cash management process, the Company performs periodic evaluation of the relative credit standing of these institutions. Credit risk on the Company's short-term investments is managed through diversification and by investing in mortgage-backed securities issued by U.S. government agencies and high-quality corporate issuers.

    Accounts receivables consist of receivables from cable operators and TVGateway. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company has established allowances for potential credit losses and such losses have not exceeded management expectations.

    Accounts receivable from major customers in excess of 10% of total accounts receivable were as follows:

CUSTOMER                                                        1999       2000
--------                                                      --------   --------
A...........................................................     22%        24%
B...........................................................     --         11%
C...........................................................     21%        --
D...........................................................     --         15%
E...........................................................     --         15%
F...........................................................     --         12%
                                                                 --         --
                                                                 43%        77%
                                                                 ==         ==

    Sales to major customers, in excess of 10% of total revenues, were as follows for each of the years ended December 31:

CUSTOMER                                                        1999       2000
--------                                                      --------   --------
A...........................................................     26%        33%
B...........................................................     13%        --
C...........................................................     17%        --
D...........................................................     --         28%
                                                                 --         --
                                                                 56%        61%
                                                                 ==         ==

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The book value of cash and cash equivalents, accounts receivable, and accounts payable is considered to be representative of their fair value because of their short maturities. The carrying value of short-term investments approximates their fair value.

                         WORLDGATE COMMUNICATIONS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

    The Company's growth and future success is substantially dependent upon its ability to convince cable operators to offer and continue to offer our interactive TV products to their subscribers.

    The Company is highly reliant on two suppliers of cable boxes. At present the agreements with these manufacturers do not require them to ensure compatibility of the WorldGate technology with their current or next generation cable boxes or prohibit them from establishing relationships with the Company's competitors.

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

    NET LOSS PER SHARE (BASIC AND DILUTED)

    Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of Series A, Series B, and Series C Preferred Stock. The Series A, Series B, and Series C Preferred Stock were converted into shares of the Company's common stock at the time of the IPO in April 1999.

    RECENT ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. The Company will be required to implement SFAS 133 in 2001. Management believes that SFAS 133 will not have any material impact on the Company's financial statements.

    On April 3, 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25." FIN 44 specifically answers twenty-nine questions on the implementation of APB 25 that were derived from a survey of members of the Emerging Issues Task Force (EITF) and the task force

                         WORLDGATE COMMUNICATIONS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) on stock compensation. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after December 15, 1998. To the extent that FIN 44 covers events that occurred after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 has not had a material effect on our financial position and results of operations.

    On June 26, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101B which extended the implementation date of SAB 101, "Revenue Recognition" to the three month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB 101 has not had a material effect on the Company's financial position or results of operations.

    OPERATIONS AND LIQUIDITY

    To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999. As of December 31, 2000 the Company had cash, cash equivalents, and short-term investments of $46,505,000. The quarterly operating cash usage for the fourth quarter of 2000 was $7.4 million. Based on estimates of the Company and considering its past operating cash usage, the Company feels it has sufficient cash reserves to fund the business for the foreseeable future. If the Company's operating cash usage exceeds its internal estimates over this period, then additional financing or a reduction in operating expenses would be required. Additional financing, should it be required, would be subject to the risk of availability, may be dilutive to the Company's shareholders, or could provide restrictions on operating activities.

3.  INVENTORIES

    Inventories as of December 31, 1999 and 2000 are summarized as follows:

                                                           1999             2000
                                                         --------         --------
                                                          (DOLLARS IN THOUSANDS)
Raw material...........................................   $3,046          $ 5,280
Work-in-progress.......................................      340            2,295
Finished goods.........................................      504            1,746
Inventory held by customers and vendors................    1,710            1,943
                                                          ------          -------
                                                          $5,600          $11,264
                                                          ======          =======

                         WORLDGATE COMMUNICATIONS, INC.

4.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31, 1999 and 2000:

                                                            1999             2000
                                                          --------         --------
                                                           (DOLLARS IN THOUSANDS)
Computer equipment......................................   $  400          $ 1,373
Office equipment........................................      275              751
Furniture and fixtures..................................      593            1,252
Trade show exhibits.....................................      528              530
Leasehold improvements..................................      378              635
Capital leases:
  Equipment.............................................       22               22
                                                           ------          -------
                                                            2,196            4,563
Less accumulated depreciation and amortization:
  Property and equipment................................     (390)          (1,040)
  Capital leases........................................      (12)             (16)
                                                           ------          -------
Property and equipment, net.............................   $1,794          $ 3,507
                                                           ======          =======

5.  FINANCING AGREEMENTS

    During 1997, the Company entered into a $1.0 million equipment facility. During 1998, the amount of the equipment facility was increased to $2.0 million, of which $419,000 remained available at December 31, 1999 and at December 31, 2000.

    In March 1999, the Company received proceeds of $0.9 million and $4.6 million through the issuance of $1.0 million and $5.0 million of notes payable with a stated interest rate of 12.48% due September 1999 and December 1999, respectively. These notes became immediately due, and were paid, upon the completion of the IPO.

    In April 1999, the Company financed certain of its insurance coverage through the issuance of a $0.8 million note payable with a stated interest rate of 8.20% due October 2001.

    At December 31, 2000, the installments of the notes payable maturing in 2001 totaled $377,000. The weighted average interest rate on the outstanding notes payable borrowings for the years ended December 31, 1999 and 2000 was 12.24% and 8.89%, respectively.

    Certain of the notes payable are collateralized by certain equipment, furniture and fixtures.

                         WORLDGATE COMMUNICATIONS, INC.

6.  INCOME TAXES

    The significant components of deferred tax assets at December 31, 1999 and 2000 are as follows:

                                                             1999         2000
                                                          ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Federal tax loss carryforward...........................   $ 23,849     $ 37,594
State tax loss carryforward.............................        999        4,046
Property and equipment..................................      1,031        2,761
Research and experimentation credit.....................        225        1,277
Section 263(A) adjustment...............................         50           47
Officers' compensation..................................         54          377
Bad debt expense........................................         --          589
Compensation on non-qualified stock options.............        558        1,012
                                                           --------     --------
                                                             26,766       47,703
Less: valuation allowance...............................    (26,766)     (47,703)
                                                           --------     --------
                                                                 --           --
                                                           ========     ========

    A valuation allowance was established against the Company's net deferred tax asset due to the Company's lack of earnings history and, accordingly, the uncertainty as to the reliability of the asset.

    In accounting for income taxes, the Company recognizes the tax benefits from current stock option deductions after utilization of net operating loss carryforwards from operations (I.E., net operating loss carryforwards determined without deductions for exercised stock options) to reduce income tax expense. Because stock options deductions are not recognized as an expense for financial statement purposes, the tax benefit of stock option deductions must be credited to additional paid-in capital.

    At December 31, 2000, the Company had a net operating loss carryforward of approximately $114,617,969 for federal tax purposes, expiring between 2011 and 2020 if not utilized. The net operating loss carryforward for state tax purposes is approximately $40,500,000, which will expire in 2020. These carryforwards may be applied as a reduction to future taxable income of the Company, if any. The state net operating loss carryforwards are limited by state tax law to a maximum utilization of $2,000,000 per year. The Company also has research and experimentation credit carryforwards of approximately $1,276,973, expiring between 2011 and 2020. The Company's ability to utilize its net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior or future changes in ownership and tax law.

7.  STOCKHOLDERS' EQUITY (DEFICIT)

    COMMON STOCK

    In February 1999, the Board of Directors approved a 2-for-3 reverse stock split effective simultaneously with the IPO. All common stock share data have been retroactively adjusted to reflect this change.

    In April 1999, the Company completed its IPO of 5,000,000 shares of its common stock at $21.00 per share. The proceeds to the Company, net of underwriting discounts, commissions, and offering expenses were approximately $96.5 million. Concurrent with the closing of the IPO, all outstanding shares of Series C Convertible Preferred Stock and Series B Convertible Preferred Stock automatically

                         WORLDGATE COMMUNICATIONS, INC.

7. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) converted into an equal number of shares of Class B Common Stock, and all outstanding shares of Series A Convertible Preferred Stock automatically converted into two shares of Class B Common Stock. All of the outstanding shares of Class B Common Stock then converted into Class A Common Stock. In May 1999 the Company closed on the exercise by the underwriters of their over-allotment option to purchase 750,000 additional shares of common stock at $21.00 per share. The proceeds to the Company, net of underwriting discounts, were approximately $14.6 million. Upon the completion of the IPO in April 1999, the Company repaid the loans obtained during March 1999 (see Note 5). As a result of the repayment of the loans the Company recognized a loss on the early extinguishment of debt of $1.0 million in April 1999.

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

    In December 1998, the Company sold 832,277 shares of Series C Preferred Stock for $11.00 per share for $8.6 million, net of $0.5 million of offering expenses. Upon completion of the IPO these shares were converted into shares of common stock.

    In January and February 1999, the Company sold 697,437 shares of Series C Preferred Stock at a purchase price of $11.00 per share for $7.7 million. Upon completion of the IPO these shares were converted into shares of common stock.

    WARRANTS

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

    In connection with the issuance of notes payable in March 1999 (see
Note 5), the holders of the notes received warrants to purchase up to 331,490 shares of common stock, subject to adjustment, at an exercise price of $16.50 per share, subject to adjustment. The fair value of the warrants have been accounted for as an additional discount on the notes payable. As a result of the issuance of the warrants, the Company recorded approximately $1.0 million as an additional discount of the notes payable which was the estimated fair market value of the warrant at that time.

    In August 2000, we issued warrants to the TVGateway partners as part of the TVGateway Joint Venture more fully described in Note 10. These warrants were to purchase in the aggregate up to 1,500,000 shares of common stock at a per share exercise price of $24.78 and up to 500,000 additional shares of common stock at a per share exercise price of $12.39. The warrants are subject to vesting at varying rates based on the deployment of our Internet TV service on each operator's digital cable systems.

                         WORLDGATE COMMUNICATIONS, INC.

7.  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    In November 2000, we entered into a deployment agreement with AT&T Broadband to deploy our interactive services to AT&T digital customers in Cedar Falls and Waterloo, Iowa and Tacoma, Washington. As part of this agreement, we issued warrants to AT&T to purchase up to 1,000,000 shares of our common stock at a per share exercise price of $16.02. The warrants are subject to vesting at varying rates based on the deployment of our Internet TV service on AT&T's digital cable systems.

    STOCK OPTION PLAN

    In December 1996, the Company adopted the 1996 Stock Option Plan ("1996 Plan"). This plan provides for the granting of stock options to officers, directors, employees and consultants. Grants under this plan may consist of options intended to qualify as incentive stock options ("ISO s"), or nonqualified stock options that are not intended to so qualify ("NQSOs"). The option price of any ISO will not be less than the fair market value on the date the option is granted (110% of fair value in certain instances). The option price of NQSOs may be greater than, equal to, or less than the fair market value on the date the option is granted. The 1996 plan originally authorized a maximum of 933,333 shares of common stock.

    On May 17, 1999 and May 4, 2000, the Board increased the total number of shares of common stock available under the 1996 Plan to 1,600,000 and 3,200,000 shares, respectively. On October 5, 2000, the Company's stockholders approved these increases. On February 15, 2001, the Board approved, subject to shareholder approval, an automatic annual increase of shares reserved under the 1996 Plan in an amount equal to the lesser of 4% of the then outstanding shares of the Company's common stock or 1,000,000 shares.

    The Plan is administered by a committee of the Board of Directors. The committee determines the term of each option, provided, however, that the exercise period may not exceed ten years from the date of grant, and for ISOs, in certain instances, may not exceed five years. The options granted under this plan vest ratably over a four-year period from the date of grant.

    Compensation expense of approximately $1,133,000 and $340,000 was recognized, over the four-year vesting period for certain options which were granted to employees in 1998 and 1999, respectively, at below the estimated fair value at the time of grant, to acquire 213,343 and 39,058 shares of common stock, respectively. No such options were granted during 2000. Compensation expense of approximately $204,000, $395,000 and $396,000 was recognized in 1998, 1999 and 2000, respectively related to these grants.

                         WORLDGATE COMMUNICATIONS, INC.

7.  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    If compensation expense had been determined based on the fair value of the options at the grant dates for those options for which no compensation expense has been recognized, consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                                                1998       1999       2000
                                                              --------   --------   ---------
                                                                  (DOLLARS IN THOUSANDS,
                                                                 EXCEPT PER SHARE AMOUNTS)
Net loss available to common stockholders:
    As reported.............................................  $(33,267)  $(38,125)  $ (49,597)
    Pro forma...............................................  $(33,343)  $(39,165)  $ (55,316)

Net loss per common Share:
  Basic and diluted
    As reported.............................................  $  (3.66)  $  (2.13)  $   (2.33)
    Pro forma...............................................  $  (3.66)  $  (2.19)  $   (2.49)

    Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes minimum value option valuation model. The following weighted-average assumptions were used for grants in 1998, 1999 and 2000, respectively: expected volatility of 0%, 80% and 100%; average risk-free interest rates of 5.4%, 5.3% and 6.1%; dividend yield of 0%; and expected lives of 5.9, 6 and 5.5 years. The weighted-average fair value of the options granted during the year was $3.36, $14.42 and $14.33 per option at December 31, 1998, 1999 and 2000, respectively. A summary of the Company's stock plan is presented below:

                                                       STOCK     WEIGHTED-AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                     ---------   ----------------
Outstanding, December 31, 1997.....................    369,984        $ 2.26

Granted............................................    201,248        $ 4.50
Exercised..........................................         --            --
Cancelled/forfeited................................    (15,029)         3.50
                                                     ---------
Outstanding, December 31, 1998.....................    556,203        $ 3.04

Granted............................................    707,555        $19.85
Exercised..........................................    (43,405)         2.76
Cancelled/forfeited................................    (48,768)         3.49
                                                     ---------
Outstanding, December 31, 1999.....................  1,171,585        $13.18

Granted............................................  1,736,663        $17.91
Exercised..........................................   (127,549)         2.29
Cancelled/forfeited................................   (181,266)        18.77
                                                     ---------        ------
Outstanding, December 31, 2000.....................  2,599,433        $15.99
                                                     =========        ======

                         WORLDGATE COMMUNICATIONS, INC.

7.  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                                 STOCK OPTIONS OUTSTANDING
                                                                            ------------------------------------
                                                                                         WEIGHTED-
                                                                                          AVERAGE      WEIGHTED-
                                                                                         REMAINING      AVERAGE
                                                                                        CONTRACTUAL    EXERCISE
RANGE OF EXERCISE PRICES                                                     SHARES     LIFE (YEARS)     PRICE
------------------------                                                    ---------   ------------   ---------
       $         0.75      -        $ 2.25  ..............................    193,491       6.4         $ 1.98
       $         4.50      -        $ 6.34  ..............................    820,424       9.2           5.82
       $        16.50      -        $25.00  ..............................  1,317,248       9.1          21.34
       $        27.00      -        $41.13  ..............................    268,270       9.3          30.94
                                                                            ---------
                                                                            2,599,433       8.9         $15.99
                                                                            =========

                          STOCK OPTIONS
                           EXERCISABLE
                       --------------------
                                  WEIGHTED-
                                   AVERAGE
                                  EXERCISE
RANGE OF EXERCISE PRI   SHARES      PRICE
---------------------  --------   ---------
       $         0.75  137,585     $ 1.96
       $         4.50  110,395       4.50
       $        16.50  164,992      20.20
       $        27.00   18,123      29.88
                       431,095     $10.77

    EMPLOYEE STOCK PURCHASE PLAN

    In November 1997, the Company approved and adopted an Employee Stock Purchase Plan (the "ESPP") to provide employees, directors, officers, consultants or advisors of the Company with the ability to purchase Series B Preferred Stock at $7.10 per share. During 1998, 20,000 shares of Series B Preferred Stock (13,333 shares of Class B Common Stock, post-split) were sold for $142,000. The ESPP has been discontinued.

8.  COMMITMENTS AND CONTINGENCIES

    SIGNIFICANT AGREEMENTS

    The Company has entered into various agreements in which the Company has obtained the right to use and distribute licensed software and certain proprietary technology as incorporated into the WorldGate system until September 2002 for a total of minimum subscription fees of $550,000. For the years ended December 31, 1998, 1999, and 2000, approximately $208,000, $200,000 and $155,000 has been expensed, respectively. In addition, in one of the agreements, the Company will be required to pay a maintenance service fee of $0.02 per subscriber over two million subscribers.

    LEGAL

    The Company is a party to various pending legal actions. The Company does not expect that the ultimate resolution of pending legal matters in future periods will have a material effect on its financial position or cash flows, but it could have a material effect on results of operations.

    LEASES

    The Company has entered into noncancelable operating leases for its office facilities and certain equipment.

                         WORLDGATE COMMUNICATIONS, INC.

8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The future minimum rental commitments under noncancelable capital leases and operating leases for each fiscal year ended December 31 are as follows:

                                                         CAPITAL          OPERATING
                                                          LEASES           LEASES
                                                         --------         ---------
                                                           (DOLLARS IN THOUSANDS)
FISCAL YEAR
2001...................................................      6                921
2002...................................................      2                891
2003...................................................     --                909
2004...................................................     --                927
2005...................................................     --                945
Thereafter.............................................     --              3,427
                                                           ---             ------
                                                           $ 8             $8,020
                                                                           ======
Less amounts representing interest.....................     (1)
                                                           ---
Present value of net minimum lease payments (including
  currently payable)...................................    $ 7
                                                           ===

    Total rent expense for operating leases for the years ended December 31, 1998, 1999 and 2000 amounted to approximately $555,000, $1,041,000, and
$1,361,000, respectively.

9.  RELATED PARTY TRANSACTIONS

    In 1997, the Company entered into an affiliation agreement with a cable operator who is an investor. Revenues recognized from this investor were approximately $451,000, $1,479,000 and $6,362,000 for the years ended
December 31, 1998, 1999 and 2000, respectively. Accounts receivable amounted to approximately $738,000 and $1,711,000 at December 31, 1999 and 2000,
respectively.

    In 1997, 1998, and 1999 the Company entered into agreements with investors to provide engineering and development support. As a result of these agreements, the Company has expensed approximately $4,028,000, $5,823,000 and $7,499,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Accounts payable amounted to approximately $126,000 and $12,000 at December 31, 1999 and 2000, respectively. These stockholders are suppliers of technology and components for the Company's products and services. The agreements the Company has with these investors provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company's engineering efforts. These agreements do not provide for ongoing royalties, purchase provisions, nor for any requirement to provide additional funding to the Company.

    In 1998, the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. Included in Deposits and other is $1 million related to this lease.

10.  TVGATEWAY JOINT VENTURE AND RELATED CABLE OPERATOR AGREEMENTS

    On July 24, 2000, the Company entered into multi-year agreements with four cable operators for the digital deployment of the Company's Internet on EVERY TV-SM- service to a predetermined number of households. In addition to the deployment agreements, the cable providers purchased an aggregate

                         WORLDGATE COMMUNICATIONS, INC.

10. TVGATEWAY JOINT VENTURE AND RELATED CABLE OPERATOR AGREEMENTS (CONTINUED) of 1,531,211 shares of the Company's Common Stock yielding proceeds to the Company of $24,530,000. These same cable operators were issued warrants to purchase additional shares of Common Stock which will vest at varying rates based on the deployment of the Company's Internet on EVERY TV-SM- service on the MSO's digital cable system.

    Concurrently with the above transaction, the Company formed a separate joint venture, TVGateway, LLC, with the same four cable operators. The Company licensed its patented Channel HyperLinking and Ultra-Thin Client technology to TVGateway. The licensed technology can provide the infrastructure support necessary to deploy interactive advertising and programming for the cable operator's digital set-top boxes. TVGateway also licensed Application Launcher technology from the Company that enables multiple applications to be easily interchanged in the digital set-top box. The Company is providing certain administrative services to the joint venture on a cost plus management fee basis. During 2000, charges for such services, which are included in revenue, totaled $5,344,000. Accounts receivable from TVGateway amounted to $1,035,000 at December 31, 2000. WorldGate is accounting for its investment in the joint venture under the equity method. For the twelve months ended December 31, 2000, WorldGate recorded a loss of $1,250,000 for this investment.

    Concurrent with the consummation of the multi-year agreements with four cable operators noted above, the Company entered into a noncancelable supply agreement with the cable operators whereby the Company agreed to supply these cable operators, on a pro rata basis, products that pertain to the development and deployment of the WorldGate service. The Company has recorded a liability of $5,110,000 for the anticipated cost of satisfying this obligation. For the twelve months ended December 31, 2000, WorldGate recorded $77,000 against this liability.

11.  DIGITAL VIDEO ART, INC. ACQUISITION

    On April 28, 2000, the Company completed the acquisition of Digital Video Art, Inc. ("DVA"), a Campbell, California based engineering services operation providing out-sourced product development, with expertise in digital television and 3D graphics. The acquisition was recorded under the purchase method of accounting. Goodwill associated with the DVA acquisition is being amortized on a straight-line basis over ten years.

    The total purchase consideration of $3,977,000 consisted of approximately 119,000 shares of Common Stock with a value of $2,500,000, assumption of obligations totaling $1,332,000, and acquisition costs of $145,000. The purchase consideration of the acquired assets and assumed liabilities were allocated based on fair values as follows:

Assets acquired.............................................  $  582,000
Liabilities assumed.........................................    (213,000)
Goodwill....................................................   3,608,000
                                                              ----------
Total purchase consideration................................  $3,977,000
                                                              ==========

    In addition, the purchase agreement between the Company and DVA provided for the payment of contingent consideration in shares of Common Stock in accordance with a specified formula if certain criteria with respect to the retention of the former management and employees of DVA are met over future periods ranging from one to three years. Contingent consideration in shares of Common Stock or cash up to a maximum amount of $4,174,000 payable no later than November 2001. This

                         WORLDGATE COMMUNICATIONS, INC.

11. DIGITAL VIDEO ART, INC. ACQUISITION (CONTINUED) contingency became determinable during the fourth quarter of 2000 due to a provision in the purchase agreement related to the Company's stock price and the Company expensed the related contingent consideration as compensation in engineering and development expense.

    The Company has guaranteed that the consideration for the acquisition will not be less than the amount that was agreed to based on the Company's share price immediately prior to the close of the transaction or the respective anniversary dates. In the event the aggregate amount of proceeds received in consideration as part of the DVA acquisition is less than the amount of consideration guaranteed under the terms of the merger agreement, the Company is obligated to pay cash or issue additional shares in an amount equal to the difference between the amount of guaranteed consideration and the value of the stock at the date consideration is provided.

    The pro forma results of operations for DVA for the twelve months ended December 31, 2000 and 1999, were not significant.

12.  EMPLOYEE BENEFIT PLAN

    In 2000, the Company established a Retirement Savings Plan that is funded by the participant's salary reduction contributions. All employees of the Company are eligible to participate in the plan upon joining the Company. The plan is intended to permit any eligible employee who wishes to participate to contribute up to 12% of the employee's compensation on a before-tax basis under
Section 401(k) of the Internal Revenue Code, subject to certain limitations. The plan provides for discretionary Company matching contributions that are to be made in proportion to each employee's contribution as well as discretionary Company profit-sharing contributions, subject to certain limitations. Discretionary Company matching contributions and profit-sharing contributions vest based upon the employee's length of service and are payable upon an employee's retirement, death, disability or termination of employment or, under specified circumstances, upon an employee's immediate and heavy financial emergency. Contributions are invested, in such proportions as the employee may elect in any of 10 mutual investment funds. In 2000, the Company made no discretionary profit-sharing contributions to the plan.

13.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Cash paid for interest......................................   $   96     $  121     $   72
                                                               ======     ======     ======
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion on preferred stock................................   $6,145     $2,475     $   --
Issuance of warrant related to note payable.................       --      1,031         --
Conversion of preferred stock to common stock...............       --     59,342         --
Conversion of warrants to purchase preferred stock for
  warrants to purchase common stock.........................       --        881         --
Issuance of common stock for Acquisition of business........       --         --      2,500
Issuance of notes payable for acquisition of business.......       --         --      1,332
Establishment of contractual obligation related to equity
  financing.................................................       --         --      5,110

                         WORLDGATE COMMUNICATIONS, INC.

14. QUARTERLY DATA (UNAUDITED):

                                                            FOURTH     THIRD      SECOND     FIRST
                                                           --------   --------   --------   --------
                          2000
Net revenues.............................................    7,472      6,618      3,576      1,573
Loss from continuing operations..........................  (14,991)   (13,106)   (11,746)   (11,994)
Net loss.................................................  (14,887)   (12,893)   (10,984)   (10,833)
Basic and diluted loss per common share:
  Loss from continuing operations........................    (0.64)     (0.58)     (0.54)     (0.56)
  Net loss...............................................    (0.64)     (0.57)     (0.51)     (0.50)

                          1999
Net revenues.............................................    2,678      1,626        741        549
Loss from continuing operations..........................  (11,816)   (10,718)    (9,044)    (6,142)
Extraordinary item.......................................       --         --     (1,019)        --
Net loss.................................................  (10,770)    (9,530)    (9,153)    (6,197)
Accretion on preferred stock.............................       --         --       (364)    (2,111)
Net loss available to common shareholders................  (10,770)    (9,530)    (9,517)    (8,308)
Basic and diluted loss per common share:
  Loss from continuing operations........................    (0.55)     (0.50)     (0.47)     (0.67)
  Extraordinary item.....................................       --         --      (0.05)        --
  Net loss(1)............................................    (0.50)     (0.44)     (0.49)     (0.91)

------------------------

(1) For purposes of computing net loss per common share amounts, net loss has been reduced by the accretion on preferred stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    As of December 31, 2000 the executive officers and directors were as follows:

NAME                                 AGE                             POSITION(S)
----                               --------   ----------------------------------------------------------
Hal M. Krisbergh(1)                   53      Chairman of the Board of Directors and Chief Executive
                                              Officer

James V. Agnello                      47      Vice President, Chief Financial Officer

Joseph E. Augenbraun                  36      Senior Vice President, Engineering

Randall J. Gort                       51      Vice President, General Counsel and Secretary

Gerard K. Kunkel                      42      Senior Vice President, Sales and Marketing

Peter C. Mondics                      47      Senior Vice President, General Manager-TVGateway

Kenneth P. Nimmer                     61      Vice President, Consumer Marketing

David E. Wachob                       46      Director, Vice President and General Manager

Richard Westerfer                     42      Senior Vice President, Operations

Thomas G. Baxter(2)                   54      Director

Alan Gerry(1)                         72      Director

Clarence L. Irving, Jr.(2)            45      Director

Ronald A. Walter(1)                   58      Director

------------------------

(1) Member of Compensation Committee

(2) Member of Audit Committee

    HAL M. KRISBERGH has been with WorldGate since its inception in March 1995. From September 1981 to September 1994, Mr. Krisbergh was an executive officer of General Instrument. Mr. Krisbergh served as President of General Instrument's Communications Division and, for the past 15 years, has been a well known figure in the cable industry. He is a recognized leader in the development of addressable cable boxes, impulse pay-per-view, opto-electronics and digital audio technologies. In 1991, Mr. Krisbergh received cable television's prestigious Vanguard award. Prior to joining General Instrument, Mr. Krisbergh was employed by W. R. Grace & Co., Deloitte & Touche and Raytheon Company.

    JAMES V. AGNELLO joined WorldGate in April 2000. Mr. Agnello is a Certified Public Accountant and for the past eighteen years prior to joining WorldGate, he has held a variety of financial management positions with SmithKline Beecham Corporation, including: from November 1990 to February 2000 as Vice President-Controller for the company's Clinical Laboratory division, from January 1986 to November 1990 as Finance Director/Regional Controller, Southeast Region, from March 1985 to January 1986 as Manager, Financial Planning, Northeast Region, and from August 1982 to March 1985 as Internal Auditor. From August 1977 to August 1982, he held a variety of positions with the public accounting firm of Touche Ross & Co. (now Deloitte and Touche).

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

    GERARD K. KUNKEL joined WorldGate in February 1997. Mr. Kunkel is responsible for domestic sales and marketing as well as the development and deployment of WorldGate's CHANNEL HYPERLINKING-SM- business and technology. From May 1995 to February 1997, Mr. Kunkel was President of Broadband Applications Development Company. From March 1993 to April 1995, he served as Vice President, Product Development of StarNet, Inc. From June 1991 to March 1993, Mr. Kunkel was President of The Kunkel Group. From May 1984 to June 1991, Mr. Kunkel was Director of Design and Electronic Publishing for PC MAGAZINE. For the period 1977 through 1984, Mr. Kunkel was an award winning art director for various New York City based magazines.

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

    KENNETH P. NIMMER has served WorldGate as a consultant since its inception in March 1995, and became an employee of WorldGate in March 1999. Mr. Nimmer is responsible for Consumer Marketing and Customer Support. From January 1985 to March 1997, Mr. Nimmer was an executive at General Instrument where he co-developed programming enterprises such as Cable Video Store, Cable Catalog Store, Cine Canal and Movie Choice. Prior to General Instrument, from
February 1983 to January 1985, Mr. Nimmer was a co-founder and Senior Vice President and General Manager of the Nostalgia Network, now known as Good Life Television. Prior

    DAVID E. WACHOB has served as Vice President, General Manager and director of WorldGate since its inception in 1995. Between 1991 and 1995, Mr. Wachob was President of Network Resources Incorporated, an independent consulting company for the cable, cellular, telecommunications and consumer electronics industries. From June 1988 to September 1991, Mr. Wachob was Director of Advanced Technologies for General Instrument where he managed strategic planning, market research, technical assessment and business development of advanced technologies for the cable television industry. Mr. Wachob's other positions with General Instrument included, from July 1986 to June 1988, Manager of Product Support Engineering, and from November 1984 to July 1986, Radio Frequency Systems Engineer.

    RICHARD WESTERFER has served as Senior Vice President, Operations, since December 2000. Mr. Westerfer served as Vice President, Engineering for the Company from February 2000 to December 2000. From 1979 to 1999, Mr. Westerfer served as the Senior Director of Engineering for General Instruments.

    THOMAS G. BAXTER has been a member of WorldGate's board of directors since July 1998. Mr. Baxter has been the President of Audible, Inc., a publicly traded company that provides spoken word audio to users via the Internet, since February 2000. Mr. Baxter was an operating partner in the investment banking firm of Evercore Partners from 1998 to February 2000. Mr. Baxter is a director of Dycom Industries, Inc. From January 1990 to January 1998, Mr. Baxter served as President of Comcast's cable subsidiary, Comcast Cable Communications, Inc., the nation's fifth largest cable television operation at that time. Mr. Baxter was also responsible for the operations of Comcast's telephone and cable systems in the United Kingdom. Prior to joining Comcast Mr. Baxter held executive positions with Cablevision Systems Corporation and Time Warner Entertainment Company, Inc.

    ALAN GERRY has been a member of WorldGate's board of directors since
April 1997. In 1996, Mr. Gerry founded Granite Associates, L.P., a private investment company, and serves as its Chairman and Chief Executive Officer.
Mr. Gerry was the founder, and for at least the last 3 years prior to 1996, he was the Chairman and Chief Executive Officer of Cablevision Industries Corporation, the eighth largest multiple system operator in the United States, with over 1.3 million subscribers at the time of its merger with Time
Warner Inc. in 1996. Mr. Gerry has been the recipient of numerous awards and citations including the cable television industry's prestigious Vanguard Award for Distinguished Leadership, which he received in 1995. Mr. Gerry is a veteran of the U.S. Marine Corps.

    CLARENCE L. IRVING, JR. has been a member of WorldGate's board of directors since July 2000. Mr. Irving is a Co-Founder of UrbanMagic and has been its Senior Manager since January 2000. He has been President and Chief Executive Officer of Irving Information Group, a consulting services firm, since
October 1999 and has served as a director of Covad Communications Group, Inc. since April 2000. Mr. Irving served as Assistant Secretary of Commerce to the United States Department of Commerce from June 1993 to October 1999.

    RONALD A. WALTER has been a member of WorldGate's board of directors since April 1998. Mr. Walter is Executive Vice President of Citigroup
Investments Inc., and has been a senior officer of Citibank, N.A. since
May 1979. He serves as Director of Investments for Citicorp's proprietary long-term equity investment program and manages the investment program for the assets supporting Citigroup's employee benefit programs. His previous experience with Citicorp includes serving as Secretary of Citicorp's Finance Committee, Head of Strategic Analysis and Chief Financial Officer for the company's equipment finance and leasing business.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based solely on our review of those documents received by us, and written representations, if any, received from reporting persons with respect to the filing of reports on Form 3, 4 and 5, we believe that all filings required to be made by the reporting persons for fiscal year 2000 were made on a timely basis with the exception of a late filing on Form 4 for Mr. Mondics and Mr. Irving.

ITEM 11. EXECUTIVE COMPENSATION.

    The following table sets forth information concerning compensation paid with respect to our chief executive officer and four other most highly compensated officers who were serving as such as of December 31, 2000, each of whose aggregate compensation for fiscal 2000 exceeded $100,000, for services rendered in all capacities for us and our subsidiaries.

                           SUMMARY COMPENSATION TABLE
                           FISCAL YEARS 2000 AND 1999

                                                                               LONG TERM COMPENSATION
                                                                                       AWARDS
                                                                             --------------------------
                                                       ANNUAL COMPENSATION   SECURITIES
                                                       -------------------   UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION                   YEAR      SALARY     BONUS     OPTIONS (#)   COMPENSATION
---------------------------                 --------   --------   --------   -----------   ------------
Hal M. Krisbergh..........................    1998     $320,250   $144,113         --              --
  Chairman and                                1999     $339,465   $152,759         --              --
  Chief Executive Officer                     2000     $337,080   $148,769     20,000              --

Peter C. Mondics..........................    1998     $159,375   $ 47,813         --              --
  Vice President                              1999     $168,945   $ 50,683     23,333              --
  Affiliate Sales and Marketing               2000     $175,638   $ 52,551     40,000         $63,583(1)

Gerard K. Kunkel..........................    1998     $147,140   $ 44,142         --              --
  Senior Vice President                       1999     $165,273   $ 49,582     38,333              --
  Sales and Marketing                         2000     $175,280   $ 61,348     24,000              --

David E. Wachob...........................    1998     $149,450   $ 44,835         --              --
  Vice President and                          1999     $161,254   $ 48,376     58,333              --
  General Manager                             2000     $177,660   $ 53,298     24,000              --

Joseph E. Augenbraun......................    1998     $139,584   $ 34,898         --              --
  Senior Vice President                       1999     $148,731   $ 42,932     53,333              --
  Engineering                                 2000     $177,660   $ 53,298     22,000              --

------------------------

(1) One time bonus as part of sign-on bonus agreement.

    We have established a bonus plan which provides for the payment of bonuses to executive officers and other employees based upon the performance of WorldGate, the performance of the business division of which the officer or employee is a member and the performance of the officer or employee. Under this plan, we generally assess the prior year's performance and makes bonus payments during the first calendar quarter of each year.

    We maintain key man insurance policies in the amounts of $3.0 million on Mr. Krisbergh.

    We have a Retirement Savings Plan that is funded by the participants' salary reduction contributions. All our employees are eligible to participate in the plan upon joining WorldGate. The plan is intended to permit any eligible employee who wishes to participate to contribute up to 12% of the employee's compensation on a before-tax basis under Section 401(k) of the Internal Revenue Code, subject to certain limitations. The plan provides for discretionary Company matching contributions that are to be made in proportion to each employee's contribution as well as discretionary Company profit-sharing contributions, subject to certain limitations. Discretionary Company matching contributions and profit-sharing contributions vest based upon the employee's length of service and are payable upon an employee's retirement, death, disability or termination of employment or, under specified circumstances, upon an employee's immediate and heavy financial emergency. Contributions are invested, in such proportions as the employee may elect in any of 10 mutual investment funds. In 2000, the Company made no discretionary profit-sharing contributions to the plan.

    In addition to salary and bonus compensation, we have a stock option plan, the WorldGate 1996 Stock Option Plan. The Option Plan provides for the granting of awards to such officers, other employees, consultants and directors of WorldGate and our affiliates as the Compensation Committee may determine from time to time. Generally, outstanding options vest in equal installments over a four-year period, but in no event may an option be exercised more than ten years following the date of its grant, subject to acceleration in the event of some changes of control of WorldGate. On October 5, 2000, our shareholders approved an increase in the total number of our shares of common stock available under the plan to 3,200,000. On February 15, 2001, the Board approved, subject to shareholder approval, an automatic annual increase of shares reserved under the 1996 Plan in an amount equal to the lesser of 4% of the outstanding shares of the Company's common stock or 1,000,000 shares.

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

    The purchase price per share payable upon the exercise of an option (the "option exercise price") will be established by the Compensation Committee, provided, however, that Incentive Stock Options may not have an option exercise price less than the fair market value of a share of common stock on the date of grant. The option exercise price is payable by any one of the following methods or a combination thereof, to the extent permitted by the Compensation Committee:

    - in cash or by check or wire transfer,

    - subject to the approval of the Compensation Committee, in common stock owned by the participant for at least six months prior to the date of exercise and valued at their fair market value on the effective date of such exercise, or

    - subject to the approval of the Compensation Committee, by such other provision as the Compensation Committee may from time to time authorize.

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

    On February 15, 2001, our Board of Directors adopted the WorldGate 2001 Employee Stock Purchase Plan. The Stock Purchase Plan provides our eligible employees with the opportunity to periodically acquire shares of our common stock through payroll deductions. In general, the Stock Purchase Plan provides that:

    - each employee who has completed six months of continuous employment with WorldGate is eligible to participate in the Stock Purchase Plan so long as the employee customarily works at least 20 hours per week and 5 months per year;

    - participants in the Stock Purchase Plan are permitted to contribute up to fifteen percent of their compensation towards the purchase of our common stock;

    - at the end of each calendar quarter, the contributions of the participants are used to purchase shares of our common stock at the lower of eighty-five percent of the market price of our common stock: (i) at the beginning of each calendar quarter or (ii) at the end of each calendar quarter;

    - shares of our common stock which are purchased under the Stock Purchase Plan are not transferable by the participant until at least nine months has elapsed from the acquisition of the shares;

    - a maximum of 750,000 shares of our common stock (plus an annual increase of 375,000 shares) may be purchased in the aggregate by participants in the Stock Purchase Plan; and

    - our Board of Directors has the power and authority to administer the Stock Purchase Plan and may, subject to certain limitations suspend, revise, terminate or amend the Stock Purchase Plan.

    In order to provide participants in the Stock Purchase Plan with the opportunity to realize all of the tax benefits under Section 423 of the Internal Revenue Code, we will submit the Stock Purchase Plan to our stockholders for their approval at the next annual meeting of stockholders.

    The following table presents information regarding options granted to our named executive officers during fiscal 2000 to purchase shares of our Common Stock. In accordance with SEC rules, the table shows the hypothetical "gains" or "option spreads" that would exist for the respective options based on assumed rates of annual compound stock price of 5% and 10% from the date the options were granted over the full option term.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                      POTENTIAL REALIZABLE
                                                 INDIVIDUAL GRANTS                      VALUE AT ASSUMED
                                ---------------------------------------------------      ANNUAL RATES OF
                                 NUMBER OF      % OF TOTAL                                 STOCK PRICE
                                 SECURITIES    OPTIONS/SARS   EXERCISE                  APPRECIATION FOR
                                 UNDERLYING     GRANTED TO    OR BASE                      OPTION TERM
                                OPTIONS/SARS   EMPLOYEES IN    PRICE     EXPIRATION   ---------------------
NAME                             GRANTED(#)    FISCAL YEAR     ($/SH)       DATE        5%($)      10%($)
----                            ------------   ------------   --------   ----------   ---------   ---------
Hal M. Krisbergh .............     20,000            1.2%     $ 21.57      5/04/10     271,305     687,541
  Chairman and Chief Executive
  Officer

Peter C. Mondics .............     10,000            2.4%     $ 21.57      5/04/10     135,653     343,770
  Vice President, Affiliate        30,000                     $6.3437     12/08/10     119,686     303,307
  Sales and Marketing

Gerard K. Kunkel .............     12,000            1.4%     $ 21.57      5/04/10     162,783     412,524
  Senior Vice President, Sales     12,000                     $6.3437     12/08/10      47,874     121,322
  and Marketing

David E. Wachob ..............     12,000            1.4%     $ 21.57      5/04/10     162,783     412,524
  Director, Vice President and     12,000                     $6.3437     12/08/10      47,874     121,322
  General Manager

Joseph E. Augenbraun .........     10,000            1.3%     $ 21.57      5/04/10     135,653     343,770
  Senior Vice President,           12,000                     $6.3437     12/08/10      47,874     121,322
  Engineering

    The following table shows the number of shares of common stock subject to exercisable and unexercisable stock options held by each of the named executive officers as of December 31, 2000. The table also reflects the values of such options based on the positive spread between the exercise price of such options and $3.8125, which was the per share closing sales price reported on the Nasdaq National Market on December 29, 2000.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION SAR VALUES

                                                                 NUMBER OF SECURITIES   VALUE OF UNEXERCISED
                                                                      UNDERLYING            IN-THE-MONEY
                                                                 UNEXERCISED OPTIONS/     OPTIONS/SARS AT
                                          SHARES       VALUE     SARS AT FISCAL YEAR    FISCAL YEAR END ($)
                                       ACQUIRED ON    REALIZED   END (#) EXERCISABLE/       EXERCISABLE/
NAME                                   EXERCISE (#)     ($)         UNEXERCISABLE          UNEXERCISABLE
----                                   ------------   --------   --------------------   --------------------
Hal M. Krisbergh.....................          --           --           0/20,000                    0/0
  Chairman and Chief
  Executive Officer

Peter C. Mondics.....................      24,999            0      26,252/77,082          33,794/13,020
  Vice President, Affiliate                16,666            0
  Sales and Marketing

Gerard K. Kunkel.....................       4,000     $ 58,240      46,584/82,748          50,000/23,436
  Senior Vice President,                    5,000     $153,450
  Sales and Marketing

David E. Wachob......................          --           --      13,334/63,999                    0/0
  Director, Vice President and
  General Manager

Joseph E. Augenbraun.................          --           --      13,333/62,000                    0/0
  Senior Vice President, Engineering

COMPENSATION OF DIRECTORS

    We have adopted a new director compensation plan commencing on fiscal 2001. Pursuant to the new director plan, non-employee directors, currently
Messrs. Baxter, Gerry, Irving and Walter, will receive an annual stock grant of 6,500 shares, vesting in equal amounts over four years, issued at the fair market value on the date of grant, and a stipend of $1,000 for each board or committee meeting the director attends in person. We will continue to reimburse non-employee directors for reasonable travel expenses for attending board or committee meetings.

    Prior to the adoption of the new director plan, on March 17, 1999, we granted to Mr. Baxter options to purchase 3,333 shares of common stock at an exercise price of $16.50 per share, and on July 26, 2000, we granted to Mr. Irving options to purchase 25,000 shares of common stock at an exercise price of $28.375 per share. Mr. Baxter's and Mr. Irving's options will vest in four equal installments on the anniversary of the grant date. Other than Messrs. Baxter, Gerry, Irving and Walter, no other board member was reimbursed for his travel and other expenses or compensated for his service on the board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation and Stock Option Committee (the "Compensation Committee") is currently composed of Messrs. Krisbergh, Gerry and Irving. The Compensation Committee makes recommendations to the board concerning the compensation and benefits programs for its directors, officers and employees, including all options granted under the Company's option plan. With the exception of Mr. Krisbergh, no member of the Compensation Committee is an officer or employee of the Company. Mr. Krisbergh does not, however, participate in the determination of his own compensation.

REPORT OF COMPENSATION AND STOCK OPTION COMMITTEE ON
  EXECUTIVE COMPENSATION

              REPORT OF COMPENSATION AND STOCK OPTION COMMITTEE ON
                             EXECUTIVE COMPENSATION

    This report by the Compensation Committee of the Board of Directors (the "Committee") discusses the Committee's compensation objectives and policies applicable to the Company's executive officers. The report reviews the Committee's policy generally with respect to the compensation of all executive officers as a group for fiscal 2000 and specifically reviews the compensation established for the Company's Chief Executive Officer as reported in the Summary Compensation Table. Other than Mr. Krisbergh, the Committee is composed entirely of non-employee directors of the Company. The Committee also administers the Company's Stock Option Plan and Employee Stock Purchase Plan.

COMPENSATION PHILOSOPHY

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

    The base salaries, targeted bonus amounts and number of stock options established for or granted to the Company's executive officers for 2000 are based, in part on the Committee's understanding of compensation amounts and forms paid to persons in comparable roles performing at comparable levels at other companies in the same or related industries. Such amounts however, mainly reflect the subjective discretion of the members of the Committee based on the evaluation of the Company's current and anticipated future performance and the contribution of the individual executive officers to such performance, the contribution of the individual executive officers to the Company in areas not necessarily reflected by the Company's performance..

BASE SALARIES

    The base salaries for the Company's senior executive officers for 2000 were established subjectively by the Committee based on the market environment and the Company's need to attract and retain key personnel for whom the Company must compete against larger, more established companies.

SHORT-TERM ANNUAL BONUSES

    Annual bonuses established for the executive officers are intended to provide an incentive for improved performance in the short term. The Committee establishes target bonus levels at the beginning of the year based on predetermined goals with respect to individual, department and Company performance.

LONG-TERM INCENTIVE COMPENSATION

    The Company's long-term incentive compensation plan for its senior executive officers, administered through the Company's stock option plan, promotes ownership of the Company's Common Stock, which, in turn, provides a common interest between the shareholder of the Company and the executive officers of the Company. Options granted to executive officers under the plan have an exercise price equal to the fair market value of the shares on the date of grant, an exercise period of ten years and generally vest over four years. The number of options granted to executive officers is determined by the Committee, which is charged with administering the stock option plan.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

    During fiscal year 2000, Mr. Krisbergh's base salary was not increased. Mr. Krisbergh requested that the Committee consider allowing him to forego a salary increase for the year, and the Committee agreed.

    Mr. Krisbergh also had an opportunity to earn additional incentive pay under the Company's short-term annual bonus program, based on his performance against qualitative objectives. The Committee approved payment of $148,769 based on excellent performance, and the grant of 20,000 options to purchase common stock. The options were granted on May 4, 2000 at $21.57 per share and vest in four equal installments on the anniversary of the grant. In reaching its decision, the Committee noted the Company's completion of the TVGateway, LLC joint venture, the Digital Video Art, Inc. acquisition, the introduction of CableWare 2000, successful system rollouts of the Company's various products, strengthening of already excellent relations with major customers and the financial community, adding new, significant customers, such as AT&T Broadband, and actions to further develop organizational and individual competencies.

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

                                          Respectfully submitted,

                                          Compensation Committee
                                          Hal M. Krisbergh
                                          Alan Gerry and
                                          Clarence L. Irving, Jr.

                 COMPARISON OF 20 MONTH CUMULATIVE TOTAL RETURN
   AMONG WORLDGATE COMMUNICATIONS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                    THE NASDAQ TELECOMMUNICATIONS INDEX AND
                               THE INTERNET INDEX

PERFORMANCE GRAPH

    The following indexed line graph indicates the Company's total return to stockholders from April 15, 1999, the date on which the Company's Common Stock began trading on the Nasdaq National Market, to December 31, 2000, as compared to the total return for the Nasdaq Stock Market--US Index, the Nasdaq Telecommunications Index and the Chase H & Q Internet Index for the same period. The calculations in the graph assume that $100 was invested on April 15, 1999, in each of the Company's Common Stock and each index and also assume dividend reinvestment.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                                4/15/99  DEC-99  DEC-00
WORLDGATE COMMUNICATIONS, INC.      100  139.89   11.21
NASDAQ STOCK MARKET (U.S.)          100  161.94   97.46
NASDAQ TELECOMMUNICATIONS           100  131.34   56.48
JP MORGAN H & Q INTERNET 100        100  181.82   69.96

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information as of March 19, 2001 regarding beneficial ownership of our common stock by the following persons:

    - each person who is known to us to own beneficially more than 5% of the outstanding shares of common stock,

    - each director of WorldGate,

    - each executive officer of WorldGate named in the executive compensation table above, and

    - all directors and executive officers of WorldGate as a group.

    Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares, subject to applicable community property laws. Shares of common stock subject to options or warrants exercisable within 60 days of March 19, 2001 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the mailing address of the beneficial owners is 3190 Tremont Avenue, Suite 100, Trevose, Pennsylvania 19053.

                                                            NUMBER OF SHARES OF COMMON   PERCENT OF
NAME OF BENEFICIAL OWNER                                     STOCK BENEFICIALLY OWNED    OWNERSHIP
------------------------                                    --------------------------   ----------
Hal M. Krisbergh(1).......................................           5,935,266              25.31%
Capital Guardian Trust Company............................           1,177,600               5.02
Gerard K. Kunkel(2).......................................              59,583                  *
Peter C. Mondics(3).......................................              81,609                  *
Joseph E. Augenbraun(4)...................................             283,709               1.21
David E. Wachob(5)........................................             375,564               1.60
Thomas G. Baxter(6).......................................               5,500                  *
Alan Gerry................................................             185,666                  *
Clarence L. Irving, Jr....................................                  --                  *
Ronald A. Walter..........................................                  --                  *
All current directors and executive officers as a group
  (13 persons)(7).........................................           7,296,943              30.82%

------------------------

*   Less than 1% of the outstanding Common Stock.

(1) Includes (a) options to purchase 5,000 shares of common stock, (b) 15,237 shares of common stock held by Mr. Krisbergh as custodian for his minor child and (c) 15,237 shares of common stock held by Mr. Krisbergh's wife as custodian for their minor child. Mr. Krisbergh disclaims beneficial ownership of the shares owned by his minor child. Also includes (a) 768,042 shares of common stock held in two grantor retained annuity trusts of which Mr. Krisbergh is the trustee and (b) 768,042 shares of common stock held in two grantor retained annuity trusts of which Mrs. Krisbergh is the trustee.

(2) Includes options to purchase 59,583 shares of common stock.

(3) Includes 2,666 shares of common stock held by Mr. Mondics' minor child and options to purchase 15,418 shares of common stock.

(4) Includes options to purchase 19,167 shares of common stock.

(5) Includes 4,000 shares of common stock held by Mr. Wachob as custodian for his minor son and daughter and options to purchase 19,667 shares.

(6) Includes 500 shares owned by a trust of which Mr. Baxter is a trustee and options to purchase 5,000 shares.

(7) Includes (a) options to purchase 233,919 shares of common stock and
    (b) 1,633,193 shares of common stock owned by family members or affiliates of some members of the group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    STOCKHOLDERS' AGREEMENT. Certain stockholders of WorldGate, including Messrs. Krisbergh and Wachob, and some other management personnel of WorldGate, are parties to a stockholders' agreement. Pursuant to the stockholders' agreement certain stockholders had the right to appoint members to our board of directors as follows:

    - Hal M. Krisbergh designated David E. Wachob, Alan Gerry and Thomas G. Baxter,

    - Motorola designated Graham Pattison, who has since resigned as a member of our board of directors in connection with his resignation from Motorola,

    - the investors who purchased our Series A Convertible Preferred Stock, other than Motorola, designated Marcia J. Hooper, who has since resigned as a member of our board of directors, and

    - the investors who purchased our Series B Convertible Preferred Stock designated Ronald A. Walter to our board of directors.

    The material provisions of the stockholders' agreement, including the right to designate members of our board of directors, terminated upon the consummation of our initial public offering in April 1999, except for the registration rights provided in the stockholder's agreement. Our Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock converted in our common stock upon the consummation of our initial public offering.

                                    PART IV

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

    2.  FINANCIAL STATEMENT SCHEDULE

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of WorldGate Communications, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated February 16, 2001 appearing in the 2000 Annual Report to Shareholders of WorldGate Communications, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in
Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PriceWaterhouseCoopers LLP

Philadelphia, PA
February 16, 2001

                         WORLDGATE COMMUNICATIONS, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                    ADDITIONS    DEDUCTIONS
                                                       BALANCE AT   CHARGED TO   CREDITED TO    BALANCE
                                                       BEGINNING     COST AND     COSTS AND    AT END OF
                                                        OF YEAR      EXPENSES     EXPENSES       YEAR
                                                       ----------   ----------   -----------   ---------
($000 Omitted)
Allowance for doubtful accounts:
  Year ended December 31, 1998
  Year ended December 31, 1999                               --          150                       150
  Year ended December 31, 2000                              150        1,300                     1,450
  Valuation Allowance for Deferred Tax Assets:
  Year ended December 31, 1998                            6,431        8,748                    15,179
  Year ended December 31, 1999                           15,179       11,587                    26,766
  Year ended December 31, 2000                           26,766       20,937                    47,703

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    3.  EXHIBITS.

    The following is a list of exhibits filed as a part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated herein by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for those situations where the exhibit number was the same as set forth below.

       EXHIBIT                                  DESCRIPTION
---------------------   ------------------------------------------------------------
         3.1            Amended and Restated Certificate of Incorporation.(1)

         3.2            Amended and Restated Bylaws.(1)

        10.1            Lease Agreement dated October 7, 1998 between WorldGate and
                        Balanced Capital LLC, as amended by First Amendment to Lease
                        Agreement dated December 7, 1998 between WorldGate and
                        Balanced Capital LLC, as further amended by Second Amendment to Lease Agreement dated December 17, 1998 between WorldGate and Balanced Capital LLC.(2)

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

        10.6            Affiliation Agreement dated November 7, 1997 between Charter and WorldGate. (2)(3) (filed as Exhibit 10.9 to the IPO
                        Registration Statement)

        10.7            Agreement dated June 15, 1998 between WorldGate and Thomas
                        R. Baxter. (2) (filed as Exhibit 10.15 to the IPO
                        Registration Statement)

       EXHIBIT                                  DESCRIPTION
---------------------   ------------------------------------------------------------
        10.8            First Amended and Restated Stockholders' Agreement dated
                        September 2, 1998 among WorldGate and the stockholders
                        identified therein. (2) (filed as Exhibit 10.16 to the IPO
                        Registration Statement)

        10.9            Amendment to First Amended and Restated Stockholders'
                        Agreement dated July 21, 2000 among WorldGate and the stockholders identified therein.*

        10.10           Amended and Restated 1996 Stock Option Plan, as amended.*

        10.11           2001 Employee Stock Purchase Plan.*

        10.12           TVGateway Management Agreement dated as of July 24, 2000, by and between TVGateway, LLC and WorldGate Service, Inc.*(4)

        21.1            Subsidiaries.*

        23.1            Consent of PricewaterhouseCoopers LLP.*

        24.1            Power of Attorney. (included in signature page)

------------------------

  * Filed herewith.

 (1) Incorporated by reference to the exhibits to the Company's Form 10-Q Report for the quarter ended March 31, 1999.

 (2) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-71997) (the "IPO Registration Statement").

 (3) Portions of this exhibit have been omitted pursuant to a request for confidential treatment which has been previously granted by the Commission.

 (4) Confidential treatment requested. Portions of this exhibit has been omitted pursuant to a request for confidential treatment.

(B) REPORTS ON FORM 8-K

    None.

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

                        NAME                                    CAPACITY                   DATE
                        ----                                    --------                   ----
                                                       Chairman of the Board and
                /s/ HAL M. KRISBERGH                     Chief Executive Officer
     -------------------------------------------         (principal executive         March 30, 2001
                  Hal M. Krisbergh                       officers)

                                                       Vice President and Chief
                /s/ JAMES V. AGNELLO                     Financial Officer
     -------------------------------------------         (principal financial and     March 30, 2001
                  James V. Agnello                       accounting officer)

                 /s/ DAVID E. WACHOB
     -------------------------------------------       Director, Vice President       March 30, 2001
                   David E. Wachob                       and General Manager

                /s/ THOMAS G. BAXTER
     -------------------------------------------       Director                       March 30, 2001
                  Thomas G. Baxter

                        NAME                                    CAPACITY                   DATE
                        ----                                    --------                   ----
                   /s/ ALAN GERRY
     -------------------------------------------       Director                       March 30, 2001
                     Alan Gerry

               /s/ CLARENCE L. IRVING
     -------------------------------------------       Director                       March 30, 2001
               Clarence L. Irving, Jr.

                /s/ RONALD A. WALTER
     -------------------------------------------       Director                       March 30, 2001
                  Ronald A. Walter

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------   ------------------------------------------------------------
 10.9     Amendment to First Amended and Restated Stockholders'
          Agreement dated July 21, 2000 among WorldGate and the
          stockholders identified therein.

 10.10    Amended and Restated 1996 Stock Option Plan, as amended.

 10.11    2001 Employee Stock Purchase Plan.

 10.12 TVGateway Management Agreement dated as of July 24, 2000, by and between TVGateway, LLC and WorldGate Service, Inc.

 21.1     Subsidiaries.

 23.1     Consent of PricewaterhouseCoopers LLP.