Form 10-Q
period 2001-03-31
WORLDGATE COMMUNICATIONS INC
filed 2001-05-15
CIK 1030058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            -------------------------

                                    FORM 10-Q

Mark One
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarterly Period Ended March 31, 2001.

                                       or

/_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the Transition Period From __________ To __________ .


                        Commission file number: 000-25755


                         WORLDGATE COMMUNICATIONS, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                            23-2866697
       ----------------------           ------------------------------------
      (State of Incorporation)          (I.R.S. Employer Identification No.)


                      3190 Tremont Avenue
                     Trevose, Pennsylvania                 19053
              -----------------------------------------  ----------
               (Address of Principal Executive Offices)  (Zip Code)

                                 (215) 354-5100
              -----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of May 10, 2001, there were 23,450,098 shares of common stock, par value $.01 per share, outstanding.

                         WORLDGATE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements and Supplementary Data .....................     Page 3
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................     Page 8
Item 3.   Quantitative and Qualitative Disclosures about Market Risk ......     Page 10

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings ...............................................     Page 11
Item 2.   Changes in Securities and Use of Proceeds .......................     Page 11
Item 3.   Defaults upon Senior Securities .................................     Page 11
Item 4.   Submission of Matters to a Vote of Security Holders .............     Page 11
Item 5.   Other Information ...............................................     Page 11
Item 6.   Exhibits and Reports on Form 8-K ................................     Page 12

                          PART I. FINANCIAL INFORMATION

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         WORLDGATE COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                              MARCH 31,        DECEMBER 31,
                                                                                2001              2000
                                                                             (UNAUDITED)
                                                                             -----------       -----------
ASSETS
Current assets:
    Cash and cash equivalents                                                 $   8,295         $  20,415
    Restricted cash                                                               4,424                 0
    Short-term investments                                                       21,070            26,090
    Accounts receivable, less allowance for doubtful
      accounts of $1,450 at March 31, 2001 and at
      December 31, 2000                                                           7,179             7,004
    Inventory                                                                    10,104            11,264
    Prepaid and other assets                                                      1,703             2,096
                                                                              ---------         ---------
        Total current assets                                                     52,775            66,869
                                                                              ---------         ---------

Property and equipment                                                            4,886             4,563
    Less: accumulated depreciation and amortization                              (1,276)           (1,056)
                                                                              ---------         ---------
        Property and equipment, net                                               3,610             3,507
Prepaid expenses and deposits                                                     1,085             1,098
Goodwill                                                                          3,277             3,367
                                                                              ---------         ---------
        Total assets                                                          $  60,747         $  74,841
                                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion, notes payable                                              $     245         $     414
  Current portion, capital leases                                                     0                 5
  Notes payable - Shareholders of DVA                                             3,697             4,786
  Accounts payable                                                                2,041             2,087
  Accrued expenses                                                                1,481             1,711
  Accrued compensation and benefits                                               2,685             4,767
  Contractual obligations related to equity financing                             5,033             5,033
  Other                                                                              30                30
                                                                              ---------         ---------
        Total current liabilities                                                15,212            18,833

Capital leases                                                                        0                 2
Other                                                                               218               225
                                                                              ---------         ---------
        Total liabilities                                                        15,430            19,060
                                                                              ---------         ---------

Stockholders' equity:

 Common Stock, $.01 par value, 50,000,000 shares authorized,
    23,314,812 shares issued and outstanding at March 31, 2001
    and 23,308,196 shares issued and outstanding at December 31, 2000               233               233
 Additional paid-in capital                                                     192,925           192,899
 Warrant for Common Stock                                                         1,911             1,911
 Accumulated deficit                                                           (149,269)         (138,682)
 Unearned stock-based compensation                                                 (483)             (580)
                                                                              ---------         ---------
         Total stockholders' equity                                              45,317            55,781
                                                                              ---------         ---------
         Total liabilities and stockholders' equity                           $  60,747         $  74,841
                                                                              =========         =========

   The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED MARCH 31
                                                            --------------------------------
                                                                2001                2000
                                                            -------------       ------------
Revenues
  Product revenues                                           $      2,055       $      1,573
  Consulting revenues                                               2,025               --
                                                             ------------       ------------
        Total revenues                                              4,080              1,573
                                                             ------------       ------------
Costs and expenses:
   Cost of product revenues                                         3,699              3,928
   Cost of consulting revenues                                      1,747               --
Engineering and development (excluding depreciation and
  amortization amounts of $173 and $32 for the three
  months ended March 31,  2001 and 2000, respectively)              4,212              4,877
Sales and marketing (excluding depreciation and
  amortization amounts of $65 and $56 for the three
  months ended March 31, 2001 and 2000, respectively)               2,193              2,734
General and administrative (excluding depreciation and
  amortization amounts of $72 and $26 for the three
  months ended March 31, 2001 and 2000, respectively)               1,816              1,914
Depreciation and amortization                                         310                114
                                                             ------------       ------------

        Total costs and expenses                                   13,977             13,567
                                                             ------------       ------------

Loss from operations                                               (9,897)           (11,994)

Interest and other income                                             470              1,181
Interest and other expense                                            160                 20
Loss from Unconsolidated Entity                                    (1,000)                 0
                                                             ------------       ------------

Net loss                                                     $    (10,587)      $    (10,833)
                                                             ============       ============

Net loss per common share (basic and diluted)                $      (0.45)      $      (0.50)
                                                             ============       ============

Weighted average common shares outstanding - basic and
  diluted                                                      23,311,789         21,526,929
                                                             ============       ============

   The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    ------------------------
                                                                      2001           2000
                                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(10,587)      $(10,833)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                      220            114
      Bad debt expense                                                     0            150
      Amortization of deferred compensation                               97             99
      Amortization of goodwill                                            90              0
      Loss from investment in unconsolidated entity                    1,000              0
      Changes in operating assets and liabilities:
        Accounts receivable                                             (175)          (435)
        Inventories                                                    1,160         (1,403)
        Prepaid and other assets                                         406            966
        Accounts payable                                                 (46)          (211)
        Accrued expenses                                                (230)           217
        Accrued compensation and benefits                             (2,082)         1,051
        Other                                                             (7)            (7)
                                                                    --------       --------
          Net cash used in operating activities                      (10,154)       (10,292)
                                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (323)          (209)
  Proceeds from maturities of short-term investments, net              5,020         10,032
  Investment in unconsolidated entity                                 (1,000)             0
  Restricted cash                                                     (4,424)             0
                                                                    --------       --------
          Net cash provided by (used in) investing activities           (727)         9,823
                                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                 26            111
  Repayment of notes payable - DVA shareholders                       (1,089)             0
  Repayments of capital leases and notes payable                        (176)          (169)
                                                                    --------       --------
          Net cash (used in) provided by financing activities         (1,239)           (58)
                                                                    --------       --------
  Net (decrease) increase in cash                                    (12,120)          (527)
  Cash and cash equivalents, beginning of period                      20,415          9,256
                                                                    --------       --------
  Cash and cash equivalents, end of period                          $  8,295       $  8,729
                                                                    ========       ========

      The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

           (Dollar Amounts are in Thousands, Except per Share Amounts)
                                   (Unaudited)

1. Basis of Presentation.

     The unaudited financial statements of WorldGate Communications, Inc. (the "Company") for the three months ended March 31, 2001 and March 31, 2000 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000 and the notes thereto included in the Company's Annual Report on Form 10-K.

     The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not indicative of the results that may be expected for the year ending December 31, 2001.

2. Restricted Cash.

     On March 19, 2001, the Company deposited $4,424 into an escrow account to secure the payment of the merger consideration payable to the shareholders of Digital Video Art, Inc., the software engineering company acquired by the Company in April of 2000. Pursuant to the Merger Agreement between the parties, as amended, the Company authorized the payment of $1,606 from the escrow account to these shareholders on April 2nd and 3rd of 2001, leaving $2,818 in the escrow account as of the date of this report.

3. Inventories.

     Inventories are summarized as follows:

                                           March 31, 2001    December 31, 2000
                                           --------------    -----------------
Raw Material                                   $ 4,676            $ 5,280
Work in Progress                                 1,930              2,295
Finished Goods                                   1,548              1,746
Inventory held by customers and vendors          1,950              1,943
                                               -------            -------
                                               $10,104            $11,264
                                               =======            =======

4. Stockholders' Equity.

     STOCK OPTION PLAN

     On February 15, 2001, the Company's Board of Directors approved, subject to shareholder approval, an automatic annual increase of shares reserved under the 1996 Stock Option Plan in an amount equal to the lesser of 4% of the outstanding shares of the Company's common stock or 1,000,000 shares.

5. Related Party Transactions.

     In 1997, the Company entered into an agreement with a cable operator who is an investor. Revenues recognized from this investor were approximately $92 and $665, respectively, for the three months ended March 31, 2001 and March 31, 2000. Accounts receivable from this investor amounted to approximately $190 at March 31, 2001 and $1,711 at December 31, 2000.

     In 1997 and 1998, the Company entered into agreements with four stockholders to provide the Company with engineering and development support. As a result of these agreements, the Company has expensed approximately $3,044 and $1,444, respectively, for the three months ended March 31, 2001 and March 31, 2000. Accounts payable to these stockholders amounted to $80 and $12 at March 31, 2001 and December 31, 2000, respectively. These stockholders are suppliers of technology and components for the Company's products and services. These agreements provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company's engineering efforts. These agreements do not provide for ongoing royalties, purchase provisions, nor for any requirement to provide additional funding to the Company.

     In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. Included in deposits and other is $1,000 related to this lease.

6. Digital Video Art, Inc. Acquisition

     On April 28, 2000, the Company completed the acquisition of Digital Video Art, Inc. ("DVA"), a Campbell, California based engineering services operation providing out-sourced product development, with expertise in digital television and 3D graphics. The total purchase price consisted of $4,174 in contingent consideration which became determinable during the fourth quarter of 2000. The Company expensed this contingent consideration as compensation in engineering and development expense. On March 19, 2001, the Company placed $4,424 into an escrow account for the payment of this contingent consideration and the remainder of the then outstanding purchase consideration. In April 2001, the Company made additional payments from the escrow fund to the DVA shareholders of $1,606, leaving $2,818 remaining in the escrow account for the payment of the remaining acquisition consideration. The remaining payments may be made by the Company in cash or stock.

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

     The pro forma results of operations for DVA for the three months ended March 31, 2000, were not significant.

7. TVGateway Joint Venture and related Cable Operator Agreements

     The Company is providing certain administrative services to a joint venture formed in July 2000 with four cable operators on a cost plus management fee basis. For the three months ended March 31, 2001, charges for such services, which are included in revenue, totaled $1,911. In addition, product sales to TVGateway were $415. Accounts Receivable from TVGateway amounted to $3,227 at March 31, 2001 and $1,035 at December 31, 2000. WorldGate is accounting for its investment in the joint venture under the equity method.

     Concurrent with the consummation of the multi-year agreements with four cable operators noted above, the Company entered into a noncancellable supply agreement with the cable operators whereby the Company agreed to supply these cable operators, on a pro rata basis, products that pertain to the development and deployment of the WorldGate service. At March 31, 2001 the Company had a recorded liability of $5,033 for the anticipated cost of satisfying this obligation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           (Dollar Amounts are in Thousands, Except per Share Amounts)

                   FORWARD-LOOKING AND CAUTIONARY STATEMENTS.

     We may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate. The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) continued losses, (3) difficulty or inability to raise additional financing, if needed, on terms acceptable to us, (4) industry competition factors and other uncertainty that a market for our interactive TV products will develop, (5) challenges associated with cable operators (including, uncertainty that they will offer our interactive TV products, inability to predict the manner in which they will market and price our interactive TV products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our interactive TV products), (6) challenges associated with cable box manufacturers (including uncertainty that they will support our technology in their cable boxes), (7) challenges with advertisers and television programmers (including uncertainties that they will support our CHANNEL HYPERLINKING(SM) technology), (8) loss of any one of our largest customers, (9) departure of one or more key persons and (10) other risks identified in our filings with the Securities and Exchange Commission. We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.

Results of Operations:

Three Months Ended March 31, 2001 and March 31, 2000

     Revenues. Revenues increased from $1,573 for the three months ended March 31, 2000 to $4,080 for the three months ended March 31, 2001. Substantially all revenues are attributable to the increase in commercial deployments of WorldGate's interactive television products and services and cable subscribers subscribing to these services and consulting fees with TVGateway, an unconsolidated entity, as of March 31, 2001. At March 31, 2000 there were 16 commercial deployments and approximately 19,000 cable customers subscribing to WorldGate's interactive television products. As of March 31, 2001 there were 21 commercial deployments, with approximately 185,000 cable customers subscribing to WorldGate's interactive television products. For the three months ended March 31, 2001, 50% of revenues were derived from the delivery of headends, keyboards, and related products and services, with the remaining 50% attributable to consulting fees with TVGateway.

     Costs and Expenses.

     Cost of Revenues. Cost of revenues consists primarily of product costs related to initial trials and commercial deployments and consulting revenue costs, related primarily to the provision of engineering and administrative services to TVGateway. Product cost of revenues for the three months ended March 31, 2001 was $3,699, or approximately 180% of product revenues, compared to the product cost of revenues of $3,928, or approximately 250% of product revenues, for the three months ended March 31, 2000. Consulting cost of revenues for the three months ended March 31, 2001 was $1,747, or approximately 86% of consulting revenues. There were no consulting revenues or cost of revenues for the three months ended March 31, 2000. This reduction in product cost of revenues as a dollar amount and as a percent of product revenues is primarily attributable to the Company's reduction of unit costs, the reduced requirement for WorldGate to supply modules to be incorporated into set-top box deliveries, and additional volume to cover manufacturing overheads.

     Engineering and Development. Engineering and development expenses primarily consist of the cost of design, programming, testing, documentation and support of the Company's hardware, software and services. Engineering and development costs were $4,212 for the three months ended March 31, 2001, a decrease of approximately 14% when compared to $4,877 for the three months ended March 31, 2000. This decrease in expenses is primarily attributable to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately.

     Sales and Marketing. Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments. For the three months ended March 31, 2001 sales and marketing expenses were $2,192. This represents a decrease of approximately 20% when compared to sales and marketing expenses of $2,734 for the three months ended March 31, 2000. This decrease in expenses is primarily attributable to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately.

     General and Administrative. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $1,816 for the three months ended March 31, 2001, a decrease of approximately 5% when compared to expenses of $1,914 for the same period in 2000. This decrease in expenses is primarily attributable to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately.

     Interest and Other Income and Interest Expense. Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income decreased from $1,181 for the three months ended March 31, 2000 to $470 for the three months ended March 31, 2001. During the three months ended March 31, 2000, the Company earned interest on an average cash balance of approximately $70,830 and incurred interest expense related to its $1,100 equipment financing facility. In comparison, during the three months ended March 31, 2001 the Company earned interest on an average cash balance of approximately $42,017 and incurred interest expense related to its $1,100 equipment financing facility.

     Income Taxes. The Company has incurred net operating losses since inception and accordingly had no income taxes due and has not recorded any income tax benefit for those losses.

     Liquidity and Capital Resources.

     As of March 31, 2001, our primary source of liquidity consisted of cash and cash equivalents and short-term investments that are highly liquid, are of high quality investment grade and predominantly have maturities of less than one year.

     At March 31, 2001, we had cash and cash equivalents of $12,719, of which $4,424 is restricted (see Note 2 to our financial statements for the three months ended March 31, 2001), and additionally $21,070 in short-term investments, as compared to cash and cash equivalents of $20,415 (in addition to $26,090 in short-term investments) at December 31, 2000. Net cash used in operations was $10,154 for the three months ended March 31, 2001, as compared to $10,292 used for the same period in 2000. The decrease in net cash used for operations was primarily attributable to the Company's decrease in expenditures in 2001 and inventory reductions, partially offset by accruals that were paid in the quarter.

     Cash provided by investing activities during the three months ended March 31, 2001 totaled $3,697 (before $4,424 of cash was placed in a restricted account - See Note 2 to our financial statements for the three months ended March 31, 2001) compared to $9,823 provided during the same period in 2000. During the three months ended March 31, 2001, we utilized the net proceeds from our maturing short-term investments of $5,020 compared to $10,032 for the three months ended March 31, 2000. Capital expenditures were $323 and $209 for the three months ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001 we invested $1,000 in TVGateway, an unconsolidated entity.

     Net cash used in financing activities was $1,239 and $58 for the three months ended March 31, 2001 and 2000, respectively. The increase in net cash used in financing activities was primarily due to the payment of acquisition consideration due to the shareholders of Digital Video Art, Inc., the company we acquired in April 2000. (See Note 6 to our financial statements for the three months ended March 31, 2001.)

     In July 2000, our Company entered into agreements with four cable operators regarding the digital deployment of our WorldGate Service. In connection with such agreements, on August 15, 2000, the cable operators purchased an aggregate of 1,531,211 shares of the Company's Common Stock yielding proceeds to the Company of $24,530. In addition, the Company issued warrants to the cable operators to purchase additional shares of Common Stock which will vest at varying rates based on the deployment of our WorldGate Service on the MSO's digital cable system.

     Assuming that there is no significant change in our business, we believe that our current cash and short-term investment balances, in addition to cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. After the twelve-month period, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing, bank debt financing, or from other sources. There can be no assurance that this capital will be available on terms acceptable to us, if at all. We implemented significant expense reductions during the fourth quarter of 2000, and have continued aggressively managing operating expenses and working capital turns. For example, on April 4, 2001, we announced a reduction in workforce of approximately 20% of then current staffing. Including the associated reduction of benefits expense, other carrying expenses, and operating expenses, the annualized impact of this reduction in workforce is expected to be approximately $10 million. In addition to these expense reductions, we also continue to evaluate various financing options and may move to secure additional funding during 2001 if acceptable terms can be obtained.

     Operations and Liquidity

     To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999. As of March 31, 2001 the Company had cash, cash equivalents, and short-term investments of $33,789. The quarterly operating cash usage for the first quarter of 2001 was $10,154. Based on estimates of the Company, significant payroll reductions implemented in the fourth quarter of 2000 and early in the second quarter of 2001 and other measures taken by the Company to reduce cost and manage inventory, the Company believes it has sufficient cash reserves to fund the business for at least the next twelve months. If the Company's operating cash usage exceeds its internal estimates over this period, then additional financing or a further reduction in operating expenses would be required. Additional financing, should it be required, would be subject to the risk of availability, may be dilutive to the Company's shareholders, or could provide restrictions on operating activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Interest Rate Risk. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure to any one issue, issuer and type of investment.

     As of March 31, 2001, our cash and cash equivalents and short-term investments were $33,789 including restricted cash balances, most of which were debt securities having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended March 31, 2001 would have decreased by approximately $64. This estimate assumes that the decrease occurred on the first day of 2001 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

                           PART II. OTHER INFORMATION

          (Dollars Amounts are in Thousands, Except per Share Amounts)

ITEM 1. LEGAL PROCEEDINGS.

     On May 11, 1998, Interactive Channel Technologies, Inc. and SMI Holdings, Inc., subsidiaries of Source Media, Inc. ("Source"), filed a complaint against us in the U.S. District Court for the District of Delaware, alleging that the WorldGate Service infringes patents issued to Source. The complaint sought injunctive relief, as well as monetary damages and attorney fees. In our answer filed on June 22, 1998, we denied these allegations and further asserted that the patents in suit were invalid. In addition we filed multiple counterclaims against Source asserting that Source misappropriated our confidential information and trade secrets, and intentionally and tortiously interfered with our existing and prospective business relationships, which counterclaims Source moved to dismiss. Source's motion was denied. On or about March, 6, 2000, Liberate Technologies, LLC, acquired rights in the alleged infringed-upon patents from Source, and Liberate was substituted as plaintiff. In January 2001, a settlement agreement was executed resolving all claims in the litigation. On March 1, 2001, we filed with the court a motion to enforce the terms of the settlement agreement. On March 19, 2001, the court granted our motion and enforced the settlement agreement, which resulted in the dismissal of all claims with prejudice. We have previously stated our belief that the ultimate resolution of this matter would not have a material effect on our consolidated financial position, operations or cash flow of the Company, and the settlement agreement enforced by the court is consistent with that position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 15, 1999, the Company's Registration Statement on Form S-1 (Commission file number 333-71997) covering the initial public offering of 5,750,000 shares of our common stock at twenty one dollars ($21.00) per share was declared effective.

     The net proceeds of the offering to the Company (after deducting the foregoing expenses associated with such offering) was $111,192. From the effective date of the Registration Statement to March 31, 2001, the net proceeds have been used for the following purposes:

   Purchase and installation of machinery and equipment            $  3,888
   Acquisition of other business (including transaction costs)          145
   Repayment of indebtedness                                          8,192
   Working capital                                                   65,178
   Temporary investments, including cash and cash equivalents        12,719



   Other purposes (for which at least $100 has been used)
     including: investments, including debt instruments
     of the United States Government and its agencies
     and in high quality corporate issuers                           21,070
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE

ITEM 5. OTHER INFORMATION. NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     The following is a list of exhibits filed as part of this report on Form 10-Q. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for in those situations where the exhibit number was the same as set for the below.

     Exhibit No.    Description
     -----------    -----------

     3.1            Amended and Restated Certificate of Incorporation*
     3.2            Amended and Restated Bylaws*

     * Incorporated by reference to the exhibits to the Company's Form 10-Q Report for the quarter ended March 31, 1999.

     (b) Reports on Form 8-K. NONE.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  WORLDGATE COMMUNICATIONS, INC.


Date: May 15, 2001                                By: /s/ Hal M. Krisbergh
                                                      ------------------------
                                                      Hal M. Krisbergh
                                                      President and Chief
                                                      Executive Officer

Date: May 15, 2001                                    /s/ James V. Agnello
                                                      ------------------------
                                                      James V. Agnello
                                                      Vice President and Chief
                                                      Financial Officer