Form 10-Q
period 2001-06-30
WORLDGATE COMMUNICATIONS INC
filed 2001-08-14
CIK 1030058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------


                                    FORM 10-Q

Mark One
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarterly Period Ended June 30, 2001.

                                       or

/_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period From __________ To __________ .


                        Commission file number: 000-25755



                         WORLDGATE COMMUNICATIONS, INC.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



             Delaware                             23-2866697
 -------------------------------------------------------------------------------
     (State of Incorporation)         (I.R.S. Employer Identification No.)



          3190 Tremont Avenue
         Trevose, Pennsylvania                                     19053
 -------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                       (Zip Code)


                                 (215) 354-5100
 -------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of August 2, 2001, there were 23,559,433 shares of common stock, par value $.01 per share, outstanding.

                         WORLDGATE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.   Financial Statements and Supplementary Data .................. Page 3
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .......................... Page 8
Item 3.   Quantitative and Qualitative Disclosures about Market Risk ... Page 11

PART II OTHER INFORMATION

Item 1.   Legal Proceedings ............................................ Page 12
Item 2.   Changes in Securities and Use of Proceeds .................... Page 12
Item 3.   Defaults upon Senior Securities .............................. Page 12
Item 4.   Submission of Matters to a Vote of Security Holders .......... Page 12
Item 5.   Other Information ............................................ Page 12
Item 6.   Exhibits and Reports on Form 8-K ............................. Page 13

                          PART I. FINANCIAL INFORMATION

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         WORLDGATE COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                JUNE 30,      DECEMBER 31,
                                                                                 2001            2000
                                                                              (UNAUDITED)
                                                                               ---------       ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $   8,161       $  20,415
   Restricted cash                                                                 1,575               0
   Short-term investments                                                         15,252          26,090
   Accounts receivable, less allowance for doubtful accounts of $1,710 at          5,453           7,004
   June 30, 2001 and $1,450 at December 31, 2000
   Inventory                                                                       7,873          11,264
   Prepaid and other assets                                                        1,521           2,096
                                                                               ---------       ---------
      Total current assets                                                        39,835          66,869
                                                                               ---------       ---------

Property and equipment                                                             5,665           4,563
   Less: accumulated depreciation and amortization                                (1,577)         (1,056)
                                                                               ---------       ---------

      Property and equipment, net                                                  4,088           3,507
Prepaid expenses and deposits                                                      1,064           1,098
Goodwill                                                                           3,186           3,367
                                                                               ---------       ---------
      Total assets                                                             $  48,173       $  74,841
                                                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion, notes payable                                                 $     115       $     414
Current portion, capital leases                                                        0               5
Notes payable - Shareholders of DVA                                                1,078           4,786
Accounts payable                                                                   1,545           2,087
Accrued expenses                                                                   1,483           1,711
Accrued compensation and benefits                                                  2,279           4,767
Contractual obligations related to equity financing                                5,033           5,033
Other                                                                                 30              30
                                                                               ---------       ---------
      Total current liabilities                                                   11,563          18,833

Capital leases                                                                         0               2
Other                                                                                210             225
                                                                               ---------       ---------
      Total liabilities                                                           11,773          19,060
                                                                               ---------       ---------
Stockholders' equity:
Common Stock, $.01 par value, 50,000,000 shares authorized,
   23,554,598 shares issued and outstanding at June 30, 2001 and
   23,308,196 shares issued and outstanding at December 31, 2000                     235             233
Additional paid-in capital                                                       192,712         192,899
Warrant for Common Stock                                                           1,911           1,911
Accumulated deficit                                                             (158,072)       (138,682)
Unearned stock-based compensation                                                   (386)           (580)
                                                                               ---------       ---------
      Total stockholders' equity                                                  36,400          55,781
                                                                               ---------       ---------
      Total liabilities and stockholders' equity                               $  48,173       $  74,841
                                                                               =========       =========


   The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                                                 -----------------------------     -----------------------------
                                                                     2001             2000             2001              2000
                                                                 ------------     ------------     ------------     ------------
Revenues
   Equipment product revenues                                    $      2,049     $      3,296     $      3,900     $      4,771
   Service fee revenues                                                 2,727              280            4,956              379
                                                                 ------------     ------------     ------------     ------------
        Total revenues                                                  4,776            3,576            8,856            5,150
                                                                 ------------     ------------     ------------     ------------
Costs and expenses:
   Cost of equipment product revenues                                   3,515            5,249            7,215            9,177
   Cost of service fee revenues                                         2,224                0            3,971                0
Engineering and development (excluding depreciation and
   amortization amounts of $249 and $110 for the three months ended June 30, 2001 and 2000, respectively, and $424 and
   $143 for the six months ended June 30, 2001 and June 30,
   2000, respectively)                                                  3,368            3,552            7,579            8,429
Sales and marketing (excluding depreciation and
   amortization amounts of $81 and $60 for the three months
   ended June 30, 2001 and 2000, respectively, and $146 and
   $116 for the six months ended June 30, 2001 and June 30,
   2000, respectively)                                                  2,196            3,695            4,388            6,428
General and administrative (excluding depreciation and
   amortization amounts of $61 and $36 for the three months
   ended June 30, 2001 and 2000, respectively, and $133 and
   $62 for the six months ended June 30, 2001 and June 30,
   2000, respectively)                                                  2,160            2,620            3,976            4,534
Depreciation and amortization                                             391              206              703              321
                                                                 ------------     ------------     ------------     ------------
Total costs and expenses                                               13,854           15,322           27,832           28,889
                                                                 ------------     ------------     ------------     ------------
Loss from operations                                                   (9,078)         (11,746)         (18,976)         (27,739)

Interest and other income                                                 283              783              754            1,964
Interest and other expense                                                 (8)             (21)            (168)             (42)
Loss from Unconsolidated Entity                                             0                0           (1,000)               0
                                                                 ------------     ------------     ------------     ------------
Net loss                                                         $     (8,803)    $    (10,984)    $    (19,390)    $    (21,817)
                                                                 ============     ============     ============     ============
Net loss per common share (basic and diluted)                    $      (0.38)    $      (0.51)    $      (0.83)    $      (1.01)
                                                                 ============     ============     ============     ============
Weighted average common shares outstanding - basic and
   diluted                                                         23,471,532       21,589,700       23,439,853       21,558,314
                                                                 ============     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                                             ---------------------
                                                               2001         2000
                                                             --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(19,390)    $(21,817)
   Adjustments to reconcile net loss to cash used in
      operating activities:
         Depreciation and amortization                            522          263
         Bad debt expense                                         260          350
         Amortization of deferred compensation                    194          198
         Amortization of goodwill                                 181           58
         Loss from investment in unconsolidated entity          1,000            0
         Changes in operating assets and liabilities:
            Accounts receivable                                 1,291       (2,562)
            Inventories                                         3,391       (4,906)
            Prepaid and other assets                              609          614
            Accounts payable                                     (542)       2,383
            Accrued expenses                                     (228)         795
            Accrued compensation and benefits                  (2,488)         (28)
            Other                                                 (15)         (15)
                                                             --------     --------
          Net cash used in operating activities               (15,215)     (24,667)
                                                             --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (1,103)        (983)
  Proceeds from maturities of short-term investments, net      10,838       27,336
  Investment in unconsolidated entity                          (1,000)           0
  Net cash acquired - Acquisition of DVA                            0           63
  Restricted cash net - DVA escrow                             (1,575)           0
                                                             --------     --------
          Net cash provided by investing activities             7,160       26,416
                                                             --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                         45          113
   Repayment of notes payable - DVA shareholders               (3,938)           0
   Repayments of capital leases and notes payable                (306)        (323)
                                                             --------     --------
          Net cash used in financing activities                (4,199)        (210)
                                                             --------     --------
  Net (decrease) increase in cash                             (12,254)       1,539
  Cash and cash equivalents, beginning of period               20,415        9,256
                                                             --------     --------
  Cash and cash equivalents, end of period                   $  8,161     $ 10,795
                                                             ========     ========
  Issuance of common stock for acquisition of business       $      0     $  2,500
  Issuance of notes payable for acquisition of business      $      0     $  1,332

   The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

           (Dollar Amounts are in Thousands, Except per Share Amounts)
                                   (Unaudited)

1. Basis of Presentation.

     The unaudited financial statements of WorldGate Communications, Inc. (the "Company") for the three and six months ended June 30, 2001 and June 30, 2000 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000 and the notes thereto included in the Company's Annual Report on Form 10-K.

     The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not indicative of the results that may be expected for the year ending December 31, 2001.

2. Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("FAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that all business combinations be accounted for under the purchase method, and the use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. FAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. FAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. Management is currently evaluating the expected impact of FAS 142.

3. Restricted Cash.

     On March 19, 2001, the Company deposited $4,424 into an escrow account to secure the payment of the merger consideration payable to the shareholders of Digital Video Art, Inc., the software engineering company acquired by the Company in April of 2000. Pursuant to the Merger Agreement between the parties, as amended, the Company authorized the payment of $2,849 from the escrow account to these shareholders between April 2, and May 15, 2001 leaving $1,575 in the escrow account as of the date of this report.

4. Inventories.

     Inventories are summarized as follows:

                                             June 30, 2001     December 31, 2000
                                             -------------     -----------------

Raw Material                                    $ 3,700             $ 5,280
Work in Progress                                  1,506               2,295
Finished Goods                                    1,505               1,746
Inventory held by customers and vendors           1,162               1,943
                                                -------             -------
                                                $ 7,873             $11,264
                                                =======             =======

5. Stockholders' Equity.

     STOCK OPTION PLAN

     On February 15, 2001, the Company's Board of Directors approved a plan (the "Exchange Offer") pursuant to which the Company would offer its employees and directors the opportunity to exchange all outstanding options to purchase shares of the Company's common stock granted under the Company's 1996 stock option plan having an exercise price of $5.00 or more per share (the "eligible options") together with all options granted to holders of eligible options within the six month period prior to the expiration date of the Exchange Offer, for new options to be granted six months and one day after the expiration of the Exchange Offer. On June 22, 2001, the Company commenced the Exchange Offer and filed with the SEC a Tender Offer Statement on Schedule TO. The Exchange Offer expired at midnight, Philadelphia time, on July 30, 2001. Pursuant to the Exchange Offer, the Company accepted for exchange options to purchase 696,359 shares of the Company's common stock, representing approximately 21.31% of the options that were eligible to be tendered in the Exchange Offer. Subject to the terms of the Exchange Offer, on January 31, 2002 the Company will grant options to purchase an aggregate of 696,359 shares of common stock, in exchange for such tendered options, having an exercise price per share equal to the closing price of a share of the Company's common stock as reported on the Nasdaq National Market on January 31, 2002.

6. Related Party Transactions.

     In 1997, the Company entered into an agreement with a cable operator who is an investor. Revenues recognized from this investor were approximately $156 and $1,745, respectively, for the three months ended June 30, 2001 and June 30, 2000 and approximately $248 and $2,411, respectively, for the six months ended June 30, 2001 and June 30, 2000. Accounts receivable from this investor amounted to approximately $213 at June 30, 2001 and $1,711 at December 31, 2000.

     In 1997 and 1998, the Company entered into agreements with four stockholders to provide the Company with engineering and development support. As a result of these agreements, the Company has expensed approximately $512 and $1,336, respectively, for the three months ended June 30, 2001 and June 30, 2000 and approximately $851 and $2,781, respectively, for the six months ended June 30, 2001 and June 30, 2000. Accounts payable to these stockholders amounted to $40 and $12 at June 30, 2001 and December 31, 2000, respectively. These stockholders are suppliers of technology and components for the Company's products and services. These agreements provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company's engineering efforts. These agreements do not provide for ongoing royalties, purchase provisions, nor for any requirement to provide additional funding to the Company.

     In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. Included in prepaid expenses and deposits is $1,000 related to this lease.

7. Digital Video Arts, Inc. Acquisition

     On April 28, 2000, the Company completed the acquisition of Digital Video Art, Inc. ("DVA"), a Campbell, California based engineering services operation providing out-sourced product development, with expertise in digital television and 3D graphics. The total purchase price included $4,174 in contingent consideration which became determinable during the fourth quarter of 2000. The Company expensed this contingent consideration as compensation in engineering and development expense. On March 19, 2001, the Company placed $4,424 into an escrow account for the payment of this contingent consideration and the remainder of the then outstanding purchase consideration. In April and May 2001, the Company made payments from the escrow fund to the DVA shareholders of $2,849 leaving $1,575 remaining in the escrow account as of June 30, 2001, for the payment of the remaining acquisition consideration. On June 12, 2001, the Company issued 100,000 shares of common stock to the DVA shareholders as partial payment for this outstanding consideration and accordingly reported as a reduction in the outstanding consideration. The Company filed a registration statement on Form S-3 for the resale of these shares on June 13, 2001. The remaining payments may be made by the Company in cash or stock.

     The Company has guaranteed that the consideration for the acquisition will not be less than the amount that was agreed to based on the Company's share price immediately prior to the close of the transaction.

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

     The pro forma results of operations for DVA for the three months ended June 30, 2000 were not significant.

8. TVGateway Joint Venture and related Cable Operator Agreements

     The Company is providing certain administrative services to a joint venture formed in July 2000 with four cable operators on a cost plus management fee basis pursuant to a management agreement entered into with those cable operators (the "TVGateway Management Agreement"). The TVGateway Management Agreement has an initial term expiring December 31, 2001. This term automatically renews for up to two additional one-year terms, until December 31, 2003, unless TVGateway elects not to renew by providing written notice at least 90 days prior to the expiration of the then current term. For the three and six months ended June 30, 2001, charges for such services, which are included in service fee revenue, totaled $2,465 and $4,378, respectively. In addition, product sales to TVGateway for the three and six months ended June 30, 2001 were $18 and $433, respectively. Accounts Receivable from TVGateway amounted to $353 at June 30, 2001 and $1,035 at December 31, 2000. WorldGate is accounting for its investment in the joint venture under the equity method.

     Concurrent with the consummation of multi-year agreements with four cable operators, the Company entered into a supply agreement with the cable operators whereby the Company agreed to supply these cable operators, on a pro rata basis, products that pertain to the development and deployment of the WorldGate service. At June 30, 2001 the Company had a recorded liability of $5,033 for the anticipated cost of satisfying this obligation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           (Dollar Amounts are in Thousands, Except per Share Amounts)

                   FORWARD-LOOKING AND CAUTIONARY STATEMENTS.

     We may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate. The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) continued losses, (3) difficulty or inability to raise additional financing, if needed, on terms acceptable to us, (4) industry competition factors and other uncertainty that a market for our interactive TV products will develop, (5) challenges associated with cable operators (including, uncertainty that they will offer our interactive TV products, inability to predict the manner in which they will market and price our interactive TV products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our interactive TV products), (6) challenges with advertisers and television programmers (including uncertainties that they will support our CHANNEL HYPERLINKING(SM) technology),
(7) loss of TVGateway or any one of our other largest customers, (8) departure of one or more key persons and (9) other risks identified in our filings with the Securities and Exchange Commission. We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.

Results of Operations:

Three and Six Months Ended June 30, 2001 and June 30, 2000

     Revenues. Revenues increased from $3,576 for the three months ended June 30, 2000 to $4,776 for the three months ended June 30, 2001. Revenues also increased from $5,150 for the six months ended June 30, 2000 to $8,856 for the six months ended June 30, 2001. Substantially all revenues are attributable to the commercial deployments of WorldGate's interactive television products and services and cable subscribers subscribing to these services and consulting fees with TVGateway, an unconsolidated entity, as of June 30, 2001.

A substantial portion of the revenue increase for the three and six months ended June 30, 2001, as compared to the three and six months ended June 30, 2000, is attributable to revenues from consulting fees with TVGateway pursuant to the TVGateway Management Agreement described in Note 8 to our financial statements for the six months ended June 30, 2001. Our equipment product revenues declined for the three and six months ended June 30, 2001, when compared to the same periods in 2000, primarily reflecting the slowdown in iTV deployments within the U.S. cable marketplace. At June 30, 2000 there were 16 commercial deployments and approximately 43,000 cable customers subscribing to WorldGate's interactive television products. As of June 30, 2001 there were 59 commercial deployments, with approximately 223,000 cable customers subscribing to WorldGate's interactive television products. For the three and six months ended June 30, 2001, approximately 43% and 44%, respectively, of revenues were derived from the delivery of headends, keyboards, and related equipment products, with the remaining 57% and 56%, respectively, attributable to service fee revenues consisting of consulting fees, subscriber fees and advertising fees. For the three and six months ended June 30, 2000, service fee revenues were $280 and $379, respectively, or 8% and 7%, respectively, of total revenues.

     Costs and Expenses.

     Cost of Revenues. Cost of equipment product revenues consists primarily of equipment product costs related to initial trials and commercial deployments and service fee revenue costs, related primarily to the provision of engineering and administrative services. Costs of equipment product revenues for the three and six months ended June 30, 2001 were $3,515 and $7,215, respectively, or approximately 172% and 185% of equipment product revenues, respectively, compared to the product costs of revenues of $5,249 and $9,177, respectively, or approximately 159% and 192% of equipment product revenues, respectively, for the three and six months ended June 30, 2000. The reduction in equipment product cost of revenues is primarily attributable to the Company's reduction of unit costs, and the reduced requirement for the Company to supply modules to be incorporated into set-top boxes. The increase in the cost of equipment product revenues as a percent of total equipment product revenues for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, was primarily the result of inventory adjustments for certain products to bring them to their net realizable value. Service fee costs of revenues for the three and six months ended June 30, 2001 were $2,224 and $3,971, respectively, or approximately 82% and 80% of service fee revenues. There were no service fee costs of revenues for the three and six months ended June 30, 2000. The costs associated with service fee revenues during the first six months of 2000 were general support costs related to subscriber fees and are primarily included in sales and marketing expenses. The increase in service fee cost of revenues of $2,224 and $3,971, respectively, for the three and six months ended June 30, 2001 when compared to the same periods in 2000 is primarily attributable to consulting fees with TVGateway.

     Engineering and Development. Engineering and development expenses primarily consist of the cost of design, programming, testing, documentation and support of the Company's hardware, software and services. Engineering and development costs were $3,368 for the three months ended June 30, 2001, a decrease of approximately 5% when compared to $3,552 for the three months ended June 30, 2000. For the six months ended June 30, 2001, engineering and development costs were $7,580, a decrease of approximately 10% when compared to $8,429 for the six months ended June 30, 2000. This decrease in expenses is primarily attributable to significant expense reductions beginning in the fourth quarter of 2000 and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately.

     Sales and Marketing. Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments. For the three and six months ended June 30, 2001 sales and marketing expenses were $2,196 and $4,388, respectively. This represents a decrease of approximately 41% and 32%, respectively, when compared to sales and marketing expenses of $3,695 and $6,428, respectively, for the three and six months ended June 30, 2000. This decrease in expenses is primarily attributable to significant expense reductions beginning in the fourth quarter of 2000 and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately.

     General and Administrative. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $2,160 and $3,976, respectively, for the three and six months ended June 30, 2001, a decrease of approximately 18% and 12%, respectively, when compared to expenses of $2,620 and $4,534, respectively, for the same periods in 2000. This decrease in expenses is primarily attributable to significant expense reductions beginning in the fourth quarter of 2000 and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately.

     Interest and Other Income and Interest Expense. Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income decreased from $783 for the three months ended June 30, 2000 to $283 for the three months ended June 30, 2001, and decreased from $1,964 for the six months ended June 30, 2000 to $754 for the six months ended June 30, 2001, primarily due to declining average cash balances and to declining interest rates. During the three and six months ended June 30, 2000, the Company earned interest on average cash balances of approximately $57,400 and $64,000, respectively, and incurred interest expense related to its $1,100 equipment financing facility. In comparison, during the three and six months ended June 30, 2001 the Company earned interest on average cash balances of approximately $28,678 and $35,570, respectively, and incurred interest expense related to its $1,100 equipment financing facility.

     Income Taxes. The Company has incurred net operating losses since inception and accordingly had no income taxes due and has not recorded any income tax benefit for those losses.

     Liquidity and Capital Resources.

     As of June 30, 2001, our primary source of liquidity consisted of cash and cash equivalents and short-term investments that are highly liquid, are of high quality investment grade and have maturities of less than one year.

     At June 30, 2001, we had cash and cash equivalents of $9,736, of which $1,575 is restricted (see Note 3 to our financial statements for the six months ended June 30, 2001), and additionally $15,252 in short-term investments, as compared to cash and cash equivalents of $20,415 (in addition to $26,090 in short-term investments) at December 31, 2000. Net cash used in operations was $15,215 for the six months ended June 30, 2001, as compared to $24,667 used for the same period in 2000. The decrease in net cash used for operations was primarily attributable to the Company's decrease in expenditures in 2001, including its reduction in workforce in April 2001, and accounts receivable and inventory reductions, partially offset by accruals that were paid in the quarter.

     Cash provided by investing activities during the six months ended June 30, 2001 totaled $7,160 compared to $26,416 provided during the same period in 2000. During the six months ended June 30, 2001, we utilized the net proceeds from our maturing short-term investments of $10,838 compared to $27,336 for the six months ended June 30, 2000. Capital expenditures were $1,103 and $983 for the six months ended June 30, 2001 and 2000, respectively. During the six months ended June 30, 2001 we invested $1,000 in TVGateway, an unconsolidated entity.

     Net cash used in financing activities was $4,199 and $210 for the six months ended June 30, 2001 and 2000, respectively. The increase in net cash used in financing activities was primarily due to the payment of acquisition consideration due to the shareholders of Digital Video Art, Inc., the company we acquired in April 2000 (See Note 7 to our financial statements for the six months ended June 30, 2001).

     Assuming that there is no significant change in our business, we believe that our current cash and short-term investment balances as of June 30, 2001, in addition to cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months from that date. After the twelve-month period, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing, bank debt financing, or from other sources. There can be no assurance that this capital will be available on terms acceptable to us, if at all. We implemented significant expense reductions during the fourth quarter of 2000, and have continued aggressively managing operating expenses and working capital levels. For example, on April 4, 2001, we announced a reduction in workforce of approximately 20% of then current staffing. Including the associated reduction of benefits expense, other carrying expenses, and operating expenses, the annualized impact of this reduction in workforce is expected to be approximately $10 million. In addition to these expense reductions, we also continue to evaluate various financing options and will seek to secure additional funding during 2001 if acceptable terms can be obtained.

        Operations and Liquidity

     To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999. As of June 30, 2001 the Company had cash (including restricted cash), cash equivalents, and short-term investments of $24,988. The operating cash usage for the six months ended June 30, 2001 was $15,215. Based on estimates of the Company, significant payroll reductions implemented in the fourth quarter of 2000 and early in the second quarter of 2001 and other measures taken by the Company to reduce cost and manage inventory, the Company believes it has sufficient cash reserves at June 30, 2001 to fund the business for at least twelve months from that date. If the Company's operating cash usage exceeds its internal estimates over this period, then additional financing or a further reduction in operating expenses would be required. Additional financing, should it be required, would be subject to the risk of availability, may be dilutive to the Company's shareholders, or could impose restrictions on operating activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure to any one issue, issuer and type of investment.

     As of June 30, 2001, our cash (including restricted cash) and cash equivalents and short-term investments were $24,988, most of which were debt securities having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended June 30, 2001 would have decreased by approximately $66. This estimate assumes that the decrease occurred on the first day of 2001 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

                           PART II. OTHER INFORMATION

          (Dollars Amounts are in Thousands, Except per Share Amounts)

ITEM 1. LEGAL PROCEEDINGS.


     On October 6, 1998, Advanced Interactive, Inc. ("AII") filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division, against Matsushita Electric Corporation, Matsushita Electric Industrial Co. Ltd., Sharp Electronics Corp., Sharp Corp., Interactive Channel Technologies, Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba America, Inc., Toshiba Corporation, General Instrument Corporation, Scientific-Atlanta, Inc., ATI Technologies, Inc., ADS Technologies, Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc., and us, alleging that each of the above companies infringed a patent issued to AII. The complaint sought monetary damages and attorney fees. In our answer filed on December 2, 1998, we denied these allegations and further asserted that the patent in suit was invalid. Subsequently, the defendants filed a joint motion for partial summary adjudication of claim construction issues. On February 27, 2000 the Court agreed with the claim construction proposed by the defendants and granted defendants' joint motion for partial summary judgement, and entered judgement accordingly. AII filed an appeal, and on July 16, 2001, the United States Court of Appeals for the Federal Circuit agreed with the ruling of the lower Court and affirmed the grant of summary judgment in favor of the defendants.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 15, 1999, the Company's Registration Statement on Form S-1 (Commission file number 333-71997) covering the initial public offering of 5,750,000 shares of our common stock at twenty one dollars ($21.00) per share was declared effective.

The net proceeds of the offering to the Company (after deducting the foregoing expenses associated with such offering) was $111,192. From the effective date of the Registration Statement to June 30, 2001, the net proceeds have been used for the following purposes:

     Purchase and installation of machinery and equipment           $  4,344
     Acquisition of other business (including transaction costs)
     Repayment of indebtedness                                         9,905
     Working capital                                                  71,810
     Temporary investments, including cash and cash equivalents        9,736
     Other purposes (for which at least $100 has been used)
        including: investments, including debt instruments of
        the United States Government and its agencies and
        in high quality corporate issuers                             15,252
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE

ITEM 5. OTHER INFORMATION. NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits.

     The following is a list of exhibits filed as part of this report on Form 10-Q. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except in those situations where the exhibit number was the same as set forth below.

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




                                    WORLDGATE COMMUNICATIONS, INC.


     DATE: August 14, 2001                  /s/ Hal M. Krisbergh
                                    ------------------------------------
                                    Hal M. Krisbergh
                                    Chairman and Chief Executive Officer




     DATE: August 14, 2001                  /s/  James V. Agnello
                                    ------------------------------------
                                    James V. Agnello
                                    Vice President and
                                    Chief Financial Officer