Form 10-K/A
period 2000-12-31
WORLDGATE COMMUNICATIONS INC
filed 2001-08-17
CIK 1030058

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     [NONE]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WORLDGATE COMMUNICATIONS, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I
Item 1.   Business....................................................      2
Item 2.   Properties..................................................     12
Item 3.   Legal Proceedings...........................................     12
Item 4.   Submission of Matters to a Vote of Security Holders.........     13

                                    PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder     14
          Matters.....................................................
Item 6.   Selected Financial Data.....................................     15
Item 7.   Management's Discussion and Analysis of Financial Condition      17
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures About Market            30
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................    F-1
Item 9.   Changes in and Disagreements with Accountants on Accounting      31
          and Financial Disclosure....................................

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........     31
Item 11.  Executive Compensation......................................     34
Item 12.  Security Ownership of Certain Beneficial Owners and              42
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............     43

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form     44
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


    REVENUE DERIVED FROM TVGATEWAY JOINT VENTURE. We are the provider of headend equipment for the TVGateway joint venture and receive management fee revenue for managing the venture on behalf of its MSO partners. In 2000, 28% of our revenues were attributable to consulting fees we received from TVGateway pursuant to a Management Agreement between TVGateway and us (the "TVGateway Management Agreement"). The TVGateway Management Agreement has an initial term expiring December 31, 2001. This term automatically renews for up to two additional one-year terms, until December 31, 2003, unless TVGateway elects not to renew by providing written notice at least 90 days prior to the expiration of the then current term.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                   FORWARD-LOOKING AND CAUTIONARY STATEMENTS


    We may from time to time make written or oral forward-looking statements, including those contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations. In order to take advantage of the "safe harbor" provisions of the private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate. The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) continued losses, (3) industry competition factors and other uncertainty that a market for the WorldGate(SM) Service will develop, (4) challenges associated with cable operators (including, uncertainty that they will offer the WorldGate Service, inability to predict the manner in which they will market and price the WorldGate Service and existence of potential conflicts of interests and contractual limitations impeding their ability to offer the WorldGate Service), (5) challenges associated with cable box manufacturers (including uncertainty that they will support our technology in their cable boxes), (6) challenges with advertisers and television programmers (including uncertainties that they will support our CHANNEL HYPERLINKING technology), (7) loss of TVGateway or any one of our other largest customers, (8) departure of one or more key persons, (9) rapid technological change could render our services obsolete, (10) Company liability associated with information retrieved and replicated on the Internet and e-commerce transaction, (11) uncertainty in obtaining necessary additional capital to fund future operations, (12) pending intellectual property claims against us could be costly and result in the loss of significant rights, (13) other risks identified in filings with the Securities and Exchange Commission. We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.


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

THE LOSS OF ANY ONE OF OUR LARGEST CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES AND FUTURE PROSPECTS.


    We have in the past derived, and expect in the future to derive, a significant portion of our revenues from a limited number of customers. In the event that any of these customers cease to offer our interactive TV products, our business, operating results and financial condition could be materially adversely affected. In 2000, three cable operators, Charter, Comcast and AT&T, accounted for approximately 49% of our revenues. In addition, revenues from consulting fees from our TVGateway joint venture accounted for 28% of our revenues. We cannot assure you that any of these customers will continue to offer our interactive TV products to their cable subscribers, or continue to use our consulting services. In addition, we cannot assure you that TVGateway will elect to extend the term of the TVGateway Management Agreement. The TVGateway Management Agreement has an initial term expiring December 31, 2001. This term automatically renews for up to two additional one-year terms, until December 31, 2003, unless TVGateway elects not to renew by providing written notice at least 90 days prior to the expiration of the then current term.


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
BALANCE AT DECEMBER
  31, 2000..........
                      ======  =======  ======  =======  ======  =======    ======

                      STOCKHOLDERS' EQUITY (DEFICIT)
                      -------------------------------
                         CLASS B
                       COMMON STOCK    COMMON STOCK
                      --------------  ---------------

                      SHARES  AMOUNT  SHARES  AMOUNT
                      ------  ------  ------  -------
BALANCE AT DECEMBER
  31, 1997..........  $  91
Deferred
  compensation......
Amortization of
  deferred
  compensation
Sale of Prefered
  Stock, net........
Accretion on
  Preferred Stock...
Net loss for the
  year..............
BALANCE AT DECEMBER
  31, 1998..........  9,101    $91
Warrants issued
  related to notes
  payable...........
Deferred
  compensation......
Amortization of
  deferred
  compensation......
Sale of Preferred
  Stock, net........
Accretion on
  Preferred Stock...
Sale of Common Stock
  in Initial Public
  Offering, net.....                  5,000   $   50
Sale of Common Stock
  in Overallotment,
  net...............                    750        8
Exercise of stock
  options...........                     43
Exercise of
  warrants..........                     36
Conversion of
  Preferred Stock to
  Common Stock......                  6,558       66
Conversion of Class
  B Common Stock to
  Common Stock......  (9,101)  (91)   9,101       91
Net loss for the
  year..............
                      ------   ---    ------  -------
BALANCE AT DECEMBER
  31, 1999..........                  21,488  $  215
                      ======   ===    ======  =======
Authorization of
  deferred
  compensation......
Sale of Common
  Stock.............                  1,531       15
Issuance of Common
  Stock in
  acquisition of DVA
  Inc...............                    119        1
Exercise of Stock
  Options...........                    144        2
Other...............                     26
Net Loss for the
  year..............
                      ------   ---    ------  -------
BALANCE AT DECEMBER
  31, 2000..........                  23,308     233
                      ======   ===    ======  =======

                                       STOCKHOLDERS' EQUITY (DEFICIT)
                      -----------------------------------------------------------------

                      COMMON STOCK
                      ----------
                                  WARRANT FOR                                 TOTAL
                      ADDITIONAL    CLASS A                   UNEARNED    STOCKHOLDERS'
                       PAID-IN      COMMON     ACCUMULATED  STOCK-BASED      EQUITY
                       CAPITAL       STOCK       DEFICIT    COMPENSATION    (DEFICIT)
                      ----------  -----------  -----------  ------------  -------------
BALANCE AT DECEMBER
  31, 1997..........                            $ (19,166)    $  (102)      $(19,177)
Deferred
  compensation......      1,113                                (1,333)
Amortization of
  deferred
  compensation
Sale of Prefered
  Stock, net........
Accretion on
  Preferred Stock...     (1,113)                   (5,012)                    (6,145)
Net loss for the
  year..............                              (27,122)                   (27,122)
BALANCE AT DECEMBER
  31, 1998..........                            $ (51,300)    $(1,031)      $(52,240)
Warrants issued
  related to notes
  payable...........                $1,030                                     1,030
Deferred
  compensation......        340                                  (340)
Amortization of
  deferred
  compensation......                                              395            395
Sale of Preferred
  Stock, net........
Accretion on
  Preferred Stock...       (340)                   (2,135)                    (2,475)
Sale of Common Stock
  in Initial Public
  Offering, net.....     96,559                                               96,609
Sale of Common Stock
  in Overallotment,
  net...............     14,640                                               14,648
Exercise of stock
  options...........        117                                                  117
Exercise of
  warrants..........
Conversion of
  Preferred Stock to
  Common Stock......     59,276        881                                    60,223
Conversion of Class
  B Common Stock to
  Common Stock......
Net loss for the
  year..............                              (35,650)                   (35,650)
                       --------     ------      ---------     -------       --------
BALANCE AT DECEMBER
  31, 1999..........   $170,592     $1,911      $ (89,085)    $  (976)      $ 82,657
                       ========     ======      =========     =======       ========
Authorization of
  deferred
  compensation......                                              396            396
Sale of Common
  Stock.............     19,482                                               19,497
Issuance of Common
  Stock in
  acquisition of DVA
  Inc...............      2,498                                                2,499
Exercise of Stock
  Options...........        327                                                  329
Other...............
Net Loss for the
  year..............                              (49,597)                   (49,597)
                       --------     ------      ---------     -------       --------
BALANCE AT DECEMBER
  31, 2000..........    192,899      1,911       (138,682)       (580)        55,781
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
                                                              ==========

    In addition, the purchase agreement between the Company and DVA provided for the payment of contingent consideration in shares of Common Stock in accordance with a specified formula if certain

                         WORLDGATE COMMUNICATIONS, INC.

11. DIGITAL VIDEO ART, INC. ACQUISITION (CONTINUED) criteria with respect to the retention of the former management and employees of DVA are met over future periods ranging from one to three years. Contingent consideration in shares of Common Stock or cash up to a maximum amount of $4,174,000 payable no later than November 2001. This contingency became determinable during the fourth quarter of 2000 due to a provision in the purchase agreement related to the Company's stock price and the Company expensed the related contingent consideration as compensation in engineering and development expense.

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

                         WORLDGATE COMMUNICATIONS, INC.

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

PERFORMANCE GRAPH

    The following indexed line graph indicates the Company's total return to stockholders from April 15, 1999, the date on which the Company's Common Stock began trading on the Nasdaq National Market, to December 31, 2000, as compared to the total return for the Nasdaq Stock Market--US Index, the Nasdaq Telecommunications Index and the Chase H & Q Internet Index for the same period. The calculations in the graph assume that $100 was invested on April 15, 1999, in each of the Company's Common Stock and each index and also assume dividend reinvestment.
                                    [GRAPH]

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

        10.11           2001 Employee Stock Purchase Plan.*

        10.12           TVGateway Management Agreement dated as of July 24, 2000, by and between TVGateway, LLC and WorldGate Service, Inc.*(4)

        21.1            Subsidiaries.*

        23.1            Consent of PricewaterhouseCoopers LLP.*

        24.1            Power of Attorney. (included in signature page)(#)


------------------------

  * Filed herewith.


  (#) Filed previously.


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


                                                       WORLDGATE COMMUNICATIONS, INC.

                                                       By:             /s/ RANDALL J. GORT
                                                            -----------------------------------------
                                                                         Randall J. Gort
                                                               VICE PRESIDENT, GENERAL COUNSEL AND
                                                                            SECRETARY

                                                                         August 16, 2001
                                                            -----------------------------------------
                                                                               Date



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                        NAME                                      CAPACITY                  DATE
                        ----                                      --------                  ----
                                                       Chairman of the Board and
                          *                              Chief Executive Officer
     -------------------------------------------         (principal executive          August 16, 2001
                  Hal M. Krisbergh                       officers)

                /s/ JAMES V. AGNELLO                   Vice President and Chief
     -------------------------------------------         Financial Officer (principal  August 16, 2001
                  James V. Agnello                       financial officer)

                          *
     -------------------------------------------       Director, Vice President and    August 16, 2001
                   David E. Wachob                       General Manager

                          *
     -------------------------------------------       Director                        August 16, 2001
                     Alan Gerry

                          *
     -------------------------------------------       Director                        August 16, 2001
               Clarence L. Irving, Jr.

                          *
     -------------------------------------------       Director                        August 16, 2001
                  Ronald A. Walter

     -------------------------------------------       Director
                     Jeff Morris

     -------------------------------------------       Director
                   Lemuel Tarshis



*By:                   /s/ RANDALL J. GORT
             --------------------------------------
                         Randall J. Gort
                        ATTORNEY-IN-FACT

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