Form 10-Q
period 2001-09-30
WORLDGATE COMMUNICATIONS INC
filed 2001-11-13
CIK 1030058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------


                                    FORM 10-Q

Mark One
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarterly Period Ended September 30, 2001.

                                       or

/_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period From ____________ To _____________.


                        Commission file number: 000-25755


                         WORLDGATE COMMUNICATIONS, INC.
           -----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



          Delaware                                 23-2866697
 -------------------------              ------------------------------------
  (State of Incorporation)              (I.R.S. Employer Identification No.)


                               3190 Tremont Avenue
                           Trevose, Pennsylvania 19053
                -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (215) 354-5100
                  --------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes /X/ No / /


As of October 30, 2001, there were 23,565,295 shares of common stock, par value $.01 per share, outstanding.

                         WORLDGATE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

Item 1.           Financial Statements and Supplementary Data ..........................     Page 3
Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................................     Page 8
Item 3.           Quantitative and Qualitative Disclosures about Market Risk ...........     Page 11

PART II   OTHER INFORMATION

Item 1.           Legal Proceedings ....................................................     Page 12
Item 2.           Changes in Securities and Use of Proceeds ............................     Page 12
Item 3.           Defaults upon Senior Securities ......................................     Page 12
Item 4.           Submission of Matters to a Vote of Security Holders ..................     Page 12
Item 5.           Other Information ....................................................     Page 12
Item 6.           Exhibits and Reports on Form 8-K .....................................     Page 13

                          PART I. FINANCIAL INFORMATION

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         WORLDGATE COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                             2001              2000
                                                                          (UNAUDITED)
                                                                         -------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $   9,072         $  20,415
  Restricted cash                                                              1,199                 0
  Short-term investments                                                     10,362            26,090
  Accounts receivable, less allowance for doubtful accounts
  of $2,000 at September 30, 2001 and $1,450 at December 31, 2000              4,326             7,004
  Inventory                                                                    7,401            11,264
  Prepaid and other assets                                                     1,070             2,096
                                                                           ---------         ---------
      Total current assets                                                    33,430            66,869
                                                                           ---------         ---------
Property and equipment                                                         5,707             4,563
  Less: accumulated depreciation and amortization                             (1,889)           (1,056)
                                                                           ---------         ---------
      Property and equipment, net                                              3,818             3,507
Prepaid expenses and deposits                                                  1,059             1,098
Goodwill                                                                       3,096             3,367
                                                                           ---------         ---------
      Total assets                                                         $  41,403         $  74,841
                                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion, notes payable                                           $      31         $     414
  Current portion, capital leases                                                  0                 5
  Notes payable - Shareholders of DVA                                          1,199             4,786
  Accounts payable                                                             1,166             2,087
  Accrued expenses                                                             1,539             1,711
  Accrued compensation and benefits                                            3,213             4,767
  Contractual obligations related to equity financing                          4,167             5,033
  Other                                                                           30                30
                                                                           ---------         ---------
      Total current liabilities                                               11,345            18,833
Capital leases                                                                     0                 2
Other                                                                            203               225
                                                                           ---------         ---------
      Total liabilities                                                       11,548            19,060
                                                                           ---------         ---------

Stockholders' equity:
  Common Stock, $.01 par value, 50,000,000 shares authorized,
    23,559,433 shares issued and outstanding at September 30,
    2001 and 23,308,196 shares issued and outstanding at
    December 31, 2000                                                            236               233
  Additional paid-in capital                                                 193,478           192,899
  Warrant for Common Stock                                                     1,911             1,911
  Accumulated deficit                                                       (165,481)         (138,682)
  Unearned stock-based compensation                                             (289)             (580)
                                                                           ---------         ---------
      Total stockholders' equity                                              29,855            55,781
                                                                           ---------         ---------
      Total liabilities and stockholders' equity                           $  41,403         $  74,841
                                                                           =========         =========

   The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        SEPTEMBER 30                     SEPTEMBER 30
                                                                 ----------------------------     -----------------------------
                                                                     2001            2000            2001             2000
                                                                 -----------     ------------     ------------     ------------
Revenues
   Equipment product revenues                                   $        492     $      4,842     $      4,393     $      9,613
   Service fee revenues                                                3,303            1,776            8,259            2,155
                                                                ------------     ------------     ------------     ------------
        Total revenues                                                 3,795            6,618           12,652           11,768
                                                                ------------     ------------     ------------     ------------
Costs and expenses
   Cost of equipment product revenues                                  1,501            7,851            8,715           17,028
   Cost of service fee revenues                                        2,686            1,192            6,657            1,192
Engineering and development (excluding
   depreciation and amortization amounts
   of $272 and $165 for the three months
   ended September 30, 2001 and 2000,
   respectively, and $730 and $308 for the
   nine months ended September 30, 2001 and
   September 30, 2000, respectively)                                   3,144            4,365           10,725           12,794
Sales and marketing (excluding depreciation
   and amortization amounts of $81 and $62 for
   the three months ended September 30, 2001 and
   2000, respectively, and $227 and $178 for the nine
   months ended September 30, 2001 and September 30,
   2000, respectively)                                                 1,481            3,356            5,869            9,784
General and administrative (excluding depreciation and
   amortization amounts of $49 and $55 for the three
   months ended September 30, 2001 and 2000, respectively,
   and $147 and $117 for the nine months ended September 30,
   2001 and September 30, 2000, respectively)                          2,156            2,678            6,132            7,212
Depreciation and amortization                                            402              282            1,104              603
                                                                ------------     ------------     ------------     ------------
      Total costs and expenses                                        11,370           19,724           39,202           48,613
                                                                ------------     ------------     ------------     ------------
Loss from operations                                                  (7,575)         (13,106)         (26,550)         (36,845)
Interest and other income                                                171              714              924            2,678
Interest and other expense                                                (4)             (17)            (173)             (59)
Loss from Unconsolidated Entity                                            0             (484)          (1,000)            (484)
                                                                ------------     ------------     ------------     ------------
Net loss                                                        $     (7,408)    $    (12,893)    $    (26,799)    $    (34,710)
                                                                ============     ============     ============     ============
Net loss per common share (basic and diluted)                   $      (0.31)    $      (0.57)    $      (1.14)    $      (1.59)
                                                                ============     ============     ============     ============
Weighted average common shares outstanding - basic
   and diluted                                                    23,559,223       22,462,673       23,480,080       21,893,222
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

                         WORLDGATE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                        ------------------------
                                                                                          2001           2000
                                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $(26,799)      $(34,710)
  Adjustments to reconcile net loss to cash used in operating activities
    Depreciation and amortization                                                            833            453
    Bad debt expense                                                                         550            350
    Amortization of deferred compensation                                                    291            296
    Amortization of goodwill                                                                 271            150
    Loss from investment in unconsolidated entity                                          1,000            484
    Changes in operating assets and liabilities:
      Accounts receivable                                                                  2,128         (5,324)
      Inventories                                                                          3,863         (6,618)
      Prepaid and other assets                                                             1,065            818
      Accounts payable                                                                      (921)           260
      Accrued expenses                                                                      (172)           942
      Accrued compensation and benefits                                                   (1,554)           607
      Other                                                                                  (22)           (23)
                                                                                        --------       --------
        Net cash used in operating activities                                            (19,467)       (42,315)
                                                                                        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                    (1,144)        (2,361)
  Proceeds from maturities of short-term investments, net                                 15,728         40,812
  Investment in unconsolidated entity                                                     (1,000)        (1,250)
  Net cash acquired - Acquisition of DVA                                                       0             63
  Restricted cash net - DVA escrow                                                        (1,199)             0
                                                                                        --------       --------
        Net cash provided by investing activities                                         12,385         37,264
                                                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                                     45            114
  Proceeds from issuance of common stock                                                      22         24,530
  Repayment of notes payable - DVA shareholders                                           (3,938)             0
  Repayments of capital leases and notes payable                                            (390)          (567)
                                                                                        --------       --------
        Net cash (used in) provided by financing activities                               (4,261)        24,077
                                                                                        --------       --------
Net (decrease) increase in cash                                                          (11,343)        19,026
Cash and cash equivalents, beginning of period                                            20,415          9,256
                                                                                        --------       --------
Cash and cash equivalents, end of period                                                $  9,072       $ 28,282
                                                                                        ========       ========
Cash paid for interest                                                                  $     20       $     59

NONCASH INVESTING AND FINANCING ACTIVITIES
  Issuance of common stock for acquisition of business                                  $      0       $  2,500
  Issuance of common stock in payment of notes payable to DVA shareholders              $    389       $      0
  Increase in notes payable to DVA shareholders from reduced valuation realized on
    common stock issued                                                                 $    739       $      0
  Issuance of notes payable for acquisition of business                                 $      0       $  1,332
  Establishment of contractual obligation related to equity financing                   $      0       $  5,110
  Utilization of contractual obligations related to equity financing                    $    866       $      0

   The accompanying notes are an integral part of these financial statements.

                         WORLDGATE COMMUNICATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         (Dollar Amounts are in Thousands, Except for per Share Amounts)
                                   (Unaudited)

1. Basis of Presentation.

     The unaudited financial statements of WorldGate Communications, Inc. (the "Company") for the three and nine months ended September 30, 2001 and September 30, 2000 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000 and the notes thereto included in the Company's Annual Report on Form 10-K.

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

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 requires, among other things, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its useful life. FAS 143 will be adopted by the Company commencing January 1, 2003 and is not expected to have a significant impact on the Company's financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 will be adopted by the Company commencing January 1, 2002. The Company is in process of determining the impact, if any, of adopting FAS 144.

3. Restricted Cash.

     On March 19, 2001, the Company deposited $4,424 into an escrow account to secure the payment of the merger consideration payable to the shareholders of Digital Video Art, Inc., the software engineering company acquired by the Company in April of 2000. Pursuant to the Merger Agreement between the parties, as amended, the Company authorized the payment of $3,225 from the escrow account to these shareholders between April 2, 2001 and September 30, 2001 leaving $1,199 in the escrow account as of September 30, 2001.

4. Inventories.

     Inventories are summarized as follows:

                                           September 30, 2001        December 31, 2000
                                           ------------------        -----------------
Raw Material                                     $ 5,162                 $ 5,280
Work in Progress                                     183                   2,295
Finished Goods                                       924                   1,746
Inventory held by customers and vendors            1,132                   1,943
                                                 -------                 -------
                                                 $ 7,401                 $11,264
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

6. Related Party Transactions.

     In 1997, the Company entered into an agreement with a cable operator who is an investor. Revenues recognized from this investor were approximately ($91) and $2,569, respectively, for the three months ended September 30, 2001 and September 30, 2000 and approximately $157 and $4,980, respectively, for the nine months ended September 30, 2001 and September 30, 2000. Accounts receivable from this investor amounted to approximately $166 at September 30, 2001 and $1,711 at December 31, 2000.

     In 1997 and 1998, the Company entered into agreements with four stockholders to provide the Company with engineering and development support. As a result of these agreements, the Company has expensed approximately $348 and $2,168, respectively, for the three months ended September 30, 2001 and September 30, 2000 and approximately $1,209 and $5,075, respectively, for the nine months ended September 30, 2001 and September 30, 2000. Accounts payable to these stockholders amounted to $6 and $12 at September 30, 2001 and December 31, 2000, respectively. These stockholders are suppliers of technology and components for the Company's products and services. These agreements provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company's engineering efforts. These agreements do not provide for ongoing royalties, purchase provisions, nor for any requirement to provide additional funding to the Company.

     In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. Included in prepaid expenses and deposits is $1,000 related to this lease.

7. Digital Video Arts, Inc. Acquisition

     On April 28, 2000, the Company completed the acquisition of Digital Video Art, Inc. ("DVA"), a Campbell, California based engineering services operation providing out-sourced product development, with expertise in digital television and 3D graphics. The total purchase price included $4,174 in contingent consideration which became determinable during the fourth quarter of 2000. The Company expensed this contingent consideration as compensation in engineering and development expense. On March 19, 2001, the Company placed $4,424 into an escrow account for the payment of this contingent consideration and the remainder of the then outstanding purchase consideration. In April 2001, the Company began making payments from the escrow fund to the DVA shareholders of $3,225, of which $2,836 was paid in cash and $389 was paid by delivery of 100,000 shares of common stock, leaving $1,199 remaining in the escrow account as of September 30, 2001. The remaining obligation of the Company to DVA in the amount of $1,199 was paid by the Company in cash in October 2001.

8. TVGateway Joint Venture and related Cable Operator Agreements

     The Company is providing certain administrative services to a joint venture formed in July 2000 with four cable operators on a cost plus management fee basis pursuant to a management agreement entered into with those cable operators (the "TVGateway Management Agreement"). The current term of the TVGateway Management Agreement will expire on December 31, 2002. This term will automatically renew for an additional one-year term, until December 31, 2003, unless TVGateway elects not to renew by providing written notice at least 90 days prior to that date. TVGateway may transition all or part of the services provided by the Company to a third party with four months notice to the Company. For the three and nine months ended September 30, 2001, charges for such services, which are included in service fee revenue, totaled $2,968 and $7,346, respectively. For the three and nine months ended September 30, 2000, charges for such services totaled $1,435 and $1,435, respectively. In addition, product sales to TVGateway for the three and nine months ended September 30, 2001 were $71 and $503, respectively. There were no product sales to TVGateway for the three and nine months ended September 30, 2000. Accounts Receivable from TVGateway amounted to $127 at September 30, 2001 and $1,035 at December 31, 2000. WorldGate is accounting for its investment in the joint venture under the equity method.

     Concurrent with the consummation of multi-year agreements with four cable operators, the Company entered into a supply agreement with the cable operators whereby the Company agreed to supply these cable operators, on a pro rata basis, products that pertain to the development and deployment of the WorldGate service. At September 30, 2001 the Company had a remaining liability of $4,167 for the anticipated cost of satisfying this obligation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           (Dollar Amounts are in Thousands, Except per Share Amounts)

                   FORWARD-LOOKING AND CAUTIONARY STATEMENTS.

     We may from time to time make written or oral forward-looking statements, including those contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "estimate," "project," "believe," "intend," "expect," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate. The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) continued losses, (3) difficulty or inability to raise additional financing, if needed, on terms acceptable to us, (4) industry competition factors and other uncertainty that a market for our interactive TV products will develop, (5) challenges associated with cable operators (including, uncertainty that they will offer our interactive TV products, inability to predict the manner in which they will market and price our interactive TV products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our interactive TV products), (6) challenges with advertisers and television programmers (including uncertainties that they will support our Channel HyperLinking(SM) technology), (7) loss of TVGateway or any one of our other largest customers, (8) departure of one or more key persons and (9) other risks identified in our filings with the Securities and Exchange Commission. We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.

Results of Operations:

Three and Nine Months Ended September 30, 2001 and September 30, 2000

     Revenues. Revenues decreased from $6,618 for the three months ended September 30, 2000 to $3,795 for the three months ended September 30, 2001. Revenues increased from $11,768 for the nine months ended September 30, 2000 to $12,652 for the nine months ended September 30, 2001. Substantially all revenues are attributable to the commercial deployments of WorldGate's interactive television products and services and cable subscribers subscribing to these services and consulting fees with TVGateway, an unconsolidated entity, as of September 30, 2001. A substantial portion of the revenue decrease for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000, is attributable to approximately $3,600 in shipments of equipment to certain TVGateway partners in the third quarter of 2000 to support the newly introduced TVGateway interactive program guide. The increase in revenues for the nine months ended September 30, 2001, when compared to the nine months ended September 30, 2000, was primarily attributable to revenues from consulting fees with TVGateway pursuant to the TVGateway Management Agreement described in Note 8 to our financial statements for the nine months ended September 30, 2001 which had only been in effect for three months ended September 30, 2000. Our equipment product revenues declined for the three and nine months ended September 30, 2001, when compared to the same periods in 2000, primarily reflecting the slowdown in iTV deployments within the U.S. cable marketplace. At September 30, 2000 the Company had deployed, had agreements to deploy, or was in trials to deploy our services with 19 cable systems with approximately 68,000 Revenue Generating Units from deployed systems. As of September 30, 2001 the Company had deployed, had agreements to deploy or was in trials to deploy our interactive television services with 59 cable systems, representing approximately 412,000 Revenue Generating Units from deployed systems. For the three and nine months ended September 30, 2001, there were revenues of $492 and $4,392, respectively, or 13% and 35%, respectively, derived from the delivery of headends, keyboards, and related equipment products, with $3,303 and $8,260, respectively, or 87% and 65%, respectively, attributable to service fee revenues consisting of consulting fees, subscriber fees and advertising fees. For the three and nine months ended September 30, 2000, revenues of $4,842 and $9,614, respectively, or 73% and 82%, respectively, were derived from the delivery of headends, keyboards, and related equipment products with $1,776 and $2,155, respectively, or 27% and 18%, respectively, attributable to service fee revenues.

     Costs and Expenses.

     Cost of Revenues. Cost of equipment product revenues consists primarily of equipment product costs related to initial trials and commercial deployments and service fee revenue costs, related primarily to the provision of engineering and administrative services. Costs of equipment product revenues for the three and nine months ended September 30, 2001 were $1,501 and $8,715, respectively, or approximately 305% and 198% of equipment product revenues, respectively, compared to the product costs of revenues of $7,851 and $17,028, respectively, or approximately 162% and 177% of equipment product revenues, respectively, for the three and nine months ended September 30, 2000. The reduction in equipment product cost of revenues is primarily attributable to a reduced level of equipment revenues, the Company's reduction of unit costs, and the reduced requirement for the Company to supply modules to be incorporated into set-top boxes. Service fee costs of revenues for the three and nine months ended September 30, 2001 were $2,686 and $6,657, respectively, or approximately 81% and 81%, respectively, of service fee revenues. Service fee costs of revenues for the three and nine months ended September 30, 2000 were $1,192 and $1,192, respectively, or 67% and 55%, respectively, of total service fee revenues. The increase in service fee cost of revenues of $1,494 and $5,465, respectively, for the three and nine months ended September 30, 2001 when compared to the same periods in 2000 is attributable to increased consulting fees with TVGateway and additional subscriber fees.

     Engineering and Development. Engineering and development expenses primarily consist of the cost of design, programming, testing, documentation and support of the Company's hardware, software and services. Engineering and development costs were $3,144 for the three months ended September 30, 2001, a decrease of approximately 28% when compared to $4,365 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, engineering and development costs were $10,725, a decrease of approximately 16% when compared to $12,794 for the nine months ended September 30, 2000. These decreases in expenses are primarily attributable to significant expense reductions beginning in the fourth quarter of 2000 and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately.

     Sales and Marketing. Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments. For the three and nine months ended September 30, 2001 sales and marketing expenses were $1,481 and $5,869, respectively. This represents a decrease of approximately 56% and 40%, respectively, when compared to sales and marketing expenses of $3,356 and $9,784, respectively, for the three and nine months ended September 30, 2000. These decreases in expenses are primarily attributable to significant expense reductions beginning in the fourth quarter of 2000 and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately.

     General and Administrative. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $2,156 and $6,132, respectively, for the three and nine months ended September 30, 2001, a decrease of approximately 19% and 15%, respectively, when compared to expenses of $2,678 and $7,212, respectively, for the same periods in 2000. These decreases in expenses are primarily attributable to significant expense reductions beginning in the fourth quarter of 2000 and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately.

     Interest and Other Income and Interest Expense. Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income decreased from $714 for the three months ended September 30, 2000 to $171 for the three months ended September 30, 2001, and decreased from $2,678 for the nine months ended September 30, 2000 to $924 for the nine months ended September 30, 2001, primarily due to declining average cash balances and to declining interest rates. During the three and nine months ended September 30, 2000, the Company earned interest on average cash balances of approximately $51,400 and $60,400, respectively, and incurred interest expense related to its $1,100 equipment financing facility. In comparison, during the three and nine months ended September 30, 2001 the Company earned interest on average cash balances of approximately $21,753 and $31,101, respectively, and incurred interest expense related to its $1,100 equipment financing facility.

     Income Taxes. The Company has incurred net operating losses since inception and accordingly had no income taxes due and has not recorded any income tax benefit for those losses.

     Liquidity and Capital Resources.

     As of September 30, 2001, our primary source of liquidity consisted of cash and cash equivalents and short-term investments that are highly liquid, are of high quality investment grade and have maturities of less than one year.

         At September 30, 2001, the Company had cash and cash equivalents of $10,271, of which $1,199 is restricted (see Note 3 to our financial statements for the nine months ended September 30, 2001), and additionally $10,362 in short-term investments, as compared to cash and cash equivalents of $20,415 (in addition to $26,090 in short-term investments) at December 31, 2000. Net cash used in operations was $19,467 for the nine months ended September 30, 2001, as compared to $42,315 used for the same period in 2000. The decrease in net cash used for operations was primarily attributable to the Company's decrease in expenditures in 2001, including its significant expense reduction program, and accounts receivable and inventory reductions, partially offset by accruals that were paid in the year.

     Cash provided by investing activities during the nine months ended September 30, 2001 totaled $12,385 compared to $37,264 provided during the same period in 2000. During the nine months ended September 30, 2001, we utilized the net proceeds from our maturing short-term investments of $15,728 compared to $40,812 for the nine months ended September 30, 2000. Capital expenditures were $1,144 and $2,361 for the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001 and 2000, the Company invested $1,000 and $1,250, respectively, in TVGateway, an unconsolidated entity.

     Net cash used in financing activities was $4,261 for the nine months ended September 30, 2001 compared to cash provided of $24,077 from financing activities for the nine months ended September 30, 2000. The increase in net cash used in financing activities was primarily due to the payment of acquisition consideration due to the shareholders of Digital Video Art, Inc., the company we acquired in April 2000 (See Note 7 to our financial statements for the six months ended September 30, 2001).

     The Company continues to aggressively manage expenses and, after quarter end, implemented an organizational restructuring and staff reduction program to further reduce cash usage. The program, when completed, should have an additional annualized impact of approximately $5 million, or $1.3 million per quarter. As a result of these actions, the Company believes it has sufficient cash to fund its operations into 2003. During this period, the Company may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing, bank debt financing, or from other sources. There can be no assurance that this capital will be available on terms acceptable to us, if at all.

     Operations and Liquidity

     To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999. As of September 30, 2001 the Company had cash (including restricted cash), cash equivalents, and short-term investments of $20,633. The operating cash usage for the nine months ended September 30, 2001 was $19,467. Based on estimates of the Company, significant staff reductions implemented in 2000 and in the second quarter of 2001, and additional reductions made in the fourth quarter of 2001, and other measures taken by the Company to reduce cost and manage inventory, the Company believes it has sufficient cash reserves at September 30, 2001 to fund the business into 2003. If the Company's operating cash usage exceeds its internal estimates over this period, then additional financing or a further reduction in operating expenses would be required. Additional financing, should it be required, would be subject to the risk of availability, may be dilutive to the Company's shareholders, or could impose restrictions on operating activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Interest Rate Risk. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

     As of September 30, 2001, the Company's cash (including restricted cash) and cash equivalents and short-term investments were $20,633, most of which were debt securities having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended September 30, 2001 would have decreased by approximately $51. This estimate assumes that the decrease occurred on the first day of 2001 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

                           PART II. OTHER INFORMATION

          (Dollars Amounts are in Thousands, Except per Share Amounts)

ITEM 1. LEGAL PROCEEDINGS.

     None.

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

The net proceeds of the offering to the Company (after deducting the foregoing expenses associated with such offering) was $111,192. From the effective date of the Registration Statement to June 30, 2001, the net proceeds have been used for the following purposes:

    Purchase and installation of machinery and equipment                $  4,709
    Acquisition of other business (including transaction costs)              145
    Repayment of indebtedness                                             10,904
    Working capital                                                       95,434
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


                                      WORLDGATE COMMUNICATIONS, INC.




Date: November 13, 2001               /s/ Hal M. Krisbergh
----                                  ---------------------------------
                                      Hal M. Krisbergh
                                      Chairman and Chief Executive Officer




Date: November 13, 2001                /s/ James V. Agnello
----                                   ---------------------------------
                                       James V. Agnello
                                       Vice President and Chief
                                       Financial Officer