Form 10-K
period 2001-12-31
WORLDGATE COMMUNICATIONS INC
filed 2002-03-29
CIK 1030058

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-25755

WORLDGATE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2866697 (IRS Employer Identification No.)
3190 Tremont Avenue Trevose, Pennsylvania (Address of principal executive offices)	19053 (zip code)

(215) 354-5100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.01 Par Value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [☒]        No [☐]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

        The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $25.4 million as of March 18, 2002, based on the closing sale price per share of common stock, as quoted on the Nasdaq National Market.

        The number of shares of the registrant's common stock outstanding as of March 18, 2002 was 23,568,312.

DOCUMENTS INCORPORATED BY REFERENCE

        [None]

WORLDGATE COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2001

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

PART I

Item 1. Business

        WorldGate Communications, Inc., or WorldGate or the Company, was incorporated in Delaware in 1996 to succeed to the business of our predecessor, WorldGate Communications, L.L.C., which commenced operations in March 1995. In April 1999, we completed our initial public offering of 5,000,000 shares of our common stock. Our common stock is listed on the NASDAQ National Market and is traded under the symbol "WGAT". Our executive offices are located at 3190 Tremont Avenue, Suite 100, Trevose, Pennsylvania 19053.

Overview

        We are a leader in providing interactive television entertainment products and services to the cable television industry. Interactive television, or ITV, is a rapidly growing sector of the cable television industry, with its focus on deploying services and applications to allow television viewers to interact with programs, advertisements and other content on their television sets. Viewers input information via wireless keyboards or other remote control devices. We offer our customers, the cable operators who want to offer ITV applications to their subscribers, a wide array of ITV applications and related services and products.

        We believe that we are unique in that we can offer cable operators a wide variety of ITV solutions tailored to their needs. Our business strategy, as more fully described below, is designed to take advantage of our unique position. ITV has several components. First, cable operators must create the infrastructure to deploy ITV applications. We design, assemble, install and maintain the equipment and computer software, or systems, necessary to provide these ITV applications. Second, cable operators must have the flexibility to concurrently provide multiple ITV applications, including applications such as interactive program guides, or IPGs, Internet over television services, video on demand and enhanced television, or eTV, products. We provide a platform, called middleware, that works in combination with the set-top boxes currently used by cable operators for television programming to provide these ITV applications. Our middleware is designed as an "open standards" platform, which means it will work with a wide variety of applications, including many of the third party applications that are in existence today. Thirdly, in addition to our systems and middleware products, we license a variety of our own ITV applications to our cable operator customers. Finally, our cable operator customers must ensure that the various systems, middleware and applications which they are using are compatible and have the required interoperability such that they do not adversely impact each other. We provide development, testing, certification, training and other support services to help our customers to deploy and maintain their various systems, middleware and applications. This comprehensive approach to providing ITV solutions to our customers distinguishes us from many of our competitors, particularly those that merely license technology without providing the full array of support services that we provide.

        Once our cable operator customers have the necessary systems, middleware and applications installed and deployed, we may receive revenue from advertising and television commerce, or t-commerce, in addition to any licensing fees we receive for the use of our technologies. For example, our interactive television service, the WorldGateSM ITV Service, contains advertisements for which we receive revenues. Our products and services also provide cable subscribers with opportunities to execute transactions via their television sets, for which we also receive revenues. We partner with, and share these revenues with, our content providers and cable operator customers, which ensures that our subscribers have a wide variety of viewer-friendly content when using our service. In addition, we may provide aggregation and packaging services to our cable operator customers for the interactive information and other content that may be offered through their ITV applications. This content may include news, sports, weather, business and entertainment data feeds as well as other types of content. Finally, we provide a full range of aggregating and reporting functions to help our cable operator customers and content providers manage their interactive offerings.

        Furthermore, we are the manager and a partial owner of TVGateway, LLC, a joint venture between us and four of the largest six multiple system operators, or MSOs, in the U.S. This joint venture was formed during 2000 to provide cable operators with interactive applications for their digital products, including an IPG. We receive licensing fees from TVGateway for the use of our proprietary technology in their IPG service, the TVGatewaySM Service, and we receive management fees for managing the joint venture.

Products and Services

        We have tailored our business strategy around the diverse variety of services and products described above. Specifically, the core products and services that we have developed and/or are deploying include:

  •
  WorldGateSM ITV Service. Developed as our flagship product and now enhanced by a full range of other offerings, the WorldGate ITV Service is the focus of our business strategy. The WorldGate ITV Service provides a variety of compelling ITV applications to our cable operator customers. The WorldGate ITV Service operates on both already existing cable set-top boxes, and on more advanced, next-generation set-top boxes. The WorldGate ITV Service works as an application on our CableWare middleware, and on PowerTV middleware, and is integrated with the TVGateway and TV Guide IPGs. The WorldGate ITV Service includes enhanced television applications such as broadcast data services, access to the Internet over television, news headlines, sports scores, stock quotes, shopping links, e-mail and chat. In addition, the service interfaces with other applications including video on demand, or VOD, and a variety of IPGs and t-commerce features.

  •
  CableWareSM. CableWare is a middleware product that allows multiple ITV applications to run simultaneously on a television set-top box. CableWare is based upon our patented "Ultra-Thin ClientSM" technology, which uses existing cable television architecture to deploy a centralized interactive system. "Ultra-Thin Client" enables us to install, maintain and upgrade our hardware at the cable operator's plant, also called a headend. Because most of our technology is located at the headend, cable subscribers need only use the currently deployed generation of low cost set-top boxes with limited memory and processing resources to offer ITV applications. This significantly reduces the cost of deploying ITV applications. In addition, our Ultra-Thin Client architecture permits upgrades to be made either at the headend or through software downloads to the set-top boxes. This minimizes the need to repair or upgrade these boxes.

  •
  Services. We provide a comprehensive set of services to support our interactive TV technology, matching our services with the needs of our cable operator customers. We package a variety of support services that include the necessary assistance required to install, launch, and maintain an interactive cable system. Other additional support programs are specifically designed to assist partners in developing applications and content. Our services provided include technical support, monitoring and reporting, customizing content, and training.

  •
  Channel HyperLinkingSM. Channel HyperLinking is our patented ITV application that allows cable subscribers to link instantly from television programming and advertising to related internet or other content. This powerful feature supplements the WorldGate ITV Service and the TVGateway Service and has a variety of revenue producing uses for cable operators, broadcasters and advertisers and provides a valuable tool for viewers, who can flip back and forth almost instantly between watching television and enjoying the benefits of interactive TV.

Deployments

        As of December 31, 2001, our products and services were deployed to approximately 472,000 revenue generating units, or RGUs, on more than 60 cable systems in over 12 countries around the world. RGUs represent unique revenue generating opportunities for us, possibly from the same subscriber. For example a subscriber who utilizes both our WorldGate ITV Service and the TVGateway Service would represent two RGUs, reflecting the two revenue streams that WorldGate receives from the cable operator for that subscriber.

        Among the cable operator customers who have deployed or agreed to deploy our services, are five of the six largest MSOs in the U.S., including AT&T Broadband, Comcast Cable Communications, Charter Communications, Inc., Cox Communications, Inc. and Adelphia Communications Corp. We believe that we are currently the only provider in the ITV industry that deploys our interactive television services and products over both analog and digital cable platforms.

        Domestically, we added significant deployments to our list in 2001, including a deployment with AT&T Broadband in Tacoma, Washington and Astound Broadband in Minnesota. Internationally, our business strategy continues to include a significant commitment to deploy our services to cable operators around the world. To that end, in 2001 and early 2002 we have added deployments, or have obtained agreements to deploy, with:

  •
  Retecal Cable, Spain

  •
  Digital Latin America

  •
  Cogeco Cable, Canada

  •
  GigaCable, S.A., Argentina

  •
  TV Cable, S.A., Colombia

  •
  Liberty Cablevision, Puerto Rico.

Material Developments for WorldGate in 2001

        The following is a summary of material developments for us that have occurred since December 31, 2000:

  •
  Digital Latin America Distribution Agreement. In March 2001, we signed an agreement with Digital Latin America, or DLA, a distributor of digital cable content to cable operators throughout Central and South America and the Caribbean. This agreement allows DLA to distribute the WorldGate ITV Service to its many cable operator affiliates in these regions. In December 2001, we strengthened our strategic relationship with DLA by developing a digital cable interactive video offering specifically for DLA affiliates, including customized content for specific regions and additional Spanish language features. Four of DLA's cable operator affiliates agreed to deploy this new joint offering in 2002, including Intercable in Venezuela, Amnet in Costa Rica, Cable Onda in Panama and Telecable Nacional in the Dominican Republic.

  •
  Introduction of New Products. In March 2001, we introduced a new product, the Ultra-Compact Server, that allows our cable operator customers to deploy our service to more subscribers, while taking up less space in the cable operator's head-end. In June 2001, we introduced a smaller scale equipment package, called the ITV Starter Kit, to allow our cable operator customers an inexpensive way to begin using our services. These new offerings removed two important hurdles we have experienced when marketing our product, the initial capital expense and the space requirement for our hardware in the limited environment of the cable head-end.

  •
  Issuance of New Patents. In August 2001, the U.S. Patent and Trademark Office issued a fourth patent to us covering a unique method for efficiently encoding digital image data, such as Internet Web pages, for delivery over cable TV network systems. In early 2002, we were informed that the U.S. Patent and Trademark Office issued a notice of allowance for another new patent also related to this encoding technology.

  •
  Deployment with AT&T Broadband. In June 2001, AT&T Broadband, the nation's largest cable operator, deployed our interactive services to digital cable subscribers in Tacoma, Washington using Motorola DCT-2000 set top boxes, remote controls and optional wireless keyboards.

  •
  Deployment with Charter Communications. Also in 2001, Charter Communications' Newtown, CT site became WorldGate's largest domestic commercial deployment, growing its WorldGate subscriber base three-fold to over 30,000 subscribers. Charter, which originally launched WorldGate in April 1998, has currently installed WorldGate in 10 locations throughout the country.

  •
  Deployment with Astound Broadband. WorldGate continued to expand its reach within the United States through a commercial deployment agreement with Astound Broadband in the fourth quarter of 2001. Astound selected WorldGate to provide a robust set of interactive entertainment content to their digital subscribers. Commercial deployment is expected to begin during early 2002.

  •
  Deployment with TV Cable Bogotá. Late 2001 marked the Company's first commercial deployment in Bogotá, Colombia with TV Cable S.A., the largest cable operator in Colombia. WorldGate's ITV services are now being bundled with TV Cable S.A.'s premium cable TV package, creating a valuable consumer offering intended to drive the penetration of premium cable subscriptions in this country.

  •
  Additional International Deployments. Other international deployments and agreements to deploy were finalized in 2001, including those with Cogeco Cable, Canada's fourth largest cable operator, Retecal Cable in Spain, GigaCable S.A. in Argentina, and CableVision Monterrey in Mexico.

Services and Support

        In addition to the various products we offer our customers, the following is a description of the full suite of services and support we also provide as an important complement to these products:

  •
  Customer Support Representatives (CSRs). Our technical support team has in-depth experience with all of our products and a high degree of expertise with the set-top boxes manufactured by Motorola and Scientific Atlanta, the most utilized boxes in the industry. They can answer technical questions for our deployed systems, including questions involving network interfaces, system hardware and software operation. Our CSRs use state-of-the-art technology as well as leading customer service management tools to track customer questions and problems. Reported issues generate a ticket number, which is tracked and escalated according to the situation's severity and priority. Our data shows that the majority of these issues are resolved by our CSRs. Our CSR's have been integrated with many of our cable operator customer call centers to respond seamlessly to issues and to provide effective problem resolutions.

  •
  Network Operations Center (NOC). Our Network Operations Center, or NOC, monitors and troubleshoots cable systems where our products are deployed. Our NOC contains network monitoring and system management applications that proactively monitor all installed and deployed systems. The NOC staff of network, systems, and software engineers supports our cable operator customers 24 hours a day, 7 days a week in troubleshooting issues escalated through the CSR center, upgrading software remotely, and performing routine maintenance to ensure optimal system performance. We collect this data using several different processes, all of which are based on industry standards, with procedures in place to ensure the privacy of cable subscribers utilizing our service. Our servers are off-the-shelf units incorporating the latest redundancy techniques, including dual power supplies and hot swappable subsystems (that is, live subsystems that can immediately replace problem subsystems if required). We have tools that monitor our internal servers, our vendor feeds, our local servers at the cable head-end, and our backup systems. With our NOC capabilities, most issues can be identified and resolved before service is interrupted. When the NOC monitoring system detects a problem, it automatically activates alarms, e-mails, and personal pagers as appropriate.

  •
  Field Operations and Deployment. Our staff of experienced project managers, field engineers, and technicians allows us to launch our products and support our customers on an ongoing basis. Our project managers develop the framework for all project communications, contractual obligations and deliverables. They identify critical needs, define responsibilities, establish controls, and manage schedules. Project managers also keep customers informed with reports including Project Planning, Status, Change Management, and Problem Resolution. The maintenance and installation engineers are responsible for installing systems. Before installation, our engineers ensure that the site meets our equipment requirements. The engineers document complex channel mapping issues, environmental, and radio frequency connectivity requirements; they present their report to our cable operator customers and our personnel. The system configuration is fully recorded, maintained, and verified prior to delivery and installation. The project manager can then coordinate the installation and test procedures to ensure the system works as designed.

  •
  Content Customization. We offer a suite of professional services to assist customers in building a user interface design, aggregating content, or other ITV applications. Customers may move beyond our core product by designing a custom interface and content. Working with a WorldGate Account Development Representative, partners can customize their user experience by hand picking the design and content to be included on each site. We will work with specified content partners or will independently provide those resources. Our creative services department can design a user interface from "scratch," or can work with a preferred agency to apply the customer's brand and colors to the custom ITV product.

  •
  Training. Our training department offers a variety of training classes developed for cable operator personnel ranging from CSRs to headend technicians. The design of the training can be geared from basic to advanced levels. The training department provides flexible options for a variety of standard and customized courses on the WorldGate Interactive Service. Our trainers develop and maintain training modules for customer support representatives, headend technicians, field installers, content developers, and Pay-Per-View schedulers.

WorldGate Business Model

        We derive revenues from cable operators, e-commerce merchants and advertisers and from management and service fees. We expect to enhance these revenue opportunities by implementing the strategies described below.

        Revenue Derived from Cable Operators.    In most instances, we sell our headend server equipment and wireless keyboards to cable operators and license the software for our various ITV products, including CableWare and the WorldGate ITV Service, to cable operators for a monthly subscriber fee. We believe that cable operators either offer our services to their subscribers as a premium service, requiring subscribers to pay a separate monthly fee for the service, or as a part of a package of services in which the subscriber pays a monthly fee for the entire package. Generally, we receive monthly fees from the cable operators based on the total number of subscribers to our services.

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

        Revenue Derived from Advertisers.    We have space on our various menu pages that is available for banner advertising and other promotions. When subscribers click on these banners, they can be linked quickly to another Web page that gives more detailed information about the subject of the banner ad. Advertisers typically pay fees based on the number of times that their ad is displayed on a page viewed by a subscriber, so as the number of WorldGate subscribers grows, we expect our advertising revenues to grow. We believe we provide advertisers with a particularly attractive opportunity since information derived from the cooperating cable system will permit us to know the general geographic area in which each of our subscribers lives, and in many cases the zip codes and perhaps more extensive demographic information regarding our subscribers if they consent to share that information with us. In order to protect the confidentiality of this information we have designed our system to maintain encrypted subscriber information on separate computers which are independent of the servers for the WorldGate ITV Service. We expect to share the revenues derived from Internet advertising with cable operators. No meaningful revenue was derived from advertising since our inception.

        Our Channel HyperLinking technology will provide one button linking from television and advertising content to a related interactive Internet web site. This sort of advertising is "self targeted" because subscribers themselves decide whether they want to get more information. This is in sharp contrast to traditional television advertising that typically includes sending messages to large numbers of viewers on an unsolicited basis. In addition to the value achieved by self-targeting, the value of our Channel HyperLinking technology is enhanced by both the availability of demographic information and interactivity. By delivering an interactive experience, we are able to give the subscribers the opportunity to follow a variety of paths to gain extensive information about the subject of interest. The interactivity also allows the subscribers in many cases to purchase a product or service online. With the average cable household being exposed to tens of thousands of television advertisements annually, we believe that there are many opportunities for use of our Channel HyperLinking technology.

        Our Channel HyperLinking technology business model is based on a revenue split with our cable operator customers and the television networks. We expect revenue to come from advertisers seeking to engage the WorldGate ITV Service subscribers in some form of interactivity while using our Channel HyperLinking technology. This business model assumes that interactions will be on a pay-for-performance basis such that advertisers and others will pay us based on the number of "clicks" that occur. No meaningful revenue was derived from this service since our inception.

        Revenue Derived from TVGateway Joint Venture.    We are the provider of headend equipment for the TVGateway joint venture and receive licensing and management fee revenue for providing certain technology, development, support, sales and management services to the venture on behalf of its partners. In 2001, approximately 60% of our revenues was attributable to consulting fees from

TVGateway pursuant to a Management Agreement between TVGateway and us (the "TVGateway Management Agreement"). The TVGateway Management Agreement expires on December 31, 2002 and will automatically renew for one additional year unless TVGateway elects not to renew by providing written notice at least 90 days prior to the expiration of the then current term. TVGateway may also terminate the agreement upon four (4) months notice to us.

Business Strategy

        We offer technology in the form of hardware sales and software licensing; provide services and support for our business partners; and earn revenue from interactive advertising and commerce via our technology and services via the television. The principal elements of our business strategy include the following:

        Provide Compelling Value for End-Users.    Unlike other companies who can offer just one of the many pieces that make up interactive television, we enable our subscribers to access an array of ITV applications. Consumers no longer have to subscribe to several different complicated services in order to get the features they want, with WorldGate they can get it in one simple package. Our products and services were designed to operate on the widely available existing cable television systems, as well as future set-top technologies, and were developed to provide consumers with an easy to use, cost-effective product. For example, to access the WorldGate ITV Service, a consumer needs only their existing television, a WorldGate enabled digital or advanced analog cable set-top box and a wireless remote or keyboard, with all but the television typically supplied by the cable operator. In addition, WorldGate's Channel HyperLinking and CableWare technology have been designed to offer consumers easy, fast and interactive access to content which is associated with a television program or advertisement they are viewing.

        Provide Compelling Value for Cable Operators.    We believe that cable operators assess the viability of an investment in a new service by considering the cost of initial investment in equipment, service reliability, overall operating and maintenance expenses and the incremental revenue that can be generated by such service. The WorldGate ITV Service can be offered to cable subscribers through the cable operators' existing two-way infrastructure, or its one-way infrastructure with certain of our products. Furthermore, the WorldGate ITV Service has been designed to be deployed with low capital costs for headend equipment, as low as $5 per WorldGate subscriber. These systems are also designed to be efficiently upgraded as the cable operator's infrastructure is improved through the deployment of new generation cable boxes or the deployment of cable modem ready plant, i.e. a cable plant that has been upgraded to improve the original transmission quality to permit the use of cable modems, and easily expanded as the number of subscribers grows. There is, however, no need for any costly upgrades to make the plant cable modem ready as a requirement for the WorldGate ITV Service. Accordingly, the WorldGate ITV Service can provide cable operators with the low investment opportunity for immediate incremental revenue streams from subscriber fees and sharing of advertising and online transaction fees.

        Provide Compelling Value for Programmers, Advertisers, Advertising Agencies and E-Commerce Merchants.    Through WorldGate's Channel HyperLinking and CableWare technology, programmers and advertisers may enhance their television content with related Web-based materials by providing their viewers with the ability to interact on a real-time basis with their television programming or advertising. As observed in our deployments, we are facilitating a market of active subscribers for interactive advertising. Giving consumers the ability to link immediately to an advertiser's Internet site to find more information about the product or to place an order is a valuable user feature and an effective way for advertisers to reach their customers using a new method. We believe this ability increases the value of the program or advertising to the television networks or advertisers, and that as a result, programmers and advertisers will be able to increase their revenues, brand extension and loyalty.

Competition

        The ITV industry is highly competitive in the general categories of applications and middleware. We are likely to encounter significant competition with respect to each of these areas.

  Applications

        ITV applications include email, chat, online games, web browsing, electronic program guides, or EPGs, and broadcast data and information services. Various companies are attempting to provide these ITV applications to cable television consumers through a set-top box appliance connected to a television. In some instances this appliance may be a dedicated unit or a cable converter box. The use of a dedicated unit adds incremental costs which are not present when the service is offered directly over a cable box. Generally, these solutions are cable-based and do not use the telephone infrastructure, thus mitigating bandwidth constraints. Several companies have developed and/or are testing these applications. We believe that our major competitors in the ITV applications category are Gemstar International Group Ltd., Microsoft, Liberate Technologies, OpenTV Corporation and Wink Communications. Each of these companies has developed and is marketing one or more of the ITV applications we have developed and are marketing.

  Middleware

        Several companies are attempting to leverage the use of their platforms to obtain greater distribution for their ITV applications. For example, our competitors, Gemstar, Liberate, Microsoft and OpenTV are developing and have developed middleware products that compete with our CableWare middleware. We believe that middleware vendors are pursuing a business strategy based on the premise that once a cable operator adopts their middleware platform, that cable operator would be more likely to use their ITV applications as well. Therefore, if our competition is more successful than we are in marketing and deploying our middleware on a large scale, and their business strategy is validated, we may find it more difficult to deploy our applications on a large scale. In addition, a cable set-top box manufacturer, Scientific-Atlanta, Inc., has developed a middleware product, PowerTV, that competes with our CableWare middleware. Scientific-Atlanta could use its position as a set-top box developer to exclude other middleware developers from deploying on its set-top boxes, limiting our ability to successfully deploy our middleware product to cable operators deploying Scientific-Atlanta boxes.

  Other

        We will also experience competition from providers of other TV applications. Two examples are the providers of video-on-demand, or VOD, and personal video recording, or PVR. VOD allows television viewers to order movies or television programs when they want them and PVR lets viewers pause, rewind, and replay broadcasts of television programming, as well as record programs. While these personalized television services do not compete directly with the WorldGate's products, they may compete for "space" within the cable set-top box. WorldGate has attempted to mitigate this form of competition by integrating its software with the software provided by the leading providers of VOD technology, including Concurrent Computer Corporation, Diva, nCube, and SeaChange.

Technology

        Our technology can be classified under three major product lines:

  •
  CableWare Middleware

  •
  Ultra-Thin Client platform

  •
  Channel HyperLinkingSM

CableWareSM Middleware

        Middleware has become an important new category of product offering for cable operators. Middleware consists of a software layer that allows easier integration of new applications and content services. Ideal middleware would enable application developers to write highly sophisticated applications for the set-top box that seamlessly communicate and interact with other applications. This middleware can also include a presentation engine that would allow content developers to easily offer simple applications, such as stock tickers, without having the cost and schedule burden of engaging professional computer programmers. All of this needs to be implemented in a manner efficient enough to run on low-end set-top boxes, but also needs to include the sophisticated facilities necessary to get the most from advanced set-tops.

        Our CableWare middleware is being designed to meet these disparate goals. CableWare includes a sophisticated software interface layer that enables coexistence and communication of multiple native set-top applications. It also includes an advanced presentation engine that allows artists and content developers to create compelling content for the platform. Additionally, CableWare provides a Java facility.

Ultra-Thin Client Platform

        WorldGate's patented Ultra-Thin ClientSM platform allows substantially all client-related processing to be performed at the cable headend. This platform is comprised of three primary components:

  •
  Servers are located at the cable headend;

  •
  A WorldGate enabled digital or advanced analog cable box; and

  •
  A remote control and/or optional wireless infrared keyboard.

        There are typically two servers located at the cable headend. One server manages all information traveling to and from this server to the Internet. This server also manages individual Internet sessions, processes data for presentation on the television screen, and manages the Web browsing client. The second server manages real-time communications from the cable headend to a subscriber's cable box. This server acts as a bi-directional router for data on a cable network. These servers:

  •
  Are based on a multi-processor architecture

  •
  Can be accessed remotely by WorldGate for performance monitoring and software upgrades

  •
  Are configured such that typical full screen refresh times are:

  •
  Five seconds or less on an analog platform

  •
  One thirtieth (1/30th) of a second on a digital platform.

        General Web surfing is provided on this platform by our browser technology using high performance server headend systems. The WorldGate ITV Service browser currently supports HTML Version 3.2, HTTP Version 1.0 and 1.1, HTML Frames, Image formats such as GIF Animations, JPEG, and XBM formats. We believe we are the only company that supports a full Java implementation offering on a set-top platform. Java is used for such applications as chat and instant messaging. The WorldGate platform supports JavaScript that is compatible with the Netscape browser.

Channel HyperLinking

        Our patented Channel HyperLinking technology interactively links a television viewer with enhanced information or other content related to the advertisement and/or program being viewed. When a cable television subscriber makes a Channel HyperLinking request, the subscriber's cable box sends a signal to the cable headend indicating the channel and program information of the program the subscriber is viewing. This information is then matched with the corresponding Web address for the program, which has been stored at a cable headend database. The subscriber is then linked to the corresponding Web site for full Internet interactivity. This entire process occurs within seconds.

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

        We have devoted significant attention to our research and development efforts that have already been recognized by the issuance of four patents in the United States containing over 170 claims collectively. In addition, we currently have over 50 applications pending worldwide containing over 1,700 claims collectively. Our intellectual property covers numerous facets of interactive television, enhanced television and interactive advertising applications, including systems and techniques for the transmission, retrieval, display and means of navigating through interactive information. In particular, we have received significant intellectual property coverage for our pioneering work in developing ultra-thin client solutions for the cable industry. Given the breadth and pioneering nature of our efforts, we continue to enhance our position as the worldwide leader in the interactive television marketplace. In addition, we have built upon these achievements and our industry leading ability to manage transmission bandwidth and client resources in the home to develop efficient and effective, standards based middleware solutions that are capable of operating within the low resource current generation set-tops while being migratable to the more powerful set-tops being introduced.

Backlog

        The Company typically delivers ordered equipment to customers within a few days of receiving such orders. We do not generally maintain a material amount of orders in backlog.

Research and Development

        To date, engineering and product development has been, and continues to be, a significant focus of WorldGate. Development of the WorldGate ITV Service has required combining technical experience and knowledge from two historically separate industries, the Internet and cable. The principal elements of WorldGate's engineering and development activities during 2001 were enhancing our existing Ultra-Thin ClientSM technology and continuing development of our CableWare middleware and Channel HyperLinking SM technologies. Our engineering and development expenditures, excluding engineering and development expenses rendered in connection with our TVGateway management agreement, were approximately $12,440,000, $21,734,000 and $12,894,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

Financial Information Relating to Foreign and Domestic Operations and Export Sales

	1999	2000	2001
	(Dollars in thousands)
Revenues by geographic area:
United States	3,744	16,496	12,794
Other North America* (including Latin America)	76	1,897	659
South America*	342	408	2,293
Asia*	1,151	366	32
Europe*	281	74	1,069
Total	5,594	19,241	16,847
Loss from operations (all from United States operations)	(37,720)	(51,837)	(31,070)
Identifiable Assets (all within the United States)	89,170	74,841	33,792

*
These represent export sales. Contracts and orders are denominated in U.S. dollars

Employees

        As of December 31, 2001, on a consolidated basis, we had approximately 184 full-time employees. All of our employees are located in Trevose, Pennsylvania, except for 18 employees located at our offices in Campbell, California and a salesperson located in Florida and New York. None of our employees are represented by a labor union, and we have no collective bargaining agreement. We consider our employee relations to be good.

Item 2. Properties

        Our corporate headquarters is located in Trevose, Pennsylvania in a leased facility consisting of approximately 72,000 square feet. The lease for this space will expire in June 2009, with an option to extend for an additional 10 years. We also lease a facility in Campbell, California, consisting of approximately 3,800 square feet. The lease for this space will expire in July 2002, and we are negotiating a renewal while considering other premises as well.

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        WorldGate held its Annual Meeting of Shareholders on October 5, 2001. At this meeting, the shareholders voted in favor of the following items listed in the Proxy Statement dated October 5, 2001:

  (1)
  Election of Directors:

Nominee	For	Withheld
Alan Gerry*	20,139,898	203,596
Clarence L. Irving, Jr.	20,216,324	127,170
Hal M. Krisbergh	20,209,265	134,229
Jeff Morris	20,216,024	127,470
Lemuel Tarshis	20,217,024	126,470
David E. Wachob	20,212,265	131,229
Ronald A. Walter*	20,216,774	126,720

  *
  Mr. Gerry and Mr. Walter resigned in November 2001.

  (2)
  Proposal to ratify and approve the WorldGate Communications, Inc. 2001 Employee Stock Purchase Plan:

For	Against	Abstain
11,157,874	536,387	65,307
  (3)
  Proposal to approve amendments to our 1996 Stock Option Plan:

For	Against	Abstain
11,100,099	541,098	118,371
  (4)
  Ratification of the selection of PricewaterhouseCoopers LLP as our Independent Auditors for the year ending December 31, 2001:

For	Against	Abstain
20,062,701	243,972	36,821

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock, $0.01 par value, has been traded on the Nasdaq National Market under the symbol "WGAT" since our initial public offering in April 15, 1999. The following table shows the high and low closing sales price as reported by the Nasdaq National Market for each quarter since we have been public.

	High	Low
Year Ended December 31, 2000
First Quarter	$45.00	$25.50
Second Quarter	27.88	13.63
Third Quarter	29.44	17.38
Fourth Quarter	25.00	3.69
Year Ended December 31, 2001
First Quarter	10.00	3.75
Second Quarter	6.70	2.40
Third Quarter	4.99	1.65
Fourth Quarter	2.69	1.85
Year Ended December 31, 2002
First Quarter (through March 18, 2002)	2.73	1.54

        On March 18, 2002, the last reported sale price of our common stock as reported on the Nasdaq National Market was $1.54 per share.

        As of March 18, 2002, we had 356 holders of record of our common stock.

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

(2)
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

(3)
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

Item 6. Selected Financial Data.

        The following selected financial information for each of the years ended December 31, 1997 through 2001 are derived from our audited financial statements. You should read the following information in conjunction with our financial statements and notes thereto and "Management's

Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year ended December 31,
	1997	1998	1999	2000	2001
	(In thousands, except share and per share data)
Statement of operations data:
Revenues
Equipment product revenues	$141	$1,022	$5,594	$12,888	$5,507
Service fee revenues	—	—	—	6,353	11,340
Total revenues	141	1,022	5,594	19,241	16,847
Costs and expenses:
Cost of equipment product revenues	1,530	9,919	15,593	20,314	8,770
Cost of service fee revenues	—	—	—	4,849	10,343
Engineering and development	6,981	9,684	12,440	21,734	12,894
Sales and marketing	3,623	5,157	8,719	12,779	6,770
General and administrative	2,432	3,587	6,270	10,507	7,629
Depreciation and amortization	22	119	292	895	1,511

Total costs and expenses	14,588	28,466	43,314	71,078	47,917
Loss from operations	(14,447)	(27,444)	(37,720)	(51,837)	(31,070)
Other income, net	423	423	3,319	3,562	1,027
Interest expense	(17)	(101)	(230)	(72)	(303)
Loss from unconsolidated entity	—	—	—	(1,250)	(1,000)
Loss before extraordinary item	(14,041)	(27,122)	(34,631)	(49,597)	(31,346)
Extraordinary item—extinguishment of debt	—	—	(1,019)	—	—
Net loss	(14,041)	(27,122)	(35,650)	(49,597)	(31,346)
Accretion on preferred stock	(2,436)	(6,145)	(2,475)	—	—
Net loss available to common Stockholders	$(16,477)	(33,267)	(38,125)	(49,597)	$(31,346)

Basic and diluted net loss per common share:(1)
Loss before extraordinary item	$(1.81)	(3.66)	(2.07)	(2.23)	$(1.33)
Extraordinary item	—	—	(.06)	—	—
Net loss	$(1.81)	(3.66)	(2.13)	(2.23)	$(1.33)

Weighted average common stock Outstanding—basic and diluted	9,100,801	9,100,801	17,869,827	22,246,143	23,501,543

Balance sheet data:
Cash and cash equivalents, restricted cash and short term equivalents	$17,318	$368	$75,670	$46,505	$14,613
Total assets	18,412	5,621	89,170	74,841	33,792
Long-term obligations, including current portion	591	1,128	1,185	421	1
Total mandatory redeemable preferred stock	34,366	49,276	—	—	—
Warrant for mandatory redeemable preferred Stock	881	881	—	—	—
Total stockholders' equity (deficit)	(19,177)	(52,240)	82,657	55,781	25,415
Other data:
Common shares outstanding	9,100,801	9,100,801	21,488,456	23,308,196	23,565,295

(1)
For purposes of computing the net loss per common share before extraordinary item, loss before extraordinary item has been reduced by the accretion on preferred stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        (Dollar amounts contained in this Item 7 are in thousands, except for per share amounts)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

        We may from time to time make written or oral forward-looking statements, including those contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "estimate," "project," "believe," "intend," "expect," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate. The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) continued losses, (3) difficulty or inability to raise additional financing, if needed, on terms acceptable to us, (4) loss of TVGateway or any one of our other largest customers (5) industry competition factors and other uncertainty that a market for our interactive TV products will develop, (6) challenges associated with cable operators (including, uncertainty that they will offer our interactive TV products, inability to predict the manner in which they will market and price our interactive TV products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our interactive TV products), (7) challenges with advertisers and television programmers (including uncertainties that they will support our Channel HyperLinkingSM technology), (8) departure of one or more key persons and (9) other risks identified below and in our filings with the Securities and Exchange Commission. We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.

Results of Operations:

Critical Accounting Policies and Estimates

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

        Our significant accounting policies are described in note 2 to our consolidated financial statements included elsewhere in this report. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

        Revenue Recognition.    Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectibility is reasonably assured, and either the delivery and the acceptance of the equipment has occurred or services have been rendered. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. There are inherent difficulties in predicting the timing and magnitude of equipment sales. As such, the potential for fluctuations in quarterly revenues and operating results exists. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue from license agreements is recognized in accordance with the contract terms, generally based on the number of monthly subscribers. Included in our financial statements is a provision for the estimated amount of future returns that we believe is appropriate based on historical experience and current trends. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past.

        Accounts Receivable.    We generate accounts receivable primarily from sales of equipment to and services performed for our cable operator customers and from services performed for managing the TVGateway joint venture. This equipment is primarily headend equipment for use in deploying the Company's interactive television services. The services represent fees from the cable operator based on the number of subscribers using our services and fees for managing the TVGateway joint venture. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If economic or political conditions were to change in the countries where we do business, it could have an impact on the results of our operations, and our ability to realize the full value of our accounts receivable.

        Inventories.    We value our inventories, which consist primarily of raw materials, work in process and finished goods equipment to be sold to our customers for use in deploying interactive television services, at the lower of cost or market. The cost is determined on an average cost basis and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. Any significant unanticipated changes in the factors noted above could have an impact on the value of our inventories and our reported operating results.

        Long-Lived Assets.    Our long-lived assets consist of property and equipment and goodwill. These long-lived assets are recorded at cost and are depreciated or amortized using the straight-line method over their estimated useful lives. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such assets are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined by using the anticipated cash flows discounted at a rate commensurate with the risk involved. Measurement of the impairment, if any, will be based upon the difference between carrying value and the fair value of the asset. If useful life estimates or anticipated cash flows change in the future, we may be required to record an impairment charge.

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the statement of operations.

        We have a full valuation allowance against the net deferred tax asset of $61,350 as of December 31, 2001, due to the Company's lack of earnings history and the uncertainty as to the reliability of the asset. In the future, if sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we would be required to reduce our valuation allowance, resulting in a benefit from income tax in the consolidated statement of operations.

2001 versus 2000

Revenues

        Revenues decreased from $19,241 for the year ended December 31, 2000 to $16,847 for the year ended December 31, 2001. Substantially all revenues are attributable to the commercial deployments of WorldGate's interactive television products and services and cable subscribers subscribing to these services and consulting fees with TVGateway, an unconsolidated entity, as of December 31, 2001. A substantial portion of the revenue decrease is attributable to approximately $6,824 in shipments of equipment to certain TVGateway partners in 2000 to support the newly introduced TVGateway interactive program guide. Service fee revenues increased by $4,987 in 2001 to $11,340 from a total $6,353 in 2000. This increase in revenues was primarily attributable to revenues from consulting fees with TVGateway of $5,344 in 2000 increasing to $10,045 in 2001, pursuant to the TVGateway Management Agreement described in Note 11 to our financial statements. Our equipment product revenues declined in 2001 by $7,381, primarily reflecting the absence of shipments to the TVGateway partners noted above and the slowdown in ITV deployments within the U.S. cable marketplace. At December 31, 2000, we had deployed our services in 28 cable systems and had agreements to deploy an additional 17 cable systems with approximately 114,000 Revenue Generating Units from deployed systems. As of December 31, 2001, we had deployed our services in 61 cable systems with approximately 472,000 Revenue Generating Units. For the year ended December 31, 2001, there were revenues of $5,507 derived from the delivery of headends, keyboards, and related equipment products, and $1,184 attributable to subscriber fees and advertising fees. For the year ended December 31, 2000, revenues of $12,888 were derived from the delivery of headends, keyboards, and related equipment products and $539 attributable to subscriber fee and advertising revenues.

Costs and Expenses

        Cost of Revenues.    Cost of equipment product revenues consists primarily of equipment product costs related to initial trials and commercial deployments and service fee revenue costs, related primarily to the provision of engineering and administrative services. Costs of equipment product revenues for the year ended December 31, 2001 were $8,770, or approximately 159% of equipment product revenues, compared to the product costs of revenues of $20,314, or approximately 158%, of equipment product revenues for the year ended December 31, 2000. Service fee costs of revenues for the year ended December 31, 2001 were $10,343, or approximately 91% of service fee revenues. Service fee costs of revenues for the year ended December 31, 2000 were $4,849, or 76% of total service fee revenues. The increase in service fee cost of revenues of $5,494 for the year ended December 31, 2001 when compared to 2000 is attributable to increased revenues from consulting fees with TVGateway and additional subscriber fees.

        Engineering and Development.    Engineering and development expenses primarily consist of the cost of design, programming, testing, documentation and support of the Company's hardware, software and services. Engineering and development costs were $12,894 for the year ended December 31, 2001, a decrease of approximately 41% when compared to $21,734 for the year ended December 31, 2000. This decrease in expenses is primarily attributable to significant expense reductions beginning in the second quarter of 2001, activities supporting the TVGateway joint venture for which reimbursement is received, and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately. These actions resulted in employee compensation costs declining by $1,672, or 15%, in 2001 when compared to 2000. Other operating expenses, net of the contingent consideration expensed in 2000 of $4,174 related to our acquisition of Digital Video Art (see Note 12 to our financial statements), declined by $2,995, or 53%, in 2001 when compared to 2000. This decline consisted primarily of decreases in engineering and product development expenditures of $2,910.

        Sales and Marketing.    Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments. For the year ended December 31, 2001 sales and marketing expenses were $6,770. This represents a decrease of approximately 47% when compared to sales and marketing expenses of $12,779 for the year ended December 31, 2000. This decrease in expenses is primarily attributable to significant expense reductions beginning in the second quarter of 2001, activities supporting the TVGateway joint venture for which reimbursement is received, and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately. These actions resulted in employee compensation costs declining by $1,149, or 21%, in 2001 when compared to 2000. Other operating expenses declined by $4,861, or 63%, in 2001 when compared to 2000. This decline consisted primarily of decreases in advertising and marketing expenses of $2,209 and trade show expenditures of $1,076.

        General and Administrative.    General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $7,629 for the year ended December 31, 2001, a decrease of approximately 27% when compared to expenses of $10,507 for 2000. This decrease in expenses is primarily attributable to significant expense reductions beginning in the second quarter of 2001, activities supporting the TVGateway joint venture for which reimbursement is received, and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately. These actions resulted in employee compensation costs declining by $220, or 11%, in 2001 when compared to 2000. Other operating expenses declined by $4,488, or 54%, in 2001 when compared to 2000. This decline consisted primarily of decreases in facility costs of $2,376 and professional fees and travel expenses of $1,620.

        Interest and Other Income and Interest Expense.    Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income decreased from $3,562 for the year ended December 31, 2000 to $1,027 for the year ended December 31, 2001, primarily due to declining average cash balances and to declining interest rates. During the year ended December 31, 2000, the Company earned interest on average cash balances of approximately $57,755 and incurred interest expense related to its equipment financing facility in the amount of $30. In comparison, for the year ended December 31, 2001 the Company earned interest on average cash balances of approximately $27,498 and incurred interest expense related to its equipment financing facility in the amount of $5.

        Income Taxes.    The Company has incurred net operating losses since inception and accordingly had no income taxes due and has not recorded any income tax benefit for those losses.

2000 versus 1999

Revenues

        Revenues increased from $5,594 for the year ended December 31, 1999 to $19,241 for the year ended December 31, 2000. Seventy percent of all revenues were attributable to the commercial deployments of WorldGate's interactive television products and services and cable subscribers subscribing to these services as of December 31, 2000. At December 31, 1999, we had deployed our services in 14 deployed cable systems and approximately 15,000 participating cable customers, representing 15,000 RGUs, subscribing to our interactive products. At December 31, 2000, we had deployed our services in 28 deployed cable systems, with approximately 104,000 cable customers, representing 114,000 RGU's, subscribing to our interactive TV products. Thirty percent of all revenues in 2000 were attributable to consulting fees with TVGateway, an unconsolidated entity.

Costs and Expenses

        Cost of Revenues.    Cost of revenues consists primarily of product costs, related to initial trials, commercial deployments and WorldGate modules to be incorporated into set-top boxes, and consulting revenue costs, related primarily to TVGateway revenues for engineering and administration services we incurred. Product costs of revenues for the years ended December 31, 2000 and 1999 were $20,314 and $15,593, respectively, or approximately 151% and 279%, respectively, of product revenues. Consulting cost of revenues for the year ended December 31, 2000 were $4,849, or approximately 85% of consulting revenues. There were no consulting revenues or cost of revenues in 1999. The reduction in the product cost of revenues as a percent of revenues is primarily attributable to our reduction of unit costs and the reduced requirement for the WorldGate modules to be incorporated into set-top box deliveries.

        Engineering and Development.    Engineering and development expenses primarily consist of compensation of employees, cost of design and programming, testing, documentation and support of our hardware, software and services. Engineering and development costs were $21,734 and $12,440, respectively, for the years ended December 31, 2000 and 1999. Staff increases accounted for approximately $2,400 of this increase along with $7,300 of costs incurred in 2000 relating to our acquisition of Digital Video Art, Inc. on April 28, 2000 and its operations from that date. Digital Video Art, Inc. is an engineering development firm in Campbell, California.

        Sales and Marketing.    Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to support our domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments. For the years ended December 31, 2000 and 1999, sales and marketing expenses were $12,779 and $8,719. The increase of approximately 47% was primarily the result of additional trade show costs of approximately $500 and increases in staff, travel and marketing and promotional expenditures of approximately $3,300 for our growth in system deployment.

        General and Administrative.    General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $10,507 and $6,270, respectively, for the years ended December 31, 2000 and 1999. This increase of approximately 68% was primarily due to $396 of additional deferred compensation expense related to options previously granted, and $2,300 of additional legal, consulting, travel, facility and insurance costs incurred during the year ended December 31, 2000. Additionally, we recorded an increase in our reserve for doubtful accounts receivable of $1,300 for the year ended December 31, 2000.

        Interest and Other Income and Interest Expense.    Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income increased from $3,319 for the year ended December 31, 1999, to $3,562 for the year ended December 31, 2000. During 1999 we earned interest on an average cash balance of approximately $54,000, primarily as a result of the net proceeds received of $111,192 from our initial public offering ("IPO") in April 1999, and incurred interest expense related to our $6,000 financing and $1,100 equipment financing facility. In comparison, during the year ended December 31, 2000, we earned interest on an average cash balance of $57,755, primarily from the net proceeds received from our IPO and the proceeds of $24,530 from the sale of our common stock in July 2000.

        Income Taxes.    We have incurred net operating losses since inception and accordingly had no income taxes due and have not recorded any income tax benefit for those losses.

Liquidity and Capital Resources

        As of December 31, 2001, our primary source of liquidity consisted of cash and cash equivalents and short-term investments that are highly liquid, are of high quality investment grade and have maturities of less than one year.

        At December 31, 2001, the Company had cash and cash equivalents of $3,356 and additionally $11,257 in short-term investments, as compared to cash and cash equivalents of $20,415 (in addition to $26,090 in short-term investments) at December 31, 2000. Net cash used in operations was $23,996 for the year ended December 31, 2001, as compared to $49,749 used for the same period in 2000. The decrease in net cash used for operations was primarily attributable to the Company's decrease in expenditures in 2001, including its significant expense reduction program, and accounts receivable and inventory reductions, partially offset by accruals that were paid in the year.

        Cash provided by investing activities during the year ended December 31, 2001 totaled $12,416 compared to $36,813 during the same period in 2000. During the year ended December 31, 2001, we utilized the net proceeds from our maturing short-term investments of $14,833 compared to $40,324 for the year ended December 31, 2000. Capital expenditures were $1,451 and $2,324 for the years ended December 31, 2001 and 2000, respectively. During the years ended December 31, 2001 and 2000 the Company invested $1,000 and $1,250, respectively, in TVGateway, an unconsolidated entity.

        Net cash used in financing activities was $5,481 for the year ended December 31, 2001 compared to cash provided of $24,095 from financing activities for the year ended December 31, 2000. The net cash used in financing activities in 2001 was primarily due to the payment of acquisition consideration due to the shareholders of Digital Video Art, Inc., the company we acquired in April 2000 (See Note 12 to our financial statements). The prior year net cash provided by financing activities was primarily from the sale of our common stock in July 2000.

        We have the following long term financing and lease obligations as of December 31, 2001:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	Obligations Due by Period (in thousands)
Notes payable	1	1	—	—	—
Operating leases	7,161	953	2,781	1,943	1,484
Contractual obligation related to equity financing	4,167	4,167	—	—	—

Total contractual obligations	11,329	5,121	2,781	1,943	1,484

        To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999. At December 31, 2001, we had cash, cash equivalents, and short-term investments of $14,613. The net cash and short-term investment usage during the fourth quarter ending December 31, 2001 was $4,821. In late 2000 and in April and October 2001, we implemented an organizational restructuring, staff reduction programs and other measures to reduce cash usage and manage inventory. We realized some of the benefits of this program in fiscal 2001. We have continued to aggressively manage our expenses, and we believe the program should have an additional annualized impact of approximately $5,000, or approximately $1,300 of cash savings per quarter. Based on the Company's operating budget and cash flow projections for 2002 we believe that we have sufficient cash and short-term investments to fund our operations beyond December 31, 2002. Even if we meet our budget and cash flow projections, we may need to obtain additional financing in early 2003. Should we miss our budget and cash flow targets, we believe that we have the ability to quickly scale back operations in order to conserve enough cash and short-term investments to fund our operations beyond December 31, 2002.

        We have virtually no outstanding debt and our assets are not pledged as collateral. We continue to evaluate possibilities to obtain additional financing through public or private equity offerings, bank debt financing, asset securitizations or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("FAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that all business combinations be accounted for under the purchase method, and the use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. FAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. FAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. As of December 31, 2001, the Company has $3,006 of unamortized goodwill, and incurred $361 of amortization expense in the year ending December 31, 2001. The Company will adopt the provisions of FAS 142 in its first quarter ended March 31, 2002. The Company expects that it will no longer record $361 of annual amortization relating to its existing goodwill.

        FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

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

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. FAS 144 will be adopted by the Company in the first quarter of 2002 and is not expected to have a significant impact on the Company's financial statements.

FACTORS AFFECTING OUR BUSINESS CONDITION

        In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating our company and our business. Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. We also caution you that this Form 10-K includes forward-looking statements that are based on management's beliefs and assumptions and on information currently available to management. Future events and circumstances and our actual results could differ materially from those projected in any forward-looking statements. You should carefully consider the risks described below, the other information in this Form 10-K, the documents incorporated by reference herein and the risk factors discussed in our other filings with the Securities and Exchange Commission when evaluating our company and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known by us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock would decline.

We may be unable to obtain necessary additional capital to fund operations in the future.

        To date, we have funded operations primarily through private sales of equity securities and through our initial public offering of common stock in April 1999. If we are unable to obtain additional financing on terms acceptable to us as needed, our business, operating results and financial condition will be materially adversely affected. As of December 31, 2001, we had cash, cash equivalents, and short-term investments of $14.6 million. Our quarterly operating cash usage was $4.6 million for the fourth quarter of 2001, and is expected to decrease in 2002. We believe that if we achieve this expected decrease, we could fund our cash requirements from cash-on-hand beyond December 31, 2002. If, however, our operating cash usage increases during one or more quarters, we may not have cash-on-hand necessary to fund our cash requirements for this period without obtaining additional financing.

        If we need additional financing and cannot raise it on acceptable terms, we may not be able to, among other things:

  •
  continue to operate our business as a going concern,

  •
  develop or enhance our products and services,

  •
  hire, train and retain employees, and

  •
  respond to competitive pressures or unanticipated requirements.

        In addition, we cannot predict with certainty the timing or amount of our capital requirements. Our capital requirements depend on numerous factors, including:

  •
  the rate of acceptance of our products by cable operators, cable subscribers, advertisers, television programmers, e-commerce companies and Internet content providers,

  •
  our ability to maintain and increase the number of subscribers, and

  •
  the rate of commercialization of our products, including the WorldGate ITV Service, and the acquisition of related businesses or technology, if any.

        Any additional equity financing, if available, may be dilutive to our stockholders, and debt financing, if available, may involve significant restrictions on our financing and operating activities.

If we continue to incur losses, we may not be able to finance the commercial deployment of our products.

        We have experienced losses and have had negative cash flow in each quarter and year since inception, and we expect to continue to operate at a loss for the foreseeable future. We may be unable to sustain our historical revenue growth rates or achieve any growth at all. To achieve profitability, we must increase our revenues and gross profit margin. If we are not able to do so, our losses may extend beyond the foreseeable future and we may not be able to continue financing the commercial deployment, development and enhancement of our products.

        Our aggregate revenues from inception to December 31, 2001 were approximately $43,970,000, and our aggregate accumulated deficit at December 31, 2000 was approximately $169,687,000. We currently are stabilizing our operating expenses and capital expenditures in order to bring us closer to profitability. As a result, we expect to experience additional operating, but smaller than historical, losses and negative cash flow for the foreseeable future.

The loss of our largest customer could adversely affect our revenues and future prospects.

        We have in the past derived, and expect in the future to derive, a significant portion of our revenues from a limited number of customers. In 2001, revenues from consulting fees from our TVGateway joint venture accounted for approximately 60% of our revenues. We cannot assure you that TVGateway will continue to use our consulting and management services. The current term of our management agreement with TVGateway expires on December 31, 2002. This term will automatically renew for an additional one-year term, until December 31, 2003, unless TVGateway elects not to renew the agreement by providing written notice at least 90 days prior to that date. TVGateway may also transition all or part of the services provided by the Company to a third party with four months notice to the Company. If TVGateway stops using our consulting and management services, our business, operating results, financial condition and cash flows could be materially adversely affected.

We may experience difficulties developing and implementing our marketing and business plans.

        We began operations in March 1995 and our service was first made commercially available in the third quarter of 1998. As a result, our operating, sales and marketing and other strategies are still being developed, and though our software is in over 60 systems now, we still are in the early stages of development and have not yet deployed our product widely. If we are not successful in implementing our marketing and business plans on a timely basis or otherwise effectively managing our development, our business, operating results and financial condition will be materially adversely affected.

Because interactive television products and services are new, we cannot be certain that a market or sustainable demand for our products will develop.

        The market for interactive television products and services is new and evolving, and no single technology or approach to providing this access has been widely adopted by consumers or cable operators. As a result, we cannot guarantee that a market for interactive television products and services in general, or for our interactive TV products in particular, will develop or that demand for our interactive TV products and services will be sustainable. If the market does not develop, develops more slowly than expected or becomes saturated with competitors or competing technology becomes more widely accepted, our business, operating results, and financial condition will be materially adversely affected.

The competitive market for interactive television and services may limit demand or pricing for the WorldGate ITV Service.

        We experience intense competition. Many companies provide and others may in the future provide products and services with functionality similar to any of our products and services. As a result of this and future competition, demand for our products may suffer, we may be restricted in the pricing we can charge for our interactive TV products and our business, financial condition and results of operations may be adversely affected. Competitors provide their services through a variety of technologies, which are in various stages of implementation and adoption. Some of our competitors have significantly greater financial, technical, marketing, distribution, customer support, name recognition, compelling content, access to consumers and other resources, and more established relationships with cable operators, advertisers and content and application providers than we have.

We may not succeed if cable operators do not offer our interactive TV products to their subscribers.

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

        A key component of our strategy is the expansion of our sales of interactive TV products into international markets. International revenues accounted for approximately 24% of our total revenues for fiscal 2001, and international affiliates made up seven of our top ten customers on a percentage of revenue basis. We anticipate that a significant portion of our revenues will continue to be derived from sources outside the United States. Accordingly, our success will depend, in part, upon international economic conditions and our ability to manage international sales and marketing operations. We have limited experience in developing localized versions of our service and in developing relationships with international cable system operators. We may not be successful in expanding our service offerings into foreign markets. In addition to the uncertainty regarding our ability to generate revenues from foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level, such as:

  •
  difficulties in collecting accounts receivable and longer collection periods,

  •
  regulatory requirements, including the regulation of Internet access,

  •
  export and import restrictions, including tariffs and other trade barriers,

  •
  difficulties in staffing and managing foreign operations,

  •
  political instability, and

  •
  fluctuations in currency exchange rates.

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

  •
  the cable operators' advertising or marketing strategy, if any, regarding their offering of our interactive TV products to their subscribers,

  •
  the monthly fees cable operators charge to their subscribers for our interactive TV products, and

  •
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

        Some cable operators and cable box manufacturers are stockholders of other companies that provide interactive television products and services. To the extent that these cable operators elect not to offer WorldGate's products and services because of these affiliations or other reasons, our business, financial condition and results of operations could be materially adversely affected. Some companies that provide Internet services, such as Microsoft Corporation, are stockholders of cable operators or cable box manufacturers. We cannot assure you that there will not be other investments among providers of interactive television services, cable operators and/or cable box manufacturers. As a result or for other reasons, these cable operators and cable box manufacturers may be reluctant to provide any service, including WorldGate's products and services, or to otherwise work with any entity that provides other Internet services in competition with their affiliates.

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

        Due to the limited size of our interactive TV deployments, the ability of our service to accommodate a substantial number of users is still being tested. We cannot assure you that we will be able to provide high quality performance and high transaction speeds as the number of subscribers grows or their usage increases. In addition, as subscriber penetration grows it may be necessary for cable operators to purchase additional equipment, and we cannot assure you that they will do so.

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

        Our future growth and long-term success depends substantially on our ability to convince advertisers and television programmers to use our Channel HyperLinking technology with their advertisements and television programs. We believe that the adoption of the Channel HyperLinking technology is substantially dependent on:

  •
  our service meeting advertisers' and programmers' business or operational expectations or strategies,

  •
  subscribers accepting and using our service as part of their television experience, and

  •
  us achieving a significant number of subscribers to our interactive TV products.

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

        We also anticipate that due to its increasing popularity and use, the Internet will be subject to increased attention and regulation. These laws and regulations may regulate issues such as:

  •
  user privacy,

  •
  defamation,

  •
  network access,

  •
  pricing,

  •
  taxation,

  •
  content,

  •
  quality of products and services, and

  •
  intellectual property ownership and infringement.

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

        Hal M. Krisbergh beneficially owns approximately 25.06% of our outstanding common stock as of March 18, 2002. Mr. Krisbergh has the voting power to exercise substantial control over the election of our entire board of directors and all votes on matters requiring stockholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in control of WorldGate.

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

We may be unable to maintain our listing on the Nasdaq National Market, which could cause our stock price to fall and decrease the liquidity of our common stock.

        Our common stock is currently listed on the Nasdaq National Market, which has requirements for the continued listing of stock. One of the continued listing requirements is that our common stock maintain a minimum bid price of $1.00 per share. For the period commencing on September 1, 2001 through March 18, 2002, the high and low closing sales price as reported by the Nasdaq National Market for the period was $2.73 and $1.54, respectively. If our common stock trades below $1.00 for 30 consecutive trading days, or if we fail to meet any of the other listing requirements including the market capitalization and minimum stockholders equity requirements, our common stock may be delisted from the Nasdaq National Market and the trading market for our common stock could decline, which could depress our stock price and adversely affect the liquidity of our common stock.

Our common stock price is likely to be highly volatile.

        The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for Internet-related and technology companies in particular. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. Factors that could cause such volatility may include, among other things:

  •
  actual or anticipated variations in quarterly operating results;

  •
  announcements of technological innovations;

  •
  new products or services;

  •
  changes in financial estimates by securities analysts;

  •
  conditions or trends in the Internet or cable industry;

  •
  changes in the market valuations of other Internet or cable companies;

  •
  announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

  •
  capital commitments;

  •
  additions or departures of key personnel; and

  •
  sales of common stock.

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

  •
  on May 20, 1999 a registration statement (Registration No. 333-78943) to register 1,600,000 shares of common stock under our stock option plan;

  •
  on October 8, 1999, a shelf registration statement (Registration No. 333-87029) under the Securities Act for 380,056 shares of common stock issuable upon exercise of outstanding warrants and 375,363 shares of common stock;

  •
  on July 28, 2000, a registration statement (Registration No. 333-42526) under the Securities Act for resale of 1,531,211 shares of common stock that we issued to four cable operators;

  •
  on November 9, 2000, a registration statement (Registration No. 333-49612) to register an additional 1,600,000 shares of common stock under our stock option plan; and

  •
  on November 29, 2000, a registration statement (Registration No. 333-35936) under the Securities Act for resale of 250,000 shares of common stock that we issued to shareholders of Digital Video Art, a California corporation we acquired in April 2000.

  •
  on April 5, 2001, a registration statement (Registration No. 333-58346) to register 750,000 shares of common stock under our 2001 Employee Stock Purchase Plan.

  •
  on June 11, 2001, a registration statement (Registration No. 333-62810) to register an additional 932,328 shares of common stock under our Stock Option Plan.

  •
  on June 13, 2001, a registration statement (Registration No. 333-62888) under the Securities Act for resale of 100,000 shares of common stock that we issued to shareholders of Digital Video Art.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

        Interest Rate Risk.    Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure to any one issue, issuer and type of investment.

        As of December 31, 2001, our cash and cash equivalents and investments consisted of $14,613, most of which were cash equivalents having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the year ended December 31, 2001 would have decreased by less than $227. This estimate assumes that the decrease occurred on the first day of 2001 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our investments.

        Foreign Currency Exchange Risk.    Although we transact business in various foreign countries, the principal portion of our business is in the United States and substantially all of our revenues and costs to date have been denominated in U.S. dollars. As a result, adverse movements in foreign currency exchange rates would not have a material adverse effect on us.

Item 8.

WORLDGATE COMMUNICATIONS, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of WorldGate Communications, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 45 present fairly, in all material respects, the financial position of WorldGate Communications, Inc. and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 14 (a) (2) on page 45 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The Company has a history of losses from operations and has a limited amount of cash and short-term investments on hand. Management's plans to fund operations beyond 2002 are discussed in Note 2.

PricewaterhouseCoopers LLP
Philadelphia, PA
February 27, 2002

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	2001
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,415	$3,356
Short-term investments	26,090	11,257
Accounts receivable less allowance for doubtful accounts of 1,450 in 2000 and $996 in 2001	7,004	4,274
Inventory	11,264	6,976
Prepaid and other assets	2,096	275

Total current assets	66,869	26,138

Property and equipment	4,563	5,867
Less: accumulated depreciation and amortization	(1,056)	(2,157)
Property and equipment, net	3,507	3,710
Deposits and other assets	1,098	938
Goodwill	3,367	3,006

Total assets	$74,841	$33,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion, notes payable	$419	$1
Notes payable-shareholders of DVA	4,786	—
Accounts payable	2,087	689
Accrued expenses	1,711	1,658
Accrued compensation and benefits	4,767	1,557
Contractual Obligations related to equity financing	5,033	4,167
Deferred rent credit, current and other	30	110

Total current liabilities	18,833	8,182
Capital leases	2	—
Deferred rent credit	225	195

Total liabilities	19,060	8,377

Stockholders' equity:
Class A common stock, $0.01 par value; 50,000,000 shares authorized, 23,565,295 shares issued and outstanding at December 31, 2001 and 23,308,196 shares issued and outstanding at December 31, 2000.	233	236
Additional paid-in capital	192,899	193,488
Warrant for Class A Common Stock	1,911	1,911
Accumulated deficit	(138,682)	(170,028)
Unearned stock-based compensation	(580)	(192)

Total stockholders' equity	55,781	25,415
Total liabilities and stockholders' equity	$74,841	$33,792

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	1999	2000	2001
	(Dollars in thousands, except per share amounts)
Revenues
Equipment product revenues	$5,594	$12,888	$5,507
Service fee revenues		6,353	11,340

Total revenues	5,594	19,241	16,847

Costs and expenses:
Cost of product revenues	15,593	20,314	8,770
Cost of consulting revenues		4,849	10,343
Engineering and development (excluding depreciation and amortization amounts of $103, $475 and $1,005, respectively).	12,440	21,734	12,894
Sales and marketing (excluding depreciation and amortization amounts of $124, $241 and $308, respectively).	8,719	12,779	6,770
General and administrative (excluding depreciation and amortization amounts of $65, $179 and $198, respectively).	6,270	10,507	7,629
Depreciation and amortization	292	895	1,511

Total costs and expenses	43,314	71,078	47,917

Loss from operations	(37,720)	(51,837)	(31,070)
Interest and other income, net	3,319	3,562	1,027
Interest and other expense	(230)	(72)	(303)
Loss from unconsolidated entity		(1,250)	(1,000)

Loss before extraordinary item	(34,631)	(49,597)	(31,346)
Extraordinary item—extinguishment of debt	(1,019)

Net loss	(35,650)	(49,597)	(31,346)
Accretion on preferred stock	(2,475)

Net loss available to common stockholders	$(38,125)	$(49,597)	$(31,346)

Net loss per common share (Basic and Diluted)
Loss before extraordinary item	$(2.07)	$(2.23)	$(1.33)
Extraordinary item	(0.06)

Net loss	$(2.13)	$(2.23)	$(1.33)

Weighted average common shares outstanding (Basic and Diluted)	17,869,827	22,246,143	23,501,543

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE PREFERRED STOCK

							Stockholders' Equity (Deficit)
	Redeemable Preferred Stock							Class B Common Stock
							Warrant For Redeemable Preferred Stock			Common Stock			Warrant for
	Series A		Series B		Series C
												Additional Paid-In Capital	Class A Common Stock	Accumulated Deficit	Unearned Stock-based Compensation	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount
	(Dollars and shares in thousands)
Balance at December 31, 1998	2,752	$16,578	2,803	$23,569	832	$9,129	$881	9,101	$91					$(51,300)	$(1,031)	$(52,240)
Warrants issued related to notes payable													$1,030			1,030
Deferred compensation												$340			(340)
Amortization of deferred compensation															395	395
Sale of Preferred Stock, net					697	7,591
Accretion on Preferred Stock		660		985		830						(340)		(2,135)		(2,475)
Sale of Common Stock in Initial Public Offering, net										5,000	$50	96,559				96,609
Sale of Common Stock in Overallotment, net										750	8	14,640				14,648
Exercise of stock options										43		117				117
Exercise of warrants										36
Conversion of Preferred Stock to Common Stock	(2,752)	(17,238)	(2,803)	(24,554)	(1,529)	(17,550)	(881)			6,558	66	59,276	881			60,223
Conversion of Class B Common Stock to Common Stock								(9,101)	(91)	9,101	91
Net loss for the year														(35,650)		(35,650)

Balance at December 31, 1999										21,488	215	170,592	1,911	(89,085)	(976)	82,657

Authorization of deferred compensation															396	396
Sale of Common Stock										1,531	15	19,482				19,497
Issuance of Common Stock in acquisition of DVA Inc.										119	1	2,498				2,499
Exercise of Stock Options										144	2	327				329
Other										26
Net Loss for the year														(49,597)		(49,597)

Balance at December 31, 2000										23,308	233	192,899	1,911	(138,682)	(580)	55,781

Authorization of deferred compensation															388	388
Sale of Common Stock										11		31				31
Issuance of Common Stock in acquisition of DVA Inc.										231	3	387				390
Exercise of Stock Options										15		44				44
Other												128				128
Net Loss for the year														(31,346)		(31,346)

Balance at December 31, 2001										23,565	$236	$193,488	$1,911	$(170,028)	$(192)	$25,415

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	1999	2000	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(35,650)	$(49,597)	$(31,346)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	292	654	1,150
Bad debt expense	150	1,300	1,502
Amortization of deferred compensation	395	396	388
Amortization of Goodwill	—	241	361
Amortization of debt issue costs	108	—	—
Loss on the disposition of fixed assets	20	—	63
Extraordinary loss on early extinguishment of debt	1,019	—	—
Non-employee stock compensation expense	—	3,454	—
Loss from investment in unconsolidated entity	—	1,250	1,000
Changes in operating assets and liabilities:
Accounts receivable	(2,826)	(4,569)	1,228
Inventories	(2,863)	(5,664)	4,288
Prepaid and other assets	(1,557)	(492)	1,981
Accounts payable	(2,356)	(728)	(1,398)
Accrued expenses	261	1,223	(53)
Accrued compensation and benefits	562	2,813	(3,210)
Other liabilities	285	(30)	50

Net cash used in operating activities	(42,160)	(49,749)	(23,996)

Cash flows from investing activities:
Capital expenditures	(1,463)	(2,324)	(1,451)
Proceeds from maturities of short-term investments, net	(66,414)	40,324	14,833
Investment in unconsolidated entity	—	(1,250)	(1,000)
Proceeds from sale of equipment	—	—	34
Net cash acquired—acquisition of DVA	—	63	—
Restricted cash	240	—	—

Net cash provided by (used in) investing activities	(67,637)	36,813	12,416

Cash flows from financing activities:
Proceeds from issuance of common stock	120,750	24,530	31
Proceeds from issuance of preferred stock	7,672	—	—
Proceeds from exercise of stock options	117	329	44
Stock issuance costs	(9,574)	—	—
Proceeds from issuance of notes payable	6,784	—	—
Debt issue costs	(530)	—	—
Repayment of notes payable—DVA Shareholders	—	—	(5,134)
Repayments of capital leases and notes payable	(6,294)	(764)	(420)

Net cash provided by (used in) financing activities	118,925	24,095	(5,479)

Net increase (decrease) in cash and cash equivalents	9,128	11,159	(17,059)
Cash and cash equivalents, beginning of period	128	9,256	20,415

Cash and cash equivalents, end of period	$9,256	$20,415	$3,356

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except for per share amounts)

1.    Organization

        WorldGate Communications, Inc. ("WorldGate" or "the Company") provides a television service that delivers Internet access and interactivity through cable television systems. The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The Company accounts for its investment in the TVGateway joint venture under the equity method.

2.    Summary of Significant Accounting Policies

  Operations and Liquidity

        To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999. At December 31, 2001, the Company had cash, cash equivalents, and short-term investments of $14,613. The net cash and short-term investment usage during the fourth quarter ending December 31, 2001 was $4,821. In late 2000 and in April and October 2001, the Company implemented an organizational restructuring, staff reduction programs and other measures to reduce cash usage and manage inventory. The Company realized some of the benefits of this program in fiscal 2001. The Company has continued to aggressively manage its expenses, and it believes the program should have an additional annualized impact of approximately $5,000, or approximately $1,300 of cash savings per quarter. Based on the Company's operating budget and cash flow projections for 2002, the Company believes that it has sufficient cash and short-term investments to fund its operations beyond December 31, 2002. Even if the Company meets its budget and cash flow projections, the Company may need to obtain additional financing in early 2003. Should the Company miss its budget and cash flow targets, it believes that it has the ability to quickly scale back operations in order to conserve enough cash and short-term investments to fund its operations beyond December 31, 2002.

        The Company has virtually no outstanding debt and its assets are not pledged as collateral. The Company continues to evaluate possibilities to obtain additional financing through public or private equity offerings, bank debt financing, asset securitizations or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all.

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

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains cash balances at financial institutions, which at times exceed the $100 FDIC limit.

  Short-Term Investments

        Short-term investments consist of debt securities with original maturities greater than three months and less than one year. All such debt securities are classified as available for sale. Available for sale securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). As of December 31, 1999, 2000 and 2001, the fair market value of available for sale securities equaled the carrying value. Gains or losses on securities sold are based on the specific identification method.

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

        Qualified internally developed software costs for internal use are capitalized subsequent to both the preliminary project stage and when management has committed to funding, in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed and obtained for Internal Use." The external direct costs of software, materials and services directly associated with the project are capitalized. Upon completion, internally developed software costs are depreciated over their estimated useful life of three years.

  Goodwill

        Goodwill in the amount of $3,608 was recorded in connection with the Company's acquisition of Digital Video Art, Inc. ("DVA") and represents the excess of cost over the fair value of net assets acquired. Goodwill is amortized using the straight-line method over ten years.

  Long-lived Assets

        The Company periodically evaluates the carrying value of long-lived assets, including goodwill, when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such assets are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined by using the anticipated cash flows discounted at a rate commensurate with the risk involved. Measurement of the impairment, if any, will be based upon the difference between carrying value and the fair value of the asset. There have been no asset impairments for the years ended December 31, 1999, 2000 and 2001.

  Revenue Recognition

        In addition to the following criteria, the Company does not recognize revenue before evidence of an agreement exists, prices are fixed or determinable and collectibility is reasonably assured. The Company derives revenue from the sale of headend units and other equipment to cable operators. Revenue from the sale of equipment is recognized by the Company when the products are shipped to and accepted by the customer.

        The Company also derives revenue from charges to cable operators for their subscribers' monthly access to the Company's service and service and maintenance fees. These revenues are recognized as services are rendered.

        Revenues from advertising are recognized by the Company when earned. Depending on specific arrangements, advertising revenues are earned when a customer's advertisement is displayed on our page or when a subscriber clicks on the banner advertisement.

        The Company derives revenue from TVGateway from charges for licensing fees, management consulting, engineering, product delivery services and certain administrative costs. These revenues are recognized as services are rendered.

  Cost of Revenues

        Cost of equipment product revenues includes costs related to the production of hardware, installation and training as well as costs incurred for the assembly, installation and testing of systems. Cost of service fee revenues includes consulting fees covering engineering, development, support and administrative services.

  Engineering and Development Costs

        Engineering and development costs are expensed as incurred.

  Advertising Costs

        Advertising costs, included in sales and marketing expense, are expensed in the period incurred. Advertising expenses were $972, $1,177 and $1,163 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

  Stock-Based Compensation

        Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an individual must pay to acquire the stock and amortized over the vesting period. All transactions, with other than employees, in which goods and services are the consideration received for the issuance of equity instruments, such as stock options, are expensed based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The Company has adopted the disclosure only provisions of Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) (see Note 7).

  Net Loss Per Share (Basic and Diluted)

        Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of Series A, Series B, and Series C Preferred Stock. The Series A, Series B, and Series C Preferred Stock were converted into shares of the Company's common stock at the time of the IPO in April 1999. The number of potential common shares which would have been assumed to be converted in the years ended December 31, 1999, 2000 and 2001 and have a dilutive effect if the Company had income from continuing operations is 918,905, 8,310,197, and 2,211,662, respectively.

  Comprehensive Loss

        As it relates to the Company, components of comprehensive loss include net loss and unrealized gains and losses on available for sale securities. For the years ended December 31, 1999, 2000 and 2001, Net loss and comprehensive loss were identical because the carrying value of the Company's available for sale securities equaled the fair market value of such securities.

  Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The book value of cash and cash equivalents, accounts receivable, and accounts payable is considered to be representative of their fair value because of their short maturities. Short-term investments are carried at market value.

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

        Accounts receivables consist of receivables from cable operators and TVGateway. Furthermore, a significant portion of our revenues is generated outside the U.S., in particular in South America and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company has established allowances for potential credit losses and such losses have not exceeded management expectations.

        Accounts receivable from major customers in excess of 10% of total accounts receivable were as follows:

Customer	2000	2001
A	24%	—
B	11%	14%
C	15%	11%
D	15%	—
E	12%	—
F	—	16%
G	—	16%

	77%	57%

        Sales to major customers, in excess of 10% of total revenues, were as follows for each of the years ended December 31:

Customer	1999	2000	2001
A	26%	33%	—
B	13%	—	—
C	—	28%	60%
D	17%	—	—

	56%	61%	60%

        Revenues by geographic area are attributed to the United States and to all foreign countries based on customer locations as follows:

	1999	2000	2001
	(Dollars in thousands)
United States	3,744	16,496	12,794
Other North America (including Latin America)	76	1,897	659
South America	342	408	2,293
Asia	1,151	366	32
Europe	281	74	1,069

Total	5,594	19,241	16,847

        All of the Company's long-lived assets are located in the United States.

  Vulnerability Due to Certain Concentrations

        The Company's growth and future success is substantially dependent upon its ability to convince cable operators to offer and continue to offer our interactive TV products to their subscribers.

        The Company is highly reliant on two suppliers of set-top cable boxes. At present the agreements with these manufacturers do not require them to ensure compatibility of the WorldGate technology with their current or next generation cable boxes or prohibit them from establishing relationships with the Company's competitors.

  Reclassifications

        Certain items related to 2000 and 1999 have been reclassified to conform with the 2001 reporting format.

  Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("FAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that all business combinations be accounted for under the purchase method, and the use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. FAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. FAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. As of December 31, 2001, the Company has $3,006 of unamortized goodwill, and incurred $361 of amortization expense in the year ending December 31, 2001. The Company will adopt the provisions of FAS 142 in its first quarter ended March 31, 2002. The Company expects that it will no longer record $361 of annual amortization relating to its existing goodwill.

        FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

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

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. FAS 144 will be adopted by the Company in the first quarter of 2002 and is not expected to have a significant impact on the Company's financial statements.

3.    Inventories

        Inventories as of December 31, 2000 and 2001 are summarized as follows:

	2000	2001
	(Dollars in Thousands)
Raw material	$5,280	$4,813
Work-in-progress	2,295	19
Finished goods	1,746	1,013
Inventory held by customers and vendors	1,943	1,131

	$11,264	$6,976

4.    Property and Equipment

        Property and equipment consist of the following at December 31, 2000 and 2001:

	2000	2001
	(Dollars in Thousands)
Computer equipment and internally developed software	$1,373	$1,673
Office equipment	751	1,267
Furniture and fixtures	1,252	1,335
Trade show exhibits	530	730
Leasehold improvements	635	840
Capital leases:
Equipment	22	22

	4,563	5,867
Less accumulated depreciation and amortization:
Property and equipment	(1,040)	(2,137)
Capital leases	(16)	(20)

Property and equipment, net	$3,507	$3,710

5.    Financing Agreements

        In March 1999, the Company received proceeds of $912 and $4,558 through the issuance of $1,000 and $5,000 of notes payable with a stated interest rate of 12.48% due September 1999 and December 1999, respectively. These notes became immediately due, and were paid, upon the completion of the IPO.

        At December 31, 2001, the remaining equipment notes payable balance totaled $1. This balance was paid subsequent to year end. The weighted average interest rate on the outstanding notes payable borrowings for the years ended December 31, 2000 and 2001 was 8.89% and 10.6%, respectively.

6.    Income Taxes

        The significant components of deferred tax assets at December 31, 2000 and 2001 are as follows:

	2000	2001
	(Dollars in Thousands)
Federal tax loss carryforward	$37,594	$50,741
State tax loss carryforward	4,046	4,759
Property and equipment	2,761	2,023
Research and experimentation credit	1,277	1,958
Officers' compensation, accrued expenses and other	424	670
Bad debt expense	589	1,199
Compensation on non-qualified stock options	1,012	—

	47,703	61,350
Less: valuation allowance	(47,703)	(61,350)

	—	—

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

        At December 31, 2001, the Company had a net operating loss carryforward of approximately $149,238 for federal tax purposes, expiring between 2011 and 2021 if not utilized. The net operating loss carryforward for state tax purposes is approximately $47,642, which will expire in 2011. These carryforwards may be applied as a reduction to future taxable income of the Company, if any. The state net operating loss carryforwards are limited by state tax law to a maximum utilization of $2,000 per year. The Company also has research and experimentation credit carryforwards of approximately $1,958, expiring between 2011 and 2021. The Company's ability to utilize its net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior or future changes in ownership and tax law as defined under Section 382 of the Internal Revenue Code of 1986. Such limitations are based on the market value of the Company at the time of ownership change multiplied by the long-term exempt note supplied by the Internal Revenue Service.

7.    Stockholders' Equity (Deficit)

  Common Stock

        In February 1999, the Board of Directors approved a 2-for-3 reverse stock split effective simultaneously with the IPO. All common stock share data have been retroactively adjusted to reflect this change.

7.    Stockholders' Equity (Deficit) (Continued)

        In April 1999, the Company completed its IPO of 5,000,000 shares of its common stock at $21.00 per share. The proceeds to the Company, net of underwriting discounts, commissions, and offering expenses were approximately $96,559. Concurrent with the closing of the IPO, all outstanding shares of Series C Convertible Preferred Stock and Series B Convertible Preferred Stock automatically converted into an equal number of shares of Class B Common Stock, and all outstanding shares of Series A Convertible Preferred Stock automatically converted into two shares of Class B Common Stock. All of the outstanding shares of Class B Common Stock then converted into Class A Common Stock. In May 1999 the Company closed on the exercise by the underwriters of their over-allotment option to purchase 750,000 additional shares of common stock at $21.00 per share. The proceeds to the Company, net of underwriting discounts, were approximately $14,640. Upon completion of the IPO in April 1999, the Company repaid the loans obtained during March 1999 (see Note 5). As a result of the repayment of the loans the Company recognized a loss on the early extinguishment of debt of $1,019 in April 1999.

  Convertible Mandatory Redeemable Preferred Stock

        In 1997, the Company sold 819,111 shares of Series A preferred Stock for $4.395 per share for $3,401, net of $199 of offering expenses. Upon completion of the IPO these shares were converted into shares of common stock.

        In December 1997, the Company sold 2,783,031 shares of Series B Preferred Stock at $7.10 per share for $18,640, net of $1,120 of offering expenses. Upon completion of the IPO these shares were converted into shares of common stock.

        In December 1998, the Company sold 832,277 shares of Series C Preferred Stock for $11.00 per share for $8,623, net of $532 of offering expenses. Upon completion of the IPO these shares were converted into shares of common stock.

        In January and February 1999, the Company sold 697,437 shares of Series C Preferred Stock at a purchase price of $11.00 per share for $7,672. Upon completion of the IPO these shares were converted into shares of common stock.

  Warrants

        In connection with the Series B Preferred Stock private placement in December 1997, the underwriter received warrants to purchase 60,474 and 12,375 shares of Series B Preferred Stock at $7.10 per share. Upon the completion of the IPO the warrants were converted to warrants to purchase shares of common stock. These warrants were exercised in December 1999 for 35,674 shares of common stock.

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

        In August 2000, the Company issued warrants to the TVGateway partners as part of the TVGateway Joint Venture more fully described in Note 11. These warrants may be exercised to purchase in the aggregate up to 1,500,000 shares of common stock at a per share exercise price of $24.78 and up to 500,000 additional shares of common stock at a per share exercise price of $12.39. The warrants are subject to vesting at varying rates based on the deployment of the Company's Internet TV service on each operator's digital cable systems.

        In November 2000, we entered into a deployment agreement with AT&T Broadband to deploy the Company's interactive services to AT&T digital customers in Cedar Falls and Waterloo, Iowa and Tacoma, Washington. As part of this agreement, the Company issued warrants to AT&T to purchase up to 1,000,000 shares of the Company's common stock at a per share exercise price of $16.02. The warrants are subject to vesting at varying rates based on the deployment of the Company's Internet TV service on AT&T's digital cable systems.

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

        In May 1999 and May 2000, the Board increased the total number of shares of common stock available under the 1996 Plan to 1,600,000 and 3,200,000 shares, respectively. In October 2000, the Company's stockholders approved these increases. In February 2001, the Board approved an automatic annual increase of shares reserved under the 1996 Plan in an amount equal to the lesser of 4% of the then outstanding shares of the Company's common stock or 1,000,000 shares. In October 2001, the Company's stockholders approved this increase.

        The Plan is administered by a committee of the Board of Directors. The committee determines the term of each option, provided, however, that the exercise period may not exceed ten years from the date of grant, and for ISOs, in certain instances, may not exceed five years. The options granted under this plan vest ratably over a four-year period from the date of grant.

        Unearned compensation expense of approximately $1,133 and $340 was recorded, for certain options which were granted to employees in 1998 and 1999, respectively, at below the estimated fair value at the time of grant, to acquire 213,343 and 39,058 shares of common stock, respectively. The compensation expense is being recognized over a four-year vesting period. No such options were granted during 2000 and 2001. Compensation expense of approximately $395, $396, and $388 was recognized in 1999, 2000 and 2001, respectively, related to these grants. As of December 31, 2001, there remains $192 of compensation expense to be recognized.

        On February 15, 2001, the Company's Board of Directors approved a plan (the "Exchange Offer") pursuant to which the Company would offer its employees and directors the opportunity to exchange all outstanding options to purchase shares of the Company's common stock granted under the

Company's 1996 stock option plan having an exercise price of $5.00 or more per share (the "eligible options") together with all options granted to holders of eligible options within the six month period prior to the expiration date of the Exchange Offer, for new options to be granted six months and one day after the expiration of the Exchange Offer. On June 22, 2001, the Company commenced the Exchange Offer and filed with the SEC a Tender Offer Statement on Schedule TO. The Exchange Offer expired on July 30, 2001. Pursuant to the Exchange Offer, the Company accepted for exchange options to purchase 696,359 shares of the Company's common stock, representing approximately 21.31% of the options that were eligible to be tendered in the Exchange Offer. Subject to the terms of the Exchange Offer, on January 31, 2002 the Company granted options to purchase an aggregate of 558,742 shares of common stock, in exchange for such tendered options, having an exercise price per share equal to the closing price of a share of the Company's common stock as reported on the Nasdaq National Market on January 31, 2002, which was $1.9297. The Exchange Offer did not result in the recognition of compensation expense by the Company.

        If compensation expense had been determined based on the fair value of the options at the grant dates for those options for which no compensation expense has been recognized, consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

	1999	2000	2001
	(Dollars in Thousands, except per share amounts)
Net loss available to common stockholders:
As reported	$(38,125)	$(49,597)	$(31,346)
Pro forma	$(39,165)	$(55,316)	$(38,414)
Net loss per common Share:
Basic and diluted
As reported	$(2.13)	$(2.33)	$(1.33)
Pro forma	$(2.19)	$(2.49)	$(1.63)

        Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes minimum value option valuation model. The following weighted-average assumptions were used for grants in 1999, 2000 and 2001, respectively: expected volatility of 0%, 80% and 100%; average risk-free interest rates of 5.3%, 6.1%; and 4.83% dividend yield of 0%; and expected lives of 6.0, 5.5 and 5.0 years. The weighted-average fair value of the options granted during the year was $14.42, $14.33 and $2.29 per option at December 31, 1999, 2000 and 2001, respectively.

  Stock Option Plan, continued

        A summary of the Company's stock plan is presented below:

	Stock Options	Weighted-Average Exercise Price
Outstanding, December 31, 1998	556,203	$3.04
Granted	707,555	$19.85
Exercised	(43,405)	2.76
Cancelled/forfeited	(48,768)	3.49

Outstanding, December 31, 1999	1,171,585	$13.18
Granted	1,736,663	$17.91
Exercised	(127,549)	2.29
Cancelled/forfeited	(181,266)	18.77

Outstanding, December 31, 2000	2,599,433	$15.99
Granted	1,456,640	$3.02
Exercised	(15,449)	2.89
Cancelled/forfeited	(1,832,058)	17.92

Outstanding, December 31, 2001	2,208,566	$5.93

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Stock Options Outstanding
				Stock Options Exercisable
		Weighted- Average Remaining Contractual Life (Years)
Range of Exercise Prices	Shares		Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.75–$2.25	183,293	5.7	$2.04	174,989	$2.04
$2.50-$3.01	1,166,315	9.3	2.74	236,087	2.78
$4.16-$8.25	584,828	8.1	5.62	229,767	5.03
$16.50–$22.88	149,563	7.8	19.22	92,201	18.74
$23.57-$41.00	124,567	8.4	27.01	30,585	30.53

	2,208,566	8.6	$5.93	763,629	$6.33

        For a period of approximately three (3) weeks in May 2001, executives (including the Chief Executive Officer) were granted four options, which vest in equal installments over a three-year period, for each share of common stock they purchased. The 4-for-1 matching grant was capped at the point that the aggregate purchase price of shares bought by an executive reached one hundred thousand dollars.

  Employee Stock Purchase Plan

        On February 15, 2001, our Board of Directors adopted the WorldGate 2001 Employee Stock Purchase Plan. The Stock Purchase Plan provides the Company's eligible employees with the opportunity to periodically acquire shares of our common stock through payroll deductions. In general, the Stock Purchase Plan provides that:

  •
  each employee who has completed six months of continuous employment with WorldGate is eligible to participate in the Stock Purchase Plan so long as the employee customarily works at least 20 hours per week and 5 months per year;

  •
  participants in the Stock Purchase Plan are permitted to contribute up to fifteen percent of their compensation towards the purchase of our common stock;

  •
  at the end of each calendar quarter, the contributions of the participants are used to purchase shares of the Company's common stock at the lower of eighty-five percent of the market price of our common stock: (i) at the beginning of each calendar quarter or (ii) at the end of each calendar quarter;

  •
  shares of the Company's common stock which are purchased under the Stock Purchase Plan are not transferable by the participant until at least one year has elapsed from the enrollment date of the purchaser of such shares;

  •
  a maximum of 750,000 shares of the Company's common stock (plus an annual increase of 375,000 shares) may be purchased in the aggregate by participants in the Stock Purchase Plan; and

  •
  the Company's Board has the power and authority to administer the Stock Purchase Plan and may, subject to certain limitations, suspend, revise, terminate or amend the Stock Purchase Plan.

        The Company's shareholders approved the Stock Purchase Plan at the Annual Meeting in October 2001. During 2001, the Company sold 10,697 shares of common stock under the Stock Purchase Plan for proceeds of $31.

8.    Net Loss Per Share

        The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Years Ended December 31
	1999	2000	2001
Loss before extraordinary item	$(34,631)	$(49,597)	$(31,346)
Extraordinary item	(1,019)	—	—
Preferred stock dividend and Accretion requirements	(2,475)	—	—

	$(38,125)	$(49,597)	$(31,346)

Basic loss per average common share:
Weighted average shares outstanding	17,869,827	22,246,143	23,501,543
Loss per average common share before extraordinary item	$(2.07)	$(2.23)	$(1.33)
Extraordinary Item	$(0.06)	$—	$—
Net loss to common shareholders	$(2.13)	$(2.23)	$(1.33)
Diluted loss per average common share:
Weighted average shares outstanding	17,869,827	22,246,143	23,501,543
Loss per average common share before extraordinary item	$(2.07)	$(2.23)	$(1.33)

9.    Commitments and Contingencies

  Legal

        The Company is not currently a party to any legal action.

  Leases

        The Company has entered into noncancelable operating leases for its office facilities and certain equipment.

        The future minimum rental commitments under noncancelable capital leases and operating leases for each fiscal year ended December 31 are as follows:

Fiscal Year	Capital Leases	Operating Leases
	(Dollars in Thousands)
2002	2	953
2003	—	909
2004	—	927
2005	—	945
2006	—	963
Thereafter	—	2,464

	$2	$7,161

Less amounts representing interest	(1)

Present value of net minimum lease payments (including currently payable)	$1

        Total rent expense for operating leases for the years ended December 31, 1999, 2000, and 2001 amounted to approximately $1,041, $1,361, and $1,785, respectively.

10.    Related Party Transactions

        In 1997, the Company entered into an affiliation agreement with a cable operator who is an investor. Revenues recognized from this investor were approximately $1,479, $6,362, and $242 for the years ended December 31, 1999, 2000, and 2001, respectively. Accounts receivable amounted to approximately $1,711 and $73 at December 31, 2000 and 2001, respectively.

        The Company has agreements with some investors to provide engineering and development support. As a result of these agreements, the Company has expensed approximately $5,823, $7,499, and $1,379 for the years ended December 31, 1999, 2000, and 2001, respectively. Accounts payable amounted to approximately $12 and $733 at December 31, 2000 and 2001, respectively. These stockholders are suppliers of technology and components for the Company's products and services. The agreements the Company has with these investors provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company's engineering efforts. These agreements do not provide for ongoing royalties, purchase provisions, nor for any requirement to provide additional funding to the Company.

        In 1998, the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. Included in Deposits and other is approximately $900 related to this lease.

11.    TVGateway Joint Venture and Related Cable Operator Agreements

        The Company is providing certain administrative services to a joint venture formed in July 2000 with four cable operators on a cost plus management fee basis pursuant to a management agreement entered into with those cable operators (the "TVGateway Management Agreement"). The current term of the TVGateway Management Agreement will expire on December 31, 2002. This term will automatically renew for an additional one-year term, until December 31, 2003, unless TVGateway elects not to renew by providing written notice at least 90 days prior to that date. TVGateway may transition all or part of the services provided by the Company to a third party with four months notice to the Company. For the years ended December 31, 2000 and 2001, charges for such services, which are included in service fee revenue, totaled $5,344 and $10,045, respectively. In addition, product sales to TVGateway for the years ended December 31, 2000 and 2001 were $70 and $961, respectively. Accounts receivable from TVGateway amounted to $1,035 and $559 at December 31, 2000 and 2001, respectively. WorldGate is accounting for its investment in the joint venture under the equity method. For the years ended December 31, 2000 and 2001, WorldGate recorded losses of $1,250 and $1,000, respectively, for this investment.

        Concurrent with the consummation of multi-year agreements with four cable operators, the Company entered into a supply agreement with the cable operators whereby the Company agreed to supply these cable operators, on a pro rata basis, products that pertain to the development and deployment of the WorldGate ITV Service. The Company recorded a liability of $5,110 for the anticipated cost of satisfying this obligation. At December 30, 2001 the Company had a remaining liability of $4,167 relating to this obligation.

11.  TVGateway Joint Venture and Related Operator Agreements (Continued)

        Summarized financial information for the Company's investment in the TVGateway joint venture, accounted under the equity method is summarized below:

TVGateway LLC	2000	2001
	(Dollars in thousands)
Total assets	$1,437	$5,314
Current liabilities	1,074	129
Members' interest	$363	$5,185
	Year Ended December 31,
	2000	2001
	(Dollars in thousands)
Net sales	$2,425	$339
Loss from operations	(5,381)	(9,819)
Net loss	$(5,287)	$(9,716)

12.    Digital Video Art, Inc. Acquisition

        On April 28, 2000, the Company completed the acquisition of Digital Video Art, Inc. ("DVA"), a Campbell, California based engineering services operation providing out-sourced product development, with expertise in digital television and 3D graphics.

        The total purchase consideration of $3,977 consisted of 119,000 shares of Common Stock with a value of $2,500, assumption of obligations totaling $1,332, and acquisition costs of $145. The purchase consideration of the acquired assets and assumed liabilities were allocated based on fair values as follows:

Assets acquired	$582
Liabilities assumed	(213)
Goodwill	3,608

Total purchase consideration	$3,977

        In addition, the total purchase price included $4,174 in contingent consideration which became determinable during the fourth quarter of 2000. The Company expensed this contingent consideration as compensation in engineering and development expense.

        During March 2001, the Company placed $4,424 into an escrow account for the payment of this contingent consideration and the remainder of the then outstanding purchase consideration. In April 2001, the Company began making payments from the escrow fund to the DVA shareholders of $3,225, of which $2,836 was paid in cash and $390 was paid by delivery of 231,000 shares of common stock, leaving $1,199 remaining in the escrow account as of September 30, 2001. The remaining obligation of the Company to DVA in the amount of $1,199 was paid by the Company in cash in October 2001. During all of 2001, the above amounts included, the Company paid $5,134 in cash and $390 in stock to satisfy their liability to the DVA shareholders.

        The pro forma results of operations for DVA for the twelve months ended December 31, 2000 were not significant.

13.    Employee Benefit Plan

        In 2000, the Company established a Retirement Savings Plan that is funded by the participant's salary reduction contributions. All employees of the Company are eligible to participate in the plan upon joining the Company. The plan is intended to permit any eligible employee who wishes to participate to contribute up to 12% of the employee's compensation on a before-tax basis under Section 401(k) of the Internal Revenue Code, subject to certain limitations. The plan provides for discretionary Company matching contributions that are to be made in proportion to each employee's contribution as well as discretionary Company profit-sharing contributions, subject to certain limitations. Discretionary Company matching contributions and profit-sharing contributions vest based upon the employee's length of service and are payable upon an employee's retirement, death, disability or termination of employment or, under specified circumstances, upon an employee's immediate and heavy financial emergency. Contributions are invested, in such proportions as the employee may elect in any of 10 mutual investment funds. In 2000 and 2001, the Company made no discretionary profit-sharing contributions to the plan.

14.    Supplemental disclosure of cash flow information

	Year ended December 31,
	1999	2000	2001
	(Dollars in thousands)
Cash paid for interest	$121	$72	$93

Noncash investing and financing activities:
Accretion on preferred stock	$2,475	$—	$—
Issuance of warrant related to note payable	1,031	—	—
Conversion of preferred stock to common stock	59,342	—	—
Conversion of warrants to purchase preferred stock	881	—	—
Issuance of common stock for Acquisition of business.	—	2,500	—
Issuance of notes payable for acquisition of business	—	1,332	—
Establishment of contractual obligation related to equity financing	—	5,110	—
Utilization of contractual obligation related to equity financing	—	—	866
Issuance of common stock in payment of notes payable to DVA shareholders	—	—	390
Increase in notes payable to DVA shareholders from reduced valuation realized on common stock issued	—	—	738

Supplemental Quarterly Data (unaudited):

	Fourth	Third	Second	First
	(Dollars in thousands)
2001
Net revenues	$4,195	$3,795	$4,776	$4,080
Loss from operations	(4,520)	(7,575)	(9,078)	(9,897)
Net loss	(4,547)	(7,408)	(8,803)	(10,587)
Basic and diluted net loss per common share	(0.19)	(0.31)	(0.38)	(0.45)
2000
Net revenues	7,472	6,618	3,576	1,573
Loss from operations	(14,991)	(13,106)	(11,746)	(11,994)
Net loss	(14,887)	(12,893)	(10,984)	(10,833)
Basic and diluted net loss per common share	(0.64)	(0.57)	(0.51)	(0.50)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None

PART III

Item 10. Directors and Executive Officers of the Registrant.

        As of December 31, 2001 the executive officers and directors were as follows:

Name	Age	Position(s)
Hal M. Krisbergh(1)	54	Chairman of the Board of Directors and Chief Executive Officer
Gerard K. Kunkel	43	President
James V. Agnello	48	Vice President, Chief Financial Officer
Joseph E. Augenbraun	37	Senior Vice President, Engineering
Randall J. Gort	52	Vice President, General Counsel and Secretary
James E. McLoughlin	49	Vice President, Account Development
David E. Wachob	47	Director, Vice President and General Manager
Richard Westerfer	43	Senior Vice President, Operations
Clarence L. Irving, Jr.(1)(2)	46	Director
Jeff Morris(1)(2)	50	Director
Lemuel Tarshis(2)	61	Director

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

        Gerard K. Kunkel joined WorldGate in February 1997 as Vice President of Strategic Programs and was named President in August 2001. As President, Mr. Kunkel is responsible for the day-to-day operations of WorldGate's ITV products and services business. From May 1995 to February 1997, Mr. Kunkel was President of Broadband Applications Development Company, a developer of backoffice solutions for interactive television. From March 1993 to April 1995, he served as Vice President, Product Development of StarNet, Inc., a cable television technology and services company. Prior to 1993, Mr. Kunkel has served as an executive at a number of New York based magazines, including McGraw-Hill's Business Week, Ziff Davis' PC Magazine and the Financial Times of London's World Business Weekly.

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

        James E. McLoughlin joined WorldGate in February 2001. Mr. McLoughlin is responsible for domestic sales and marketing and account development. From February 1981 through February 2001, Mr. McLoughlin was Vice President, Affiliate Operations for Home Box Office, where he was responsible for sales and marketing of premium television services to affiliated cable television companies.

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

        Clarence L. Irving, Jr.    has been a member of WorldGate's board of directors since July 2000. Mr. Irving has been President and Chief Executive Officer of Irving Information Group, a consulting services firm, since October 1999 and has served as a director of Covad Communications Group, Inc. since April 2000. Mr. Irving served as Assistant Secretary of Commerce to the United States Department of Commerce from June 1993 to October 1999.

        Jeff Morris has been a member of WorldGate's board of directors since April 2001. Since April 2001, Mr. Morris has been the President of Digital Media Consulting, a new media consulting company. From July 1999 to April 2001, he was President and Chief Executive Officer of Yack, Inc., an internet events and program guide. Mr. Morris is a veteran of the cable television industry, including a fifteen-year tenure at Showtime Networks, Inc., from 1984 through 1999, where his last position was senior vice president of New Media and Technology Development.

        Lemuel Tarshis has been a member of WorldGate's board of directors since April 2001. Since August 1991, Mr. Tarshis has been the director of management technology transfer at the Stevens Institute of Technology University. In addition, he currently works as a consultant for AM Communications, NeST Technologies and Broadband Innovations.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based solely on our review of those documents received by us, and written representations, if any, received from reporting persons with respect to the filing of reports on Form 3, 4 and 5, we believe that all filings required to be made by the reporting persons for fiscal year 2001 were made on a timely basis, except for a late Form 4 filing by Mr. Krisbergh.

Item 11. Executive Compensation.

        The following table sets forth information concerning compensation paid with respect to our chief executive officer and four other most highly compensated officers who were serving as such as of December 31, 2001, each of whose aggregate compensation for fiscal 2001 exceeded $100,000, for services rendered in all capacities for us and our subsidiaries.

SUMMARY COMPENSATION TABLE
FISCAL YEARS 2001, 2000 and 1999

				Long Term Compensation Awards
		Annual Compensation
Name and Principal Position				Securities Underlying Options (#)	All Other Compensation
	Year	Salary	Bonus
Hal M. Krisbergh	1999	$339,465	$152,759	—	—
Chairman and Chief	2000	$337,080	$148,769	20,000	—
Executive Officer	2001	$337,080	$151,650	160,000	—
Gerard K. Kunkel	1999	$165,273	$49,582	38,333	—
Senior Vice President	2000	$175,280	$61,348	24,000	—
Sales and Marketing	2001	$212,036	$63,925	200,000	—
David E. Wachob	1999	$161,254	$48,376	58,333	—
Vice President and General	2000	$177,660	$53,298	24,000	—
Manager	2001	$190,800	$66,800	127,333	—
Joseph E. Augenbraun	1999	$148,731	$42,932	53,333	—
Senior Vice President	2000	$177,660	$53,298	22,000	—
Engineering	2001	$190,800	$66,800	125,333	—
Randall J. Gort	1999	$156,422	$43,050	53,333	—
Vice President and General	2000	$171,774	$54,748	24,000	—
Counsel	2001	$187,650	$63,925	127,333	—

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

        We maintain key man insurance policy in the amount of $3,000,000 on Mr. Krisbergh.

        We have a Retirement Savings Plan that is funded by the participants' salary reduction contributions. All our employees are eligible to participate in the plan upon joining WorldGate. The plan is intended to permit any eligible employee who wishes to participate to contribute up to 12% of the employee's compensation on a before-tax basis under Section 401(k) of the Internal Revenue Code, subject to certain limitations. The plan provides for discretionary Company matching contributions that are to be made in proportion to each employee's contribution as well as discretionary Company profit-sharing contributions, subject to certain limitations. Discretionary Company matching contributions and profit-sharing contributions vest based upon the employee's length of service and are payable upon an employee's retirement, death, disability or termination of employment or, under specified circumstances, upon an employee's immediate and heavy financial emergency. Contributions are invested, in such proportions as the employee may elect in any of 10 mutual investment funds. In 2001, we made no discretionary profit-sharing contributions to the plan.

        In addition to salary and bonus compensation, we have a stock option plan, the WorldGate 1996 Stock Option Plan. The Option Plan provides for the granting of awards to such officers, other employees, consultants and directors of WorldGate and our affiliates as the Compensation Committee may determine from time to time. Generally, outstanding options vest in equal installments over a four-year period, but in no event may an option be exercised more than ten years following the date of its grant, subject to acceleration in the event of some changes of control of WorldGate. On October 5, 2000, our shareholders approved an increase in the total number of our shares of common stock available under the plan to 3,200,000. On October 5, 2001, our shareholders approved an automatic annual increase of shares reserved under the 1996 Plan in an amount equal to the lesser of 4% of the then outstanding shares of the Company's common stock or 1,000,000 shares.

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

        The purchase price per share payable upon the exercise of an option (the "option exercise price") will be established by the Compensation Committee, provided, however, that Incentive Stock Options may not have an option exercise price less than the fair market value of a share of common stock on the date of grant. The option exercise price is payable by any one of the following methods or a combination thereof, to the extent permitted by the Compensation Committee:

        — in cash or by check or wire transfer,

        — subject to the approval of the Compensation Committee, in common stock owned by the participant for at least six months prior to the date of exercise and valued at their fair market value on the effective date of such exercise, or

        — subject to the approval of the Compensation Committee, by such other provision as the Compensation Committee may from time to time authorize.

        The board of directors or the Compensation Committee may suspend, revise, terminate or amend the stock option plan at any time, provided, however, that:

        — stockholder approval will be obtained if and to the extent required under Rule 16b-3 promulgated under the Exchange Act or if and to the extent the board determines that such approval is required for purposes of satisfying Section 162(m) or Section 422 of the Code, and

        — no such suspension, revision, termination or amendment may, without the consent of a participant, reduce the participant's rights under any outstanding award.

        On October 5, 2001, our shareholders approved the WorldGate 2001 Employee Stock Purchase Plan. The Stock Purchase Plan provides our eligible employees with the opportunity to periodically acquire shares of our common stock through payroll deductions. In general, the Stock Purchase Plan provides that:

  •
  each employee who has completed six months of continuous employment with WorldGate is eligible to participate in the Stock Purchase Plan so long as the employee customarily works at least 20 hours per week and 5 months per year;

  •
  participants in the Stock Purchase Plan are permitted to contribute up to fifteen percent of their compensation towards the purchase of our common stock;

  •
  at the end of each calendar quarter, the contributions of the participants are used to purchase shares of our common stock at the lower of eighty-five percent of the market price of our common stock: (i) at the beginning of each calendar quarter or (ii) at the end of each calendar quarter;

  •
  shares of our common stock which are purchased under the Stock Purchase Plan are not transferable by the participant until at least nine months has elapsed from the acquisition of the shares;

  •
  a maximum of 750,000 shares of our common stock (plus an annual increase of 375,000 shares) may be purchased in the aggregate by participants in the Stock Purchase Plan; and

  •
  our Board of Directors has the power and authority to administer the Stock Purchase Plan and may, subject to certain limitations suspend, revise, terminate or amend the Stock Purchase Plan.

        As part of our philosophy that increased ownership of equity in WorldGate facilitates greater alignment of executive interests with shareholder interests, the Compensation Committee, in consultation with outside compensation advisors, instituted a special short-term program to incentivize executives to purchase our common stock on the open market. For a period of approximately three (3) weeks in May 2001, executives (including the Chief Executive Officer) were granted four options, which vest in equal installments over a three-year period, for each share of common stock they purchased. The 4-for-1 matching grant was capped at the point that the aggregate purchase price of shares bought by an executive reached $100,000.

        The following table presents information regarding options granted to our named executive officers during fiscal 2001 to purchase shares of our Common Stock. In accordance with SEC rules, the table shows the hypothetical "gains" or "option spreads" that would exist for the respective options based on assumed rates of annual compound stock price of 5% and 10% from the date the options were granted over the full option term.

Options/SAR Grants in Last Fiscal Year

	Individual Grants
	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
				Exercise or Base Price ($/SH)
Name					Expiration Date	5% ($)	10% ($)
Hal M. Krisbergh Chairman and Chief Executive Officer	160,000	10.9%		$2.50	5/18/11	251,558	637,497
Gerard K. Kunkel Senior Vice President, Sales and Marketing	132,333 67,667	9.0 4.6	% %	$2.78 4.16	4/25/11 7/25/11	231,361 177,031	586,315 448,630
David E. Wachob Director, Vice President and General Manager	127,333	8.7%		$2.78	4/25/11	222,620	564,162
Joseph E. Augenbraun Senior Vice President, Engineering	125,333	8.5%		$2.78	4/25/11	219,123	555,301
Randall J. Gort Vice President and General Counsel	127,333	8.7%		$2.78	4/25/11	222,620	564,162

        The following table shows the number of shares of common stock subject to exercisable and unexercisable stock options held by each of the named executive officers as of December 31, 2001. The table also reflects the values of such options based on the positive spread between the exercise price of such options and $2.50, which was the per share closing sales price reported on the Nasdaq National Market on December 31, 2001.

        Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option SAR Values

Name	Shares acquired on exercise (#)	Value Realized ($)	Number of securities underlying unexercised options/SARS at fiscal year end (#) Exercisable/ Unexercisable	Value of unexercised in-the-money options/SARS at fiscal year end ($) Exercisable/ Unexercisable
Hal M. Krisbergh Chairman and Chief Executive Officer	—	—	5,000/175,000	0/0
Gerard K. Kunkel Senior Vice President, Sales and Marketing	—	—	80,082/166,917	0/0
David E. Wachob Director, Vice President and General Manager	—	—	31,383/95,950	0/0
Joseph E. Augenbraun Senior Vice President, Engineering	—	—	31,333/94,000	0/0
Randall J. Gort Vice President and General Counsel	—	—	31,833/95,950	0/0

Compensation of Directors

        We adopted a new director compensation plan commencing in 2001. Pursuant to the new director plan, non-employee directors, currently Messrs. Irving, Morris and Tarshis, will receive an annual stock grant of 6,500 shares, vesting in equal amounts over four years, issued at the fair market value on the date of grant, and a stipend of $1,000 for each board or committee meeting the director attends in person. We will continue to reimburse non-employee directors for reasonable travel expenses for attending board or committee meetings.

        Prior to the adoption of the new director plan, on July 26, 2000, we granted to Mr. Irving options to purchase 25,000 shares of common stock at an exercise price of $28.375 per share. In addition, on April 25, 2001, we granted to Mr. Morris and Mr. Tarshis options to purchase 20,000 shares of common stock each at an exercise price of $2.78. These options will vest in four equal installments on the anniversary of the grant date. Other than Messrs. Irving, Morris and Tarshis, no other board member was reimbursed for his travel and other expenses or compensated for his service on the board.

Compensation Committee Interlocks and Insider Participation

        The Compensation and Stock Option Committee (the "Compensation Committee") is currently composed of Messrs. Krisbergh, Morris and Irving. The Compensation Committee makes recommendations to the board concerning the compensation and benefits programs for its directors, officers and employees, including all options granted under the Company's option plan. With the exception of Mr. Krisbergh, no member of the Compensation Committee is an officer or employee of the Company. Mr. Krisbergh does not, however, participate in the determination of his own compensation.

Report of Compensation and Stock Option Committee on Executive Compensation

        This report by the Compensation Committee of the Board of Directors (the "Committee") discusses the Committee's compensation objectives and policies applicable to the Company's executive officers. The report reviews the Committee's policy generally with respect to the compensation of all executive officers as a group for fiscal 2001 and specifically reviews the compensation established for the Company's Chief Executive Officer as reported in the Summary Compensation Table. Other than Mr. Krisbergh, the Committee is composed entirely of non-employee directors of the Company. The Committee also administers the Company's Stock Option Plan and Employee Stock Purchase Plan.

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

        The base salaries, targeted bonus amounts and number of stock options established for or granted to the Company's executive officers for 2001 are based, in part, on the Committee's understanding of compensation amounts and forms paid to persons in comparable roles performing at comparable levels at other companies in the same or related industries. Such amounts however, mainly reflect the subjective discretion of the members of the Committee based on the evaluation of the Company's current and anticipated future performance and the contribution of the individual executive officers to such performance, and the contribution of the individual executive officers to the Company in areas not necessarily reflected by the Company's performance.

Base Salaries

        The base salaries for the Company's senior executive officers for 2001 were established subjectively by the Committee based on the market environment and the Company's need to attract and retain key personnel for whom the Company must compete against larger, more established companies.

Short-Term Annual Bonuses

        Annual bonuses established for the executive officers are intended to provide an incentive for improved performance in the short term. The Committee establishes target bonus levels at the beginning of the year based on predetermined goals with respect to individual, department and Company performance.

Long-Term Incentive Compensation

        The Company's long-term incentive compensation plan for its senior executive officers, administered through the Company's stock option plan, promotes ownership of the Company's Common Stock, which, in turn, provides a common interest between the shareholders of the Company and the executive officers of the Company. Options granted to executive officers under the plan have an exercise price equal to the fair market value of the shares on the date of grant, an exercise period of ten years and generally vest over four years. The number of options granted to executive officers is determined by the Committee, which is charged with administering the stock option plan.

Compensation of the Chief Executive Officer

        During fiscal year 2001, Mr. Krisbergh's base salary was not increased. Mr. Krisbergh requested that the Committee consider allowing him to forego a salary increase for the year, and the Committee agreed.

        Mr. Krisbergh also had an opportunity to earn additional incentive pay under the Company's short-term annual bonus program, based on his performance against qualitative objectives. The Committee approved payment of $151,650 based on excellent performance. In reaching its decision, the Committee noted the continued growth and development of the TVGateway, LLC joint venture formed in July 2000, the development of CableWare, an interactive broadcast service and a new and improved user interface for the WorldGate ITV Service, successful system rollouts of the Company's various products, including new international deployments in Canada, Spain and throughout Latin and South America, strengthening already excellent relations with major US customers and the financial community, and actions to further develop organizational and individual competencies.

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

Respectfully submitted, Compensation Committee Hal M. Krisbergh Jeff Morris and Clarence L. Irving, Jr.

Performance Graph

        The following indexed line graph indicates the Company's total return to stockholders from April 15, 1999, the date on which the Company's Common Stock began trading on the Nasdaq National Market, to December 31, 2001, as compared to the total return for the Nasdaq Stock Market—US Index, the Nasdaq Telecommunications Index and the Chase H & Q Internet Index for the same period. The calculations in the graph assume that $100 was invested on April 15, 1999, in each of the Company's Common Stock and each index and also assume dividend reinvestment.

Comparison of Cumulative Total Return
Among WorldGate Communications, Inc., The Nasdaq Stock Market (U.S.) Index
The Nasdaq Telecommunications Index And
The Internet Index

        Edgar Representation Of Data Points Used In Printed Graphic

	4/15/99	12/31/99	12/31/00	12/31/01
WorldGate Communications, Inc.	100	139.89	11.21	7.35
Nasdaq Stock Market (U.S.)	100	161.94	97.46	77.26
Nasdaq Telecommunications	100	131.34	56.48	37.66
JP Morgan H & Q Internet 100	100	181.82	62.96	45.02

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth information as of March 23, 2002 regarding beneficial ownership of our common stock by the following persons:

        —each person who is known to us to own beneficially more than 5% of the outstanding shares of common stock,

        —each director of WorldGate,

        —each executive officer of WorldGate named in the executive compensation table above, and

        —all directors and executive officers of WorldGate as a group.

        Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares, subject to applicable community property laws. Shares of common stock subject to options or warrants exercisable within 60 days of March 23, 2002 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the mailing address of the beneficial owners is 3190 Tremont Avenue, Suite 100, Trevose, Pennsylvania 19053.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Ownership
Hal M. Krisbergh(1)	5,921,371	25.06%
David E. Wachob(2)	407,563	1.72
Joseph E. Augenbraun(3)	327,208	1.38
Randall J. Gort(4)	278,128	1.18
Gerard K. Kunkel(5)	113,165	*
Clarence L. Irving, Jr.(6)	6,250	*
Jeff Morris(7)	6,000	*
Lem Tarshis(8)	23,867	*

All current directors and executive officers as a group (11 persons)(9)	7,271,280	30.13%

*
Less than 1% of the outstanding Common Stock.

(1)
Includes (a) options to purchase 63,334 shares of common stock, (b) 15,237 shares of common stock held by Mr. Krisbergh as custodian for his minor child and (c) 15,237 shares of common stock held by Mr. Krisbergh's wife as custodian for their minor child. Mr. Krisbergh disclaims beneficial ownership of the shares owned by his minor child. Also includes (a) 486,104 shares of common stock held in two grantor retained annuity trusts of which Mr. Krisbergh is the trustee and (b) 486,104 shares of common stock held in two grantor retained annuity trusts of which Mrs. Krisbergh is the trustee. Also includes (1) 299,938 shares held by Mr. Krisbergh's spouse and (b) 300,000 shares held by the Krisbergh Family Foundation, with Mr. Krisbergh acting as the custodian for these shares.

(2)
Includes 20,000 shares of common stock held by Mr. Wachob as custodian for his minor son and daughter and options to purchase 63,666 shares.

(3)
Includes options to purchase 62,666 shares of common stock.

(4)
Includes 68,399 shares of common stock held by Mr. Gort as custodian for his four minor sons and daughters and options to purchase 63,666 shares of common stock.

(5)
Includes options to purchase 113,165 shares of common stock.

(6)
Includes options to purchase 6,250 shares of common stock.

(7)
Includes options to purchase 5,000 shares of common stock.

(8)
Includes 2,000 shares of common stock held by L. Tarshis' spouse and options to purchase 21,667 shares of common stock.

(9)
Includes (a) options to purchase 567,925 shares of common stock and (b) 1,657,236 shares of common stock owned by family members or affiliates of some members of the group.

Item 13. Certain Relationships and Related Transactions.

        Stockholders' Agreement.    Certain stockholders of WorldGate, including Messrs. Krisbergh and Wachob, and some other management personnel of WorldGate, are parties to a stockholders' agreement. Pursuant to the stockholders' agreement certain stockholders had the right to appoint members to our board of directors as follows:

        —Hal M. Krisbergh designated David E. Wachob, Alan Gerry and Thomas G. Baxter,

        —Motorola designated Graham Pattison, who has since resigned as a member of our board of directors in connection with his resignation from Motorola,

        —the investors who purchased our Series A Convertible Preferred Stock, other than Motorola, designated Marcia J. Hooper, who has since resigned as a member of our board of directors, and

        —the investors who purchased our Series B Convertible Preferred Stock designated Ronald A. Walter to our board of directors.

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

1.    Financial Statements

        The following financial statements have been included as part of this report:

2.    Financial Statement Schedule

WORLDGATE COMMUNICATIONS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions Credited to Costs and Expenses	Balance at end of Year
	($000 Omitted)
Allowance for doubtful accounts:
Year ended December 31, 1999	—	150		150
Year ended December 31, 2000	150	1,300		1,450
Year ended December 31, 2001	1,450	1,522	1,976	996
Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 1999	15,179	11,587		26,766
Year ended December 31, 2000	26,766	20,937		47,703
Year ended December 31, 2001	47,703			61,350

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.    Exhibits

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

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
10.1	Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC, as amended by First Amendment to Lease Agreement dated December 7, 1998 between WorldGate and Balanced Capital LLC, as further amended by Second Amendment to Lease Agreement dated December 17, 1998 between WorldGate and Balanced Capital LLC.(2)
10.2	Development Agreement dated October 15, 1998 between WorldGate and Scientific-Atlanta, Inc.(2)(3) (filed as Exhibit 10.4 to the IPO Registration Statement)
10.3	Memorandum of Understanding dated September 2, 1998 between WorldGate and General Instrument Corporation.(2)(3) (filed as Exhibit 10.5 to the IPO Registration Statement)
10.4	Master Agreement dated November 7, 1997 between Charter Communications, Inc. ("Charter") and WorldGate.(2)(3) (filed as Exhibit 10.7 to the IPO Registration Statement)
10.5	Affiliation Agreement dated November 7, 1997 between Charter and WorldGate.(2)(3) (filed as Exhibit 10.9 to the IPO Registration Statement)
10.6	First Amended and Restated Stockholders' Agreement dated September 2, 1998 among WorldGate and the stockholders identified therein.(2) (filed as Exhibit 10.16 to the IPO Registration Statement)
10.7	Amendment to First Amended and Restated Stockholders' Agreement dated July 21, 2000 among WorldGate and the stockholders identified therein.(4) (filed as Exhibit 10.9 to the 2000 Annual Report)
10.8	Amended and Restated 1996 Stock Option Plan, as amended.(4) (filed as Exhibit 10.10 to the 2000 Annual Report)
10.9	2001 Employee Stock Purchase Plan.(4) (filed as Exhibit 10.11 to the 2000 Annual Report)
10.10	TVGateway Management Agreement dated as of July 24, 2000, by and between TVGateway, LLC and WorldGate Service, Inc.(4)(5) (filed as Exhibit 10.12 to the 2000 Annual Report)
21	Subsidiaries. *
23	Consent of PricewaterhouseCoopers LLP. *
24	Power of Attorney. (included in signature page)

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

(4)
Incorporated by reference to the exhibits of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed August 17, 2001 (the "2000 Annual Report").

(5)
Confidential treatment extension was requested in December 2001. Portions of this exhibit have been omitted pursuant to the initial grant of confidential treatment by the Commission.

(B)  Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.
By:	/s/ HAL M. KRISBERGH Hal M. Krisbergh Chief Executive Officer

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

Name	Capacity	Date

/s/ HAL M. KRISBERGH Hal M. Krisbergh	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 29, 2002
/s/ JAMES V. AGNELLO James V. Agnello	Vice President and Chief Financial Officer	March 29, 2002
/s/ DAVID E. WACHOB David E. Wachob	Director, Vice President and General Manager	March 29, 2002
/s/ CLARENCE L. IRVING Clarence L. Irving	Director	March 29, 2002
Jeff Morris	Director	March 29, 2002
/s/ LEMUEL TARSHIS Lemuel Tarshis	Director	March 29, 2002

Exhibit Index

Exhibit	Description
21	Subsidiaries
23	Consent of PricewaterhouseCoopers LLP