Form 10-Q
period 2002-03-31
WORLDGATE COMMUNICATIONS INC
filed 2002-05-14
CIK 1030058

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2002.
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From To .

Commission file number: 000-25755

WORLDGATE COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2866697
(State of Incorporation)	(I.R.S. Employer Identification No.)

3190 Tremont Avenue
Trevose, Pennsylvania 19053
(Address of Principal Executive Offices) (Zip Code)

(215) 354-5100
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 7, 2002, there were 23,573,122 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,646	$3,356
Short-term investments	9,304	11,257
Accounts receivable, less allowance for doubtful accounts of $996 at March 31, 2002 and at December 31, 2001	3,718	4,274
Inventory	6,766	6,976
Prepaid and other assets	285	275

Total current assets	21,719	26,138

Property and equipment	5,921	5,867
Less: accumulated depreciation and amortization	(2,474)	(2,157)

Property and equipment, net	3,447	3,710
Prepaid expenses and deposits	914	938
Goodwill	3,006	3,006

Total assets	$29,086	$33,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion, notes payable	$0	$1
Accounts payable	649	689
Accrued expenses	1,164	1,658
Accrued compensation and benefits	1,467	1,557
Contractual obligations related to equity financing	4,167	4,167
Other	115	110

Total current liabilities	7,562	8,182
Other	187	195

Total liabilities	7,749	8,377

Stockholders' equity:
Common Stock, $.01 par value, 50,000,000 shares authorized, 23,568,312 shares issued and outstanding at March 31, 2002 and 23,565,295 shares issued and outstanding at December 31, 2001	236	236
Additional paid-in capital	193,493	193,488
Warrant for Common Stock	1,911	1,911
Accumulated deficit	(174,183)	(170,028)
Unearned stock-based compensation	(120)	(192)

Total stockholders' equity	21,337	25,415

Total liabilities and stockholders' equity	$29,086	$33,792

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands, Except per Share Amounts)

	Three Months ended March 31
	2002	2001
Revenues
Equipment product revenues	$305	$1,836
Service fee revenues	2,871	2,244

Total revenues	3,176	4,080

Costs and expenses
Cost of equipment product revenues	1,181	3,699
Cost of service fee revenues	2,356	1,747
Engineering and development (excluding depreciation and amortization amounts of $150 and $173 for the three months ended March 31, 2002 and 2001, respectively).	2,315	4,212
Sales and marketing (excluding depreciation and amortization amounts of $81 and $65 for the three months ended March 31, 2002 and 2001, respectively).	676	2,193
General and administrative (excluding depreciation and amortization amounts of $86 and $72 for the three months ended March 31, 2002 and 2001, respectively).	551	1,816
Depreciation and amortization	317	310

Total costs and expenses	7,396	13,977

Loss from operations	(4,220)	(9,897)
Interest and other income	66	470
Interest and other expense	(1)	(160)
Loss from Unconsolidated Entity	0	(1,000)

Net loss	$(4,155)	$(10,587)

Net loss per common share (basic and diluted)	$(0.18)	$(0.45)

Weighted average common shares outstanding—basic and diluted	23,568,278	23,311,789

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,155)	$(10,587)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	317	220
Amortization of deferred compensation	72	97
Amortization of goodwill	0	90
Loss from investment in unconsolidated entity	0	1,000
Changes in operating assets and liabilities:
Accounts receivable	556	(175)
Inventories	210	1,160
Prepaid and other assets	13	406
Accounts payable	(40)	(46)
Accrued expenses	(494)	(230)
Accrued compensation and benefits	(90)	(2,082)
Other	(3)	(7)

Net cash used in operating activities	(3,614)	(10,154)

Cash flows from investing activities:
Capital expenditures	(53)	(323)
Proceeds from maturities of short-term investments, net	1,953	5,020
Investment in unconsolidated entity	0	(1,000)
Restricted cash net—DVA escrow	0	(4,424)

Net cash provided by (used in) investing activities	1,900	(727)

Cash flows from financing activities:
Proceeds from exercise of stock options	0	26
Proceeds from issuance of common stock	5	0
Repayment of notes payable—DVA shareholders	0	(1089)
Repayments of capital leases and notes payable	(1)	(176)

Net cash provided by (used in) financing activities	4	(1,239)

Net decrease in cash	(1,710)	(12,120)
Cash and cash equivalents, beginning of period	3,356	20,415

Cash and cash equivalents, end of period	$1,646	$8,295

Cash paid for interest	$1	$8

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollar Amounts are in Thousands, Except for per Share Amounts)

(Unaudited)

1.    Basis of Presentation.

        The unaudited financial statements of WorldGate Communications, Inc. (the "Company") for the three months ended March 31, 2002 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2001 and the notes thereto included in the Company's Annual Report on Form 10-K.

        The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not indicative of the results that may be expected for the year ending December 31, 2002.

        Certain reclassifications have been made to the prior year condensed financial statements to conform to those classifications used in 2002.

2.    Recent Accounting Pronouncements.

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This pronouncement changes the accounting for goodwill and intangible assets with indefinite lives from an amortized method to an impairment approach. The Company has $3,006 of unamortized goodwill at March 31, 2002. The Company has adopted the provisions of SFAS No. 142 in the first quarter ended March 31, 2002. The Company no longer records amortization relating to its existing goodwill.

        SFAS No. 142 requires that goodwill be tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company will complete the first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The company has not yet determined what effect these impairment tests will have on the Company's operations and financial position.

        The Company had goodwill of $3,608 and accumulated amortization of $602 at March 31, 2002 and at December 31, 2001. In accordance with SFAS No. 142, no goodwill amortization expense was recognized during the three month period ended March 31, 2002. The estimated annual amortization of goodwill no longer recorded in accordance with the adoption of SFAS No. 142 is approximately $360 for the year 2002. The 2002 results on a historical basis do not reflect the provisions of SFAS No. 142.

Had the Company adopted SFAS No. 142 on January 1, 2001, the historical net loss and basic and diluted net loss per common share would have been as follows:

	For the Period Ended March 31
	2002	2001
Reported net loss	$(4,155)	$(10,587)
Add back: Goodwill amortization	0	90

Adjusted net income	$(4,155)	$(10,497)

Basic and diluted earnings per share:
Reported net loss per common share	$(0.18)	$(0.45)
Goodwill amortization	0.00	0.00

Adjusted net loss per common share	$(0.18)	$(0.45)

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

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company has adopted SFAS 144 commencing January 1, 2002. The adoption of SFAS 144 did not have a material impact on the results of the Company's operations for the three months ended March 31, 2002 or its financial position.

3.    Restricted Cash.

        On March 19, 2001, the Company deposited $4,424 into an escrow account to secure the payment of the merger consideration payable to the shareholders of Digital Video Art., Inc., the software engineering company acquired by the Company in April of 2000. Throughout 2001, the Company paid $5,134 in cash and $390 in stock to satisfy their remaining liability to the DVA shareholders.

4.    Inventories.

        Inventories are summarized as follows:

	March 31, 2002	December 31, 2001
Raw Material	$4,523	$4,813
Work in Progress	75	19
Finished Goods	1,036	1,013
Inventory held by customers and vendors	1,132	1,131

	$6,766	$6,976

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

6.    Related Party Transactions.

        In 1997, the Company entered into an agreement with a cable operator who is an investor. Revenues recognized from this investor were approximately $96 and $92, respectively, for the three months ended March 31, 2002 and March 31, 2001. Accounts receivable from this investor amounted to approximately $104 at March 31, 2002 and $73 at December 31, 2001.

        In 1997 and 1998, the Company entered into agreements with four stockholders to provide the Company with engineering and development support. As a result of these agreements, the Company has expensed approximately $520 and $3,044, respectively, for the three months ended March 31, 2002 and March 31, 2001. Accounts payable to these stockholders amounted to $453 and $733 at March 31, 2002 and December 31, 2001, respectively. These stockholders are suppliers of technology and components for the Company's products and services. These agreements provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company's engineering efforts. These agreements do not provide for ongoing royalties, purchase provisions, nor for any requirement to provide additional funding to the Company.

        In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. Included in prepaid expenses and deposits at March 31, 2002 is $864 related to this lease.

7.    TVGateway Joint Venture and related Cable Operator Agreements

        The Company is providing certain administrative services to a joint venture formed in July 2000 with four cable operators on a cost plus management fee basis pursuant to a management agreement entered into with those cable operators (the "TVGateway Management Agreement"). The current term of the TVGateway Management Agreement will expire on December 31, 2002. This term will automatically renew for an additional one-year term, until December 31, 2003, unless TVGateway elects not to renew by providing written notice at least 90 days prior to that date. TVGateway may transition all or part of the services provided by the Company to a third party with four months notice to the Company. For the three months ended March 31, 2002, charges for such services, which are included in service fee revenue, totaled $2,439. For the three months ended March 31, 2001, charges for such services totaled $1,911. In addition, product sales to TVGateway for the three months ended March 31, 2002 and March 31, 2001 were $21 and $415, respectively. Accounts Receivable from TVGateway amounted to $628 at March 31, 2002 and $559 at December 31, 2001. WorldGate is accounting for its investment in the joint venture under the equity method.

        Concurrent with the consummation of multi-year agreements with four cable operators, the Company entered into a supply agreement with the cable operators whereby the Company agreed to supply these cable operators, on a pro rata basis, products that pertain to the development and deployment of the WorldGate service. At March 31, 2002 the Company had a remaining liability of $4,167 for the anticipated cost of satisfying this obligation.

8.    Net Loss per Share

        Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options and warrants. The number of potential common shares which would have been assumed to be converted in the periods ended March 31, 2002 and 2001 and have a dilutive effect if the Company had income from continuing operations is 6,442,591 and 6,818,861, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollar Amounts are in Thousands, Except per Share Amounts)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS.

        We may from time to time make written or oral forward-looking statements, including those contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "estimate," "project," "believe," "intend," "expect," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate. The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) continued losses, (3) difficulty or inability to raise additional financing, if needed, on terms acceptable to us, (4) loss of TVGateway or any one of our other largest customers, (5) industry competition factors and other uncertainty that a market for our interactive TV products will develop, (6) challenges associated with cable operators (including, uncertainty that they will offer our interactive TV products, inability to predict the manner in which they will market and price our interactive TV products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our interactive TV products), (7) challenges with advertisers and television programmers (including uncertainties that they will support our Channel HyperLinkingSM technology), (8) departure of one or more key persons and (9) other risks identified in our filings with the Securities and Exchange Commission. We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.

Results of Operations:

Critical Accounting Policies and Estimates

        The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the annual report on Form 10-K. Judgments and estimates of uncertainties are required in applying the Company's accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue recognition, accounts receivable, inventories, and cash flow and valuation assumptions in performing asset impairment tests of long-lived assets.

Three Months Ended March 31, 2002 and March 31, 2001

        Revenues.    Revenues decreased from $4,080 for the three months ended March 31, 2001 to $3,176 for the three months ended March 31, 2002. Substantially all revenues are attributable to consulting fees with TVGateway, an unconsolidated entity, and the commercial deployments of WorldGate's interactive television products and services and cable subscribers subscribing to these services as of

March 31, 2002. A substantial portion of the revenue decrease for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, is attributable to reduced equipment sales during a period when the industry's focus was on consolidation and the transition away from Excite @Home. At March 31, 2001 we had deployed our services in 21 cable systems with approximately 195,000 Revenue Generating Units. As of March 31, 2002 we had deployed our services in 68 cable systems, representing approximately 568,000 Revenue Generating Units. For the three months ended March 31, 2002, we derived revenues of $2,871, or 90%, from service fee revenues consisting of consulting fees, subscriber fees and advertising fees, and of $305, or 10%, from the delivery of headends, keyboards, and related equipment products. For the three months ended March 31, 2001, we derived revenues of $2,244, or 55%, from service fee revenues and $1,836, or 45%, from the delivery of headends, keyboards and related equipment products.

  Costs and Expenses.

        Cost of Revenues.    Cost of equipment product revenues consists primarily of equipment product costs related to initial trials and commercial deployments and service fee revenue costs, related primarily to the provision of engineering and administrative services. Costs of equipment product revenues for the three months ended March 31, 2002 were $1,181, or approximately 387% of equipment product revenues, compared to the product costs of revenues of $3,699, or approximately 201% of equipment product revenues, for the three months ended March 31, 2001. The reduction in equipment product cost of revenues is primarily attributable to a reduced level of equipment revenues. Service fee costs of revenues for the three months ended March 31, 2002 were $2,356, or approximately 82% of service fee revenues. Service fee costs of revenues for the three months ended March 31, 2001 were $1,747, or 78% of total service fee revenues. The increase in service fee cost of revenues of $609 for the three months ended March 31, 2002 when compared to the same period in 2001 is attributable to increased consulting fees with TVGateway and the leverage created by a larger subscriber base.

        Engineering and Development.    Engineering and development expenses primarily consist of the cost of design, programming, testing, documentation and support of our hardware, software and services. Engineering and development costs were $2,315 for the three months ended March 31, 2002, a decrease of approximately 45% when compared to $4,212 for the three months ended March 31, 2001. This decrease in expenses is primarily attributable to significant expense reductions instituted in 2001 and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately. These actions resulted in employee compensation costs declining by $1,219, or 35%, and decrease in engineering and product development expenditures of $591, or 71%, for the three months ended March 31, 2002 when compared to the same period in 2001.

        Sales and Marketing.    Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments. For the three months ended March 31, 2002 sales and marketing expenses were $676. This represents a decrease of approximately 69% when compared to sales and marketing expenses of $2,193 for the three months ended March 31, 2001. These decreases in expenses are primarily attributable to significant expense reductions instituted in 2001 and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately. These actions resulted in employee compensation costs declining by $873, or 67%, and decreases in advertising and marketing expenses of $465, or 68%, for the three months ended March 31, 2002 when compared to the same period in 2001.

        General and Administrative.    General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $551 for the three months ended March 31, 2002, a decrease of approximately 70% when compared to expenses of $1,816 for the same period in 2001. These decreases in expenses are primarily attributable to significant expense reductions instituted in 2001 and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately. These actions resulted in employee compensation costs declining by $326, or 62%, and decreases in travel and facility expenses of $701, or 77%, for the three months ended March 31, 2002 when compared to the same period in 2001.

        Interest and Other Income and Interest Expense.    Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income decreased from $470 for the three months ended March 31, 2001 to $66 for the three months ended March 31, 2002, primarily due to declining average cash balances and to declining interest rates. During the three months ended March 31, 2001, the Company earned interest on average cash balances of approximately $42,017, and incurred interest expense related to its $1,100 equipment financing facility. In comparison, during the three months ended March 31, 2002 the Company earned interest on average cash balances of approximately $12,873 and incurred interest expense related to its $1,100 equipment financing facility.

        Income Taxes.    The Company has incurred net operating losses since inception and accordingly had no income taxes due and has not recorded any income tax benefit for those losses.

  Liquidity and Capital Resources.

        As of March 31, 2002, our primary source of liquidity consisted of cash and cash equivalents and short-term investments that are highly liquid, are of high quality investment grade and have maturities of less than one year.

        At March 31, 2002, the Company had cash and cash equivalents of $1,646 and additionally $9,304 in short-term investments, as compared to cash and cash equivalents of $3,356 (in addition to $11,257 in short-term investments) at December 31, 2001. Net cash used in operations was $3,614 for the three months ended March 31, 2002, as compared to $10,154 used for the same period in 2001. The decrease in net cash used for operations was primarily attributable to the Company's decrease in expenditures in 2001 and during the three months ended March 31, 2002, including its significant expense reduction program instituted in 2001, and accounts receivable and inventory reductions, partially offset by accruals that were paid during this period.

        Cash provided by investing activities during the three months ended March 31, 2002 totaled $1,900 compared to $3,697 (before $4,424 of cash was placed in a restricted account—See Note 3 to our financial statements for the three months ended March 31, 2002) provided during the same period in 2001. During the three month period ended March 31, 2002, we utilized the net proceeds from our maturing short-term investments of $1,953 compared to $5,020 for the three months ended March 31, 2001. Capital expenditures were $53 and $323 for the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002 and 2001, the Company invested $0 and $1,000, respectively, in TVGateway, an unconsolidated entity.

        Net cash provided by financing activities was $4 for the three months ended March 31, 2002 compared to cash used of $1,239 for financing activities for the three months ended March 31, 2001. This increase in net cash provided by financing activities was primarily due to the settlement in 2001 of acquisition consideration due to the shareholders of Digital Video Art, Inc., the company we acquired in April 2000.

  Operations and Liquidity

        To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999. As of March 31, 2002 the Company had cash, cash equivalents, and short-term investments of $10,950. The operating cash usage for the three months ended March 31, 2002 was $3,614. Based on the Company's operating budget and cash flow projections for 2002 we believe that we have sufficient cash and short-term investments to fund our operations for four to five quarters. Even if we meet our budget and cash flow projections, we may need to obtain additional financing in early 2003. Should we miss our budget and cash flow targets, we believe that we have the ability to quickly scale back operations in order to conserve enough cash and short-term investments to fund our operations beyond December 31, 2002.

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

        As of March 31, 2002, the Company's cash and cash equivalents and short-term investments were $10,950, most of which were debt securities having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended March 31, 2002 would have decreased by approximately $34. This estimate assumes that the decrease occurred on the first day of 2002 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

PART II. OTHER INFORMATION

(Dollars Amounts are in Thousands, Except per Share Amounts)

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None.

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

WORLDGATE COMMUNICATIONS, INC.

Date: May 14, 2002	Hal M. Krisbergh Chairman and Chief Executive Officer

Date: May 14, 2002	James V. Agnello Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WORLDGATE COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)
WORLDGATE COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in Thousands, Except per Share Amounts)
WORLDGATE COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in Thousands)
WORLDGATE COMMUNICATIONS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (Dollar Amounts are in Thousands, Except for per Share Amounts) (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FORWARD-LOOKING AND CAUTIONARY STATEMENTS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES