Form 10-Q
period 2002-06-30
WORLDGATE COMMUNICATIONS INC
filed 2002-08-14
CIK 1030058

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2002.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From To .

Commission file number: 000-25755

WORLDGATE COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	23-2866697 (I.R.S. Employer Identification No.)
3190 Tremont Avenue Trevose, Pennsylvania (Address of Principal Executive Offices)	19053 (Zip Code)

(215) 354-5100
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 7, 2002, there were 23,576,243 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2002

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements and Supplementary Data	Page 3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 14
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	Page 15
Item 2.	Changes in Securities and Use of Proceeds	Page 15
Item 3.	Defaults upon Senior Securities	Page 15
Item 4.	Submission of Matters to a Vote of Security Holders	Page 15
Item 5.	Other Information	Page 15
Item 6.	Exhibits and Reports on Form 8-K	Page 15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$2,103	$3,356
Short-term investments	5,538	11,257
Accounts receivable, less allowance for doubtful accounts of $1,305 at June 30, 2002 and $996 at December 31, 2001	2,877	4,274
Inventory, less reserve for obsolescence of $354 at June 30, 2002 and $0 at December 31, 2001	5,184	6,976
Prepaid and other assets	557	275

Total current assets	16,259	26,138

Property and equipment	5,935	5,867
Less: accumulated depreciation and amortization	(2,792)	(2,157)

Property and equipment, net	3,143	3,710
Prepaid expenses and deposits	914	938
Goodwill	0	3,006

Total assets	$20,316	$33,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion, notes payable	$346	$1
Accounts payable	994	689
Accrued expenses	1,393	1,658
Accrued compensation and benefits	1,203	1,557
Contractual obligations related to equity financing	4,167	4,167
Other	115	110

Total current liabilities	8,218	8,182
Other	180	195

Total liabilities	8,398	8,377

Stockholders' equity:
Common Stock, $.01 par value, 50,000,000 shares authorized, 23,573,122 shares issued and outstanding at June 30, 2002 and 23,565,295 shares issued and outstanding at December 31, 2001	236	236
Additional paid-in capital	193,498	193,488
Warrant for Common Stock	1,911	1,911
Accumulated deficit	(183,662)	(170,028)
Unearned stock-based compensation	(65)	(192)

Total stockholders' equity	11,918	25,415

Total liabilities and stockholders' equity	$20,316	$33,792

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except per Share Amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001
Revenues
Equipment product revenues	$(93)	$2,049	$212	$3,900
Service fee revenues	4,010	2,727	6,881	4,956

Total revenues	3,917	4,776	7,093	8,856

Costs and expenses
Cost of equipment product revenues	2,462	3,515	3,643	7,215
Cost of service fee revenues	3,499	2,224	5,855	3,971
Engineering and development (excluding depreciation and amortization amounts of $149 and $249 for the three months ended June 30, 2002 and 2001, respectively, and $299 and $424 for the six months ended June 30, 2002 and June 30, 2001, respectively)	2,476	3,368	4,791	7,579
Sales and marketing (excluding depreciation and amortization amounts of $82 and $81 for the three months ended June 30, 2002 and June 30, 2001, respectively, and $163 and $146 for the six months ended June 30, 2002 and June 30, 2001, respectively)	833	2,196	1,509	4,388
General and administrative (excluding depreciation and amortization amounts of $87 and $61 for the three months ended June 30, 2002 and June 30, 2001, respectively, and $173 and $133 for the six months ended June 30, 2002 and June 30, 2001, respectively).	807	2,160	1,358	3,976
Depreciation and amortization	318	391	635	703
Goodwill impairment	3,006	—	3,006	—

Total costs and expenses	13,401	13,854	20,797	27,832

Loss from operations	(9,484)	(9,078)	(13,704)	(18,976)
Interest and other income	39	283	105	754
Interest and other expense	(34)	(8)	(35)	(168)
Loss from Unconsolidated Entity	0	0	0	(1,000)

Net loss	$(9,479)	$(8,803)	$(13,634)	$(19,390)

Net loss per common share (basic and diluted)	$(0.40)	$(0.38)	$(0.58)	$(0.83)

Weighted average common shares outstanding—basic and diluted	23,573,122	23,471,532	23,570,714	23,439,853

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(13,634)	$(19,390)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	635	522
Bad debt expense	309	260
Provision for inventory write-down and reserves	1,431	856
Amortization of deferred compensation	127	194
Amortization of goodwill	0	181
Impairment of goodwill	3,006	0
Loss from investment in unconsolidated entity	0	1,000
Changes in operating assets and liabilities:
Accounts receivable	1,088	1,291
Inventories	361	2,535
Prepaid and other assets	(258)	609
Accounts payable	305	(542)
Accrued expenses	(265)	(228)
Accrued compensation and benefits	(354)	(2,488)
Other	(10)	(15)

Net cash used in operating activities	(7,259)	(15,215)

Cash flows from investing activities:
Capital expenditures	(68)	(1,103)
Proceeds from maturities of short-term investments, net	5,719	10,838
Investment in unconsolidated entity	0	(1,000)
Restricted cash net—DVA escrow	0	(1,575)

Net cash provided by investing activities	5,651	7,160

Cash flows from financing activities:
Proceeds from exercise of stock options	0	45
Proceeds from issuance of common stock	10	0
Repayment of notes payable—DVA shareholders	0	(3,938)
Proceeds from notes payable	443	0
Repayment of capital leases and notes payable	(98)	(306)

Net cash provided by (used in) financing activities	355	(4,199)

Net decrease in cash	(1,253)	(12,254)
Cash and cash equivalents, beginning of period	3,356	20,415

Cash and cash equivalents, end of period	$2,103	$8,161

Cash paid for interest	$35	$168

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollar Amounts are in Thousands, Except for per Share Amounts)
(Unaudited)

1.    Basis of Presentation.

        The unaudited financial statements of WorldGate Communications, Inc. (the "Company") for the three months ended June 30, 2002 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2001 and the notes thereto included in the Company's Annual Report on Form 10-K.

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

2.    Recent Accounting Pronouncements.

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This pronouncement changes the accounting for goodwill and intangible assets with indefinite lives from an amortized method to an impairment approach. SFAS No. 142 requires that goodwill be tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The Company completed both the first and second steps of the goodwill impairment tests during the second quarter of 2002.

        The Company had goodwill of $3,608 and accumulated amortization of $602 at December 31, 2001. In accordance with SFAS No. 142, no goodwill amortization expense was recognized during the six month period ended June 30, 2002. During the second quarter of 2002, in an effort to cut costs and achieve operational efficiencies, the Company commenced the termination of all personnel of the former Digital Video Art, Inc. ("DVA") who performed engineering development services with expertise in digital television and 3D graphics. In conjunction with this action, it was determined that the carrying amount of the Company's remaining goodwill, which was originally recorded with the Company's acquisition of DVA, exceeded its fair value. As such, the Company measured the impairment loss by the amount the carrying value exceeded the implied fair value of the goodwill. The amount of the non-cash impairment loss was $3,006. The fair value of goodwill was estimated using the expected present value of future cash flows. This measurement is in accordance with SFAS No. 142. The change in the carrying amount of goodwill for the six months ended June 30, 2002, is as follows:

	Goodwill	Accumulated Amortization	Carrying Value
Balance as of January 1, 2002	$3,608	$602	$3,006
Impairment loss	(3,608)	(602)	(3,006)

Balance as of June 30, 2002	$0	$0	$0

The estimated annual amortization of goodwill no longer recorded in accordance with the adoption of SFAS No. 142 prior to the impairment would have been $360. The estimated amortization for the period July 1, 2002 through December 31, 2002 of goodwill no longer recorded after the impairment is $0.

        The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for the previous periods presented:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2002	2001	2002	2001
Reported net loss	$(9,479)	$(8,803)	$(13,634)	$(19,390)
Add back: Goodwill amortization	0	91	0	181

Adjusted net income	$(9,479)	$(8,712)	$(13,634)	$(19,209)

Basic and diluted earnings per share:
Reported net loss per common share	$(0.40)	$(0.38)	$(0.58)	$(0.83)
Goodwill amortization	0	0.04	0	0.04

Adjusted net loss per common share	$(0.40)	$(0.34)	$(0.58)	$(0.79)

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. The Company is still in the process of evaluating the impact of adopting SFAS No. 146 on the consolidated financial statements.

3.    Agreement with Argentinean customer.

        During the quarter, the Company entered into an agreement to take back previously sold equipment, with a sales price of $150, from a customer in Argentina who is experiencing financial difficulties. The Company entered into this agreement in order to salvage value from an existing receivable that was doubtful of being collected subsequent to the sale having been recognized. However, it is not a normal policy or practice of the Company to take back inventory previously sold. At the time of the original sale, the customer was not experiencing financial difficulties. The Company also received $30 of cash and other consideration from the customer as a result of entering into the agreement.

4.    Inventories.

        Inventories are summarized as follows:

	June 30, 2002	December 31, 2001
Raw Material	$3,794	$4,813
Work in Progress	10	19
Finished Goods	1,069	1,013
Inventory held by customers and vendors	665	1,131

	5,538	6,976
Reserve for obsolescence	(354)	0

Inventory—Net	$5,184	$6,976

        During the second quarter of 2002, as a response to the slow economy, turmoil in the cable industry and the Company's slower than expected deployment of WorldGate's interactive television products and services, the Company reevaluated their inventory in excess of foreseeable needs and which is to be resold. The carrying values of the inventory that were identified to be used in operations were written down to market value, which was lower than carrying value. The carrying values of the identified excess inventory that will be sold were written down to the anticipated recovery rate or salvage value. Total charges to dispose of inventory determined to be in excess of foreseeable needs was approximately $1,431, of which $1,077 was written off and $354 was reserved. This non-cash charge is included in the "cost of equipment product revenues" line item on the consolidated statements of operations.

5.    Stockholders' Equity.

  Stock Option Plan

        On February 15, 2001, the Company's Board of Directors approved a plan (the "Exchange Offer") pursuant to which the Company would offer its employees and directors the opportunity to exchange all outstanding options to purchase shares of the Company's common stock granted under the Company's 1996 stock option plan having an exercise price of $5.00 or more per share (the "eligible options") together with all options granted to holders of eligible options within the six month period prior to the expiration date of the Exchange Offer, for new options to be granted six months and one day after the expiration of the Exchange Offer. On June 22, 2001, the Company commenced the Exchange Offer and filed with the SEC a Tender Offer Statement on Schedule TO. The Exchange Offer expired on July 30, 2001. Pursuant to the Exchange Offer, the Company accepted for exchange options to purchase 696,359 shares of the Company's common stock. Subject to the terms of the Exchange Offer, on January 31, 2002 the Company granted options to purchase an aggregate of 558,742 shares of common stock, in exchange for such tendered options, with an exercise price of $1.9297.    The Exchange Offer was accounted for under current accounting principles, and as a result, did not result in the recognition of compensation expense by the Company.

6.    Related Party Transactions.

        In 1997, the Company entered into an agreement with a cable operator who is an investor. Revenues recognized from this investor were approximately $84 and $156 respectively, for the three months ended June 30, 2002 and June 30, 2001 and approximately $180 and $248, respectively, for the six months ended June 30, 2002 and June 30, 2001. Accounts receivable from this investor amounted to approximately $102 at June 30, 2002 and $73 at December 31, 2001.

        In 1997 and 1998, the Company entered into agreements with five stockholders to provide the Company with engineering and development and facility support. As a result of these agreements, the Company has expensed approximately $632 and $512, respectively, for the three months ended June 30, 2002 and June 30, 2001 and approximately $1,152 and $851, respectively, for the six months ended June 30, 2002 and June 30, 2001. Accounts payable to these stockholders amounted to $828 and $733 at June 30, 2002 and December 31, 2001, respectively. Four of these stockholders are suppliers of technology and components for the Company's products and services. These agreements provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company's engineering efforts. These agreements do not provide for ongoing royalties, purchase provisions, nor for any requirement to provide additional funding to the Company. The fifth stockholder provides facility and facility support.

        In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. Included in prepaid expenses and deposits at June 30, 2002 is $864 related to this lease.

7.    TVGateway Joint Venture and related Cable Operator Agreements

        The Company is providing certain consulting services to a joint venture formed in July 2000 with four cable operators on a cost plus management fee basis pursuant to a management agreement entered into with those cable operators (the "TVGateway Management Agreement"). The current term of the TVGateway Management Agreement will expire on December 31, 2002. This term will automatically renew for an additional one-year term, until December 31, 2003, unless TVGateway elects not to renew by providing written notice at least 90 days prior to that date. TVGateway may transition all or part of the services provided by the Company to a third party with four months notice to the Company. Charges for such services, which are included in service fee revenue, totaled $3,611 and $2,465, respectively, for the three months ended June 30, 2002 and June 30, 2001. For the six months ended June 30, 2002 and June 30, 2001, respectively, charges for such services were $6,026 and $4,378. In addition, product sales to TVGateway for the three months ended June 30, 2002 and June 30, 2001 were $17 and $18, respectively, and $37 and $433, respectively, for the six months ended June 30, 2002 and June 30, 2001. Accounts Receivable from TVGateway amounted to $674 at June 30, 2002 and $559 at December 31, 2001. WorldGate is accounting for its 22% investment in the joint venture under the equity method.

        Concurrent with the consummation of multi-year agreements with four cable operators, the Company entered into a supply agreement with the cable operators whereby the Company agreed to supply these cable operators, on a pro rata basis, products that pertain to the development and deployment of the WorldGate service. At June 30, 2002 the Company had a remaining liability of $4,167 for the anticipated cost of satisfying this obligation.

        During the second quarter of 2002, one of the cable operator joint venture partners filed for voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. As such, this may affect their ability to participate in future additional capital contributions to the joint venture.

8.    Net Loss per Share

        Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options and warrants. The number of potential common shares which would have been assumed to be converted in the periods ended June 30, 2002 and 2001 and have a dilutive effect if the Company had income from continuing operations is 5,725,162 and 4,333,730, respectively.

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

Three and Six Months Ended June 30, 2002 and June 30, 2001

        Revenues.    Revenues decreased from $4,776 for the three months ended June 30, 2001 to $3,917 for the three months ended June 30, 2002. Revenues also decreased from $8,856 for the six months ended June 30, 2001 to $7,093 for the six months ended June 30, 2002. Substantially all revenues are attributable to consulting fees with TVGateway, an unconsolidated entity and to the commercial deployments of WorldGate's interactive television products and services and cable subscribers subscribing to these services, as of June 30, 2002. A substantial portion of the revenue decrease for the three and six months ended June 30, 2002, as compared to the three and six months ended June 30, 2001, is attributable to reduced equipment sales during a period when the company believes the industry was focused on consolidation and other non-ITV issues. At June 30, 2001 we had deployed our services in 59 cable systems with approximately 351,000 Revenue Generating Units. As of June 30, 2002 we had deployed our services in 72 cable systems, representing approximately 581,000 Revenue Generating Units. For the three and six months ended June 30, 2002, we derived revenues of $4,010 and $6,881, respectively, or 102% and 97% of total revenues, respectively, from service fee revenues consisting of consulting fees, subscriber fees and advertising fees. For the three and six months ended June 30, 2002, we derived revenues of ($93) and $212, respectively, or (2%) and 3% of total revenues, respectively, from the delivery of headends, keyboards, and related equipment products. The negative second quarter equipment product revenues are the result of the Company having entered into an agreement to take back previously sold equipment, with a sales price of $150, from a customer in Argentina who is experiencing financial difficulties. The Company entered into this agreement in order to salvage value from an existing receivable that was doubtful of being collected subsequent to the sale having been recognized. However, it is not a normal policy or practice of the Company to take back inventory previously sold. At the time of the original sale, the customer was not experiencing financial difficulties. For the three and six months ended June 30, 2001, we derived revenues of $2,727 and $4,956, respectively, or 57% and 56% of total revenues, respectively, from service fee revenues and $2,049 and $3,900, respectively, or 43% and 44% of total revenues, respectively, from the delivery of headends, keyboards, and related equipment products.

  Costs and Expenses

        Cost of Revenues.    Cost of revenues consists primarily of equipment product costs related to initial trials and commercial deployments and service fee revenue costs, related primarily to the provision of engineering and administrative services. Costs of equipment product revenues for the three and six months ended June 30, 2002 were $2,462 and $3,643, respectively, or approximately 2,647% and 1,718% of equipment product revenues, respectively, compared to the product costs of revenues of $3,515 and $7,215, respectively, or approximately 172% and 185% of equipment product revenues, respectively, for the three and six months ended June 30, 2001. The increase in the cost of equipment product revenues as a percent of total equipment product revenues for the three and six months ended June 30, 2002, as compared to the three months ended June 30, 2001, was primarily the result of a reduced level of equipment revenues, and inventory adjustments totaling $1,431 for certain products to bring them to their net realizable value. For the three and six months ended June 30, 2001, inventory adjustments were $592 and $856, respectively. Service fee costs of revenues for the three and six months ended June 30, 2002, were $3,499 and $5,855, respectively, or approximately 87% and 85% of service fee revenues. Service fee costs of revenues were $2,224 and $3,971, respectively, or approximately 82% and 80% of service fee revenues for the three and six months ended June 30, 2001. The increase in service fee cost of revenues of $1,275 and $1,884, respectively, for the three and six months ended June 30, 2002 when compared to the same periods in 2001 is primarily attributable to increased consulting fees with TVGateway and the additional support costs relating to a larger subscriber base.

        Engineering and Development.    Engineering and development expenses primarily consist of the cost of design, programming, testing, documentation and support of the Company's hardware, software and services. Engineering and development costs were $2,476 for the three months ended June 30, 2002, a decrease of approximately 26% when compared to $3,368 for the three months ended June 30, 2001. For the six months ended June 30, 2002, engineering and development costs were $4,791, a decrease of approximately 37% when compared to $7,579 for the six months ended June 30, 2001. This decrease in expenses is primarily attributable to significant expense reductions beginning in 2001 and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately. These actions resulted in employee compensation costs declining for the three and six months ended June 30, 2002 by $570 and $1,861, respectively, or 20% and 28%, respectively, when compared to the same periods in 2001. Engineering and product development expenditures also declined for the three and six months ended June 30, 2002 by $268 and $859, respectively, or 41% and 58%, respectively, when compared to the same periods in 2001. Employee termination costs incurred during the three months ended June 30, 2002 relating to the former employees of DVA were approximately $155.

        Sales and Marketing.    Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments. For the three and six months ended June 30, 2002 sales and marketing expenses were $833 and $1,509, respectively. This represents a decrease of approximately 62% and 66%, respectively, when compared to sales and marketing expenses of $2,196 and $4,388, respectively, for the three and six months ended June 30, 2001. This decrease in expenses is primarily attributable to significant expense reductions beginning in 2001 and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately. These actions resulted in employee compensation costs declining in the three and six months ended June 30, 2002 by $582 and $1,483, respectively, or 58% and 63%, respectively, when compared to the same periods in 2001. Advertising and marketing expenses also declined for the three and six months ended June 30, 2002 by $504 and $969, respectively, or 58% and 63%, respectively, when compared to the same periods in 2001.

        General and Administrative.    General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $807 and $1,358, respectively, for the three and six months ended June 30, 2002, a decrease of approximately 63% and 66%, when compared to expenses of $2,160 and $3,976, for the same periods in 2001. This decrease in expenses is primarily attributable to significant expense reductions beginning in 2001 and to operating deficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately. These actions resulted in employee compensation costs declining in the three and six months ended June 30, 2002 by $186 and $909, respectively, or 29% and 49%, when compared to the same periods in 2001. Travel and facility expenses also declined for the three and six months ended June 30, 2002 by $929 and $1,712, respectively, or 76% and 73%, when compared to the same periods in 2001.

        Goodwill Impairment.    During the second quarter of 2002, in an effort to cut costs and achieve operational efficiencies, the Company commenced the termination of all personnel of the former Digital Video Art, Inc. ("DVA") who performed engineering development services with expertise in digital television and 3D graphics. In conjunction with this action, it was determined that the carrying amount of the Company's remaining goodwill, which was originally recorded with the Company's acquisition of DVA, exceeded its fair value. As such, the Company measured the impairment loss by the amount the carrying value exceeded the implied fair value of the goodwill. The amount of the non-cash impairment loss was $3,006. The fair value of goodwill was estimated using the expected present value of future cash flows. This measurement is in accordance with SFAS No. 142.

        Interest and Other Income and Interest Expense.    Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income decreased from $283 for the three months ended June 30, 2001 to $39 for the three months ended June 30, 2002, and decreased from $754 for the six months ended June 30, 2001 to $105 for the six months ended June 30, 2002, primarily due to declining average cash balances and to declining interest rates. During the three and six months ended June 30, 2001, the Company earned interest on average cash balances of approximately $28,678 and $35,570, respectively, and incurred interest expense related to its $1,100 equipment financing facility. In comparison, during the three and six months ended June 30, 2002 the Company earned interest on average cash balances of approximately $8,963 and $10,913, respectively, and incurred interest expense related to its insurance financing.

        Income Taxes.    The Company has incurred net operating losses since inception and accordingly had no income taxes and has not recorded any income tax benefit for those losses.

  Liquidity and Capital Resources.

        As of June 30, 2002 our primary source of liquidity consisted of cash and cash equivalents and short-term investments that are highly liquid, are of high quality investment grade and have maturities of less than one year.

        At June 30, 2002, we had cash and cash equivalents of $2,103 (in addition to $5,538 in short-term investments) as compared to cash and equivalents of $3,356 (in addition to $11,257 in short-term investments) at December 31, 2001. Net cash used in operations was $7,259 for the six months ended June 30, 2002, as compared to $15,215 used for the same period in 2001. The decrease in net cash used for operations was primarily attributable to the Company's decrease in expenditures beginning in 2001 and during the six months ended June 30, 2002, including its reduction in workforce programs. Accounts receivable and inventory reductions were partially offset by prior period accruals that were paid in the quarter. The Company increased its Allowance for Doubtful Accounts by approximately $300 to reflect its current assessment of the collectability of primarily certain international receivables. The Company has instituted tighter credit procedures to minimize its collection exposure with particular emphasis on international customers.

        Cash provided by investing activities during the six months ended June 30, 2002, totaled $5,651 compared to $7,160 provided during the same period in 2001. During the six months ended June 30, 2002, we utilized the net proceeds from our maturing short-term investments of $5,719 compared to $10,838 for the six months ended June 30, 2001. Capital expenditures were $68 and $1,103 for the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2001 we invested $1,000 in TVGateway, an unconsolidated entity.

        Net cash provided by financing activities was $355 for the six months ended June 30, 2002 compared to cash used of $4,199 for the six months ended June 30, 2001. The increase in net cash provided by financing activities was primarily due to the settlement in 2001 of acquisition consideration due to the shareholders of Digital Video Art, Inc., the company we acquired in April 2000.

  Operations and Liquidity

        To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999. As of June 30, 2002 the

Company had cash, cash equivalents, and short-term investments of $7,641. The operating cash usage for the six months ended June 30, 2002 was $7,259. Based on the Company's operating budget and cash flow projections for 2002 we believe that we have sufficient cash and short-term investments to fund our operations for three to four quarters. The Company will need to obtain additional funding to continue operations beyond this period.

        We have virtually no outstanding debt and our assets are not pledged as collateral. We continue to evaluate possibilities to obtain additional financing through public or private equity offerings, bank debt financing, asset securitizations or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all. The Company's operating budget and cash flow projections for 2002 and 2003 are heavily dependent upon revenues generated from TVGateway. In turn, the funding of TVGateway is heavily dependent upon capital contributions made from the four cable operators who are joint venture members.

        During the second quarter of 2002, one of the cable operator joint venture partners filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. As such, this may affect their ability to participate in future additional capital contributions to the joint venture.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Interest Rate Risk.    Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

        As of June 30, 2002, the Company's cash and cash equivalents and short-term investments were $7,641, most of which were debt securities having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the six months ended June 30, 2002 would have decreased by approximately $56. This estimate assumes that the decrease occurred on the first day of 2002 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

PART II. OTHER INFORMATION

(Dollars Amounts are in Thousands, Except per Share Amounts)

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        The Company's Chief Executive Officer and Chief Financial Officer have submitted unqualified certifications, which accompany this Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WORLDGATE COMMUNICATIONS, INC.
Date: August 14, 2002	/s/ HAL M. KRISBERGH Hal M. Krisbergh Chairman and Chief Executive Officer
Date: August 14, 2002	/s/ JAMES V. AGNELLO James V. Agnello Vice President and Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WORLDGATE COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in Thousands)
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