Form 10-Q
period 2002-09-30
WORLDGATE COMMUNICATIONS INC
filed 2002-11-14
CIK 1030058

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2002.
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of November 8, 2002, there were 23,577,963 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements and Supplementary Data	Page 3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 19
Item 4.	Controls and Procedures	Page 19
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	Page 19
Item 2.	Changes in Securities and Use of Proceeds	Page 19
Item 3.	Defaults upon Senior Securities	Page 19
Item 4.	Submission of Matters to a Vote of Security Holders	Page 19
Item 5.	Other Information	Page 19
Item 6.	Exhibits and Reports on Form 8-K	Page 19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORLDWIDE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$1,472	$3,356
Short—term investments	4,463	11,257
Accounts receivable, less allowance for doubtful accounts of $1,418 at September 30, 2002 and $996 at December 31, 2001	1,824	3,642
Accounts receivable due from related parties	752	632
Inventory, less reserve for obsolescence of $382 at September 30, 2002 and $0 at December 31, 2001	4,504	6,976
Prepaid and other assets	414	275

Total current assets	13,429	26,138

Property and equipment	5,905	5,867
Less: accumulated depreciation and amortization	(3,087)	(2,157)

Property and equipment, net	2,818	3,710
Deposit with related party and other assets	875	938
Goodwill	0	3,006
Total assets	$17,122	$33,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion, notes payable	$199	$1
Accounts payable	659	506
Accounts payable due to related party	1,083	733
Accrued expenses	924	108
Accrued compensation and benefits	1,026	1,557
Contractual obligations related to equity financing	4,142	4,167
Other	90	110

Total current liabilities	8,123	8,182
Other	173	195

Total liabilities	8,296	8,377

Stockholders' equity:
Common Stock, $.01 par value, 50,000,000 shares authorized, 23,576,243 shares issued and outstanding at September 30, 2002 and 23,565,295 shares issued and outstanding at December 31, 2001	236	236
Additional paid-in capital	193,526	193,488
Warrant for Common Stock	1,911	1,911
Accumulated deficit	(186,826)	(170,028)
Unearned stock-based compensation	(21)	(192)

Total stockholders' equity	8,826	25,415

Total liabilities and stockholders' equity	$17,122	$33,792

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except per Share and Share Amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
Revenues
Equipment product revenues earned from third parties	$445	$585	$481	$3,887
Equipment product revenues earned from related parties	87	(93)	263	506
Service fee revenues earned from third parties	207	262	963	759
Service fee revenues earned from related parties	3,557	3,041	9,682	7,500

Total revenues	4,296	3,795	11,389	12,652

Costs and expenses
Cost of equipment product revenues	685	1,501	4,354	8,715
Cost of service fee revenues	3,291	2,686	9,120	6,657
Engineering and development (excluding depreciation and amortization amounts of $151 and $272 for the three months ended September 30, 2002 and 2001, respectively, and $450 and $730 for the nine months ended September 30, 2002 and September 30, 2001, respectively).	1,920	3,144	6,711	10,725
Sales and marketing (excluding depreciation and amortization amounts of $80 and $81 for the three months ended September 30, 2002 and September 30, 2001, respectively, and $243 and $227 for the nine months ended September 30, 2002 and September 30, 2001, respectively).	561	1,481	2,069	5,869
General and administrative (excluding depreciation and amortization amounts of $88 and $49 for the three months ended September 30, 2002 and September 30, 2001, respectively, and $261 and $147 for the nine months ended September 30, 2002 and September 30, 2001, respectively).	680	2,156	2,038	6,132
Depreciation and amortization	319	402	954	1,104
Goodwill impairment	0	0	3,006	0

Total costs and expenses	7,456	11,370	28,252	39,202

Loss from operations	(3,160)	(7,575)	(16,863)	(26,550)
Interest and other income	35	171	140	924
Interest and other expense	(38)	(4)	(74)	(173)
Loss from Unconsolidated Entity	0	0	0	(1,000)

Net loss	$(3,163)	$(7,408)	$(16,797)	$(26,799)

Net loss per common share (basic and diluted)	$(0.13)	$(0.31)	$(0.71)	$(1.14)

Weighted average common shares outstanding — basic and diluted	23,576,243	23,559,223	23,572,577	23,480,080

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(16,797)	$(26,799)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	954	833
Bad debt expense	402	550
Provision for inventory	1,601	1,307
Amortization of deferred compensation	171	291
Amortization of goodwill	0	271
Impairment of goodwill	3,006	0
Loss from investment in unconsolidated entity	0	1,000
Changes in operating assets and liabilities:
Accounts receivable	1,296	2,128
Inventories	871	2,556
Prepaid and other assets	(76)	1,065
Accounts payable	820	(921)
Accrued expenses	(501)	(172)
Accrued compensation and benefits	(531)	(1,554)
Other	(43)	(22)
Net cash used in operating activities	(8,827)	(19,467)

Cash flows from investing activities:
Capital expenditures	(62)	(1,144)
Proceeds from maturities of short-term investments, net	6,794	15,728
Investment in unconsolidated entity	0	(1,000)
Restricted cash net—DVA escrow	0	(1,199)

Net cash provided by investing activities	6,732	12,385
Cash flows from financing activities:
Proceeds from exercise of stock options	0	45
Proceeds from issuance of common stock	13	22
Repayment of notes payable—DVA shareholders	0	(3,938)
Proceeds from notes payable	443	0
Repayment of capital leases and notes payable	(245)	(390)
Net cash provided by (used in) financing activities	211	(4,261)

Net decrease in cash	(1,884)	(11,343)
Cash and cash equivalents, beginning of period	3,356	20,415

Cash and cash equivalents, end of period	$1,472	$9,072

Cash paid for interest	$7	$20
Utilization of contractual obligation related to equity financing	25	866
Issuance of common stock in payment of notes payable to DVA shareholders		390
Increase in notes payable to DVA shareholders from reduced valuation realized on common stock issued		738

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollar Amounts are in Thousands, Except for Share and per Share Amounts)
(Unaudited)

1.    Basis of Presentation.

        The unaudited financial statements of WorldGate Communications, Inc. (the "Company") for the three months ended September 30, 2002 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2001 and the notes thereto included in the Company's Annual Report on Form 10-K.

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

2.    Operations and Liquidity.

        As of September 30, 2002 the Company had cash, cash equivalents, and short-term investments of $5,935. The operating cash usage for the nine months ended September 30, 2002 was $8,827. In October 2002, the Company announced multiple actions which it believes will further reduce operating expenses and increase operating efficiencies. These actions include a reduction in work force as well as the implementation of an agreement with TVGateway to transfer to TVGateway certain WorldGate employees and functions that WorldGate is currently providing for TVGateway. The details of the transfer are still being finalized by the Company and TVGateway. When and as implemented, the planned transition of services removes both the obligation of WorldGate to provide the service as well as TVGateway's obligation to pay WorldGate for rendering the service. The expense of providing the service will be directly absorbed by TVGateway. Thus, although WorldGate's revenue attributable to the transitioned service is reduced, so is the corresponding expense of providing the service. As such, WorldGate will be negatively impacted in that it will no longer receive a profit from providing these services and potentially there will be some overhead which cannot be reduced or otherwise allocated and which was previously passed on to TVGateway. Based on the Company's current operating budget and cash flow projections for 2002 and 2003 we believe that we have sufficient cash and short-term investments to fund our operations for three to four quarters. As a strategy employed by the Company to obtain additional funding to continue operations beyond this period, the Company filed a registration statement with the SEC for a stock rights offering as described in more detail in Note 9 to Condensed Financial Statements. There is no guarantee when the registration statement will be declared effective and as to the level of the participation or the amount of proceeds, if any, to be received in connection with the rights offering.

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

3.    Recent Accounting Pronouncements.

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This pronouncement changes the accounting for goodwill and intangible assets with indefinite lives from an amortized method to an impairment approach. SFAS No. 142 requires that goodwill be tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The Company completed both the first and second steps of the goodwill impairment tests during the second quarter of 2002 and concluded that goodwill was not impaired as of the date of adoption.

        The Company had goodwill of $3,608 and accumulated amortization of $602 at December 31, 2001. In accordance with SFAS No. 142, no goodwill amortization expense was recognized during the nine month period ended September 30, 2002. During the second quarter of 2002, in an effort to cut costs and achieve operational efficiencies, the Company commenced the termination of all personnel of the former Digital Video Art, Inc. ("DVA") who performed engineering development services with expertise in digital television and 3D graphics. In conjunction with this action, it was determined that the carrying amount of the Company's remaining goodwill, which was originally recorded with the Company's acquisition of DVA, exceeded its fair value. As such, the Company measured the impairment loss by the amount the carrying value exceeded the implied fair value of the goodwill. The amount of the non-cash impairment loss was $3,006. The fair value of goodwill was estimated using the expected present value of future cash flows. This measurement is in accordance with SFAS No. 142. The change in the carrying amount of goodwill for the nine months ended September 30, 2002, is as follows:

	Goodwill	Accumulated Amortization	Carrying Value
Balance as of January 1, 2002	$3,608	$602	$3,006
Impairment loss	(3,608)	(602)	(3,006)

Balance as of September 30, 2002	$0	$0	$0

        The estimated annual amortization of goodwill no longer recorded in accordance with the adoption of SFAS No. 142 prior to the impairment would have been $360. The estimated amortization for the period October 1, 2002 through December 31, 2002 of goodwill no longer recorded after the impairment is $0.

        The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for the previous periods presented:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2002	2001	2002	2001
Reported net loss	($3,163)	($7,408)	($16,797)	($26,799)
Add back: Goodwill amortization	0	90	0	271

Adjusted net income	($3,163)	($7,318)	($16,797)	($26,528)

Basic and diluted earnings per share:
Reported net loss per common share	($0.13)	($0.31)	($0.71)	($1.14)
Goodwill amortization	0	0	0	0.01

Adjusted net loss per common share	($0.13)	($0.31)	($0.71)	($1.13)

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. FAS 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of FAS 146 to have a material impact on its financial position, results of operations and cash flows.

4.    Agreement with Argentinean customer.

        In 2001, the Company sold $742 worth of deployment equipment, keyboards and service fees to a cable operator in Argentina who at the time, was not experiencing economic difficulties. Shortly after the sale, the country of Argentina encountered economic difficulties that adversely affected our Argentine customer's financial position. Our Argentine customer made a substantial $400 payment on the equipment purchased but was having difficulties satisfying the remaining unpaid portion of their invoice. During the second quarter of 2002, after further negotiations with our Argentine customer, the Company believed that the best course of action to salvage value from the remaining $342 unpaid balance was to agree to a partial cash payment and other consideration of $55, take back a portion of the keyboards previously sold worth $150, and write off the remaining unsatisfied portion of their invoice of $137. The keyboards taken back from our customer can be resold to other cable operators in Spanish speaking countries. It is not a normal policy or practice of the Company to take back inventory previously sold; it was done only due to the extenuating circumstances. Our Argentine customer has made the partial cash payments as stipulated in the agreement and is now paying their monthly service fees on a regular basis.

5.    Inventories.

        Inventories are summarized as follows:

	September 30, 2002	December 31, 2001
Raw Material	$3,157	$4,813
Work in Progress	4	19
Finished Goods	1,052	1,013
Inventory held by customers and vendors	673	1,131

	4,886	6,976
Reserve for obsolescence	(382)	0

Inventory—Net	$4,504	$6,976

        During the nine month period ended September 30, 2002, as a response to the slow economy, turmoil in the cable industry and the Company's slower than expected deployment of WorldGate's interactive television products and services, the Company reevaluated its inventory and determined that it was in excess of foreseeable needs and should be resold. The carrying values of the inventory that were identified to be used in operations were written down to market value, which was lower than carrying value. The carrying values of the identified excess inventory that will be sold were written down to the anticipated recovery rate or salvage value. Total charges to reduce the carrying amount of inventory determined to be in excess of foreseeable needs was approximately $1,601, of which $1,219 was to reflect the lower of cost or market and $382 was reserved for excess inventory quantities. This non-cash charge is included in the "cost of equipment product revenues" line item on the consolidated statements of operations. During the third quarter of 2002, the Company recorded equipment product revenues of $414 for the sale of excess inventory.

6.    Related Party Transactions.

        In 1997, the Company entered into an agreement with a cable operator who is an investor. Revenues recognized from this investor were approximately $119 and ($91) respectively, for the three months ended September 30, 2002 and September 30, 2001 and approximately $299 and $157, respectively, for the nine months ended September 30, 2002 and September 30, 2001. Accounts receivable from this investor amounted to approximately $119 at September 30, 2002 and $73 at December 31, 2001.

        In 1997 and 1998, the Company entered into agreements with five stockholders to provide the Company with engineering and development and facility support. As a result of these agreements, the Company has expensed approximately $355 and $348, respectively, for the three months ended September 30, 2002 and September 30, 2001 and approximately $1,508 and $1,209, respectively, for the nine months ended September 30, 2002 and September 30, 2001. Accounts payable to these stockholders amounted to $1,083 and $733 at September 30, 2002 and December 31, 2001, respectively. Four of these stockholders are suppliers of technology and components for the Company's products and services. These agreements provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company's engineering efforts. These agreements do not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company. The fifth stockholder provides facility and facility support.

        In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. Included in Deposit with related party and other assets in the Consolidated Balance Sheet at September 30, 2002 is $864 related to this lease.

7.    TVGateway Joint Venture and related Cable Operator Agreements

        WorldGate has a management agreement with TVGateway to provide engineering, operations and administrative support services. This management agreement was effective as of July 24, 2000, with an expiration date of December 31, 2001, unless otherwise extended or terminated. The management agreement expressly provided for an automatic extension up to two additional one-year periods unless TVGateway provided notice to WorldGate at least 90 days prior to the expiration of the then current term. Such notice was not provided to WorldGate and accordingly the management agreement has been extended pursuant to the automatic extension clause until December 31, 2003, and remains in effect as of the writing of this response.

        The management agreement, however, also contained a provision providing for WorldGate and TVGateway to cooperate to transition to TVGateway some or all of the support services being provided by WorldGate and/or the employees providing these services. In addition, this provision also required WorldGate to remain available to provide support services until July 24, 2005. WorldGate and TVGateway have agreed to commence the transition of services pursuant to this provision. In addition, the parties have agreed that the management agreement shall be of no further force and effect with respect to the services that are transferred as of the completion of the specific transfers. Accordingly, WorldGate would also be relieved of any continuing obligation to provide such transitioned services. Although both parties are obligated to cooperate to implement the transition, the exact details of the services to be transitioned as well as the timing of the transition are still being finalized.

        Any transition of services removes both the obligation of WorldGate to provide the service as well as TVGateway's obligation to pay WorldGate for rendering the service. Rather the expense of providing the service is directly absorbed by TVGateway. Thus, although WorldGate's revenue attributable to the transitioned service is reduced, so is the corresponding expense of providing the service. As such, WorldGate will be negatively impacted in that it will no longer receive profit providing these services and potentially there will be some overhead which cannot be reduced or otherwise allocated and which was previously passed on to TVGateway.

        Charges for such services, which are included in service fee revenue, totaled $3,438 and $2,968, respectively, for the three months ended September 30, 2002 and September 30, 2001. For the nine months ended September 30, 2002 and September 30, 2001, respectively, charges for such services were $9,464 and $7,346. In addition, product sales to TVGateway for the three months ended September 30, 2002 and September 30, 2001 were $86 and $71, respectively, and $182 and $503, respectively, for the nine months ended September 30, 2002 and September 30, 2001. Accounts Receivable from TVGateway amounted to $633 at September 30, 2002 and $559 at December 31, 2001. WorldGate is accounting for its 22% investment in the joint venture under the equity method.

        The Company's share of TVGateway losses to date have exceeded our investment, and given that the Company is not contemplating any additional investment in TVGateway, nor is there any requirement for WorldGate to invest further in TVGateway, we do not foresee any additional losses to the Company as a result of growing TVGateway losses. TVGateway continues to develop the guide products and it is envisioned that the partner MSO's will deploy the product though it is unclear as to when this might happen and the level of deployment the MSO's will commit to TVGateway. It should also be understood that the cable operators continue to use competitive guide products and there is no certainty that they will convert some of these competitive products to TVGateway. TVGateway is fully dependent on funding from its MSO owners and to the extent one or more of the partners decides not to provide additional funding this could impact on the viability of TVGateway.

        Concurrent with the consummation of multi-year agreements with four cable operators, the Company entered into a supply agreement with the cable operators whereby the Company agreed to supply these cable operators, on a pro rata basis, products that pertain to the development and deployment of the WorldGate service. At September 30, 2002, the Company had a remaining liability of $4,142 for the anticipated cost of satisfying this obligation.

        During the second quarter of 2002, Adelphia Communications, Inc., one of the cable operator joint venture partners, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As such, this may affect its ability to participate in future additional capital contributions to the joint venture. The joint venture partners are not obligated to continue funding TVGateway.

8.    Net Loss per Share

        Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options and warrants. The number of potential common shares which would have been assumed to be converted in the periods ended September 30, 2002 and 2001 and have a dilutive effect if the Company had income from continuing operations is 0 and 12,120, respectively.

9.    Recent Developments.

        The Company filed a registration statement with the Securities and Exchange Commission on September

        16, 2002 relating to a proposed distribution to its shareholders of subscription rights to purchase additional shares of common stock and warrants of the Company. It is anticipated that each right will entitle the holder to purchase one share of the Company's common stock and a warrant to purchase one share of common stock at a subscription price to be determined. The Company anticipates that the rights offering will begin promptly following the effectiveness of the registration statement filed with the Securities and Exchange Commission. The Company intends to use the proceeds of the rights offering for general corporate purposes. The Company does not know when the registration statement will be declared effective and there is no guarantee as to the level of the participation or the amount of the proceeds, if any, to be received in connection with the rights offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollar Amounts are in Thousands, Except Share and per Share Amounts)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS.

        We may from time to time make written or oral forward-looking statements, including those contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "estimate," "project," "believe," "intend," "expect," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate. The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) continued losses, (3) difficulty or inability to raise additional financing, if needed, on terms acceptable to us, (4) loss of TVGateway or any one of our other largest customers, (5) industry competition factors and other uncertainty that a market for our interactive TV products will develop, (6) challenges associated with cable operators (including, uncertainty that they will offer our interactive TV products, inability to predict the manner in which they will market and price our interactive TV products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our interactive TV products), (7) challenges with advertisers and television programmers (including uncertainties that they will support our Channel HyperLinkingSM technology), (8) departure of one or more key persons and (9) delisting of our common stock from the Nasdaq National Market, (10) changes in regulatory requirements and (11) other risks identified in our filings with the Securities and Exchange Commission. We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.

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

Three and Nine Months Ended September 30, 2002 and September 30, 2001

        Revenues.    Revenues increased from $3,795 for the three months ended September 30, 2001 to $4,296 for the three months ended September 30, 2002. Revenues decreased from $12,652 for the nine months ended September 30, 2001 to $11,389 for the nine months ended September 30, 2002. WorldGate derives revenue by providing technology and services to its customers for their delivery of interactive television, or ITV, products. Our technology consists of the hardware, software and know-how for delivering over traditional television distribution platforms, such as those provided by cable television operators, the data, information and applications that comprise these ITV products, as well as the data, information and applications to be delivered through the use of our hardware and software. The Company has three primary revenue components (i) the purchase price received from the cable operator for the required hardware to deliver the data, information and applications, (ii) service fees from the cable operator for the (a) end-users' access to the delivered data, information and applications, and (b) for the services provided by the Company to support the cable operator with configuring, installing and maintaining the required equipment and configuring and delivering the data, information and applications, and (iii) advertising and transaction revenue received from advertisers and e-commerce merchants for advertising and transaction opportunities placed in the data, information and applications delivered to the end-user.

        At September 30, 2001 we had deployed our technology in 59 cable systems with approximately 412,000 Revenue Generating Units. As of September 30, 2002 we had deployed our technology in 66 cable systems, representing approximately 600,224 Revenue Generating Units. As cable operators began to purchase and install the required equipment for their ITV products, the equipment revenue component has, until recently, been the primary component or our revenues. During recent quarters, however, our sales of equipment, and therefore this component of our revenues, has been reduced as the result of a delay in the introduction of interactive television products as well as a reduced capital expenditure posture within the cable television industry, and is currently running at a rate considerably lower than we anticipated. The latter two revenue components, which are largely dependent upon the delivery of the data, information and applications made possible through the use of the installed equipment, would be expected to grow as the equipment is installed and more end-users are added. These latter two components of our revenues have increased in both magnitude and significance, however, the significance of the service component of our revenues has been made even more apparent by the reduction in significance of the equipment revenue component as described above. Furthermore, the service component of our revenues has grown faster than we expected as a result of the services provided to TVGateway LLC as discussed below, and to the extent these services are transitioned to TVGateway we would expect the services component of our revenues to be reduced by the value of the transitioned services. Although there can be no certainty as to if and when a resumption in capital spending might take place or whether such resumption will result in increased deployment of ITV products, we do expect the resumption of a more traditional balance in the significance of the hardware and service components of our revenues.

        As of September 30, 2002, substantially all revenues for the Company are attributable to service fees for providing engineering, operations and administrative consulting support to TVGateway, LLC, an unconsolidated entity, and to the commercial deployments of WorldGate's interactive television products and services and cable subscribers subscribing to these services. A substantial portion of the revenue increase for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001, is attributable to increased fees for the support services provided to TVGateway. A substantial portion of the revenue decrease for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, is attributable to reduced equipment sales during a period when the company believes the industry was focused on consolidation and other non-ITV issues. For the three and nine months ended September 30, 2002, we derived revenues of $3,764 and $10,645, respectively, or 88% and 93% of total revenues, respectively, from service fee revenues consisting of consulting fees, subscriber fees and advertising fees. For the three and nine months ended September 30, 2002, we derived revenues of $532 and $744, respectively, or 12% and 7% of total revenues, respectively, from the delivery of headends, keyboards, and related equipment products. Included in both the three and nine months ended September 30, 2002 equipment product revenues are sales of excess inventory in the amount of $414. For the three and nine months ended September 30, 2001, we derived revenues of $3,303 and $8,260, respectively, or 87% and 65% of total revenues, respectively, from service fee revenues and $492 and $4,392, respectively, or 13% and 35% of total revenues, respectively, from the delivery of headends, keyboards, and related equipment products.

        The business conducted by the Company outside the United States includes Spain, Canada, Latin America and Mexico. The majority of this international business is in Mexico and as a result we do not believe the potential financial instability of any of these markets would have a significant impact on our business.

  Costs and Expenses

        Cost of Revenues.    Cost of revenues consists primarily of equipment product costs related to initial trials and commercial deployments and service fee revenue costs, related primarily to the provision of engineering and administrative services. Costs of equipment product revenues for the three and nine months ended September 30, 2002 were $685 and $4,354, respectively, or approximately 129% and 585% of equipment product revenues, respectively, compared to the product costs of revenues of $1,501 and $8,715, respectively, or approximately 305% and 198% of equipment product revenues, respectively, for the three and nine months ended September 30, 2001. The decrease in the cost of equipment product revenues as a percent of total equipment product revenues for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001, was primarily the result of product mix and the cost of products associated with the $866 reduction to the Company's contractual obligations related to equity financing in the three months ended September 30, 2001. In addition, the Company recorded $281 more in inventory provisions in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The increase in the cost of equipment product revenues as a percent of total equipment product revenues for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, was primarily the result of differences in product mix, a reduced level of equipment revenues, and the magnitude, in relation to sales, of the inventory provisions recorded against the carrying amount of certain inventory products to adjust them to their net realizable value. For the three and nine months ended September 31, 2002, inventory adjustments were $170 and $1,601, respectively. For the three and nine months ended September 30, 2001, inventory adjustments were $451 and $1,307, respectively. Service fee costs of revenues for the three and nine months ended September 30, 2002, were $3,291 and $9,120, respectively, or approximately 87% and 86% of service fee revenues. Service fee costs of revenues were $2,686 and $6,657, respectively, or approximately 81% and 81% of service fee revenues for the three and nine months ended September 30, 2001. The increase in service fee cost of revenues of $605 and $2,463, respectively, for the three and nine months ended September 30, 2002 when compared to the same periods in 2001 is primarily attributable to increased consulting fees with TVGateway and the additional support costs relating to a larger subscriber base.

        Engineering and Development.    Engineering and development expenses primarily consist of the cost of design, programming, testing, documentation and support of the Company's hardware, software and services. Engineering and development costs were $1,920 for the three months ended September 30, 2002, a decrease of approximately 39% when compared to $3,144 for the three months ended

September 30, 2001. For the nine months ended September 30, 2002, engineering and development costs were $6,711, a decrease of approximately 37% when compared to $10,725 for the nine months ended September 30, 2001. This decrease in expenses is primarily attributable to declines in staffing over the last two years which result in a significant payroll cost reduction, a significant portion of which is the result of termination of all of the personnel of the former DVA. While we have reduced staff we have reviewed and refined and streamlined our internal operating procedures and controls so that we are able to accomplish the tasks with less staff but with no sacrifice in control or support for our operations or our customers. Employee compensation costs declined for the three and nine months ended September 30, 2002 by $1,880 and $4,209, respectively, or 53% and 34%, respectively, when compared to the same periods in 2001.

        Sales and Marketing.    Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments. For the three and nine months ended September 30, 2002 sales and marketing expenses were $561 and $2,069, respectively. This represents a decrease of approximately 62% and 65%, respectively, when compared to sales and marketing expenses of $1,481 and $5,869, respectively, for the three and nine months ended September 30, 2001. This decrease in expenses is primarily attributable to declines in staffing over the last two years, significant expense reductions beginning in 2001, and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately. While we have reduced staff we have reviewed and refined and streamlined our internal operating procedures and controls so that we are able to accomplish the tasks with less staff but with no sacrifice in control or support for our operations or our customers. These actions resulted in employee compensation costs declining in the three and nine months ended September 30, 2002 by $584 and $2,067, respectively, or 52% and 56%, respectively, when compared to the same periods in 2001. Advertising and marketing expenses also declined for the three and nine months ended September 30, 2002 by $304 and $1,273, respectively, or 76% and 65%, respectively, when compared to the same periods in 2001.

        General and Administrative.    General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $680 and $2,038, respectively, for the three and nine months ended September 30, 2002, a decrease of approximately 68% and 67%, when compared to expenses of $2,156 and $6,132, for the same periods in 2001. This decrease in expenses is primarily attributable to declines in staffing over the last two years, significant expense reductions beginning in 2001, and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately. While we have reduced staff we have reviewed and refined and streamlined our internal operating procedures and controls so that we are able to accomplish the tasks with less staff but with no sacrifice in control or support for our operations or our customers. These actions resulted in employee compensation costs declining in the three and nine months ended September 30, 2002 by $509 and $1,422, respectively, or 40% and 39%, when compared to the same periods in 2001. Travel and facility expenses also declined for the three and nine months ended September 30, 2002 by $95 and $2,445, respectively, or 15% and 56%, when compared to the same periods in 2001.

        The Company recently announced multiple actions that it believes will further reduce operating expenses and increase operating efficiencies. These actions include a reduction in work force as well as the implementation of an agreement with TVGateway, LLC to transfer to TVGateway certain WorldGate employees and functions that WorldGate is currently providing for TVGateway. This transfer will permit TVGateway to directly absorb the costs and expenses for the transferred employees and functions and will allow WorldGate employees to more directly focus upon the priorities of WorldGate's products and services. When and as implemented, WorldGate will be negatively impacted in that it will no longer receive a profit from providing these services and potentially there will be some overhead which cannot be reduced or otherwise allocated and which was previously passed on to TVGateway. The details as to the timing and magnitude of the transfer are still being finalized by the Company and TVGateway, and we are therefore not able to accurately quantify the effects of the transfer at this time. The impact on WorldGate's revenue will, however, be determined by the speed and magnitude of the completed transfer. Given that this service revenue has been a significant component of WorldGate's aggregate revenues, an accelerated and/or significant transfer could materially reduce our revenue. Through the associated reduction in the expenses for providing these services, the improvement in operating efficiencies which should be achieved by a focus on our core products, and other actions being taken by the Company, such as the recent reduction in force, the Company believes it will be able to minimize the impact of this transfer on the Company cash utilization and earnings.

        The Company expects that general and administrative expense may increase in future quarters as it responds to changes in reporting requirements as a public company and makes efforts to maintain its listing on the Nasdaq National Market.

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

        Interest and Other Income and Interest Expense.    Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income decreased from $171 for the three months ended September 30, 2001 to $35 for the three months ended September 30, 2002, and decreased from $924 for the nine months ended September 30, 2001 to $140 for the nine months ended September 30, 2002, primarily due to declining average cash balances and to declining interest rates. During the three and nine months ended September 30, 2001, the Company earned interest on average cash balances of approximately $21,753 and $31,101, respectively, and incurred interest expense related to its $1,100 equipment financing facility. In comparison, during the three and nine months ended September 30, 2002 the Company earned interest on average cash balances of approximately $6,696 and $9,554, respectively, and incurred interest expense related to its insurance financing.

        Income Taxes.    The Company has incurred net operating losses since inception and accordingly had no income taxes and has not recorded any income tax benefit for those losses.

  Liquidity and Capital Resources.

        As of September 30, 2002, our primary source of liquidity consisted of cash and cash equivalents and short-term investments that are highly liquid, are of high quality investment grade and have maturities of less than one year.

        At September 30, 2002, we had cash and cash equivalents of $1,472 (in addition to $4,463 in short-term investments) as compared to cash and equivalents of $3,356 (in addition to $11,257 in short-term investments) at December 31, 2001. Net cash used in operations was $8,827 for the nine months ended September 30, 2002, as compared to $19,467 used for the same period in 2001. The decrease in net cash used for operations was primarily attributable to the Company's decrease in expenditures beginning in 2001 and during the nine months ended September 30, 2002, including its reduction in workforce programs. Accounts receivable and inventory reductions were partially offset by other changes in working capital during the quarter. The Company increased its Allowance for Doubtful Accounts by $402 during the nine months ended September 30, 2002 to reflect its current assessment of the collectability of certain receivables, primarily Latin and South America. The Company has instituted tighter credit procedures to minimize its collection exposure with particular emphasis on international customers.

        Cash provided by investing activities during the nine months ended September 30, 2002, totaled $6,732 compared to $12,385 provided during the same period in 2001. During the nine months ended September 30, 2002, we utilized the net proceeds from our maturing short-term investments of $6,794 compared to $15,728 for the nine months ended September 30, 2001. Capital expenditures were $62 and $1,144 for the nine months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2001, we invested $1,000 in TVGateway, an unconsolidated entity.

        Net cash provided by financing activities was $211 for the nine months ended September 30, 2002 compared to cash used of $4,261 for the nine months ended September 30, 2001. The increase in net cash provided by financing activities was primarily due to the settlement in 2001 of acquisition consideration due to the shareholders of DVA, the company we acquired in April 2000.

  Operations and Liquidity

        To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999. As of September 30, 2002 the Company had cash, cash equivalents, and short-term investments of $5,935. The operating cash usage for the nine months ended September 30, 2002 was $8,827. In October 2002, the Company announced multiple actions which it believes will further reduce operating expenses and increase operating efficiencies. These actions include a reduction in work force as well as the implementation of an agreement with TVGateway to transfer to TVGateway certain WorldGate employees and functions that WorldGate is currently providing for TVGateway. The details of the transfer are still being finalized by the Company and TVGateway. When and as implemented, the planned transition of services removes both the obligation of WorldGate to provide the service as well as TVGateway's obligation to pay WorldGate for rendering the service. The expense of providing the service will be directly absorbed by TVGateway. Thus, although WorldGate's revenue attributable to the transitioned service is reduced, so is the corresponding expense of providing the service. As such, WorldGate will be negatively impacted in that it will no longer receive a profit from providing these services and potentially there will be some overhead which cannot be reduced or otherwise allocated and which was previously passed on to TVGateway. Based on the Company's current operating budget and cash flow projections for 2002 and 2003 we believe that we have sufficient cash and short-term investments to fund our operations for three to four quarters. As a strategy employed by the Company to obtain additional funding to continue operations beyond this period, the Company filed a registration statement with the SEC for a stock rights offering as described in more detail in Note 9 of the Notes to the Condensed Financial Statements.

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

        The Company received a letter dated October 8, 2002, from the Nasdaq, which notified it that the bid price for its common stock had been below $1.00 per share for a period of thirty consecutive days. The Company has received approval from its Board to request shareholder approval for a reverse stock split to bring us into compliance with Nasdaq's minimum bid requirements and it plans to call a special meeting of shareholders in the near future to accomplish this. However, there can be no assurance that the reverse stock split will result in the Company complying with the $1.00 minimum bid requirement for continued listing. WorldGate cannot offer any assurance that other Nasdaq requirements for continued listing will be satisfied. If the Company's common stock is delisted, this may have a negative impact on the liquidity and price of its common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, its common stock. Furthermore, if the Company's common stock is not listed on the Nasdaq National Market, it will not be eligible for certain exemptions from the various state securities or "blue sky" laws, which would make it more difficult for the Company to raise capital through issuances of securities.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Interest Rate Risk. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

        As of September 30, 2002, the Company's cash and cash equivalents and short-term investments were $5,935, most of which were debt securities having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the nine months ended September 30, 2002 would have decreased by approximately $77. This estimate assumes that the decrease occurred on the first day of 2002 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

ITEM 4.    CONTROLS AND PROCEDURES.

        The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective, based on their evaluation of these controls and procedures within 90 days of the date of this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

(Dollars Amounts are in Thousands, Except per Share Amounts)

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        The Company's Chief Executive Officer and Chief Financial Officer have submitted unqualified certifications, which accompany this Report on Form 10-Q, pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

WORLDGATE COMMUNICATIONS, INC.
Date: 11/14/02	/s/ HAL M. KRISBERGH Hal M. Krisbergh Chairman and Chief Executive Officer
Date: 11/14/02	/s/ JOEL BOYARSKI Joel Boyarski Vice President and Chief Financial Officer

CERTIFICATION

I, Hal M. Krisbergh, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of WorldGate Communications, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this quarterly report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to use by others within those entities, particularly during the period in which this quarterly report is being prepared.

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: 11/14/02	/s/ HAL M. KRISBERGH Hal M. Krisbergh Chief Executive Officer

CERTIFICATION

I, Joel Boyarski, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of WorldGate Communications, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this quarterly report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to use by others within those entities, particularly during the period in which this quarterly report is being prepared.

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: 11/14/02	/s/ JOEL BOYARSKI Joel Boyarski Chief Financial Officer

QuickLinks

WORLDGATE COMMUNICATIONS, INC. QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA WORLDWIDE COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in Thousands)
WORLDGATE COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in Thousands, Except per Share and Share Amounts)
WORLDGATE COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in Thousands)
WORLDGATE COMMUNICATIONS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (Dollar Amounts are in Thousands, Except for Share and per Share Amounts) (Unaudited)
FORWARD-LOOKING AND CAUTIONARY STATEMENTS.
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATION
CERTIFICATION