Form 10-K
period 2002-12-31
WORLDGATE COMMUNICATIONS INC
filed 2003-03-31
CIK 1030058

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number: 000-25755

WorldGate Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2866697 (I.R.S. Employer Identification No.)
3190 Tremont Avenue Trevose, Pennsylvania (Address of principal executive offices)	19053 (Zip Code)

(215) 354-5100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [☒]        No [☐]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [☐]        No [☒]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [☐]        No [☒]

        The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $32.5 million as of June 30, 2002, based on the closing sale price per share of common stock, as quoted on the NASDAQ Small Cap Market.

        The number of shares of the registrant's common stock outstanding as of March 17, 2003 was 23,578,694.

DOCUMENTS INCORPORATED BY REFERENCE

        [None]

WORLDGATE COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2002

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

PART I

Item 1: Business

        WorldGate Communications, Inc., or WorldGate or the Company, was incorporated in Delaware in 1996 to succeed to the business of our predecessor, WorldGate Communications, L.L.C., which commenced operations in March 1995. In April 1999, we completed our initial public offering of 5,750,000 shares of our common stock. Since January 9, 2003 our common stock has been listed on the NASDAQ Small Cap Market. Previously our common stock was traded on the NASDAQ National Market. Our common stock is traded under the symbol "WGAT". Our executive offices are located at 3190 Tremont Avenue, Suite 100, Trevose, Pennsylvania 19053.

Overview

        We are a leader in providing interactive television entertainment applications, products and services to the cable television industry. Interactive television, or ITV, is a sector of the cable television industry that focuses on deploying services and applications to allow television viewers to interact with programs, advertisements and other content on their television sets. We offer our cable operator customers a wide array of ITV applications and related services and products, including the following:

  •
  WorldGate ITV Service—A host of enhanced television applications including broadcast services, news, sports, stock quotes, shopping, e-mail, chat and Internet access. In addition, the service can be packaged with games, promotions, and customer applications such as electronic bill presentment and payment. The WorldGateSM ITV Service operates on existing cable set-top boxes, and on more advanced, next-generation set-top boxes. It works as an application on the Company's CableWareSM middleware, and on PowerTV (as offered by Scientific Atlanta, Inc.) middleware, and is integrated with the TVGateway and TV Guide Interactive Program Guides.

  •
  Channel HyperLinkingSM—An ITV application that allows cable subscribers to link instantly between television programming/advertising and related interactive content or Internet websites to link instantly from television programming and advertising to related internet or other content. This powerful feature supplements the WorldGate ITV Service and the TVGateway Service and has a variety of revenue producing uses for cable operators, broadcasters and advertisers and provides a valuable tool for viewers, who can flip back and forth almost instantly between watching television and enjoying the benefits of interactive TV.

  •
  Support services—WorldGate assists in the installation, launch and maintenance of an interactive cable system. In addition, the Company provides content packaging, monitoring and reporting to help the cable operator manage a profitable and reliable interactive service.

  •
  CableWareSM—A middleware product that allows multiple ITV applications to run simultaneously on a digital cable set-top box ("STB"). CableWare is based upon our patented "Ultra-Thin ClientSM" technology, which uses existing cable television architecture to deploy a centralized interactive system. "Ultra-Thin Client" enables us to install, maintain and upgrade our hardware at the cable operator's plant, also called a headend. Because most of our technology is located at the headend, cable subscribers need only use the currently deployed generation of low cost set-top boxes with limited memory and processing resources to offer ITV applications. This significantly reduces the cost of deploying ITV applications. In addition, our Ultra-Thin Client architecture permits upgrades to be made either at the headend or through software downloads to the set-top boxes. This minimizes the need to repair or upgrade these set-top boxes at a subscriber's house.

        We believe that we are uniquely positioned in that we can offer cable operators a wide variety of ITV solutions tailored to their needs. Our business strategy, as more fully described below, is designed to take advantage of our unique position. ITV has several components. First, cable operators must create the infrastructure to deploy ITV applications. We design, assemble, install and maintain the equipment and computer software, or systems, necessary to provide these ITV applications. Second, cable operators must have the flexibility to concurrently provide multiple ITV applications, including applications such as interactive program guides, or IPGs, Internet over television services, video on demand, or VOD, and enhanced television, or eTV, products. We provide a platform, called middleware, which works in combination with the set-top boxes currently used by cable operators for television programming to provide these ITV applications. Our middleware is designed as an "open standards" platform, which means it will work with a wide variety of applications, including many of the third party applications that are in existence today. Our middleware has already been integrated with the leading IPG and VOD applications. Third, in addition to our systems and middleware products, we license a variety of our own ITV applications to our cable operator customers. Finally, our cable operator customers must ensure that the various systems, middleware and applications that they are using are compatible and have the required interoperability such that they do not adversely impact each other. We provide development, testing, certification, training and other support services to help our customers to deploy and maintain their various systems, middleware and applications. This comprehensive approach to providing ITV solutions to our customers distinguishes us from many of our competitors, particularly those that merely license technology without providing the full array of support services that we provide.

        In addition to any sales revenue and service and licensing fees we receive for the use of our technologies, once our cable operator customers have the necessary systems, middleware and applications installed and deployed, we may receive revenue from advertising and television commerce, or t-commerce. For example, our interactive television service, the WorldGateSM ITV Service, contains advertisements for which we receive revenues. Our products and services also provide cable subscribers with opportunities to execute transactions via their television sets, for which we also receive revenues. We partner with, and share these revenues with, our content providers and cable operator customers, which ensures that our subscribers have a wide variety of viewer-friendly content when using our service. In addition, we may provide aggregation and packaging services to our cable operator customers for the interactive information and other content that may be offered through their ITV applications. This content may include news, sports, weather, business and entertainment data feeds as well as other types of content. Finally, we provide a full range of aggregating and reporting functions to help our cable operator customers and content providers manage their interactive offerings.

Deployments

        As of December 31, 2002, our products and services were deployed to approximately 576,000 revenue generating units, or RGUs. RGUs represent unique revenue generating opportunities for us, possibly from the same subscriber. For example a subscriber who utilizes both our WorldGate ITV Service and the TVGateway Service would represent two RGUs, reflecting the two revenue streams that WorldGate receives from the cable operator for that subscriber.

Material Developments for WorldGate in 2002

        The following is a summary of material developments for us that have occurred since December 31, 2001:

  •
  Introduction of New Products. In 2002, WorldGate integrated its thin-client ITV service with TV Guide's Interactive Program Guide ("IPG"), creating an important integration of the leading IPG with WorldGate's market leading real-time, two-way interactive service. All of WorldGate's interactive applications can be enabled for distribution wherever TV Guide's IPG is deployed, creating a significantly larger target market for WorldGate. WorldGate also introduced our GO!TV line of broadcast application and content including:

        Go!TV Info—provides news, sports, weather, horoscopes, soap opera synopses, and other entertainment information in a TV-formatted and user friendly presentation. This walled-garden content is update each 1/2 hour every day through WorldGate's automated network operations center.

        Go!TV Links—provides viewers with program or series descriptions, episode synopses, cast lists and bios, current air-time and end-time, viewership ratings, broadcast schedules, and photos, as well as access to program and network-related Web links and TV trivia questions.

        Go!TV Games—features a suite of interactive games including card, casino, kids, strategy and trivia games, and gives the cable subscriber the opportunity to compete against other subscribers in their home town, or from locations around the world. A real-time leaderboard enables consumers to see their ranking with other family members or against others from around the world.

        Go!TV Promotional Portal—enables the cable operator to provide a 24/7 promotion of all of the cable services offered in that market. The Go!TV Promotional Portal sends a broadcast stream of promotional videos to the channel of the operator's choosing. Consumers' set-top boxes are force-tuned to this channel when they power-on the set-top box. In addition to cable service promotions, the consumer can navigate an interactive on-screen menu of services, including any of WorldGate's interactive services, such as Go!TV Games and Go!TV Chat.

  •
  Issuance of New Patents. In 2002, the U.S. Patent and Trademark Office issued two additional patents to WorldGate.

  •
  Additional Deployments. Additional agreements to deploy were finalized in 2002, including those with Liberty Cablevision of Puerto Rico, Sigecom and multiple locations in Latin America. In addition we announced expansions of our deployments with Comcast, Massillon Cable TV and Astound Broadband.

  •
  TVGateway Transition. During 2002 we commenced the transition to TVGateway of various services we were providing to TVGateway under a management agreement with TVGateway. As a result both the cost of providing these services as well as the associated revenues for the services have been reduced. The agreed transition was substantially completed during the first quarter of 2003. See Note 13 of Notes to the Consolidated Financial Statements.

Continued Decline in Liquidity and Need for Financing.

        The Company has continued to fund operating losses from its available cash. Based on our current operating budget and cash flow projection for 2003, we believe that we will only have enough cash to continue operating into the summer of 2003 unless additional financing is obtained prior to such time.

Support Services

        In addition to the various products we offer our customers, the following is a description of the full suite of services and support we also provide as an important complement to our products:

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

  •
  Network Operations Center (NOC). Our Network Operations Center, or NOC, monitors and troubleshoots our ITV products at the cable systems where our products are deployed. Our NOC contains network monitoring and system management applications that proactively monitor all installed and deployed systems. The NOC staff of network, systems, and software engineers supports our cable operator customers in troubleshooting issues escalated through the CSR center, upgrading software remotely, and performing routine maintenance to ensure optimal system performance. We collect this data using several different processes, all of which are based on industry standards, with procedures in place to ensure the privacy of cable subscribers utilizing our service. Our servers incorporate the latest redundancy techniques, including dual power supplies and hot swappable subsystems (that is, live subsystems that can immediately replace problem subsystems if required). We have tools that monitor our internal servers, our vendor feeds, our local servers at the cable head-end, and our backup systems. With our NOC capabilities, most issues can be identified and resolved before service is interrupted. When the NOC monitoring system detects a problem, it automatically activates alarms, e-mails, and personal pagers as appropriate.

  •
  Field Operations and Deployment. Our staff of experienced project managers, field engineers, and technicians allows us to launch our products and support our customers on an ongoing basis. Our project managers develop the framework for all project communications, contractual obligations and deliverables. They identify critical needs, define responsibilities, establish controls, and manage schedules. Project managers also keep customers informed with reports including Project Planning, Status, Change Management, and Problem Resolution. The maintenance and installation engineers are responsible for installing systems. Before installation, our engineers ensure that the site meets our equipment requirements. The engineers document complex channel mapping issues, environmental and radio frequency connectivity requirements and they present their report to our cable operator customers and our personnel. The system configuration is fully recorded, maintained, and verified prior to delivery and installation. The project manager can then coordinate the installation and test procedures to ensure the system works as designed.

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

        Revenue Derived from E-commerce Merchants.    We have negotiated agreements with companies in the business of selling products and services online and via ITV through which these companies pay for the opportunity to promote their business through portals by sharing a portion of the revenues they are paid or by paying a fixed fee per transaction. Although such revenues are currently not significant we intend to make access to online shopping opportunities both simple and convenient for our subscribers so that we can participate in the rapid growth forecasted for e-commerce on television. No meaningful revenue has been derived from e-commerce since our inception.

        Revenue Derived from Advertisers.    We have space on our various menu pages that is available for banner advertising and other promotions. When subscribers click on these banners, they can be linked quickly to another Web page that gives more detailed information about the subject of the banner ad. Advertisers typically pay fees based on the number of times that their ad is displayed on a page viewed by a subscriber, so as the number of WorldGate subscribers grows, we expect our advertising revenues to grow. We believe we provide advertisers with a particularly attractive opportunity since information derived from the cooperating cable system will permit us to know the general geographic area in which each of our subscribers lives, and in many cases the zip codes and perhaps more extensive demographic information regarding our subscribers if they consent to share that information with us. In order to protect the confidentiality of this information we have designed our system to maintain encrypted subscriber information on separate computers that are independent of the servers for the WorldGate ITV Service. We expect to share the revenues derived from Internet advertising with cable operators. No meaningful revenue has been derived from advertising since our inception.

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

        Our Channel HyperLinking technology business model is based on a revenue split with our cable operator customers and the television networks. We expect revenues to come from advertisers seeking to engage the WorldGate ITV Service subscribers in some form of interactivity while using our Channel HyperLinking technology. This business model assumes that interactions will be on a pay-for-performance basis such that advertisers and others will pay us based on the number of "clicks" that occur. No meaningful revenue was derived from this service since our inception.

        Revenue Derived from TVGateway Joint Venture.    We are the provider of headend equipment for the TVGateway joint venture and receive licensing fee revenue for providing certain technology to the venture on behalf of its partners. During 2002 we also provided development, support, sales and management services to the venture pursuant to a Management Agreement between TVGateway and us (the "Management Agreement"). In 2002, approximately 83% of our revenues was attributable to fees from TVGateway for services provided under the Management Agreement. The Management Agreement provides for our company and TVGateway to cooperate to transition to TVGateway some or all of the support services being provided by us and/or the employees providing these services. The Management Agreement also requires that we remain available to provide support services until July 24, 2005. During 2002, our company and TVGateway negotiated an agreement to transition the services to TVGateway. During the first quarter 2003 the agreed transition was substantially completed. Accordingly, future revenue from the TVGateway joint venture is expected to be largely comprised of licensing fees and equipment sales revenue as opposed to consulting revenue.

Business Strategy

        We offer technology in the form of hardware sales and software licensing; provide services and support for our business partners; and earn revenue from interactive advertising and commerce via our technology and services via the television. The principal elements of our business strategy include the following:

        Provide Compelling Value for End-Users.    Unlike other companies who can offer just one of the many pieces that make up interactive television, we enable our subscribers to access an array of ITV applications. Our products and services were designed to operate on the widely available existing cable television systems, as well as future set-top technologies, and were developed to provide consumers with an easy to use, cost-effective product. For example, to access the WorldGate ITV Service, a consumer needs only their existing television, a WorldGate enabled digital or advanced analog cable set-top box and a wireless remote or keyboard, with all but the television typically supplied by the cable operator. In addition, WorldGate's Channel HyperLinking and CableWare technology have been designed to offer consumers easy, fast and interactive access to content that is associated with a television program or advertisement they are viewing.

        Provide Compelling Value for Cable Operators.    We believe that cable operators assess the viability of an investment in a new service by considering the cost of initial investment in equipment, service reliability, overall operating and maintenance expenses and the incremental revenue that can be generated by such service. The WorldGate ITV Service can be offered to cable subscribers through the cable operators' existing two-way infrastructure, or its one-way infrastructure with certain of our products. Furthermore, the WorldGate ITV Service has been designed to be deployed with low capital costs for headend equipment, at less than $5 per WorldGate subscriber. These systems are also designed to be efficiently upgraded as the cable operator's infrastructure is improved through the deployment of new generation cable boxes or the deployment of cable modem ready plant, i.e. a cable plant that has been upgraded to improve the original transmission quality to permit the use of cable modems, and easily expanded as the number of subscribers grows. There is, however, no need for any costly upgrades to make the plant cable modem ready as a requirement for the WorldGate ITV Service. Accordingly, the WorldGate ITV Service can provide cable operators with the low investment opportunity for immediate incremental revenue streams from subscriber fees and sharing of advertising and online transaction fees.

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

  Applications

        ITV applications include email, chat, online games, web browsing, electronic program guides, or EPGs, and broadcast data and information services. Various companies are attempting to provide these ITV applications to cable television consumers through a set-top box appliance connected to a television. In some instances this appliance may be a dedicated unit or a cable converter box. The use of a dedicated unit adds incremental costs that are not present when the service is offered directly over a cable box. Generally, these solutions are cable-based and do not use the telephone infrastructure, thus mitigating bandwidth constraints. Several companies have developed and/or are testing these applications. We believe that our major competitors in the ITV applications category are Gemstar International Group Ltd., Microsoft, Liberate Technologies and OpenTV Corporation. Each of these companies has developed and is marketing one or more of the ITV applications we have developed and are marketing.

  Middleware

        Several companies are attempting to leverage the use of their platforms to obtain greater distribution for their ITV applications. For example, our competitors, Gemstar, Liberate, Microsoft and OpenTV are developing and have developed middleware products that compete with our CableWare middleware. We believe that middleware vendors are pursuing a business strategy based on the premise that once a cable operator adopts their middleware platform, that cable operator would be more likely to use their ITV applications as well. Therefore, if our competition is more successful than we are in marketing and deploying middleware on a large scale, and their business strategy is validated, we may find it more difficult to deploy our applications on a large scale. In addition, a cable set-top box manufacturer, Scientific-Atlanta, Inc., has developed a middleware product, PowerTV, that competes with our CableWare middleware. Scientific-Atlanta could use its position as a set-top box developer to exclude other middleware developers from deploying on its set-top boxes, limiting our ability to successfully deploy our middleware product to cable operators deploying Scientific-Atlanta boxes.

  Other

        We will also experience competition from providers of other TV applications. Two examples are the providers of video-on-demand, or VOD, and personal video recording, or PVR. VOD allows television viewers to order movies or television programs when they want them and PVR lets viewers pause, rewind, and replay broadcasts of television programming, as well as record programs. While these personalized television services do not compete directly with the WorldGate products, they may compete for "space" within the cable set-top box. WorldGate has attempted to mitigate this form of competition by integrating its software with the software provided by the leading providers of VOD technology, including Concurrent Computer Corporation, nCube, and SeaChange.

Technology

        Our technology can be classified under three major product lines:

  •
  CableWareSM Middleware

  •
  Ultra-Thin ClientSM platform

  •
  Channel HyperLinkingSM

CableWareSM Middleware

        Middleware is an important part of the overall thin-client ITV offering to cable operators. Middleware consists of a software layer that allows easier integration of new applications and content services. Ideal middleware would enable application developers to write highly sophisticated applications for the set-top box that seamlessly communicate and interact with other applications. This middleware can also include a presentation engine that would allow content developers to easily offer simple applications, such as stock tickers, without having the cost and schedule burden of engaging a professional computer programmers. All of this needs to be implemented in a manner efficient enough to run on today's thin-client set-top boxes, but also needs to include the sophisticated facilities necessary to get the most from advanced set-tops. Our Cableware middleware is designed to meet these goals. Cableware includes a sophisticated software interface layer that enables coexistence and communication of multiple set-top applications. With Cableware, developers can create content and applications that execute either at the headend or at the set-top box.

  Ultra-Thin ClientSM Platform

        WorldGate's patented Ultra-Thin Client platform allows substantially all client-related processing to be performed at the cable headend. This platform is comprised of three primary components:

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

  •
  Are configured such that typical full screen refresh times are less than one second.

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

Channel HyperLinkingSM

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

        We have devoted significant attention to our research and development efforts that have already been recognized by the issuance of six patents in the United States containing over 170 claims collectively. In addition, we currently have over 50 applications pending worldwide containing over 1,700 claims collectively. Our intellectual property covers numerous facets of interactive television, enhanced television and interactive advertising applications, including systems and techniques for the transmission, retrieval, display and means of navigating through interactive information. In particular, we have received significant intellectual property coverage for our pioneering work in developing ultra-thin client solutions for the cable industry. Given the breadth and pioneering nature of our efforts, we continue to enhance our position as the worldwide leader in the interactive television marketplace. In addition, we have built upon these achievements and our industry leading ability to manage transmission bandwidth and client resources in the home to develop efficient and effective, standards based middleware solutions that are capable of operating within the low resource current generation set-tops while being migratable to the more powerful set-tops being introduced.

Backlog

        The Company typically delivers ordered equipment to customers within a few days of receiving such orders. We do not generally maintain a material amount of orders in backlog.

Research and Development

        To date, engineering and product development has been a significant focus of WorldGate. Development of the WorldGate ITV Service has required combining technical experience and knowledge from two historically separate industries, the Internet and cable. The principal elements of WorldGate's engineering and development activities during 2002 were enhancing our existing Ultra-Thin ClientSM technology and developing our Go!TV line of applications. Our engineering and development expenditures, excluding engineering and development expenses rendered in connection with our TVGateway management agreement, were approximately $21,734,000, $12,894,000 and $7,705,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Financial Information Relating to Foreign and Domestic Operations and Export Sales

	2000	2001	2002
	(dollars in thousands)
Revenues by geographic area:
United States	$16,496	$12,794	$13,289
Other North America* (including Latin America)	1,897	659	489
South America*	408	2,293	11
Asia*	366	32	3
Europe*	74	1,069	86
Total	$19,241	$16,847	$13,878
Loss from operations (all from United States operations)	$(51,837)	$(31,070)	$(19,466)
Identifiable Assets (all within the United States)	$74,841	$33,792	$14,019

*
These represent export sales. Contracts and orders are denominated in U.S. dollars. Foreign sales are subject to various risks and uncertainties which are described in Risk Factors—Factors Affecting Our Business Condition—Our International Operations Are Subject to Many Uncertainties.

Employees

        As of December 31, 2002, on a consolidated basis, we had approximately 93 full-time employees. All of our employees are located in Trevose, Pennsylvania, except for a salesperson located in New York. None of our employees are represented by a labor union, and we have no collective bargaining agreement. We consider our employee relations to be good.

Item 2. Properties.

        Our corporate headquarters is located in Trevose, Pennsylvania in a leased facility consisting of approximately 72,000 square feet. The lease for this space will expire in June 2009, with an option to extend for an additional 10 years. We are currently subleasing approximately 19,000 square feet of this space to TVGateway, LLC. This sublease expires May 31, 2003, but will be automatically renewed for additional one month periods unless either TVGateway or WorldGate provides notice to the contrary.

Item 3. Legal Proceedings.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        WorldGate held its Annual Meeting of Shareholders on October 5, 2002. At this meeting, the shareholders voted in favor of the following items listed in the Proxy Statement dated October 30, 2002:

  (1)
  Election of Directors:

Nominee	FOR	WITHHELD
Steven C. Davidson	20,540,379	99,351
Martin Jaffe	20,540,129	99,601
Clarence L. Irving, Jr.	20,540,379	99,351
Hal M. Krisbergh	20,414,158	225,572
Jeff Morris	20,540,379	99,351
Lemuel Tarshis	20,540,339	99,391

  (2)
  Ratification of the selection of PricewaterhouseCoopers LLP as our Independent Auditors for the year ending December 31, 2002:

FOR	AGAINST	ABSTAIN
20,538,922	67,046	33,762

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock, $0.01 par value, commenced trading on the NASDAQ National Market under the symbol "WGAT" since our initial public offering in April 15, 1999. The Company applied for and received permission, effective January 9, 2003 to transfer the listing of its common stock to the NASDAQ Small Cap Market. The following table shows the high and low closing sales price as reported by the NASDAQ National Market and the NASDAQ Small Cap Market, as is applicable, for each quarter of 2001 and 2002.

	High	Low
Year Ended December 31, 2001
First Quarter	$10.00	$3.75
Second Quarter	6.70	2.40
Third Quarter	4.99	1.65
Fourth Quarter	2.69	1.85
Year Ended December 31, 2002
First Quarter	2.73	1.31
Second Quarter	2.55	1.30
Third Quarter	1.38	0.60
Fourth Quarter	0.91	0.41

        On March 17, 2003, the last reported sale price of our common stock as reported on the NASDAQ Small Cap Market was $0.299 per share.

        As of March 17, 2003, we had 343 holders of record of our common stock.

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

(2)
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

Item 6. Selected Financial Data.

        The following selected financial information for each of the years ended December 31, 1998 through 2002 are derived from our audited financial statements. You should read the following information in conjunction with our financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year ended December 31,
	1998	1999	2000	2001	2002
	(In thousands, except share and per share data)
Statement of operations data:
Revenues
Equipment product revenues	$1,022	$5,594	$12,888	$5,507	$948
Service fee revenues	—	—	6,353	11,340	12,930
Total revenues	1,022	5,594	19,241	16,847	13,878
Costs and expenses:
Cost of equipment product revenues	9,919	15,593	20,314	8,770	4,537
Cost of service fee revenues	—	—	4,849	10,343	11,284
Engineering and development	9,684	12,440	21,734	12,894	7,705
Sales and marketing	5,157	8,719	12,779	6,770	2,585
General and administrative	3,587	6,270	10,507	7,629	3,069
Depreciation and amortization	119	292	895	1,511	1,158
Goodwill impairment recorded under SFAS 142	—	—	—	—	3,006

Total costs and expenses	28,466	43,314	71,078	47,917	33,344
Loss from operations	(27,444)	(37,720)	(51,837)	(31,070)	(19,466)
Other income, net	423	3,319	3,562	1,027	462
Interest expense	(101)	(230)	(72)	(303)	(206)
Loss from unconsolidated entity	—	—	(1,250)	(1,000)	—
Loss before extraordinary item	(27,122)	(34,631)	(49,597)	(31,346)	(19,210)
Extraordinary item—extinguishment of debt	—	(1,019)	—	—	—
Net loss	(27,122)	(35,650)	(49,597)	(31,346)	(19,210)
Accretion on preferred stock	(6,145)	(2,475)	—	—	—
Net loss available to common Stockholders	$(33,267)	(38,125)	(49,597)	(31,346)	$(19,210)

Basic and diluted net loss per common share:(1)
Loss before extraordinary item	$(3.66)	(2.07)	(2.23)	(1.33)	$(.81)
Extraordinary item	—	(.06)	—	—	—
Net loss	$(3.66)	(2.13)	(2.23)	(1.33)	$(.81)

Weighted average common stock Outstanding—basic and diluted	9,100,801	17,869,827	22,246,143	23,501,543	23,573,935

As adjusted net loss available to common stockholders before extraordinary item(2)	—	(37,106)	(49,356)	(30,985)	(19,210)
As adjusted net loss available to common stockholders(2)	—	(38,125)	(49,356)	(30,985)	(19,210
As adjusted basic and diluted net loss per common share before extraordinary item(2)	—	$(2.07)	$(2.22)	$(1.32)	$(0.81)
As adjusted basic and diluted net loss per common share(2)	—	$(2.13)	$(2.22)	$(1.32)	$(0.81)
Balance sheet data:
Cash and cash equivalents, restricted cash And short term equivalents	$368	$75,670	$46,505	$14,613	$3,807
Total assets	5,621	89,170	74,841	33,792	14,019
Long-term obligations, including current portion	1,128	1,185	421	1	—
Total mandatory redeemable preferred stock	49,276	—	—	—	—
Warrant for mandatory redeemable preferred Stock	881	—	—	—	—
Total stockholders' equity (deficit)	(52,240)	82,657	55,781	25,415	7,295
Other data:
Common shares outstanding	9,100,801	21,488,456	23,308,196	23,565,295	23,577,963

(1)
For purposes of computing the net loss per common share before extraordinary item, loss before extraordinary item has been reduced by the accretion on preferred stock.
(2)
"As adjusted net loss available to common stockholders" and "As adjusted basic and diluted net loss per common share" amounts reflect the exclusion of amortization of goodwill of approximately $241 and $361 for the years ended December 31, 2000 and 2001, respectively. These amounts are presented to comply with SFAS 142 as if this standard had been adopted at the beginning of the respective periods. There was no amortization of goodwill or intangible assets during each of the years ended December 31, 1998 and 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts contained in this Item 7 are in thousands, except for per share amounts)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

        We may from time to time make written or oral forward-looking statements, including those contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "estimate," "project," "believe," "intend," "expect," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors that could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate. The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) continued losses, (3) difficulty or inability to raise additional financing on terms acceptable to us, (4) loss of any one of our other largest customers (5) industry competition factors and other uncertainty that a market for our interactive TV products will develop, (6) challenges associated with cable operators (including, uncertainty that they will offer our interactive TV products, inability to predict the manner in which they will market and price our interactive TV products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our interactive TV products), (7) challenges with advertisers and television programmers (including uncertainties that they will support our Channel HyperLinkingSM technology), (8) departure of one or more key persons and (9) delisting of our common stock from the NASDAQ Small Cap Market, (10) changes in regulatory requirements and (11) other risks identified in our filings with the Securities and Exchange Commission. We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.

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

        Inventories.    We value our inventories, which consist primarily of raw materials, work in process and finished goods equipment to be sold to our customers for use in deploying interactive television services, at the lower of cost or market. The cost is determined on an average cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. Any significant unanticipated changes in the factors noted above could have an impact on the value of our inventories and our reported operating results.

        Long-Lived Assets.    Our long-lived assets consist of property and equipment. These long-lived assets are recorded at cost and are depreciated or amortized using the straight-line method over their estimated useful lives. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such assets are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined by using the anticipated cash flows discounted at a rate commensurate with the risk involved. Measurement of the impairment, if any, will be based upon the difference between carrying value and the fair value of the asset. If useful life estimates or anticipated cash flows change in the future, we may be required to record an impairment charge.

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

        We have a full valuation allowance against the net deferred tax asset of $69,494 as of December 31, 2002, due to the Company's lack of earnings history and the uncertainty as to the reliability of the asset. In the future, if sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we would be required to reduce our valuation allowance, resulting in a benefit from income tax in the consolidated statement of operations.

        Accounting for Contractual Obligation related to Equity Financing.    In July 2000, four cable operators purchased shares in the Company. As part of the financing arrangement, the Company agreed to provide the four cable operators with a credit to be used to purchase products that pertain to the development and deployment of the WorldGate service equal to 25% of the amount they invested. The Company recorded a liability to satisfy this obligation based on the Company's best estimate of what it would cost to satisfy the credit. The Company's policy has been not to adjust the liability after it had been established. When equipment credits are utilized by the cable operators, the value of the equipment is reflected in its entirety in the cost of revenues and a portion of the recorded contractual obligation is adjusted against additional paid in capital. The equipment credit expires on August 24, 2003. Any credit amounts that are not utilized by the cable operators will be reclassified from the recorded liability to additional paid in capital.

2002 versus 2001

  Revenues.

        Revenues decreased from $16,847 for the year ended December 31, 2001 to $13,878 for the year ended December 31, 2002. WorldGate derives revenue by providing technology and services to its customers for their delivery of interactive television, or ITV products. Our technology consists of the hardware, software and know-how for delivering over traditional television distribution platforms, such as those provided by cable television operators, the data, information and applications that comprise these ITV products, as well as the data, information and applications to be delivered through the use of our hardware and software. The Company has three primary revenue components (i) the purchase price received from the cable operator for the required hardware to deliver the data, information and applications, (ii) service fees from the cable operator for the (a) end-users' access to the delivered data, information and applications, and (b) for the services provided by the Company to support the cable operator with configuring, installing and maintaining the required equipment and configuring and delivering the data, information and applications, and (iii) advertising and transaction revenue received from advertisers and e-commerce merchants for advertising and transaction opportunities placed in the data, information and applications delivered to the end-user.

        At December 31, 2001 we had deployed our technology in 61 cable systems with approximately 472,000 Revenue Generating Units. As of December 31, 2002 we had deployed our technology in 66 cable systems, representing approximately 576,000 Revenue Generating Units. During recent quarters our sales of equipment has been reduced as the result of a delay in the introduction of interactive television products as well as a reduced capital expenditure posture within the cable television industry, and is currently running at a rate considerably lower than we anticipated. The service fees and advertising and transaction revenue components, which are largely dependent upon the delivery of the data, information and applications made possible through the use of the installed equipment, would be expected to grow as the equipment is installed and more end-users are added. These components of our revenues have increased in both magnitude and significance, however, the significance of the service component of our revenues has been made even more apparent by the reduction in significance of the equipment revenue component as described above. Furthermore, the service component of our revenues has grown faster than we expected as a result of the services provided to TVGateway LLC as discussed below. The services component of our revenues will be reduced by the value of the transitioned services. Although there can be no certainty as to if and when a resumption in capital spending might take place or whether such resumption will result in increased deployment of ITV products, we do expect the resumption of a more traditional balance in the significance of the hardware and service components of our revenues.

        As of December 31, 2002, substantially all revenues of the Company are attributable to service fees for providing engineering, operations and administrative consulting support to TVGateway, LLC, an unconsolidated entity, and to the commercial deployments of WorldGate's interactive television products and services and cable subscribers subscribing to these services. A substantial portion of the revenue decrease for the twelve months ended December 31, 2002, as compared to the twelve months ended December 31, 2001, is attributable to reduced equipment sales during a period when we believe the industry was focused on consolidation and other non-ITV issues. For the twelve months ended December 31, 2002, we derived revenues of $12,930, or 93% of total revenues from service fee revenues consisting of consulting fees, subscriber fees and advertising fees. For the twelve months ended December 31, 2002, we derived revenues of $948, or 7% of total revenues from the delivery of headends, keyboards, and related equipment products. Included in the twelve months ended December 31, 2002 equipment product revenues are sales of excess inventory in the amount of $561. For the twelve months ended December 31, 2001, we derived revenues of $11,340, or 67% of total revenues, from service fee revenues and $5,507 or 33% of total revenues from the delivery of headends, keyboards, and related equipment products.

        The business conducted by the Company outside the United States includes Spain, Canada, Latin America and Mexico. The majority of this international business is in Mexico and as a result we do not believe the potential financial instability of any of these markets would have a significant impact on our business.

  Costs and Expenses

        Cost of Revenues.    Cost of revenues consists primarily of equipment product costs related to initial trials and commercial deployments and service fee revenue costs related primarily to the provision of engineering and administrative services. Costs of equipment product revenues for the twelve months ended December 31, 2002 was $4,537, or approximately 479% of equipment product revenues, compared to the product costs of revenues of $8,770, or approximately 159% of equipment product revenues, for the twelve months ended December 31, 2001. The increase in the cost of equipment product revenues as a percent of total equipment product revenues for the twelve months ended December 31, 2002, as compared to the twelve months ended December 31, 2001, was primarily the result of differences in product mix, a reduced level of equipment revenues, and the magnitude, in relation to sales, of the inventory provisions recorded against the carrying amount of certain inventory products to adjust them to their net realizable value. For the twelve months ended December 31, 2002, inventory adjustments were $2,209. For the twelve months ended December 31, 2001, inventory adjustments were $1,307. Service fee costs of revenues for the twelve months ended December 31, 2002 were $11,284, or approximately 87% of service fee revenues. Service fee costs of revenues were $10,343 or approximately 91% of service fee revenues for the twelve months ended December 31, 2001. The increase in service fee cost of revenues of $941 for the twelve months ended December 31, 2002 when compared to 2001 is primarily attributable to increased consulting fees with TVGateway and the additional support costs relating to a larger subscriber base.

        Engineering and Development.    Engineering and development expenses primarily consist of the cost of design, programming, testing, documentation and support of the Company's hardware, software and services. For the twelve months ended December 31, 2002, engineering and development costs were $7,705, a decrease of approximately 40% when compared to $12,894 for the twelve months ended December 31, 2001. This decrease in expenses of $5,189 is primarily attributable to declines in staffing over the last two years that have resulted in a significant payroll cost reduction, a significant portion of which is the result of termination of all of the personnel of the former Digital Video Art, Inc. ("DVA"). Employee compensation costs declined for the twelve months ended December 31, 2002 by $4,984, or 49%, when compared to the same periods in 2001.

        Sales and Marketing.    Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments. For the twelve months ended December 31, 2002 sales and marketing expenses were $2,585. This represents a decrease of approximately 62% when compared to sales and marketing expenses of $6,770 for the twelve months ended December 31, 2001. This decrease in expenses is primarily attributable to declines in staffing over the last two years, significant expense reductions beginning in 2001, and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately. These actions resulted in employee compensation costs declining in the twelve months ended December 31, 2002 by $2,314, or 59%, when compared to the same periods in 2001. Advertising, marketing and travel expenses also declined for the twelve months ended December 31, 2002 by $1,367, or 64%, when compared to the same period in 2001.

        General and Administrative.    General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting, insurance and other professional fees. General and administrative expenses were $3,069 for the twelve months ended December 31, 2002, a decrease of 60% when compared to expenses of $7,629 for the same period in 2001. This decrease in expenses is primarily attributable to declines in staffing over the last two years, significant expense reductions beginning in 2001, and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately. These actions resulted in employee compensation costs declining in the twelve months ended December 31, 2002 by $1,103, or 37%, when compared to the same period in 2001. Travel and facility expenses also declined for the twelve months ended December 31, 2002 by $2,975, or 71%, when compared to the same period in 2001.

        The Company recently announced multiple actions that it believes will further reduce operating expenses and increase operating efficiencies. These actions include a reduction in work force as well as the implementation of an agreement with TVGateway, LLC to transfer to TVGateway certain WorldGate employees and functions that WorldGate was providing for TVGateway. This transfer will permit TVGateway to directly absorb the costs and expenses for the transferred employees and functions and will allow WorldGate employees to more directly focus upon the priorities of WorldGate's products and services. WorldGate will be negatively impacted in that it will no longer receive revenues from providing these services and potentially there will be some overhead which cannot be reduced or otherwise allocated and which was previously passed on to TVGateway (see Note 13 to the financial statements).

        The Company expects that general and administrative expense may increase in future quarters as it responds to changes in reporting requirements as a public company and makes efforts to maintain its listing on the NASDAQ Small Cap Market.

        Goodwill Impairment.    During the second quarter of 2002, in an effort to cut costs and achieve operational efficiencies, the Company commenced the termination of all personnel of the former DVA which performed engineering development services. In conjunction with this action, it was determined that the carrying amount of the Company's remaining goodwill, which was originally recorded with the Company's acquisition of DVA, exceeded its fair value. As such, the Company measured the impairment loss by the amount the carrying value exceeded the implied fair value of the goodwill. The amount of the non-cash impairment loss was $3,006. The fair value of goodwill was estimated using the expected present value of future cash flows.

        Interest and Other Income and Interest Expense.    Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income decreased from $1,027 for the twelve months ended December 31, 2001 to $462 for the twelve months ended December 31, 2002, primarily due to declining average cash and short term investment balances and to declining interest rates. During the twelve months ended December 31, 2001, the Company earned interest on average cash balances of approximately $27,498 and incurred interest expense related to its equipment financing facility in the amount of $5. In comparison, during the twelve months ended December 31, 2002 the Company earned interest on average cash balances of approximately $8,311 and incurred interest expense related to its insurance financing in the amount of $7.

        Income Taxes.    The Company has incurred net operating losses since inception and accordingly had no income taxes and has not recorded any income tax benefit for those losses.

2001 versus 2000

  Revenues.

        Revenues decreased from $19,241 for the year ended December 31, 2000 to $16,847 for the year ended December 31, 2001. Substantially all revenues are attributable to the commercial deployments of WorldGate's interactive television products and services and cable subscribers subscribing to these services and consulting fees with TVGateway, an unconsolidated entity, as of December 31, 2001. A substantial portion of the revenue decrease is attributable to approximately $6,824 in shipments of equipment to certain TVGateway partners in 2000 to support the newly introduced TVGateway interactive program guide. Service fee revenues increased by $4,987 in 2001 to $11,340 from a total $6,353 in 2000. This increase in revenues was primarily attributable to revenues from consulting fees with TVGateway of $5,344 in 2000 increasing to $10,045 in 2001, pursuant to the TVGateway Management Agreement described in Note 13 to our financial statements. Our equipment product revenues declined in 2001 by $7,381, primarily reflecting the absence of shipments to the TVGateway partners noted above and the slowdown in ITV deployments within the U.S. cable marketplace. At December 31, 2000, we had deployed our services in 28 cable systems and had agreements to deploy an additional 17 cable systems with approximately 114,000 Revenue Generating Units from deployed systems. As of December 31, 2001, we had deployed our services in 61 cable systems with approximately 472,000 Revenue Generating Units. For the year ended December 31, 2001, there were revenues of $5,507 derived from the delivery of headends, keyboards, and related equipment products, and $1,184 attributable to subscriber fees and advertising fees. For the year ended December 31, 2000, revenues of $12,888 were derived from the delivery of headends, keyboards, and related equipment products and $539 attributable to subscriber fee and advertising revenues.

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

        Engineering and Development.    Engineering and development expenses primarily consist of the cost of design, programming, testing, documentation and support of the Company's hardware, software and services. Engineering and development costs were $12,894 for the year ended December 31, 2001, a decrease of approximately 41% when compared to $21,734 for the year ended December 31, 2000. This decrease in expenses is primarily attributable to significant expense reductions beginning in the second quarter of 2001, activities supporting the TVGateway joint venture for which reimbursement is received, and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately. These actions resulted in employee compensation costs declining by $1,672, or 15%, in 2001 when compared to 2000. Other operating expenses, net of the contingent consideration expensed in 2000 of $4,174 related to our acquisition of DVA (see Note 14 to our financial statements), declined by $2,995, or 53%, in 2001 when compared to 2000. This decline consisted primarily of decreases in engineering and product development expenditures of $2,910.

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

Liquidity and Capital Resources

        As of December 31, 2002, our primary source of liquidity consisted of cash and cash equivalents and short-term investments that are highly liquid, are of high quality investment grade and have maturities of less than one year.

        At December 31, 2002, we had cash and cash equivalents of $589 (in addition to $3,218 in short-term investments) as compared to cash and equivalents of $3,356 (in addition to $11,257 in short-term investments) at December 31, 2001. Net cash used in operations was $10,767 for the twelve months ended December 31, 2002, as compared to $23,996 used for the same period in 2001. The decrease in net cash used for operations was primarily attributable to the Company's decrease in expenditures beginning in 2001 and during the twelve months ended December 31, 2002, including its reduction in workforce programs. Accounts receivable and inventory reductions were partially offset by other changes in working capital during the year. The Company increased its Allowance for Doubtful Accounts by $600 during the twelve months ended December 31, 2002 to reflect its current assessment of the collectability of certain receivables, primarily in Latin and South America. The Company has instituted tighter credit procedures to minimize its collection exposure with particular emphasis on international customers.

        Cash provided by investing activities during the twelve months ended December 31, 2002, totaled $7,937 compared to $12,416 provided during the same period in 2001. During the twelve months ended December 31, 2002, we utilized the net proceeds from our maturing short-term investments of $8,039 compared to $14,833 for the twelve months ended December 31, 2001. Capital expenditures were $112 and $1,451 for the twelve months ended December 31, 2002 and 2001, respectively. During the twelve months ended December 31, 2001, we invested $1,000 in TVGateway, an unconsolidated entity.

        Net cash provided by financing activities was $63 for the twelve months ended December 31, 2002 compared to cash used of $5,479 for the twelve months ended December 31, 2001. The increase in net cash provided by financing activities was primarily due to the settlement in 2001 of acquisition consideration due to the shareholders of DVA, the company we acquired in April 2000.

        We have the following long term financing and lease obligations as of December 31, 2002:

	Obligations Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable	50	50	—	—	—
Operating leases	6,210	909	2,835	1,971	495
Contractual obligation related to equity financing	3,283	3,283	—	—	—
Total contractual obligations	9,543	4,242	2,835	1,971	495

        To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999. As of December 31, 2002 the Company had cash, cash equivalents, and short-term investments of $3,807. The operating cash usage for the twelve months ended December 31, 2002 was $10,767. In October 2002, the Company announced multiple actions that it believed will further reduce operating expenses and increase operating efficiencies. These actions included a reduction in work force as well as the implementation of an agreement with TVGateway to transfer to TVGateway certain WorldGate employees and functions that WorldGate was currently providing for TVGateway. During the first quarter 2003, the Company substantially finalized the transition settlement and other matters with TVGateway and in January 2003 received $2,400 in cash as part of this settlement. This amount largely comprises payment of our receivable balance as of December 31, 2002 in the amount of $1,089, payment of January 2003 service fees in the amount of $300 and other payments largely related to our January 2003 sale of certain equipment and inventory in the approximate amount of $1,000. This transition of services removes both the obligation of WorldGate to provide the service as well as TVGateway's obligation to pay WorldGate for rendering the service. Thus, although WorldGate's revenue attributable to the transitioned service was reduced, so was the corresponding expense of providing the service. As such, WorldGate was negatively impacted in that it no longer received a profit from providing these services. Also there was some overhead which was reduced or otherwise allocated and which was previously passed on to TVGateway. Based on the Company's current operating budget and cash flow projections for 2003 we believe that we have sufficient cash and short-term investments to fund our operations into the summer of 2003. Accordingly, our accountants have stated in their audit opinion that there is substantial doubt about our ability to continue as a going concern. As a strategy employed by the Company to obtain additional funding to continue operations beyond this period, the Company filed a registration statement with the SEC for a stock rights offering as described in more detail in Note 17 of the Notes to the Consolidated Financial Statements.

        We have virtually no outstanding debt and our assets are not pledged as collateral. We continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.

        The Company also has the ability to further reduce its workforce and scale back on capital and operational expenditures to decrease cash burn. The Company however can provide no assurance that such reductions in cash spending, if they are made, will extend the Company's operations.

        The Company received a letter dated October 8, 2002, from the NASDAQ, which notified it that the bid price for its common stock had been below $1.00 per share for a period of thirty consecutive days. Subsequently the Company sought and received NASDAQ approval to transfer its listing to the NASDAQ Small Cap Market, and on January 9, 2003 the Company's common stock commenced trading on this market. WorldGate cannot offer any assurance that other NASDAQ requirements for continued listing will be satisfied. If the Company's common stock is delisted, this may have a negative impact on the liquidity and price of its common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, its common stock. Furthermore, the listing of the Company's common stock on the NASDAQ Small Cap Market, makes it ineligible for certain exemptions from the various state securities or "blue sky" laws, which makes it more difficult for the Company to raise capital through issuances of securities.

Recent Accounting Pronouncements

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires, among other things, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its useful life. SFAS No. 143 was adopted by the Company on January 1, 2003 and did not have an impact on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS No. 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS No. 112, "Employer's Accounting for Post-employment Benefits," and asset impairments governed by SFAS No. 144,

"Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 146 was adopted by the Company on January 1, 2003 and did not have an impact on the Company's financial statements.

        In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based compensation. The statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. While SFAS No.148 does not amend SFAS No.123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No.148 are applicable to all companies with employee stock-based compensation, regardless of whether they account for that compensation using the fair value method of SFAS No.123 or the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees". The transition guidance and annual disclosure provisions of SFAS No.148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for interim periods beginning after December 15, 2002. We adopted the annual disclosure provisions as of December 31, 2002 and the interim disclosure provisions will be adopted during the first quarter of 2003.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company is currently assessing, but at this point does not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on the financial position, cash flows or results of operations of the Company.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management is currently assessing the impact of the new standard on our financial statements.

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

Risks Related to Our Business and Industry

We may be unable to obtain necessary additional capital to fund operations in the future.

        To date, we have funded operations primarily through private sales of equity securities and through our initial public offering of common stock in April 1999. As of December 31, 2002, we had cash, cash equivalents, and short-term investments of $3.8 million. Our quarterly operating cash and short-term investments usage was $2.1 million for the fourth quarter of 2002, and is expected to decrease in the remainder of 2003. We believe that if we achieve this expected decrease, we could fund our cash requirements from cash-on-hand into the summer of 2003. If, however, our operating cash usage increases during one or more quarters, we may not have cash-on-hand necessary to fund our cash requirements for this period without obtaining additional financing. If we are unable to obtain additional financing on terms acceptable to us as needed, our business, operating results and financial condition will be materially adversely affected. If we are unable to secure such additional financing, we will have to curtail or suspend our business activities and may have to seek protection of the bankruptcy courts. If that happens, you could lose your entire investment. If we cannot raise additional financing on acceptable terms, we may not be able to, among other things:

  •
  continue to operate our business as a going concern;

  •
  continue to maintain our customer base;

  •
  continue to support our existing products;

  •
  develop or enhance our products and services;

  •
  deploy the equipment and software necessary to support our customers;

  •
  hire, train and retain employees; and

  •
  respond to competitive pressures or unanticipated requirements.

        In addition, we cannot predict with certainty the timing or amount of our capital requirements. Our capital requirements depend on numerous factors, including:

  •
  the rate of acceptance of our products by cable operators, cable subscribers, advertisers, television programmers, e-commerce companies and Internet content providers;

  •
  our ability to maintain and increase the number of subscribers; and

  •
  the rate of commercialization of our products, including the WorldGate ITV Service, and the acquisition of related businesses or technology, if any.

        Any additional equity financing, if available, may be dilutive to our stockholders, and debt financing, if available, may involve significant restrictions on our financing and operating activities. Due to the factors mentioned herein, our accountants have stated in their audit opinion that there is substantial doubt about our ability to continue as a going concern.

We have a limited operating history and we may experience difficulties developing and implementing our marketing and business plans.

        We began operations in March 1995 and our service was first made commercially available in the third quarter of 1998. As a result, our operating, sales and marketing and other strategies are still being developed, and though our software is now in over 66 cable systems, we are still in the early stages of development and have not yet deployed our product widely. As a result, forecasts of our future revenues, expenses and operating results may not be as accurate as they would be if we had a longer history of operations or if our products and strategies were fully developed and deployed. Further, there can be no assurance that we will successfully implement our strategies or develop and deploy our products. If we are not successful in implementing our marketing and business plans on a timely basis or otherwise effectively managing our development, our business, operating results, financial condition and cash flows will be materially adversely affected.

If we continue to incur losses, we may not be able to finance the commercial deployment of our products.

        We have experienced losses and have had negative operating cash flow in each quarter and year since inception, and we expect to continue to operate at a loss for the foreseeable future. We may be unable to sustain our historical revenue growth rates or achieve any growth at all. To achieve profitability, we must increase our revenues and gross profit margin. If we are not able to do so, our losses may extend beyond the foreseeable future and we may not be able to continue financing the commercial deployment, development and enhancement of our products. Our aggregate revenues from inception to December 31, 2002 were approximately $56,723,000, and our aggregate accumulated deficit at December 31, 2002 was approximately $189,238,000. We currently are stabilizing our operating expenses and capital expenditures in order to bring us closer to profitability. As a result, we expect to experience additional operating, but smaller than historical, losses and negative cash flow for the foreseeable future.

We have a limited product offering and because ITV products and services are new, we cannot be certain that a market or sustainable demand for our products will develop.

        We derive a substantial portion of our revenue from a limited number of existing products. We expect that our ITV products will account for a substantial portion of our total revenue for the foreseeable future. The market for interactive TV products and services is new and evolving, and no single technology or approach to providing this access has been widely adopted by consumers or cable operators. As a result, we cannot guarantee that a market for ITV products and services in general, or for our interactive TV products in particular, will develop or that demand for our interactive TV products and services will be sustainable. If the market does not develop, develops more slowly than expected or becomes saturated with competitors or competing technology becomes more widely accepted, our business, operating results, and financial condition will be materially adversely affected.

We could fail to overcome the intense competitive market for ITV and services which may limit demand or pricing for the WorldGate ITV Service and impair our overall financial condition.

        We experience significant competition. Many companies presently provide and others may in the future provide products and services with functionality similar to any of our products and services. As a result of this and future competition, demand for our products may suffer, we may be restricted in the pricing we can charge for our interactive TV products and our business, financial condition and results of operations may be adversely affected. We believe that our competitors include Gemstar-TV Guide International, Inc., Microsoft Corporation, Liberate Technologies, OpenTV Corp. and Liberty Broadband Interactive Television Inc. in the applications category; Liberate Technologies and Scientific-Atlanta, Inc., in the middleware product category; and Concurrent Computer Corp., Diva, nCube Corporation and SeaChange, providers of video-on-demand and personal video recording, which competes for "space" within the cable set-top box. Competitors provide their services through a variety of technologies, which are in various stages of implementation and adoption. Some of our competitors have significantly greater financial, technical, marketing, distribution, customer support, name recognition, compelling content, access to consumers and other resources, and more established relationships with cable operators, advertisers and content and application providers than we have.

We may not succeed if cable operators do not offer our ITV products to their subscribers.

        Because our ITV products are made available to cable subscribers through a cable operator's system, our growth and future success depends substantially on cable operators offering our ITV products to their subscribers at satisfactory rates. If cable operators determine that our service is not viable as a business proposition or if they determine that the service does not meet their business or operational expectations or strategies, they will not offer our ITV products to their subscribers. Furthermore, because there are a limited number of cable operators, as well as consolidation in the industry, the failure to reach agreements with one or more major cable operators which service a significant number of cable subscribers could materially adversely affect the market for our ITV products. In addition, demand for our ITV products could decline if the cable industry is affected by general economic conditions and fluctuations in consumer confidence and spending, caused by factors beyond our control, such as terrorist attacks and acts of war.

Our international operations are subject to many uncertainties.

        A key component of our strategy is the expansion of our sales of ITV products into international markets. International revenues accounted for approximately 24% and 1% of our total revenues for the fiscal years 2001 and 2002, respectively, and our international affiliates made up three of our top ten customers on a percentage of revenue basis for fiscal 2002. We anticipate that a significant portion of our revenues will continue to be derived from sources outside the United States. Accordingly, our success will depend, in part, upon international economic conditions and our ability to manage international sales and marketing operations. We have limited experience in developing localized versions of our service and in developing relationships with international cable system operators. We may not be successful in expanding our service offerings into foreign markets. In addition to the uncertainty regarding our ability to generate revenues from foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level, such as:

  •
  difficulties in collecting accounts receivable and longer collection periods;

  •
  regulatory requirements, including the regulation of Internet access;

  •
  export and import restrictions, including tariffs and other trade barriers;

  •
  difficulties in staffing and managing foreign operations;

  •
  political instability; and

  •
  fluctuations in currency exchange rates.

        In addition, although substantially all of our revenues and costs to date have been denominated in U.S. dollars, we may enter into agreements resulting in payments in foreign currency. Although we may from time to time undertake foreign exchange hedging transactions to cover a portion of our foreign currency exposure, we do not currently attempt to cover potential foreign currency exposure. Accordingly, any fluctuation in the value of foreign currency could seriously harm our ability to increase international revenues. Any of the above factors could materially adversely affect the success of our current and future domestic and international operations.

Our revenues will depend on the manner in which cable operators market and price our ITV products.

        We depend on cable operators to provide our ITV products to their subscribers and therefore have limited or no control over a number of important factors, including:

  •
  the cable operators' advertising or marketing strategy, if any, regarding their offering of our ITV products to their subscribers;

  •
  the monthly fees cable operators charge to their subscribers for our ITV products; and

  •
  the extent to which cable operators purchase additional WorldGate equipment to avoid reduction in performance if subscriber demand grows.

        Our revenues may not meet our expectations if the cable operators' marketing, pricing and operating strategies are inconsistent with our business model.

Cable operators and cable box manufacturers may not offer our ITV products because they may have potential conflicts of interest or for other reasons.

        Some cable operators and cable box manufacturers are stockholders of other companies that provide ITV products and services. To the extent that these cable operators elect not to offer our products and services because of these affiliations or other reasons, our business, financial condition and results of operations could be materially adversely affected. Some companies that provide Internet services, such as Microsoft Corporation, are stockholders of cable operators or cable box manufacturers. We cannot assure you that there will not be other investments among providers of ITV services, cable operators and/or cable box manufacturers. As a result, or for other reasons, these cable operators and cable box manufacturers may be reluctant to provide any service, including our products and services, or to otherwise work with any entity that provides other Internet services in competition with their affiliates.

Only cable television subscribers who utilize a cable set-top box can receive our ITV products.

        For cable television subscribers to receive our ITV products, they must have a cable set-top box that can be WorldGate enabled. Currently, many cable television subscribers receive their cable television service through the cable line directly into their televisions, without a set-top box. We cannot assure you that cable operators serving these subscribers will elect to provide them with set-top boxes for the purpose of offering our ITV products, or that these customers will choose to utilize a set-top box in order to receive our ITV products.

We are subject to capacity constraints and system failures.

        Due to the limited size of our ITV deployments, the ability of our service to accommodate a substantial number of users is still being tested. We cannot assure you that we will be able to provide high quality performance and high transaction speeds as the number of subscribers grows or their usage increases. In addition, as subscriber penetration grows it may be necessary for cable operators to purchase additional equipment, and we cannot assure you that they will do so. The performance of our ITV products is also subject to reduction in performance and interruption from human errors, telecommunication failures, computer viruses and similar events. Any of these problems in our systems or those of cable operators could result in reduced subscriber demand. We have experienced performance reduction and service interruptions from time to time in the past and we expect that these problems will continue from time to time. Our failure to provide uninterrupted service at a level of performance acceptable to subscribers would have a material adverse effect on our business, financial condition and results of operations.

If we fail to adequately protect our intellectual property rights or if we are subject to intellectual property infringement claims of third parties, our business will be harmed.

        Our success depends, in part, on our ability to maintain and continue to develop a strong patent position for our products and technologies both in the United States and other countries. We rely on a combination of contract, patent, copyright, trademark, trade-secret laws, restrictions on disclosure and other measures to protect our intellectual property rights and proprietary information. Our patent position involves complex legal and factual questions. Without our patent and other intellectual property protections, other companies could offer substantially identical products for sale without incurring the sizeable development and testing costs that we have incurred. Our ability to recoup these expenditures and realize profits upon the licensing of our products and services could be diminished. The process of obtaining patents is time consuming and expensive. Even if we spend the necessary time and money, a patent may not issue or it may insufficiently protect the technology it was intended to protect. We can never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology because U.S. patent applications are maintained in secrecy until a patent issues and publications in the scientific or patent literature lag behind actual discoveries. Even after the U.S. Patent and Trademark Office issues patent rights to us, our competitors may develop similar or duplicate technologies or design around the patented aspects of our technology, which may decrease sales of our prospective products, therefore causing a negative impact on our profit. Competitors and others may also challenge our intellectual property rights in court by alleging infringement. If we are found to infringe the intellectual property rights of others, we could be precluded from using certain technologies that are important components of our products, or forced to pay significant license fees, royalties or damages for infringement. Irrespective of the validity or the successful assertion of any patent claims, any litigation could result in significant costs and diversion of management time and resources.

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

        Our success depends in significant part upon the continued service of our key technical, sales and senior management personnel, particularly Mr. Krisbergh, who has significant relevant experience in the cable television industry. No officer or employee of our company is bound by an employment agreement, and any officer or employee of our company could terminate his or her relationship with us at any time. Our future success will also depend on our ability to attract, train, retain and motivate highly qualified senior management, technical, marketing and sales personnel. Because competition for these personnel is intense, we cannot assure you that we will be able to do so.

The ability to influence the outcome of stockholder votes may be limited by the significant ownership interest of our chairman and chief executive officer.

        Hal M. Krisbergh beneficially owns approximately 25.0% of our outstanding common stock as of January 30, 2003. Mr. Krisbergh has the voting power to exercise substantial control over the election of our entire board of directors and all votes on matters requiring stockholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Anti-takeover provisions in our charter documents could discourage unwanted takeover attempts and could reduce the opportunity for stockholders to get a premium for their shares.

        We are subject to Delaware laws and to provisions of our certificate of incorporation and by-laws that could have the effect of delaying, deterring or preventing a change in control of our company. These include provisions generally prohibiting our stockholders from calling special meetings of stockholders and requiring advance notice for nomination of directors and stockholder proposals. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law which, in general, prevents an interested stockholder, defined generally as a person owning 15% or more of the corporation's outstanding voting stock, from engaging in a business combination, as defined, for three years following the date that person became an interested stockholder unless specified conditions are satisfied.

        Our certificate of incorporation and by-law provisions and Delaware law could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at prices above the then-current fair market value of our common stock, that could result from takeover attempts. In addition, our certificate of incorporation permits our board of directors to issue, without further stockholder approval, preferred stock that could have the effect of delaying, deferring or preventing a change in control. The issuance of preferred stock also could adversely affect the voting power of the holders of our common stock, including the loss of voting control to others. The provisions of our certificate of incorporation and by-laws, as well as provisions of Delaware law, may have the effect of discouraging or preventing an acquisition, or disposition of, our business. As a result, our management could attempt to utilize these laws and provisions to discourage or reject unsolicited bids to acquire us, including bids that would have paid stockholders a premium over the then current market price of their shares.

We may not be able to continue to meet the continued listing criteria for NASDAQ, which could materially and adversely affect our business and financial condition and the liquidity of our common stock.

        On October 8, 2002, we received notification from the NASDAQ National Market that we were not in compliance with the minimum bid price rule. On November 26, 2002 we received notification that we were not in compliance with the minimum stockholders' equity requirement. Following such notifications, we applied for listing on the NASDAQ Small Cap Market. We were notified by NASDAQ that our application to transfer to the NASDAQ Small Cap Market had been accepted and was effective at the opening of business on January 9, 2003. Although the transfer has been effected, our continued listing cannot be assured because, we are not in compliance with the minimum bid price, although we have a 180-day grace period for regaining compliance. We have received approval from our Board to request shareholder approval for a discretionary reverse stock split and have filed a preliminary proxy statement as required for a special meeting of stockholders to consider such reverse split. The Company is still evaluating whether it will proceed with the reverse split.. If it elects to proceed, there can, however, be no assurance that such stock split will be approved or that any increased share price resulting from any stock split will be maintained in order to continue to comply with the listing requirements. Furthermore the approval we are seeking from our shareholders for reverse stock split provides the board of directors with discretion as to whether or not the split is implemented as well as the timing of the reverse split, if implemented. Accordingly the board of directors of the company may choose not to implement the reverse split if market forces sufficiently increase our share price. There can be no assurance that other NASDAQ requirements for continued listing will be satisfied. If we fail such requirements, our common stock may be delisted and trading in our common stock, if any, would have to be conducted on the OTC Bulletin Board or in the non-NASDAQ over-the-counter market (or "pink sheet" market). Since our common stock is no longer on the NASDAQ National Market, we are not eligible for certain exemptions from the various state securities or "blue sky" laws, which could make it more difficult for us to raise capital through issuances of securities. The failure to be listed on NASDAQ may have a negative impact on the liquidity and price of our common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock.

Our financial results could be adversely affected by the bankruptcy of one of the members of the TVGateway joint venture.

        During the second quarter of 2002, Adelphia Communications Corporation, a MSO and a member of the TVGateway joint venture filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. This filing may affect Adelphia's ability to participate in future additional capital contributions to the joint venture. The TVGateway joint venture partners are not obligated to make any capital infusions. Rather, if they elect not to contribute to a capital call, their equity interest in the joint venture is diluted and either less capital is raised by TVGateway or the other joint venture partners may elect, individually or jointly, to increase their capital contributions to make up the deficit. Our operating budget and cash flow projections for 2002 and 2003 are heavily dependent upon revenues generated by TVGateway. In turn, funding of the joint venture is heavily dependent upon the capital contributions of its members. In addition the TVGateway joint venture partners made commitments to deploy our products as part of the formation of the venture. We are still working with Adelphia to determine if and how they will fulfill these commitments. Further, under the bankruptcy laws, TVGateway could be precluded from taking actions relating to the joint venture that could affect the estate of the bankrupt partner without the prior approval of the bankruptcy court, which would, in most cases, entail prior notice to the other members and a hearing in bankruptcy court. The requirement to obtain court approval may delay or prevent actions TVGateway may want to take.

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

  •
  on November 9, 2000, a registration statement (Registration No. 333-49612) to register an additional 1,600,000 shares of common stock under our stock option plan; and

  •
  on November 29, 2000, a registration statement (Registration No. 333-35936) under the Securities Act for resale of 250,000 shares of common stock that we issued to shareholders of Digital Video Arts, Inc., a California corporation we acquired in April 2000.

  •
  on April 5, 2001, a registration statement (Registration No. 333-58346) to register 750,000 shares of common stock under our 2001 Employee Stock Purchase Plan.

  •
  on June 11, 2001, a registration statement (Registration No. 333-62810) to register an additional 932,328 shares of common stock under our Stock Option Plan.

  •
  on June 13, 2001, a registration statement (Registration No. 333-62888) under the Securities Act for resale of 100,000 shares of common stock that we issued to shareholders of Digital Video Art, Inc.

Legislative actions, higher insurance cost and potential new accounting pronouncements are likely to cause our operating expenses to increase and impact our future financial position and results of operations.

        In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by NASDAQ, and proposed accounting changes by the Securities and Exchange Commission, we may be required to enhance our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our operating expenses to increase. Insurers are also likely to increase premiums as a result of higher claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors' and officers' insurance policies, are likely to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

        Interest Rate Risk.    Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure to any one issue, issuer and type of investment.

        As of December 31, 2002, our cash and cash equivalents and investments consisted of $3,807, most of which were cash equivalents having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the year ended December 31, 2002 would have decreased by less than $91. This estimate assumes that the decrease occurred on the first day of 2002 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our investments.

        Foreign Currency Exchange Risk.    Although we transact business in various foreign countries, the principal portion of our business is in the United States and substantially all of our revenues and costs to date have been denominated in U.S. dollars. As a result, adverse movements in foreign currency exchange rates would not have a material adverse effect on us.

Item 8.

WORLDGATE COMMUNICATIONS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

To the Board of Directors
of WorldGate Communications, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 41 present fairly, in all material respects, the financial position of WorldGate Communications, Inc. and its subsidiaries at December 31, 2001 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) on page 42 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Notes 2 and 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

PricewaterhouseCoopers LLP
Philadelphia, PA
February 14, 2003

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	December 31
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$3,356	$589
Short-term investments	11,257	3,218
Accounts receivable less allowance for doubtful accounts of $996 in 2001 and $1,596 in 2002	4,274	2,593
Inventory	6,976	3,962
Prepaid and other assets	275	281

Total current assets	26,138	10,643

Property and equipment	5,867	5,109
Less: accumulated depreciation and amortization	(2,157)	(2,605)
Property and equipment, net	3,710	2,504
Deposits and other assets	938	872
Goodwill	3,006	—

Total assets	$33,792	$14,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion, notes payable	$1	$50
Accounts payable	689	1,228
Accrued expenses	1,658	779
Accrued compensation and benefits	1,557	1,132
Contractual obligations related to equity financing	4,167	3,283
Deferred rent credit, current and other	110	87

Total current liabilities	8,182	6,559
Deferred rent credit	195	165

Total liabilities	8,377	6,724

Commitments and contingencies
Stockholders' equity:
Preferred Stock, $.01 par value, 13,500,000 shares authorized	—	—
Class A Common Stock, $0.01 par value; 50,000,000 shares authorized, 23,565,295 and 23,577,963 shares issued and outstanding at December 31, 2001 and 2002	236	236
Additional paid-in capital	193,488	194,391
Warrant for Class A Common Stock	1,911	1,911
Accumulated deficit	(170,028)	(189,238)
Unearned stock-based compensation	(192)	—
Less Treasury Stock, at cost—500,000 shares as of December 31, 2002	—	(5)

Total stockholders' equity	25,415	7,295

Total liabilities and stockholders' equity	$33,792	$14,019

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2000	2001	2002
Revenues:
Equipment product revenues earned from third parties	$5,017	$4,138	$933
Equipment product revenues earned from related parties	7,871	1,369	15
Service fee revenues earned from third parties	854	1,001	954
Service fee revenues earned from related parties	5,499	10,339	11,976

Total revenues	19,241	16,847	13,878

Costs and expenses:
Cost of product revenues	20,314	8,770	4,537
Cost of consulting revenues	4,849	10,343	11,284
Engineering and development (excluding depreciation and amortization amounts of $475, $1,005 and $597, respectively).	21,734	12,894	7,705
Sales and marketing (excluding depreciation and amortization amounts of $241, $308 and $221, respectively).	12,779	6,770	2,585
General and administrative (excluding depreciation and amortization amounts of $179, $198 and $340, respectively).	10,507	7,629	3,069
Depreciation and amortization	895	1,511	1,158
Goodwill impairment	—	—	3,006

Total costs and expenses	71,078	47,917	33,344

Loss from operations	(51,837)	(31,070)	(19,466)
Interest and other income	3,562	1,027	462
Interest and other expense	(72)	(303)	(206)
Loss from unconsolidated entity	(1,250)	(1,000)	—

Net loss	$(49,597)	$(31,346)	$(19,210)

Net loss per common share (Basic and Diluted)
Net loss	$(2.23)	$(1.33)	$(0.81)

Weighted average common shares outstanding (Basic and Diluted)	22,246,143	23,501,543	23,573,935

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(DOLLARS AND SHARES IN THOUSANDS)

	Common Stock
							Treasury Stock
			Additional Paid-In Capital	Warrants for Class A Common Stock	Accumulated Deficit	Unearned Stock-based Compensation			Totals Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance at December 31, 1999	21,488	$215	170,592	$1,911	$(89,085)	$(976)			$82,657
Authorization of deferred Compensation						396			396
Sale of Common Stock	1,531	15	19,482						19,497
Issuance of Common stock in Acquisition of DVA Inc.	119	1	2,498						2,499
Exercise of Stock Options	114	2	327						329
Other	26
Net Loss for the year					(49,597)				(49,597)

Balance at December 31, 2000	23,308	233	192,899	1911	(138,682)	(58)			55,781

Authorization of deferred						388			388
Sale of Common Stock	11		31						31
Issuance of Common stock in Acquisition of DVA Inc.	231	3	387						390
Exercise of Stock Options	15		44						44
Other			127						127
Net Loss for the year					(31,346)				(31,346)

Balance at December 31, 2001	23,565	236	193,488	1,911	(170,028)	(192)			25,415

Authorization of deferred Compensation						192			192
Sale of Common Stock	13		15						15
Exercise of Stock Options
Acquisition of Treasury Stock							(500)	(5)	(5)
Other			888						888
Net Loss for the year					(19,210)				(19,210)

Balance at December 31, 2002	23,578	$236	194,391	$1,911	(189,238)	$—	(500)	$(5)	7,295

The accompanying notes are an integrated part of these consolidated financial statements

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	2000	2001	2002
Cash flows from operating activities:
Net loss	$(49,597)	$(31,346)	$(19,210)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	654	1,150	1,158
Bad debt expense	1,300	1,502	628
Provision for inventory	—	1,307	2,209
Amortization of deferred compensation	396	388	192
Amortization of Goodwill	241	361	—
Impairment of Goodwill	—	—	3,006
Loss on the disposition of fixed assets	—	63	150
Non-employee stock compensation expense	3,454	—	—
Loss from investment in unconsolidated entity	1,250	1,000	—
Changes in operating assets and liabilities:
Accounts receivable	(4,569)	1,228	1,053
Inventories	(5,664)	2,981	805
Prepaid and other assets	(492)	1,981	60
Accounts payable	(728)	(1,398)	539
Accrued expenses	1,223	(53)	(879)
Accrued compensation and benefits	2,813	(3,210)	(425)
Other liabilities	(30)	50	(53)

Net cash used in operating activities	(49,749)	(23,996)	(10,767)

Cash flows from investing activities:
Capital expenditures	(2,324)	(1,451)	(112)
Proceeds from maturities of short-term investments, net	40,324	14,833	8,039
Investment in unconsolidated entity	(1,250)	(1,000)	—
Proceeds from sale of equipment	—	34	10
Net cash acquired—acquisition of DVA	63	—	—

Net cash provided by investing activities	36,813	12,416	7,937

Cash flows from financing activities:
Proceeds from issuance of common stock	24,530	31	15
Proceeds from exercise of stock options	329	44	—
Proceeds from issuance of notes payable	—	—	443
Repayment of notes payable—DVA Shareholders	—	(5,134)	—
Repayments of capital leases and notes payable	(764)	(420)	(395)

Net cash provided by (used in) financing activities	24,095	(5,479)	63

Net increase (decrease) in cash and cash equivalents	11,159	(17,059)	(2,767)
Cash and cash equivalents, beginning of period	9,256	20,415	3,356

Cash and cash equivalents, end of period	$20,415	$3,356	$589

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except for per share amounts)

1.    Organization

        WorldGate Communications, Inc. ("WorldGate" or "the Company") provides a television service that delivers Internet access and interactivity through cable television systems. The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company accounts for its investment in the TVGateway joint venture under the equity method.

2.    Summary of Significant Accounting Policies

  Operations and Liquidity

        As of December 31, 2002 the Company had cash, cash equivalents and short-term investments of $3,807. The operating cash usage for the twelve months ended December 31, 2002 was $10,767. In October 2002, the Company announced multiple actions which it believes will further reduce operating expenses and increase operating efficiencies. These actions included a reduction in work force as well as the implementation of an agreement with TVGateway to transfer to TVGateway certain WorldGate employees and functions that WorldGate is currently providing for TVGateway. The transfer was substantially finalized by the Company and TVGateway during the first quarter 2003. As a result, WorldGate's revenue attributable to the transitioned service will be reduced, as will be the corresponding expense of providing the service. As such, WorldGate's Consolidated Statement of Operation will be negatively impacted in that it will have less revenues, cost of sales and resulting profit from providing these services and potentially there will be some overhead which cannot be reduced or otherwise allocated and which was previously passed on to TVGateway. Based on the Company's current operating budget and cash flow projections for 2003, we believe that we have sufficient cash and short-term investments to fund our operations into the summer of 2003. As a strategy employed by the Company to obtain additional funding to continue operations beyond this period, the Company filed a registration statement with the SEC for a stock rights offering as described in more detail in Note 17 to Condensed Financial Statements. There is no guarantee when the registration statement will be declared effective and as to the level of the participation or the amount of proceeds, if any, to be received in connection with the rights offering.

        The Company has virtually no outstanding debt and its assets are not pledged as collateral. The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all. The Company also has the ability to further reduce its workforce and scale back on capital and operational expenditures to decrease cash burn. The Company however can provide no assurance that such reductions in cash spending, if they are made, will extend the Company's operations.

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

  Short-Term Investments

        Short-term investments consist of debt securities with original maturities greater than three months and less than one year. All such debt securities are classified as available for sale. Available for sale securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). As of December 31, 2001 and 2002, the fair market value of available for sale securities equaled the carrying value. Gains or losses on securities sold are based on the specific identification method.

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

        Qualified internally developed software costs for internal use are capitalized subsequent to both the preliminary project stage and when management has committed to funding, in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed and obtained for Internal Use." The external direct costs of software, materials and services directly associated with the project are capitalized. Upon completion, internally developed software costs are depreciated over their estimated useful life of three years. The Company capitalized software development costs of $276 and $5 during the years ended December 31, 2001 and 2002, respectively.

  Goodwill

        Goodwill in the amount of $3,608 was recorded in connection with the Company's acquisition of Digital Video Art, Inc. ("DVA") and represents the excess of cost over the fair value of net assets acquired. In 2000 and 2001, goodwill was amortized using the straight-line method over ten years. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS")

No. 142, "Goodwill and Other Intangible Assets." This pronouncement changes the accounting for goodwill and intangible assets with indefinite lives from an amortized method to an impairment approach. SFAS No. 142 requires that goodwill and intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. The Company's transitional impairment test, measured as of January 1, 2002, did not result in an impairment loss. However, as described in Note 5, an impairment of our goodwill was recorded in the second quarter of 2002.

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

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.

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

  Advertising Costs

        Advertising costs, included in sales and marketing expense, are expensed in the period incurred. Advertising expenses were $1,177, $714 and $298 for the years ended December 31, 2000, 2001 and 2002, respectively.

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

  Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has presented the required SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," pro forma disclosure in the table below.

        At December 31, 2002, the Company had stock based compensation plans, which are described separately in Note 8. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company's fixed stock based compensation. Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company's net loss would have been increased to the following pro forma amounts:

	Year Ended December 31
	2000	2001	2002
Net loss, as reported	$(49,597)	$(31,346)	$(19,210)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	396	388	192
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax of $0	(6,115)	(7,456)	(4,631)
Pro forma net income	$(55,316)	$(38,414)	$(23,649)

Net loss per share:
Basic and diluted—as reported	$(2.33)	$(1.33)	$(0.81)

Basic and diluted—pro forma	$(2.49)	$(1.63)	$(1.00)

        Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

  Net Loss Per Share (Basic and Diluted)

        Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options and warrants. The number of potential common shares which would have been assumed to be converted in the years ended December 31, 2000, 2001 and 2002 have a dilutive effect if the Company had income from continuing operations is 8,310,197, 5,540,056 and 6,001,324, respectively.

  Comprehensive Loss

        As it relates to the Company, components of comprehensive loss include net loss and unrealized gains and losses on available for sale securities. For the years ended December 31, 2000, 2001 and 2002, Net loss and comprehensive loss were identical because the carrying value of the Company's available for sale securities equaled the fair market value of such securities.

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

        Accounts receivables consist of receivables from cable operators and TVGateway. Furthermore, a significant portion of our revenues is generated outside the U.S. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company has established allowances for potential credit losses and such losses have not exceeded management expectations.

        Accounts receivable from major customers in excess of 10% of total accounts receivable were as follows:

Customer	2001	2002
A	11%	12%
B	2%	3%
C	—	21%
D	—	13%
E	14%	—
F	16%	24%
G	16%	1%

	59%	74%

        Sales to major customers, in excess of 10% of total revenues, were as follows for each of the years ended December 31:

Customer	2000	2001	2002
A	28%	60%	84%
B	33%	1%	3%

	61%	61%	87%

        Revenues by geographic area are attributed to the United States and to all foreign countries based on customer locations as follows:

	2000	2001	2002
	(dollars in thousands)
United States	$16,496	$12,794	$13,289
Other North America (including Latin America)	1,897	659	489
South America	408	2,293	11
Asia	366	32	3
Europe	74	1,069	86

Total	$19,241	$16,847	$13,878

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

  Recent Accounting Pronouncements

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires, among other things, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its useful life. SFAS No. 143 was adopted by the Company on January 1, 2003 and did not have an impact on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS No. 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS No. 112, "Employer's Accounting for Post-employment Benefits," and asset impairments governed by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 146 was adopted by the Company on January 1, 2003 and did not have an impact on the Company's financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based compensation. The statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. While SFAS No.148 does not amend SFAS No.123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No.148 are applicable to all companies with employee stock-based compensation, regardless of whether they account for that compensation using the fair value method of SFAS No.123 or the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees". The transition guidance and annual disclosure provisions of SFAS No.148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for interim periods beginning after December 15, 2002. We adopted the annual disclosure provisions as of December 31, 2002 and the interim disclosure provisions will be adopted during the first quarter of 2003.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company is currently assessing, but at this point does not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on the financial position, cash flows or results of operations of the Company.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management is currently assessing the impact of the new standard on our financial statements.

3.    Inventories

        Inventories as of December 31, 2001 and 2002 are summarized as follows:

	2001	2002
	(Dollars in Thousands)
Raw material	$4,813	$2,479
Work-in-progress	19	2
Finished goods	1,013	865
Inventory held by customers and vendors	1,131	616

Inventory	$6,976	$3,962

        During the years ended December 31, 2001 and 2002, as a response to the continued slow economy, turmoil in the cable industry and the Company's slower than expected deployment of WorldGate's ITV products and services, the Company periodically re-evaluated its inventory and determined that it was in excess of foreseeable needs and should be resold. The carrying values of the inventory that were identified to be used in operations were written down to market value. Total charges to reduce the carrying amount of inventory to the lower of cost of market was $0, $1,307 and $2,209 during the years ended December 31, 2000, 2001 and 2002, respectively.

        These non-cash charges are included in the "cost of equipment product revenues" line item on the consolidated statements of operations.

4.    Property and Equipment

        Property and equipment consist of the following at December 31, 2001 and 2002:

	2001	2002
	(Dollars in Thousands)
Computer equipment and internally developed software	$1,673	$1,623
Office equipment	1,267	1,297
Furniture and fixtures	1,335	1,317
Trade show exhibits	730	13
Leasehold improvements	840	837
Capital leases:
Equipment	22	22

	5,867	5,109
Less accumulated depreciation and amortization:
Property and equipment	(2,137)	(2,583)
Capital leases	(20)	(22)

Property and equipment, net	$3,710	$2,504

        Depreciation and amortization on property and equipment in the amount of $654, $1,150 and $1,158 was recorded during the three years ending December 31, 2002.

5.    Goodwill

        The Company had goodwill of $3,608 and accumulated amortization of $602 at December 31, 2001. In accordance with SFAS No. 142, no goodwill amortization expense was recognized during the twelve month period ended December 31, 2002. During the second quarter of 2002, in an effort to cut costs and achieve operational efficiencies, the Company commenced the termination of all personnel of the former Digital Video Art, Inc. ("DVA") who performed engineering development services. In conjunction with this action, it was determined that the carrying amount of the Company's remaining goodwill exceeded its fair value. As such, the Company measured the impairment loss by the amount the carrying value exceeded the implied fair value of the goodwill. The amount of the non-cash impairment loss was $3,006. The fair value of goodwill was estimated using the expected present value of future cash flows. The change in the carrying amount of goodwill for the twelve months ended December 31, 2002, is as follows:

	Goodwill	Accumulated Amortization	Carrying Value
Balance as of January 1, 2002	$3,608	$602	$3,006
Impairment loss	(3,608)	(602)	(3,006)

Balance as of December 31, 2002	$0	$0	$0

        The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for the previous periods presented:

	Year Ended December 31,
	2000	2001	2002
Reported net loss	$(49,597)	$(31,346)	$(19,210)
Add back: Goodwill amortization	241	361	0
Adjusted net loss	$(49,356)	$(30,985)	$(19,210)
Basic and diluted earnings per share:
Reported net loss	$(2.23)	$(1.33)	$(0.81)
Goodwill amortization	.01	.01	.00
Adjusted net income	$(2.22)	$(1.32)	$(0.81)

6.    Financing Agreements

        At December 31, 2001, the remaining equipment notes payable balance totaled $1. This balance was paid subsequent to year end.

        During 2002, the Company financed its Directors and Officers' Insurance Policy. At December 31, 2002, the remaining unpaid portion of the note payable totaled $50. This balance was paid subsequent to year end. The weighted average interest rate on the outstanding note payable borrowing for the year ended December 31, 2002 was 4.78%.

7.    Income Taxes

        The significant components of deferred tax assets at December 31, 2001 and 2002 are as follows:

	2001	2002
	(Dollars in Thousands)
Federal tax loss carryforward	$50,741	$58,419
State tax loss carryforward	4,759	6,750
Property and equipment	2,023	1,066
Research and experimentation credit	1,958	2,284
Officers' compensation, accrued expenses and other	670	342
Bad debt expense	1,199	633
Compensation on non-qualified stock options	—	—

	61,350	69,494
Less: valuation allowance	(61,350)	(69,494)

	—	—

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

        At December 31, 2002, the Company had a net operating loss carryforward of approximately $171,822 for federal tax purposes, expiring between 2012 and 2022 if not utilized. The net operating loss carryforward for state tax purposes is approximately $67,568, which will expire in 2012. These carryforwards may be applied as a reduction to future taxable income of the Company, if any. The state net operating loss carryforwards are limited by state tax law to a maximum utilization of $2,000 per year. The Company also has research and experimentation credit carryforwards of approximately $2,284, expiring between 2012 and 2022. The Company's ability to utilize its net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior or future changes in ownership and tax law as defined under Section 382 of the Internal Revenue Code of 1986. Such limitations are based on the market value of the Company at the time of ownership change multiplied by the long-term exempt note supplied by the Internal Revenue Service.

8.    Stockholders' Equity

  Preferred Stock

        The Company has the authority to issue from time to time up to an aggregate of 13,500,000 shares of preferred stock in one or more classes or series and to determine the designation and the number of shares of any class or series as well as the voting rights, preferences, limitations and special rights, if any, of the shares of any class or series. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of our company. There are no shares of preferred stock outstanding.

  Warrants

        In connection with the issuance of notes payable in March 1999 (that have since been repaid), the holders of the notes received warrants to purchase up to 331,490 shares of common stock, subject to adjustment, at an exercise price of $16.50 per share, subject to adjustment. The warrants expired unexercised in March 2002.

        In August 2000, the Company issued warrants to the TVGateway partners as part of the TVGateway Joint Venture more fully described in Note 13. These warrants may be exercised to purchase in the aggregate up to 1,500,000 shares of common stock at an exercise price of $24.78 and up to 500,000 additional shares of common stock at an exercise price of $12.39. The warrants are subject to vesting at varying rates based on the deployment of the Company's Internet TV service on each operator's digital cable systems. At December 31, 2002, none of the warrants have vested.

        In November 2000, we entered into a deployment agreement with AT&T Broadband to deploy the Company's interactive services to AT&T digital customers in Cedar Falls and Waterloo, Iowa and Tacoma, Washington. As part of this agreement, the Company issued warrants to AT&T to purchase up to 1,000,000 shares of the Company's common stock at a per share exercise price of $16.02. The warrants are subject to vesting at varying rates based on the deployment of the Company's Internet TV service on AT&T's digital cable systems. At December 31, 2002, none of the warrants have vested.

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

        Unearned compensation expense of approximately $1,133 and $340 was recorded, for certain options which were granted to employees in 1998 and 1999, respectively, at below the estimated fair value at the time of grant, to acquire 213,343 and 39,058 shares of common stock, respectively. The compensation expense is being recognized over a four-year vesting period. No such options were granted during 2000, 2001 and 2002. Compensation expense of approximately $396, $388 and $192 was recognized in 2000, 2001 and 2002, respectively, related to these grants. As of December 31, 2002, no compensation expense remains to be recognized.

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

        The weighted-average fair value of the options granted was $14.33, $2.29 and $1.47 per option during the years ended December 31, 2000, 2001 and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes minimum value option valuation model. The following weighted-average assumptions were used for grants in 2000, 2001 and 2002, respectively: expected volatility of 80%, 100% and 100%; average risk-free interest rates of 6.1%, 4.83% and 4.69%; dividend yield of 0%; and expected lives of 5.5, 5.0 and 5.8 years.

  Stock Option Plan, continued

        A summary of the Company's stock plan is presented below:

	Stock Options	Weighted-Average Exercise Price
Outstanding, December 31, 1999	1,171,585	$13.18
Granted	1,736,663	$17.91
Exercised	(127,549)	2.29
Cancelled/forfeited	(181,266)	18.77

Outstanding, December 31, 2000	2,599,433	$15.99

Granted	1,456,640	$3.02
Exercised	(15,449)	2.89
Cancelled/forfeited	(1,832,058)	17.92

Outstanding, December 31, 2001	2,208,566	$5.93

Granted	1,548,494	$1.84
Exercised	—	—
Cancelled/forfeited	(755,736)	4.02

Outstanding, December 31, 2002	3,001,324	$4.29

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 0.49 - $ 2.25	1,063,394	8.4	$1.80	433,320	$1.97
$ 2.40 - $ 3.01	1,217,626	8.5	2.67	247,034	2.73
$ 4.16 - $ 8.25	500,896	7.0	5.51	310,820	5.19
$16.50 - $22.88	136,186	6.8	19.14	87,426	18.85
$23.57 - $41.13	83,222	7.4	28.25	41,938	28.34

	3,001,324	8.1	$4.29	1,120,538	$5.33

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

  Employee Stock Purchase Plan

        In October 2001, our shareholders approved the WorldGate 2001 Employee Stock Purchase Plan that provides eligible participants with the opportunity to periodically acquire shares of our common stock through payroll deductions. Eligible participants may contribute up to fifteen percent of their compensation towards the purchase of our common stock. At the end of each calendar quarter, the contributions of the participants are used to purchase shares of the Company's common stock at the lower of eighty-five percent of the market price of our common stock: (i) at the beginning of each calendar quarter or (ii) at the end of each calendar quarter. A maximum of 750,000 shares of the Company's common stock (plus an annual increase of 375,000 shares) may be purchased in the aggregate by participants in the Stock Purchase Plan.

        During 2001 and 2002, the Company sold 10,697 and 12,668 shares of common stock under the Stock Purchase Plan for proceeds of $31 and $15, respectively.

9.    Agreement with Argentine customer

        In 2001, the Company sold $742 worth of deployment equipment, keyboards and other items to a cable operator in Argentina who at the time, was not experiencing economic difficulties. Shortly after the sale, the country of Argentina encountered economic difficulties that adversely affected our Argentine customer's financial position. Our Argentine customer made a $400 payment on the equipment purchased but was having difficulties satisfying the remaining unpaid portion of their invoice. During the second quarter of 2002, after further negotiations with our Argentine customer, the Company believed that the best course of action to salvage value from the remaining $342 unpaid balance was to agree to a cash payment of $55, take back a portion of the keyboards previously sold worth $150 which was recorded as a reduction in revenues, and write off the remaining unsatisfied portion of their invoice of $137 through general and administrative expense. The keyboards taken back from our customer can be resold to other cable operators in Spanish speaking countries. It is not a normal policy or practice of the Company to take back inventory previously sold; it was done only due to the extenuating circumstances. Our Argentine customer has made the cash payment stipulated in the agreement and is now paying their monthly service fees on a regular basis.

10.    Net Loss Per Share

        The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Years Ended December 31
	2000	2001	2002
Net loss	$(49,597)	$(31,346)	$(19,210)

Basic loss per average common share:
Weighted average shares outstanding	22,246,143	23,501,543	23,573,935
Net loss	$(2.23)	$(1.33)	$(0.81)
Diluted loss per average common share:
Weighted average shares outstanding	22,246,143	23,501,543	23,573,935
Net loss	$(2.23)	$(1.33)	$(0.81)

11.    Commitments and Contingencies

  Leases

        The Company has entered into non-cancelable operating leases for its office facilities and certain equipment.

        The future minimum rental commitments under non-cancelable capital leases and operating leases for each fiscal years ended December 31 are as follows:

Fiscal Year	(Dollars in Thousands)
2003	$909
2004	927
2005	945
2006	963
2007	981
Thereafter	1,485

$6,210

        Total rent expense for operating leases for the years ended December 31, 2000, 2001 and 2002 amounted to approximately $1,361, $1,785 and $1,442, respectively.

        See Note 13 regarding the commitments the Company has in its agreements with certain cable operators.

12.    Related Party Transactions

        In 1997, the Company entered into an affiliation agreement with a cable operator who is an investor. Revenues recognized from this investor were approximately $6,362, $242 and $387 for the years ended December 31, 2000, 2001 and 2002, respectively. Accounts receivable amounted to approximately $73 and $97 at December 31, 2001 and 2002, respectively.

12.    Related Party Transactions (Continued)

        The Company has agreements with some investors to provide engineering and development support. As a result of these agreements, the Company has expensed approximately $7,499, $1,379 and $1,837 for the years ended December 31, 2000, 2001 and 2002, respectively. Accounts payable amounted to approximately $733 and $468 at December 31, 2001 and 2002, respectively. These stockholders are suppliers of technology and components for the Company's products and services. The agreements the Company has with these investors provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company's engineering efforts. These agreements do not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company.

        In 1998, the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. Included in Deposits and other is approximately $900 related to this lease.

13.    TVGateway Joint Venture and Related Cable Operator Agreements

  TVGateway Joint Venture

        On July 24, 2000, the Company formed a separate joint venture, TVGateway, LLC, with four cable operators.

        As part of this venture WorldGate entered into a management agreement with TVGateway to provide engineering, operations and administrative support services. In addition to providing for the terms and conditions under which such services were to be provided the management agreement contained a provision providing for WorldGate and TVGateway to cooperate to transition to TVGateway some or all of the support services being provided by WorldGate and/or the employees providing these services. In addition, this provision required WorldGate to remain available to provide support services until July 24, 2005. During 2002 WorldGate and TVGateway agreed to commence the transition of services pursuant to this provision. In addition, the parties agreed that the management agreement shall be of no further force and effect with respect to the services that are transferred as of the completion of the specific transfers. The companies substantially completed this transition in first quarter 2003 and accordingly, WorldGate has now been relieved of any continuing obligation to provide such transitioned services.

        As part of its settlement with TVGateway the Company received from TVGateway a cash payment of $2,400. This amount largely comprises payment of receivables balance as of December 31, 2002 in the amount of $1,089, payment of January 2003 service fees in the amount of $300 and other payments largely related to our January 2003 sale of certain equipment and inventory in the approximate amount of $1,000.

        Charges for such services, which are included in service fee revenue, totaled $5,344, $9,982, and $11,484 for the years ended December 31, 2000, 2001 and 2002, respectively. In addition, product sales to TVGateway totaled $70, $961, and $92 for the years ended December 31, 2000, 2001 and 2002, respectively. Accounts Receivable from TVGateway amounted to $559 at December 31, 2001 and $1,089 at December 31, 2002. WorldGate is accounting for its 22% investment in the joint venture under the equity method.

        The Company's share of TVGateway losses to date have exceeded our investment, and given that the Company is not contemplating additional investment in TVGateway, nor is there any requirement for WorldGate to invest further in TVGateway, we do not foresee any additional losses to the Company as a result of growing TVGateway losses. TVGateway continues to develop the guide products and it is envisioned that the partner MSOs will deploy the product though it is unclear as to when this might happen and the level of deployment the MSOs will commit to TVGateway. It should also be understood that the cable operators continue to use competitive guide products and there is no certainty that they will convert some of these competitive products to TVGateway. TVGateway is fully dependent on funding from its MSO owners and to the extent one or more of the partners decides not to provide additional funding this could impact on the viability of TVGateway.

        Summarized financial information for the Company's investment in the TVGateway joint venture, accounted under the equity method is summarized below:

TVGateway LLC	2001	2002
	(Dollars in thousands)
Total assets	$5,314	$4,265
Current liabilities	129	1,207
Members' interest	$5,185	$3,058
	Year Ended December 31,
TVGateway LLC
	2000	2001	2002
	(Dollars in thousands)
Net sales	$2	$339	$705
Loss from operations	(5,381)	(9,819)	(11,953)
Net loss	$(5,287)	$(9,716)	$(11,877)

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

  Related Cable Operator Agreements

        Concurrent with the formation of the TVGateway joint venture, the Company entered into multi-year agreements with four cable operators for the digital deployment of the Company's ITV- service to a predetermined number of households. In addition to the deployment agreements, the cable providers purchased an aggregate of 1,531,211 shares of the Company's Common Stock yielding proceeds to the Company of $24,530. These same cable operators were issued warrants to purchase additional shares of Common Stock which will vest at varying rates based on the deployment of the Company's ITV-SM- service on the cable operator's digital cable system.

        Furthermore, the Company entered into a supply agreement with the cable operators whereby the Company agreed to supply these cable operators, on a pro rata basis, products that pertain to the development and deployment of the WorldGate service. The Company initially recorded a liability in the amount of $5,110 related to this obligation. The recorded amount was based on the Company's best estimate of what it would cost to satisfy the contractual obligation to the various cable operators. The Company's policy has been not to adjust the liability after it had been established. Any future change in the contractual obligation liability would be a reclassification to additional paid in capital. When equipment credits are utilized by the cable operators, the value of the equipment is reflected in its entirety in the cost of revenues. The equipment credit expires on August 24, 2003. At December 31, 2002, the Company had a remaining liability of $3,283 for the anticipated cost of satisfying this obligation.

        In December 2002, WorldGate entered into a settlement agreement with CoxCom, Inc., of the cable operator joint venture partners, stemming from a Term Sheet entered into by the two parties on July 24, 2000 whereby, among other things, CoxCom had agreed to make the WorldGate service available to a specified number of two-way interactive digital homes passed. As the cable operator had not complied and no longer intended to comply with the provisions in the Term Sheet, a settlement was reached between the two parties whereby the cable operator paid the Company $300 in cash, returned 500,000 shares of common stock of WorldGate that it previously purchased, and cancelled their right to the remaining unused portion of the above-mentioned equipment credit. The cash received has been recorded as other income and the common stock returned is reflected in treasury stock. The Company also reduced its contractual liability in the amount of $801 (with an offsetting entry to additional paid in capital) due to the operator's cancellation of their right to the equipment credit.

14.    Digital Video Art, Inc. Acquisition

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

15.    Employee Benefit Plan

        In 2000, the Company established a Retirement Savings Plan that is funded by the participant's salary reduction contributions. All employees of the Company are eligible to participate in the plan upon joining the Company. The plan is intended to permit any eligible employee who wishes to participate to contribute up to 12% of the employee's compensation on a before-tax basis under Section 401(k) of the Internal Revenue Code. The plan provides for discretionary Company matching contributions and discretionary Company profit-sharing contributions. Contributions are invested, in such proportions as the employee may elect in any of 10 mutual investment funds. In 2001 and 2002, the Company made no discretionary profit-sharing contributions to the plan.

16.    Supplemental disclosure of cash flow information

	Year ended December 31,
	2000	2001	2002
	(dollars in thousands)
Cash paid for interest	$72	$93	$12

Non-cash investing and financing activities:
Issuance of common stock for Acquisition of business.	$2,500	$—	$—
Issuance of notes payable for acquisition of business	1,332	—	—
Establishment of contractual obligation related to equity financing	5,110	—	—
Utilization of contractual obligation related to equity financing	—	866	82
Settlement of contractual obligation related to equity financing	—	—	802
Acquisition of treasury stock resulting from settlement of contractual obligation	—	—	5
Issuance of common stock in payment of notes payable to DVA shareholders	—	390	—
Increase in notes payable to DVA shareholders from reduced valuation realized on common stock issued	—	738	—
Issuance of notes payable for Directors and Officers' insurance policy	—	—	443

17.    Recent Developments

        The Company filed a registration statement with the Securities and Exchange Commission on September 16, 2002 relating to a proposed distribution to its shareholders of subscription rights to purchase additional shares of common stock and warrants of the Company. The timing of any rights offering will, however, be dependent upon an evaluation of our stock price and other material factors. If the Company elects to proceed with the offering it is anticipated that each right will entitle the holder to purchase one share of the Company's common stock and a warrant to purchase one share of common stock at a subscription price to be determined. The Company does not know when the registration statement will be declared effective and there is no guarantee as to the level of the participation or the amount of the proceeds, if any, to be received in connection with the rights offering.

Supplemental Quarterly Data (unaudited):

	First	Second	Third	Fourth
	(dollars in thousands other than per share amounts)
2002
Net revenues	$3,176	$3,917	$4,296	$2,489
Loss from operations	(4,220)	(9,484)	(3,160)	(2,602)
Net loss	(4,155)	(9,479)	(3,163)	(2,413)
Basic and diluted net loss per common share	(0.18)	(0.40)	(0.13)	(0.10)
2001
Net revenues	4,080	4,776	3,795	4,195
Loss from operations	(9,897)	(9,078)	(7,575)	(4,520)
Net loss	(10,587)	(8,803)	(7,408)	(4,547)
Basic and diluted net loss per common share	(.45)	(.38)	(.31)	(.19)

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None

PART III

Item 10. Directors and Executive Officers of the Registrant.

        As of December 31, 2002 the executive officers and directors were as follows:

Name	Age	Position(s)
Hal M. Krisbergh(1)	55	Chairman of the Board of Directors and Chief Executive Officer
Gerard K. Kunkel	44	President
Joel Boyarski	56	Vice President, Chief Financial Officer
Joseph E. Augenbraun	38	Chief Technology Strategist
Randall J. Gort	53	Chief Legal Officer and Secretary
James E. McLoughlin	49	Vice President, Account Development and Marketing
Richard Westerfer	44	Chief Operations Officer
Steven C. Davidson(2)	50	Director
Clarence L. Irving, Jr.(1)	46	Director
Martin Jaffe(2)	57	Director
Jeff Morris(1)	50	Director
Lemuel Tarshis(2)	61	Director

(1)
Member of Compensation Committee

(2)
Member of Audit Committee

        Hal M. Krisbergh has served as our Chairman and Chief Executive Officer since our inception in March 1995. From September 1981 to September 1994, Mr. Krisbergh was an executive officer of General Instrument (now a part of Motorola, Inc.). Mr. Krisbergh served as President of General Instrument's Communications Division and, for the past 17 years, has been a well-known figure in the cable industry. He is a recognized leader in the development of addressable cable boxes, impulse pay-per-view, opto-electronics and digital audio technologies. In 1991, Mr. Krisbergh received cable television's prestigious Vanguard award. Prior to joining General Instrument, Mr. Krisbergh was employed by W. R. Grace & Co., Deloitte & Touche and Raytheon Company.

        Gerard K. Kunkel joined our company in February 1997, and was named President in August 2001. As President, Mr. Kunkel is responsible for the day-to-day operations of our ITV products and services business. Prior to becoming President Mr. Kunkel served as Vice President, Strategic Programs and later as Senior Vice President, Sales and Marketing. From May 1995 to February 1997, Mr. Kunkel was President of Broadband Applications Development Company, a developer of backoffice solutions for interactive television. From March 1993 to April 1995, he served as Vice President, Product Development of StarNet, Inc., a cable television technology and services company. From June 1991 to March 1993, Mr. Kunkel was President of The Kunkel Group. From May 1984 to June 1991, Mr. Kunkel was Director of Design and Electronic Publishing for PC MAGAZINE. For the period 1977 through 1984, Mr. Kunkel was an award winning art director for various New York City based magazines.

        Joel I. Boyarski joined our company in October 1999 and was named Vice President and Chief Financial Officer in September 2002. Prior to becoming Vice President and Chief Financial Officer, Mr. Boyarski served as General Manager of TVGateway, LLC from December 2001 until

September 2002 and as Vice President of Business Development for TVGateway, LLC from June 2000 until December 2001. From October 1999 to June 2000, he served as a consultant for our company. Prior to joining us, Mr. Boyarski was a business and financial consultant from June 1998 to October 1999, and for 23 years prior to June 1998, he held a variety of management positions at Joseph E. Seagram and Sons, Inc., including Vice President of Finance and Business Planning for several of Seagram's Domestic and International divisions including North America, Asia Pacific and Global Duty Free.

        Joseph E. Augenbraun joined our company in August 1995, and in February 2002, was named our Chief Technology Strategy Officer. During his tenure at our company, Mr. Augenbraun also served from August 1995 to January 1998 as Director of Subscriber Systems, from January 1998 to June 2000 as Vice President of Engineering and from June 2000 to February 2002 as Senior Vice President of Engineering. From August 1992 to August 1995, Mr. Augenbraun was a researcher for Hitachi's HDTV Advanced Television and Systems Laboratory. From November 1987 to August 1992, Mr. Augenbraun was on the engineering staff at Commodore-Amiga Inc. where he served in various capacities including Project Manager on the Amiga 1500 Computer System and lead designer in ASIC development.

        Randall J. Gort joined our company in August 1997 as Vice President, Legal and Corporate Affairs, General Counsel and Secretary. In January 2003 Mr. Gort became the Company's Chief Legal Officer. From July 1995 to August 1997, Mr. Gort was General Counsel, Secretary, and Director of Legal and Corporate Affairs for Integrated Circuit Systems, Inc. Mr. Gort was in private practice from August 1994 through June 1995. Prior to that time, from May 1987 through July 1994, he was an Associate General Counsel for Commodore International Ltd. Mr. Gort was with Schlumberger Ltd. from October 1982 through early 1987, originally as Senior Attorney and then as General Counsel, FACTRON Division. From April 1979 through October 1982, Mr. Gort was Counsel for various divisions of the 3M Company, including Medical and Surgical Products Divisions, Orthopedic Products Division, Electro-Mechanical Resources Division and 3M's four tape divisions.

        James E. McLoughlin joined our company in February 2001 and in January 2002 was named Vice President, Marketing, Business and Account Development. Prior to this position, Mr. McLoughlin served as Vice President, Sales and Marketing. From February 1981 through February 2001, Mr. McLoughlin was Vice President, Affiliate Operations for Home Box Office, where he was responsible for sales and marketing of premium television services to affiliated cable television companies.

        Richard Westerfer joined our company in February 2000 as Vice President of Engineering. In December of 2000, Mr. Westerfer became Senior Vice President of Operations. He served in this position until April 2002, when he became Chief Operations Officer of WorldGate. Prior to joining us, from 1979 to February 2000, Mr. Westerfer served as the Senior Director of Engineering for General Instruments (now a part of Motorola, Inc.).

        Steven C. Davidson has been a member of our board of directors since April 2002. From 1979 until his retirement in April 2002, Mr. Davidson held various executive positions with HBO, Inc., most recently serving as senior vice president and general manager of affiliate operations.

        Clarence L. Irving, Jr. has been a member of our board of directors since July 2000. He has been President and Chief Executive Officer of Irving Information Group, a consulting services firm, since October 1999 and has served as a director of Covad Communications Group, Inc. since April 1999. On August 15, 2002, Covad Communications Group, Inc. filed a voluntary petition for relief under Chapter 11 of the Federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware. Mr. Irving served as Assistant Secretary of Commerce to the United States Department of Commerce from June 1993 to October 1999.

        Martin Jaffe has been a member of our board of directors since April 2002. Since January 2002, Mr. Jaffe has been the Chief Operating Officer, Managing Director and Founder of Silvercrest Asset Management Corporation. From November 2000 until September 2001, Mr. Jaffe was Chief Financial Officer of Credit Suisse Asset Management Corporation, and from 1981 until November 2000, Mr. Jaffe was Chief Operating Officer of Donaldson, Lufkin & Jenrette Asset Management Group.

        Jeff Morris has been a member of our board of directors since April 2001. Since April 2001, Mr. Morris has been the President of Digital Media Consulting, a new media consulting company. From July 2000 to April 2001, he was President and Chief Executive Officer of Yack, Inc., an Internet events and program guide. Mr. Morris is a veteran of the cable television industry, including a fifteen-year tenure from 1984 through 2000 at Showtime Networks, Inc., where his last position was Senior Vice President of New Media and Technology Development.

        Lemuel Tarshis has been a member of our board of directors since April 2001. Since August 1991, Dr. Tarshis has been a director for the Alliance for Technology Management at the Stevens Institute of Technology. In addition, he recently worked as a consultant for Lucent Technologies Inc., Tyco International (US) Inc., GTECH, Inc., AT&T Corporation, Aequus Technologies, LLC and Verizon Communications, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based solely on our review of those documents received by us, and written representations, if any, received from reporting persons with respect to the filing of reports on Form 3, 4 and 5, we believe that all filings required to be made by the reporting persons for fiscal year 2002 were made on a timely basis.

Item 11. Executive Compensation.

        The following table sets forth information concerning compensation paid with respect to our chief executive officer and four other most highly compensated officers who were serving as such as of

December 31, 2001, each of whose aggregate compensation for fiscal 2001 exceeded $100,000, for services rendered in all capacities for us and our subsidiaries.

SUMMARY COMPENSATION TABLE
FISCAL YEARS 2002, 2001 and 2000

		Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus		Securities Underlying Options (#)	All Other Compensation
Hal M. Krisbergh Chairman and Chief Executive Officer	2000 2001 2002	$ $ $	337,080 337,080 337,080	$ $ $	148,769 151,650 37,913	20,000 160,000 80,000	— —
Gerard K. Kunkel President	2000 2001 2002	$ $ $	175,280 212,036 250,962	$ $ $	61,348 63,925 19,788	24,000 200,000 24,000	— —
Richard Westerfer Chief Operations Officer	2000 2001 2002	$ $ $	132,693 184,500 214,616	$ $	37,212 35,467 17,145	— 161,000 49,000	— — —
Joseph E. Augenbraun Chief Technology Strategist	2000 2001 2002	$ $ $	177,660 190,800 197,750	$ $ $	53,298 66,800 15,796	22,000 125,333 24,000	— — —
Randall J. Gort Chief Legal Officer	2000 2001 2002	$ $ $	171,774 187,650 200,769	$ $ $	54,748 63,925 15,831	24,000 127,333 24,000	— — —

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

        We have a Retirement Savings Plan that is funded by the participants' salary reduction contributions. All our employees are eligible to participate in the plan upon joining WorldGate. The plan is intended to permit any eligible employee who wishes to participate to contribute up to 12% of the employee's compensation on a before-tax basis under Section 401(k) of the Internal Revenue Code, subject to certain limitations. The plan provides for discretionary Company matching contributions that are to be made in proportion to each employee's contribution as well as discretionary Company profit-sharing contributions, subject to certain limitations. Discretionary Company matching contributions and profit-sharing contributions vest based upon the employee's length of service and are payable upon an employee's retirement, death, disability or termination of employment or, under specified circumstances, upon an employee's immediate and heavy financial emergency. Contributions are invested, in such proportions as the employee may elect in any of 10 mutual investment funds. In 2002, we made no discretionary profit-sharing contributions to the plan.

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

        The following table presents information regarding options granted to our named executive officers during fiscal 2002 to purchase shares of our Common Stock. In accordance with SEC rules, the table shows the hypothetical "gains" or "option spreads" that would exist for the respective options based on assumed rates of annual compound stock price of 5% and 10% from the date the options were granted over the full option term.

Options/SAR Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/SH)	Expiration Date	5% ($)	10% ($)
Hal M. Krisbergh Chairman and Chief Executive Officer	80,000	5.2%	$1.59	5/20/12	80,000	203,200
Gerard K. Kunkel President	24,000	1.6%	2.40	4/30/12	36,480	92,160
Richard Westerfer Chief Operations Officer	49,000	3.2%	2.40	4/30/12	76,440	188,160
Joseph E. Augenbraun Chief Technology Strategist	24,000	1.6%	2.40	4/30/12	36,480	92,160
Randall J. Gort Chief Legal Officer	24,000	1.6%	2.40	4/30/12	36,480	92,160

        The following table shows the number of shares of common stock subject to exercisable and unexercisable stock options held by each of the named executive officers as of December 31, 2002. The table also reflects the values of such options based on the positive spread between the exercise price of such options and $0.42, which was the per share closing sales price reported on the NASDAQ National Market on December 31, 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option SAR Values

Name	Shares acquired on exercise (#)	Value Realized ($)	Number of securities underlying unexercised options/SARS at fiscal year end (#) Exercisable/Unexercisable	Value of unexercised in-the-money options/SARS at fiscal year end ($) Exercisable/Unexercisable
Hal M. Krisbergh Chairman and Chief Executive Officer	—	—	63,334/196,666	0/0
Gerard K. Kunkel President	—	—	130,081/140,918	0/0
Richard Westerfer Chief Operations Officer	—	—	77,835/134,832	0/0
Joseph E. Augenbraun Chief Technology Strategist	—	—	62,666/86,667	0/0
Randall J. Gort Chief Legal Officer	—	—	63,666/87,667	0/0

Compensation of Directors

        We adopted a new director compensation plan commencing in 2001. Pursuant to the new director plan, non-employee directors, currently Messrs. Davidson, Jaffe, Irving, Morris and Tarshis, will receive an annual stock grant of 6,500 shares, vesting in equal amounts over four years, issued at the fair market value on the date of grant, and a stipend of $1,000 for each board or committee meeting the director attends in person. We will continue to reimburse non-employee directors for reasonable travel expenses for attending board or committee meetings.

        Prior to the adoption of the new director plan, on July 26, 2000, we granted to Mr. Irving options to purchase 25,000 shares of common stock at an exercise price of $28.375 per share. In addition, upon becoming a director, we granted to Messrs. Davidson, Jaffe, Morris and Tarshis options to purchase 20,000 shares of common stock. These options were issued at the fair market value on the date of their appointment as a director. These options will vest in four equal installments on the anniversary of the grant date. Other than Messrs. Davidson, Jaffe, Irving, Morris and Tarshis, no other board member was reimbursed for his travel and other expenses or compensated for his service on the board.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth information as of December 31, 2002 regarding securities authorized for issuance under the Company's equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	2,896,702	3.73	1,762,314
Equity compensation plans not approved by security holders	—	—	—

        The following table sets forth information as of January 9, 2003 regarding beneficial ownership of our common stock by the following persons:

  —
  each person who is known to us to own beneficially more than 5% of the outstanding shares of common stock,

  —
  each director of WorldGate,

  —
  each executive officer of WorldGate named in the executive compensation table above, and

  —
  all directors and executive officers of WorldGate as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares, subject to applicable community property laws. Shares of common stock subject to options or warrants exercisable within 60 days of January 9, 2003 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the mailing address of the beneficial owners is 3190 Tremont Avenue, Suite 100, Trevose, Pennsylvania 19053.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Ownership
Hal M. Krisbergh(1)	5,921,371	25.06%
Joseph E. Augenbraun(2)	327,208	1.4
Randall J. Gort(3)	278,128	1.2
Gerard K. Kunkel(4)	130,081	*
Richard Westerfer(5)	77,835	*
Steven C. Davidson	2,000
Martin Jaffe	0
Clarence L. Irving, Jr.(6)	14,125	*
Jeff Morris(7)	7,334	*
Lem Tarshis(8)	23,867	*

All current directors and executive officers as a group (12 persons)(9)	6,832,317	28.4%

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

(2)
Includes options to purchase 62,666 shares of common stock.

(3)
Includes 68,399 shares of common stock held by Mr. Gort as custodian for his four minor sons and daughters and options to purchase 63,666 shares of common stock.

(4)
Includes options to purchase 130,081 shares of common stock.

(5)
Includes options to purchase 77,835 shares of common stock.

(6)
Includes options to purchase 14,125 shares of common stock.

(7)
Includes options to purchase 6,334 shares of common stock.

(8)
Includes 2,000 shares of common stock held by L. Tarshis' spouse and options to purchase 21,667 shares of common stock.

(9)
Includes (a) options to purchase 490,076 shares of common stock and (b) 1,673,236 shares of common stock owned by family members or affiliates of some members of the group.

Item 13. Certain Relationships and Related Transactions.

        Stockholders' Agreement.    Certain stockholders of WorldGate, including Messrs. Krisbergh and Wachob, and some other management personnel of WorldGate, are parties to a stockholders' agreement. Pursuant to the stockholders' agreement certain stockholders had the right to appoint members to our board of directors as follows:

  —
  Hal M. Krisbergh designated David E. Wachob, Alan Gerry and Thomas G. Baxter and Messrs Wachob, Gerry and Baxter have subsequently resigned as members of our board,

  —
  Motorola designated Graham Pattison, who has since resigned as a member of our board of directors in connection with his resignation from Motorola,

  —
  the investors who purchased our Series A Convertible Preferred Stock, other than Motorola, designated Marcia J. Hooper, who has since resigned as a member of our board of directors, and

  —
  the investors who purchased our Series B Convertible Preferred Stock designated Ronald A. Walter to our board of directors, who has since resigned as a member of our board.

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

Item 14. Controls and Procedures.

        As of a date within 90 days of the filing date of this annual report, an evaluation of the effectiveness of the Company's disclosure controls and procedures was performed under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of the evaluation date.

        Subsequent to the evaluation date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

        In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is required to disclose the approval by the Audit Committee of the Board of Directors of non-audit services to be performed by PricewaterhouseCoopers LLP, the Company's independent auditors. Non-audit services are services other than those provided in connection with an audit or review of the financial statements. During the period covered by this filing, the Audit Committee approved non-audit services, including (1) tax compliance assistance; (2) tax consultation and (3) tax support and compensation and administrative services.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(A)
Documents filed as part of this report.

1.
Financial Statements

        The following financial statements have been included as part of this report:

  2.
  Financial Statement Schedule

WORLDGATE COMMUNICATIONS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions Credited to Costs and Expenses	Balance at end of Year
	($000 Omitted)
Allowance for doubtful accounts:
Year ended December 31, 2000	150	1,300		1,450
Year ended December 31, 2001	1,450	1,522	(1,976)	996
Year ended December 31, 2002	996	628	(28)	1,596
Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 1999	15,179	11,587		26,766
Year ended December 31, 2000	26,766	20,937		47,703
Year ended December 31, 2001	47,703	13,647		61,350
Year ended December 31, 2002	61,350	8,144		69,494

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

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
10.1	Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC, as amended by First Amendment to Lease Agreement dated December 7, 1998 between WorldGate and Balanced Capital LLC, as further amended by Second Amendment to Lease Agreement dated December 17, 1998 between WorldGate and Balanced Capital LLC.(2)
10.2	Development Agreement dated October 15, 1998 between WorldGate and Scientific-Atlanta, Inc.(2)(3) (filed as Exhibit 10.4 to the IPO Registration Statement)
10.3	Memorandum of Understanding dated September 2, 1998 between WorldGate and General Instrument Corporation.(2)(3) (filed as Exhibit 10.5 to the IPO Registration Statement)
10.4	Master Agreement dated November 7, 1997 between Charter Communications, Inc. ("Charter") and WorldGate.(2)(3) (filed as Exhibit 10.7 to the IPO Registration Statement)
10.5	Affiliation Agreement dated November 7, 1997 between Charter and WorldGate.(2)(3) (filed as Exhibit 10.9 to the IPO Registration Statement)
10.6	First Amended and Restated Stockholders' Agreement dated September 2, 1998 among WorldGate and the stockholders identified therein.(2) (filed as Exhibit 10.16 to the IPO Registration Statement)
10.7	Amendment to First Amended and Restated Stockholders' Agreement dated July 21, 2000 among WorldGate and the stockholders identified therein.(4) (filed as Exhibit 10.9 to the 2000 Annual Report)
10.8	Amended and Restated 1996 Stock Option Plan, as amended.(4) (filed as Exhibit 10.10 to the 2000 Annual Report)
10.9	2001 Employee Stock Purchase Plan.(4) (filed as Exhibit 10.11 to the 2000 Annual Report)
10.10	TVGateway Management Agreement dated as of July 24, 2000, by and between TVGateway, LLC and WorldGate Service, Inc.(4)(5) (filed as Exhibit 10.12 to the 2000 Annual Report)
21	Subsidiaries.*
23	Consent of PricewaterhouseCoopers LLP.*
24	Power of Attorney. (included in signature page)
99.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
99.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

        Filed herewith.

**
Furnished herewith
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

Name	Capacity	Date

/s/ HAL M. KRISBERGH Hal M. Krisbergh	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 29, 2003
/s/ JOEL BOYARSKI Joel Boyarski	Vice President and Chief Financial Officer	March 29, 2003
/s/ STEVEN C. DAVIDSON Steven C. Davidson	Director	March 29, 2003
/s/ MARTIN JAFFE Martin Jaffe	Director	March 29, 2003
/s/ CLARENCE L. IRVING, JR. Clarence L. Irving, Jr.	Director	March 29, 2003

/s/ JEFF MORRIS Jeff Morris	Director	March 29, 2003
/s/ LEMUEL TARSHIS Lemuel Tarshis	Director	March 29, 2003

CERTIFICATION

I, Hal M. Krisbergh, certify that:

1.
I have reviewed this annual report on Form 10-K of WorldGate Communications, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	March 28, 2003	/s/ HAL M. KRISBERGH Hal M. Krisbergh Chief Executive Officer

CERTIFICATION

I, Joel Boyarski, certify that:

1.
I have reviewed this annual report on Form 10-K of WorldGate Communications, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	March 28, 2003	/s/ JOEL BOYARSKI Joel Boyarski Chief Financial Officer

Exhibit Index

Exhibit	Description
21	Subsidiaries
23	Consent of PricewaterhouseCoopers LLP
99.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

QuickLinks

WORLDGATE COMMUNICATIONS, INC.
PART I
  Item 1: Business
  Employees
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders .
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters .
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
FACTORS AFFECTING OUR BUSINESS CONDITION
Risks Related to Our Business and Industry
  Item 8.
WORLDGATE COMMUNICATIONS, INC. INDEX TO FINANCIAL STATEMENTS
Report of Independent Accountants
WORLDGATE COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)
WORLDGATE COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WORLDGATE COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DOLLARS AND SHARES IN THOUSANDS)
WORLDGATE COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS)
WORLDGATE COMMUNICATIONS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands except for per share amounts)
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
SUMMARY COMPENSATION TABLE FISCAL YEARS 2002, 2001 and 2000
Options/SAR Grants in Last Fiscal Year
Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option SAR Values
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures.
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
WORLDGATE COMMUNICATIONS, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
Power of Attorney
CERTIFICATION
CERTIFICATION
Exhibit Index