Form 10-Q
period 2003-03-31
WORLDGATE COMMUNICATIONS INC
filed 2003-05-15
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2003.

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

(215) 354-5100
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

As of May 7, 2003, there were 23,579,887 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Thousands)

	March 31, 2003	December 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$121	$589
Short - term investments	2,472	3,218
Accounts receivable, less allowance for doubtful accounts of $1,329 at March 31, 2003 and $1,596 at December 31, 2002	625	1,407
Accounts receivable due from related parties	468	1,186
Inventory	3,670	3,962
Prepaid and other assets	826	281
Total current assets	8,182	10,643

Property and equipment	5,070	5,109
Less: accumulated depreciation and amortization	(2,833)	(2,605)

Property and equipment, net	2,237	2,504
Deposits and other assets	758	872
Total assets	$11,177	$14,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable	$505	$50
Accounts payable	166	775
Accounts payable due to related party	153	453
Accrued expenses	501	779
Accrued compensation and benefits	877	1,132
Contractual obligations related to equity financing	3,283	3,283
Other	84	87
Total current liabilities	5,569	6,559

Other	158	165
Total liabilities	5,727	6,724

Stockholders’ equity:
Preferred stock, $.01 par value, 13,500,000 shares authorized	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 23,578,694 shares issued and outstanding at March 31, 2003 and 23,577,963 shares issued and outstanding at December 31, 2002	236	236
Additional paid-in capital	194,431	193,391
Warrant for Common Stock	1,911	1,911
Accumulated deficit	(191,123)	(189,238)
Less Treasury Stock, at cost – 500,000 shares as of March 31, 2003 and December 31, 2002	(5)	(5)
Total stockholders’ equity	5,450	7,295
Total liabilities and stockholders’ equity	$11,177	$14,019

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands, Except per Share Amounts)

	Three months ended March 31
	2003	2002
Revenues
Equipment product revenues earned from third parties	$95	$274
Equipment product revenues earned from related parties	1,092	31
Service fee revenues earned from third parties	188	353
Service fee revenues earned from related parties	790	2,518
Total revenues	2,165	3,176
Costs and expenses
Cost of equipment product revenues	640	1,181
Cost of service fee revenues	783	2,356
Engineering and development (excluding depreciation and amortization amounts of $144 and $150 for the three months ended March 31, 2003 and 2002, respectively).	1,070	2,315
Sales and marketing (excluding depreciation and amortization amounts of $17 and $81 for the three months ended March 31, 2003 and 2002, respectively).	342	676
General and administrative (excluding depreciation and amortization amounts of $84 and $86 for the three months ended March 31, 2003 and 2002, respectively).	962	551
Depreciation and amortization	245	317

Total costs and expenses	4,042	7,396

Loss from operations	(1,877)	(4,220)

Interest and other income	27	66
Interest and other expense	(35)	(1)

Net loss	$(1,885)	$(4,155)

Net loss per common share (basic and diluted)	$(0.08)	$(0.18)

Weighted average common shares outstanding - basic and diluted	23,578,645	23,568,278

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,885)	$(4,155)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	245	317
Bad debt expense	257	0
Amortization of deferred compensation	0	72
Non-cash stock based compensation	40	0
Provision for inventory	38	0
Loss on the disposition of fixed assets	8	0
Changes in operating assets and liabilities:
Accounts receivable	1,243	556
Inventories	254	210
Prepaid and other assets	129	13
Accounts payable	(909)	(40)
Accrued expenses	(278)	(494)
Accrued compensation and benefits	(255)	(90)
Other	(10)	(3)
Net cash used in operating activities	(1,123)	(3,614)
Cash flows from investing activities:
Capital expenditures	0	(53)
Proceeds from maturities of short-term investments, net	746	1,953
Proceeds from sale of equipment	14	0
Net cash provided by (used in) investing activities	760	1,900
Cash flows from financing activities:
Proceeds from issuance of common stock	0	5
Repayments of capital leases and notes payable	(105)	(1)
Net cash provided by (used in) financing activities	(105)	4
Net decrease in cash	(468)	(1,710)
Cash and cash equivalents, beginning of period	589	3,356
Cash and cash equivalents, end of period	$121	$1,646

Cash paid for interest	$3	$1
Non-cash financing activity:
Issuance of note payable to finance D&O insurance	560	0

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollar Amounts are in Thousands, Except for per Share Amounts)

(Unaudited)

1.                                       Basis of Presentation.

The unaudited financial statements of WorldGate Communications, Inc. (the “Company”) for the three months ended March 31, 2003 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 and the notes thereto included in the Company’s Annual Report on Form 10-K.

The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.                                       Liquidity and Going Concern Considerations

As of March 31, 2003 the Company had cash, cash equivalents and short-term investments of $2,593.  The operating cash usage for the three months ended March 31, 2003 was $1,123.  Current projections indicate that, without additional financing, the Company has insufficient cash to continue operations beyond June, 2003.

The Company has $505 of outstanding debt and its assets are not pledged as collateral.  The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations or from other sources.  Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities.  There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all.  The Company has the ability to further reduce its workforce and scale back on capital and operational expenditures to decrease cash burn.  The Company however can provide no assurance that such reductions in cash spending, if they are made, will extend the Company’s operations.

             The Company has advised its customers that it is exploring multiple opportunities to continue its WorldGate services and that, in the event that the Company does not obtain additional funds, it may be forced to terminate the service coincident with its inability to fund ongoing operations.

The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Therefore, the financial statements do not include any adjustments relating to the Company’s ability to operate as a going concern.  The appropriateness of using the going concern basis in the future, however, will be dependent upon our ability to address our liquidity needs as described above.  There is no assurance that we will be able to address our liquidity needs through the measures described above on acceptable terms and conditions, or at all, and, accordingly, there is substantial doubt about our ability to continue as a going concern beyond June 2003.

3.                                       Recent Accounting Pronouncements.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 requires, among other things, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset.  The capitalized element is required to be expensed using a systematic and rational method over its useful life.  SFAS No. 143 was adopted by the Company on January 1, 2003 and did not have an impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, effective for exit or disposal activities initiated after December 31, 2002.  SFAS No. 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions.  SFAS No. 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS No. 112, “Employer’s Accounting for Post-employment Benefits,” and asset impairments governed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

SFAS No. 146 was adopted by the Company on January 1, 2003 and did not have an impact on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee.  FIN 45 also requires additional disclosure requirements about the guarantor’s obligations under certain guarantees that it has issued.  The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statement periods ending after December 15, 2002.   The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 requires a variable interest to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  The consolidation requirements apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to entities created prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  Management is currently assessing the impact of the new standard on the Company's financial statements.

4.                                       Inventories.

Inventories are summarized as follows:

	March 31, 2003	December 31, 2002

Raw Material	$2,284	$2,479
Work in Progress	—	2
Finished Goods	807	865
Inventory held by customers and vendors	579	616
	$3,670	$3,962

5.                                       Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock based compensation.  Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss would have been increased to the following pro forma amounts:

	Quarter Ended March 31
	2003	2002
Net loss, as reported	$(1,885)	$(4,155)
Add: Stock-based compensation expense included in reported net income,
Net of related tax effects	40	72
Deduct: Total stock-based employee compensation expense determined
Under fair value based method for all awards, net of tax of $0	(1,420)	(1,622)
Pro forma net loss	$(3,265)	$(5,705)

Net Loss per share:
Basic and diluted—as reported	$(0.08)	$(0.18)

Basic and diluted—pro forma	$(0.14)	$(0.24)

Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

6.                                       Related Party Transactions.

In 1997, the Company entered into an agreement with a cable operator who is an investor.  Revenues recognized from this investor were approximately $57 and $96, respectively, for the three months ended March 31, 2003 and March 31, 2002.  Accounts receivable from this investor amounted to approximately $74 at March 31, 2003 and $97 at December 31, 2002.

The Company has agreements with some investors to provide engineering and development support.  As a result of these agreements, the Company has expensed approximately $391 and $520, respectively, for the three months ended March 31, 2003 and March 31, 2002.  Accounts payable to these stockholders amounted to $393 and $453 at March 31, 2003 and December 31, 2002, respectively.  These stockholders are suppliers of technology and components for the Company’s products and services.  These agreements provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company’s engineering efforts.  These agreements do not provide for ongoing royalties, purchase provisions, nor for any requirement to provide additional funding to the Company.

In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors.  Included in deposits and other assets at March 31, 2003 is $750 related to this lease.

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

As part of its settlement with TVGateway the Company received from TVGateway a cash payment of $2,428. This amount largely comprises payment of receivables balance as of December 31, 2002 in the amount of $1,089, payment of January 2003 service fees in the amount of $300 and other payments largely related to our January 2003 sale of certain equipment and inventory in the approximate amount of $1,055.

Revenues for such services, which are included in service fee revenue, totaled $732, and $2,439 for the three months ended March 31, 2003 and 2002, respectively. In addition, product sales to TVGateway totaled $1,079 and $21 for the three months ended March 31, 2003 and 2002, respectively. Accounts Receivable from TVGateway amounted to $394 at March 31, 2003 and $1,089 at December 31, 2002. WorldGate is accounting for its 18% investment in the joint venture under the equity method.

The Company’s share of TVGateway losses to date have exceeded our investment.  The Company  is not contemplating additional investment in TVGateway, and is not required to make  further investments in TVGateway. TVGateway continues to develop its guide products and it is unclear as to when the guide product will be deployed.  Cable operators continue to use competitive guide products and there is no certainty that they will convert some of these competitive products to TVGateway. TVGateway is fully dependent on funding from its cable operator owners and to the extent one or more of the partners decides not to provide additional funding this could impact on the viability of TVGateway.

During the second quarter of 2002, Adelphia Communications, Inc., one of the cable operator joint venture partners, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As such, this may affect its ability to participate in future additional capital contributions to the joint venture. The joint venture partners are not obligated to continue funding TVGateway.

Related Cable Operator Agreements

In 2000, and concurrently with the formation of the TVGateway joint venture, the Company entered into multi-year agreements with four cable operators for the digital deployment of the Company’s ITV- service to a predetermined number of households. In addition to the deployment agreements, the cable providers purchased an aggregate of 1,531,211 shares of the Company’s Common Stock yielding proceeds to the Company of $24,530. These same cable operators were issued warrants to purchase additional shares of Common Stock which will vest at varying rates based on the deployment of the Company’s interactive television service on the cable operator’s digital cable system.

Furthermore, the Company entered into a supply agreement with the cable operators whereby the Company agreed to supply these cable operators, on a pro rata basis, products that pertain to the development and deployment of the WorldGate service. The Company initially recorded a liability in the amount of $5,110 related to this obligation. The recorded amount was based on the Company’s best estimate of what it would cost to satisfy the contractual obligation to the various cable operators. The Company’s policy has been not to adjust the liability after it has been established. Any future change in the contractual obligation liability would be a reclassification to additional paid in capital. When equipment credits are utilized by the cable operators, the value of the equipment is reflected in its entirety in the cost of revenues. The equipment credit expires on August 24, 2003. At March 31, 2003, the Company had a remaining liability of $3,283 for the anticipated cost of satisfying this obligation.

8.                                       Net Loss per Share

Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive.  Potential common shares comprise shares of common stock issuable upon the exercise of stock options and warrants.  The number of potential common shares which would have been assumed to be converted in the periods ended March 31, 2003 and 2002 and have a dilutive effect if the Company had income from continuing operations is 6,500,833 and 6,322,409, respectively.

9.                                       Other Developments

The Company filed a registration statement with the Securities and Exchange Commission on September 16, 2002 relating to a proposed distribution to its shareholders of subscription rights to purchase additional shares of common stock and warrants of the Company.  The timing of any rights offering will, however, be dependent upon an evaluation of our stock price and other material factors.  If the Company elects to proceed with the offering it is anticipated that each right will entitle the holder to purchase one share of the Company’s common stock and a warrant to purchase one share of common stock at a subscription price to be determined.  The Company does not know when, or if, the registration statement will be declared effective and there is no guarantee as to the level of the participation or the amount of the proceeds, if any, to be received in connection with the rights offering.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollar Amounts are in Thousands, Except per Share Amounts)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS.

We may from time to time make written or oral forward-looking statements, including those contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The words “estimate,” “project,” “believe,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  In order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate.  The factors, individually or in the aggregate, that could cause such forward-looking  statements not to be realized include, without limitation, the following: (1) difficulty or inability to raise additional financing on terms acceptable to us, (2) difficulty in developing and implementing marketing and business plans, (3) continued losses, (4) loss of any one of our large customers, (5) industry competition factors and other uncertainty that a market for our interactive TV products will develop, (6) challenges associated with cable operators (including, uncertainty that they will offer our interactive TV products, inability to predict the manner in which they will market and price our interactive TV products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our interactive TV products), (7) challenges with advertisers and television programmers (including uncertainties that they will support our Channel HyperLinkingSM technology), (8) departure of one or more key persons and (9) delisting of our Common Stock from the NASDAQ Small Cap Market, (10) changes in regulatory requirements and (11) other risks identified in our filings with the Securities and Exchange Commission.  We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive.  We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.

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

The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the annual report on Form 10-K.  Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas.  Following are some of the areas requiring significant judgments and estimates:  revenue recognition, accounts receivable, inventories, and cash flow and valuation assumptions in performing asset impairment tests of long-lived assets.

Three Months Ended March 31, 2003 and March 31, 2002

Revenues

Revenues.  Revenues decreased to $2,165 for the three months ended March 31, 2003, or 32%, from $3,176 for the three months ended March 31, 2002.  Substantially all revenues are attributable to consulting fees and equipment sales with TVGateway, an unconsolidated entity, and the commercial deployments of WorldGate’s interactive television products and services and cable subscribers subscribing to these services as of March 31, 2003.  A substantial portion of the revenue decrease for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, is attributable to reduced consulting fees, offset by increased equipment sales, with TVGateway.  As a result of the transition of services to TVGateway, we do not expect to receive any significant revenues from consulting fees or equipment sales from TVGateway in the future.  For the three months ended March 31, 2003, consulting fee revenues with TVGateway were $700, or 71% below such consulting fees of $2,414 for the three months ended March 31, 2002.  For the three months ended March 31, 2003, equipment sold to TVGateway totaled $1,079, compared to $21 for the three months ended March 31, 2002.  At March 31, 2002 we had  deployed our services in 68 cable systems with approximately 568,000 Revenue Generating Units.  As of March 31, 2003 we had deployed our services in 66 cable systems, representing approximately 559,000 Revenue Generating Units.  For the three months ended March 31, 2003, we derived revenues of $978, or 45%, from service fee revenues consisting of consulting fees, subscriber fees and advertising fees, and $1,187, or 55%, from the delivery of headends, keyboards, and related equipment products.  For the three months ended March 31, 2002, we derived revenues of $2,871, or 90%, from service fee revenues and $305, or 10%, from the delivery of headends, keyboards and related equipment products.  Included in equipment revenues for the three months ended March 31, 2003 and 2002, were sales of excess inventory of $35 and $0, respectively.

Costs and Expenses.

Cost of Revenues.  Cost of revenues consists primarily of equipment product costs related to initial trials and commercial deployments and service fee revenue costs, related primarily to the provision of engineering and administrative services.  Costs of equipment product revenues for the three  months ended March 31, 2003,  were $640, or approximately 54% of equipment product revenues, compared to the product costs of revenues of $1,181, or approximately 387% of equipment product revenues, for the three months ended March 31, 2002.  The decrease in the cost of equipment product revenues for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, was primarily the result of approximately $760 of equipment sales to TVGateway which primarily consisted of equipment previously expensed or written-off.  In addition, the Company recorded $38 and $0 more in inventory provisions in the three months ended March 31, 2003 and 2002, respectively.  Service fee costs of revenues for the three months ended March 31, 2003, were $783, or approximately 80% of service fee revenues.  Service fee costs of revenues were $2,356, or approximately 82% of service fee revenues for the three months ended March 31, 2002.  The decrease in service fee cost of revenues of $1,573 for the three months ended March 31, 2003, when compared to the same period in 2002, is primarily attributable to decreased staffing levels required as a result of the TVGateway transfer.

Engineering and Development.  Engineering and development expenses primarily consist of the cost of design, programming, testing, documentation and support of the Company’s hardware, software and services.  Engineering and development costs were $1,070 for the three months ended March 31, 2003, a decrease of approximately 54% when compared to $2,315 for the three months ended March 31, 2002.  This decrease in expenses is primarily attributable to declines in staffing over the last two years which resulted in a significant payroll cost reduction, a significant portion of which is the result of termination of all of the personnel of the former DVA and of the engineering development consultants for TVGateway  Employee compensation costs declined for the three months ended March 31, 2003 by $1,241, or 55% when compared to the same period in 2002.

Sales and Marketing.  Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments.  For the three and nine months ended March 31, 2003, sales and marketing expenses were $342.  This represents a decrease of approximately 49%, when compared to sales and marketing expenses of $676 for the three months ended March 31, 2002.  This decrease in expenses is primarily attributable to declines in staffing over the last two years  These actions resulted in employee compensation costs declining in the three months ended March 31, 2003 by $324, or 52%, when compared to the same period in 2002.

General and Administrative.   General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees.  General and administrative expenses were $962 for the three months ended March 31, 2003, an increase of 75%, when compared to expenses of $551 for the same period in 2002.  This increase in expenses is primarily attributable to declines in staffing offset by allocation reductions in facility overhead costs previously charged to TVGateway,  an increase in bad debt expense of $257 in the three months ended March 31, 2003, and the issuance of 150,000 stock options to an investment financial advisor with a fair value of $40 to assist us in evaluating various strategic and financial alternatives available to the Company.  Employee compensation costs declined in the three months ended March 31, 2003 by $133, or 23%,  when compared to the same periods in 2002, as result of decreases in staffing.  Facility expenses increased for the three months ended March 31, 2003 by $211 or 99%, when compared to the same periods in 2002.  This increase is primarily the result of facility overhead costs no longer allocable to TVGateway.

Interest and Other Income and Interest Expense.  Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt.  Interest and other income decreased from $66 for the three months ended March 31, 2002 to $27 for the three months ended March 31, 2003, primarily due to declining average cash balances and to declining interest rates.  During the three months ended March 31, 2002, the Company earned interest on average cash balances of approximately $12,873, and incurred interest expense related to its $1,100 equipment financing facility.  In comparison, during the three months ended March 31, 2003 the Company earned interest on average cash balances of approximately $3,712, and incurred interest expense related to its insurance financing.

Income Taxes.  The Company has incurred net operating losses since inception and accordingly had no income taxes and has not recorded any income tax benefit for those losses.

Liquidity and Capital Resources.

As of March 31, 2003, our primary source of liquidity consisted of cash and cash equivalents and short-term investments that are highly liquid, are of high quality investment grade and have maturities of less than one year.

At March 31, 2003, we had cash and cash equivalents of $121 (in addition to $2,472 in short-term investments) as compared to cash and equivalents of $589 (in addition to $3,218 in short-term investments) at December 31, 2002.  Net cash used in operations was $1,123 for the three months ended March 31, 2003, as compared to $3,614 used for the same period in 2002.  The decrease in net cash used for operations was primarily attributable to the Company’s decrease in expenditures, including its reduction in workforce programs.  Accounts receivable and inventory reductions were partially offset by other changes in working capital during the quarter.  The Company recorded bad debt expense in the amount of $257 during the three months ended March 31, 2003 to reflect its current assessment of the collectability of certain receivables, primarily Latin and South America.  The Company has instituted tighter credit procedures to minimize its collection exposure with particular emphasis on international customers.

Cash provided by investing activities during the three months ended March 31, 2003, totaled $760  compared to $1,900 provided during the same period in 2002.  During the three months ended March 31, 2003, we utilized the net proceeds from our maturing short-term investments of $746 compared to $1,953 for the three months ended March 31, 2002.   Capital expenditures were $0 and $53 for the three months ended March 31, 2003 and 2002, respectively.

Operations and Liquidity

To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999. As of March 31, 2003 the Company had cash, cash equivalents, and short-term investments of $2,593. The operating cash usage for the three months ended March 31, 2003 was $1,683. In October 2002, the Company announced multiple actions that it believed would further reduce operating expenses and increase operating efficiencies. These actions included a reduction in work force as well as the implementation of an agreement with TVGateway to transfer to TVGateway certain WorldGate employees and functions that WorldGate was currently providing for TVGateway. During the first quarter 2003, the Company substantially finalized the transition settlement and other matters with TVGateway and in January 2003 received $2,428 in cash as part of this settlement. This amount largely comprises payment of our receivable balance as of December 31, 2002 in the amount of $1,089, payment of January 2003 service fees in the amount of $300 and other payments largely related to our January 2003 sale of certain equipment and inventory in the approximate amount of $1,055. This transition of services removed both the obligation of WorldGate to provide the service as well as TVGateway’s obligation to pay WorldGate for rendering the service. Thus, although WorldGate’s revenue attributable to the transitioned service was reduced, so was the corresponding expense of providing the service. As such, WorldGate was negatively impacted in that it will no longer receive any significant revenues from providing these services. Also there was some overhead which was reduced or otherwise allocated and which was previously passed on to TVGateway.

We have $505 of outstanding debt and our assets are not pledged as collateral. We continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.  The Company also has the ability to further reduce its workforce and scale back on capital and operational expenditures to decrease cash burn.  The Company however can provide no assurance that such reductions in cash spending, if they are made, will extend the Company's operations.

Our current projections indicate that, without additional financing, we will have insufficient cash to continue operations beyond June 2003.  Accordingly, there is substantial doubt about our ability to continue as a going concern beyond June 2003.  We continue to seek funding to keep the company viable beyond this period, exploring investments, mergers, sale of the company as well as the sale or licensing of some or all of the company’s assets, among other means of funding.  To this end, we have been, and continue, discussing possible transactions with several parties and at the same time we are broadening and formalizing the solicitation process.  We seek to obtain any and all expressions of interests in sufficient time to ensure that we can properly evaluate all funding opportunities.  No assurances can be given that a transaction can be consummated prior to the depletion of our available cash.  We however remain hopeful that sufficient funding can be obtained to continue the company’s operations.

We believe it important to maintain the continued and informed support of our cable operator customers and their subscribers during this difficult period.  As such, we have advised our customers that while we are exploring multiple opportunities to continue our WorldGate service there is the possibility that, in the event that we do not obtain additional funds, we may be forced to terminate the service coincident with our inability to fund ongoing operations.

The Company received a letter dated October 8, 2002, from the NASDAQ, which notified it that the bid price for its common stock had been below $1.00 per share for a period of thirty consecutive days.  Subsequently the Company sought and received NASDAQ approval to transfer its listing to the NASDAQ Small Cap Market, and on January 9, 2003 the Company's common stock commenced trading on this market.  WorldGate cannot offer any assurance that other NASDAQ requirements for continued listing will be satisfied.  If the Company's common stock is delisted, this may have a negative impact on the liquidity and price of its common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, its common stock.  Furthermore, the listing of the Company's common stock on the NASDAQ Small Cap Market, makes it ineligible for certain exemptions from the various state securities or "blue sky" laws, which make it more difficult for the Company to raise capital through issuances of securities.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio.  We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

As of March 31, 2003, the Company’s cash and cash equivalents and short-term investments were $2,593, most of which were debt securities having a maturity of less than one year.  Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio.  Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended March 31, 2003 would have decreased by approximately $8.  This estimate assumes that the decrease occurred on the first day of 2003 and reduced the yield of each investment instrument by 100 basis points.  The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

Foreign Currency Exchange Risk.  Although we transact business in various foreign countries, the principal portion of our business is in the United States and substantially all of our revenues and costs to date have been denominated in U.S. dollars.  As a result, adverse movements in foreign currency exchange rates would not have a material adverse effect on us.

ITEM 4.    CONTROLS AND PROCEDURES

As of a date within 90 days of the filing date of this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer.  Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date.

Subsequent to the evaluation date, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is required to disclose the approval by the Audit Committee of the Board of Directors of non-audit services to be performed by PricewaterhouseCoopers LLP, the Company’s independent auditors.  Non-audit services are services other than those provided in connection with an audit or review of the financial statements.  During the period covered by this filing, the Audit Committee approved non-audit services, including (1) tax compliance assistance, (2) tax consultation, (3) tax support and compensation and administrative services and (4) employee benefit plan audits.

PART II. OTHER INFORMATION

(Dollars Amounts are in Thousands, Except per Share Amounts)

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 21, 2003 WorldGate issued 150,000 options, with an exercise price of $.625 per share to an investment advisor in consideration for financial services.  The options were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

*                              Incorporated by reference to the exhibits to the Company’s Form 10-Q Report for the quarter ended March 31, 1999.

**                      Furnished herewith.

(b)     Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Date:	May	15, 2003	/s/ Hal M. Krisbergh

Hal M. Krisbergh
Chairman and Chief Executive Officer

Date:	May	15, 2003	/s/ Joel Boyarski

Joel Boyarski
Vice President and Chief Financial Officer

CERTIFICATION

I, Hal M. Krisbergh, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of WorldGate Communications, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 15, 2003	/s/ HAL M. KRISBERGH
Hal M. Krisbergh
Chief Executive Officer

CERTIFICATION

I, Joel Boyarski, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of WorldGate Communications, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 15, 2003	/s/ JOEL BOYARSKI
Joel Boyarski
Chief Financial Officer

Exhibit Index

Exhibit	Description

99.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002