Form 10-Q
period 2003-06-30
WORLDGATE COMMUNICATIONS INC
filed 2003-08-14
CIK 1030058

DRAFT  8-12 B

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2003.

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

Yes ☐ No ☒

As of August 5, 2003, there were 23,580,876 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Thousands)

	June 30, 2003	December 31, 2002
ASSETS

Current assets:

Cash and cash equivalents	$763	$589
Short -term investments	—	3,218
Accounts receivable, less allowance for doubtful accounts of $769 at June 30, 2003 and $1,596 at December 31, 2002	371	1,407
Accounts receivable due from related parties	139	1,186
Inventory	2,687	3,962
Prepaid and other assets	594	281
Total current assets	4,554	10,643

Property and equipment	5,070	5,109
Less: accumulated depreciation and amortization	(3,010)	(2,605)

Property and equipment, net	2,060	2,504
Deposits and other assets	758	872

Total assets	$7,372	$14,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Notes Payable	$—	$50
Accounts payable	450	775
Accounts payable due to related party	159	453
Accrued expenses	579	779
Accrued compensation and benefits	269	1,132
Contractual obligations related to equity financing	3,283	3,283
Deferred rent credit, current and other	30	87
Total current liabilities	4,770	6,559

Deferred rent credit	150	165
Total liabilities	4,920	6,724

Stockholders’ equity:

Preferred Stock, $.01 par value, 13,500,000 shares authorized	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 23,579,887 shares issued and outstanding at June 30, 2003 and 23,577,963 shares issued and outstanding at December 31, 2002	236	236
Additional paid-in capital	194,431	193,391
Warrant for Common Stock	1,911	1,911
Accumulated deficit	(194,121)	(189,238)
Less Treasury Stock, at cost – 500,000 shares as of June 30, 2003 and December 31, 2002	(5)	(5)
Total stockholders’ equity	2,452	7,295
Total liabilities and stockholders’ equity	$7,372	$14,019

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands, Except per Share Amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002

Revenues
Equipment product revenues earned from third parties	$36	$(86)	$131	$188
Equipment product revenues earned from related parties	13	(7)	1,105	24
Service fee revenues earned from third parties	234	298	422	651
Service fee revenues earned from related parties	108	3,712	898	6,230
Total revenues	391	3,917	2,556	7,093
Costs and expenses

Cost of equipment product revenues	1,250	2,462	1,890	3,643
Cost of service fee revenues	20	3,499	803	5,855
Engineering and development (excluding depreciation and amortization amounts of $76 and $149 for the three months ended June 30, 2003 and 2002, respectively, and $220 and $299 for the six months ended June30, 2003 and June 30, 2002, respectively).	874	2,476	1,945	4,791
Sales and marketing (excluding depreciation and amortization amounts of $24 and $82 for the three months ended June 30, 2003 and 2002, respectively, and $50 and $163 for the six months ended June 30, 2003 and June 30, 2002, respectively).	231	833	572	1,509
General and administrative (excluding depreciation and amortization amounts of $83 and $87 for the three months ended June 30, 2003 and June 30, 2002, respectively, and $167 and $173 for the six months ended June 30, 2003 and June 30, 2002, respectively).	845	807	1,807	1,358
Depreciation and amortization	177	318	422	635
Goodwill impairment	0	3,006	0	3,006
Total costs and expenses	3,397	13,401	7,439	20,797
Loss from operations	(3,006)	(9,484)	(4,883)	(13,704)
Interest and other income	12	39	39	105
Interest and other expense	(5)	(34)	(40)	(35)

Net loss	$(2,999)	$(9,479)	$(4,884)	$(13,634)

Net loss per common share (basic and diluted)	$(0.13)	$(0.40)	$(0.21)	$(0.58)

Weighted average common shares outstanding - basic and diluted	23,579,861	23,573,122	23,579,256	23,570,714

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,884)	$(13, 634)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	422	635
Bad debt expense	257	309
Amortization of deferred compensation	0	127
Non-cash stock based compensation	40	0
Impairment of goodwill	0	3,006
Provision for inventory	1,040	1,431
Loss on the disposition of fixed assets	8	0
Changes in operating assets and liabilities:
Accounts receivable	1,826	1,088
Inventories	235	361
Prepaid and other assets	361	(258)
Accounts payable	(619)	305
Accrued expenses	(200)	(265)
Accrued compensation and benefits	(863)	(354)
Other	(72)	(10)
Net cash used in operating activities	(2,449)	(7,259)
Cash flows from investing activities:
Capital expenditures	0	(68)
Proceeds from maturities of short-term investments, net	3,218	5,719
Proceeds from sale of equipment	14	0
Net cash provided by investing activities	3,232	5,651
Cash flows from financing activities:
Proceeds from issuance of common stock	1	10
Proceeds from notes payable	0	443
Repayments of capital leases and notes payable	(610)	(98)
Net cash provided by (used in) financing activities	(609)	355
Net increase (decrease) in cash	174	(1,253)
Cash and cash equivalents, beginning of period	589	3,356
Cash and cash equivalents, end of period	$763	$2,103

Cash paid for interest	$9	$35
Non-cash financing activity:
Issuance of note payable to finance D&O insurance	560	0

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollar Amounts are in Thousands, Except for per Share Amounts)

(Unaudited)

1.                                       Basis of Presentation.

The unaudited financial statements of WorldGate Communications, Inc. (“WorldGate” or the “Company”) for the three months ended June 30, 2003 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 and the notes thereto included in the Company’s Annual Report on Form 10-K.

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

2.                                       Liquidity and Going Concern Considerations

As of June 30, 2003 the Company had cash and cash equivalents of $763.  The operating cash usage for the three and six months ended June 30, 2003 was $1,123 and $2,449, respectively. Subsequent to June 30, 2003, the Company entered into a definitive asset purchase agreement (the "Agreement") to sell to TVGateway, LLC certain interactive television ("ITV") intellectual property rights and certain software and furniture also related to the ITV business and currently being used by TVGateway, for $2.4 million in cash, to be paid at closing which is expected to be in September or October, 2003.  In addition, concurrently with the execution of the Agreement, WorldGate and TVGateway entered into a redemption agreement pursuant to which TVGateway redeemed WorldGate's equity interest in TVGateway for $600,000 in cash, paid concurrently with the execution of the redemption agreement.  The purchase price for these assets in the aggregate will be $3 million, and will be used to fund continuing operations, as well as to develop and distribute new products and services for the broadband market.  The initial $600,000 payment, in addition to the cash on hand,  is expected to provide sufficient funds to continue operations through the closing of the Agreement.  In connection with this transaction the Company will incur certain costs associated with soliciting shareholder approval for the transaction as well as certain advisor fees for the transaction.  Upon closing of the TVGateway transaction and receipt of the $2.4 million from TVGateway (less these associated costs,) the Company projects it will have sufficient funding to continue operations into the first quarter of 2004, assuming no additional funding is received.  The Company has retained a royalty free license to the intellectual property rights and assets sold to TV Gateway and plans to continue providing the WorldGate service to its customers.  Accordingly the Company expects to continue to receive revenues from the operation of this business, although given the Company’s going concern considerations no assurances can be provided as to the amount and collectability of such revenues or to the period such revenues will continue to be received.

The Company has no outstanding debt and its assets are not pledged as collateral.  The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations or from other sources.  Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities.  There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all.  The Company has limited capacity to further reduce its workforce and scale back on capital and operational expenditures to decrease cash burn given the measures it has already taken to reduce staff and expenses.

The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Therefore, the financial statements do not include any adjustments relating to the Company’s ability to operate as a going concern.  The appropriateness of using the going concern basis in the future, however, will be dependent upon the Company’s ability to address its liquidity needs as described above.  There is no assurance that the Company will be able to address its liquidity needs through the measures described above on acceptable terms and conditions, or at all, and, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern beyond the first quarter of 2004, assuming the receipt of proceeds from the TVGateway transaction.

3.                                       Agreement with Argentine customer

In 2001, the Company sold $742 worth of deployment equipment, keyboards and other items to a cable operator in Argentina who at the time, was not experiencing economic difficulties. Shortly after the sale, the country of Argentina encountered economic difficulties that adversely affected our Argentine customer’s financial position. Our Argentine customer made a $400 payment on the equipment purchased but was having difficulties satisfying the remaining unpaid portion of their invoice. During the second quarter of 2002, after further negotiations with our Argentine customer, the Company believed that the best course of action to salvage value from the remaining $342 unpaid balance was to agree to a cash payment of $55, take back a portion of the keyboards previously sold worth $150 which was recorded as a reduction in revenues, and write off the remaining unsatisfied portion of their invoice of $137 as general and administrative expense. The keyboards taken back from our customer can be resold to other cable operators in Spanish speaking countries. It is not a normal policy or practice of the Company to take back inventory previously sold; it was done only due to the extenuating circumstances. Our Argentine customer has made the cash payment stipulated in the agreement and is now paying their monthly service fees on a regular basis.

4.                                       Inventories.

Inventories are summarized as follows:

	June 30, 2003	December 31, 2002

Raw Material	$1,782	$2,479
Work in Progress	—	2
Finished Goods	364	865
Inventory held by customers and vendors	541	616
	$2,687	$3,962

5.                                       Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

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

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2003	2002	2003	2002

Net loss:
As reported	$(2,999)	$(9,479)	$(4,884)	$(13,634)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects of $0	—	55	40	127
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(1,350)	(1,317)	(2,770)	(2,737)
Pro forma net loss	$(4,349)	$(10,741)	$(7,614)	$(16,244)

Net Loss per share:
Basic and diluted—as reported	$(0.13)	$(0.40)	$(0.21)	$(0.58)
Basic and diluted—pro forma	$(0.18)	$(0.46)	$(0.32)	$(0.69)

Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

6.                                       Related Party Transactions.

In 1997, the Company entered into agreements with cable operators who are investors.  Revenues recognized from such investors were approximately $65 and $85, respectively, for the three months ended June 30, 2003 and June 30, 2002 and approximately $136 and $180, respectively for the six months ended June 30, 2003 and June 30, 2002. Accounts receivable from such investors amounted to approximately $139 at June 30, 2003 and $97 at December 31, 2002.

The Company has agreements with some investors to provide engineering and development support.  As a result of these agreements, the Company has expensed approximately $165 and $632, respectively, for the three months ended June 30, 2003 and June 30, 2002 and approximately $556 and $1,152, respectively, for the six months ended June 30, 2003 and June 30, 2002.  Accounts payable to these stockholders amounted to $159 and $468 at June 30, 2003 and December 31, 2002, respectively.  These stockholders are suppliers of technology and components for the Company’s products and services.  These agreements provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company’s engineering efforts.  These agreements do not provide for ongoing royalties, purchase provisions, nor for any requirement to provide additional funding to the Company.

In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors.  Included in deposits and other assets at June 30, 2003 is $750 related to this lease.  The Company did not pay their rent on their current facility for the months of June, July and August 2003.  Subsequent to June 30, 2003, the corresponding monthly and operating amounts which approximate $85 per month have been deducted by our landlord from the deposit referenced above which is the security deposit the Company maintains with respect to the building.  Although the Company and the non-employee investor are in the process of trying to negotiate a settlement, the non-employee investor has perfected his interest to potentially enable him to take possession of the facility in the event the settlement discussions are not successful.

7.                                       TVGateway Joint Venture and related Cable Operator Agreements

On July 24, 2000, the Company formed a separate joint venture, TVGateway, LLC, with four cable operators.  As part of this venture WorldGate entered into a management agreement with TVGateway to provide engineering, operations and administrative support services. In addition to providing for the terms and conditions under which such services were to be provided the management agreement contained a provision providing for WorldGate and TVGateway to cooperate to transition to TVGateway some or all of the support services being provided by WorldGate and/or the employees providing these services. In addition, this provision required WorldGate to remain available to provide support services until July 24, 2005. During 2002 WorldGate and TVGateway agreed to commence the transition of services pursuant to this provision. In addition, the parties agreed that the management agreement shall be of no further force and effect with respect to the services that are transferred as of the completion of the specific transfers. The companies completed this transition in first quarter 2003 and accordingly, WorldGate has now been relieved of any continuing obligation to provide such transitioned services.

Revenues for such services, which are included in service fee revenue, totaled $56, and $3,646, respectively for the three months ended June 30, 2003 and 2002, and $788 and $6,085, respectively, for the six months ended June 30, 2003 and 2002.  In addition, product sales to TVGateway totaled $0 and $16 for the three months ended June 30, 2003 and 2002, and $1,079 and $37, respectively, for the six months ended June 30, 2003 and 2002.  Accounts Receivable from TVGateway amounted to $0 at June 30, 2003 and $1,089 at December 31, 2002. WorldGate is accounting for its 18% investment in the joint venture, which was previously reduced to a carrying value of $0 due to prior losses, under the equity method.

On August 7, 2003 the Company announced that it entered into a definitive agreement to sell to TVGateway, LLC certain ITV intellectual property rights and certain software and equipment related to the ITV business which TVGateway was currently using, for $2.4 million in cash, to be paid at closing.  In addition, concurrently with the execution of the Agreement, WorldGate and TVGateway entered into a redemption agreement pursuant to which TVGateway redeemed WorldGate's equity interest in TVGateway for $600,000 in cash, paid concurrently with the execution of the redemption agreement.  The purchase price for these assets in the aggregate will be $3 million and will be used by the Company to fund continuing operations, as well as to develop and distribute new products and services for the broadband market.  As part of this transaction WorldGate retained a royalty-free license to the transferred intellectual property rights and software, and with such license the Company plans to continue to support its interactive television (“ITV”) customers.

Related Cable Operator Agreements

In 2000, and concurrently with the formation of the TVGateway joint venture, the Company entered into multi-year agreements with four cable operators for the digital deployment of the Company’s ITV - service to a predetermined number of households. In addition to the deployment agreements, the cable providers purchased an aggregate of 1,531,211 shares of the Company’s Common Stock yielding proceeds to the Company of $24,530. These same cable operators were issued warrants to purchase additional shares of Common Stock which will vest at varying rates based on the deployment of the Company’s ITV service on the cable operator’s digital cable system.

Furthermore, the Company entered into a supply agreement with the cable operators whereby the Company agreed to supply these cable operators, on a pro rata basis, products that pertain to the development and deployment of the WorldGate service. The Company initially recorded a liability in the amount of $5,110 related to this obligation. The recorded amount was based on the Company’s best estimate of what it would cost to satisfy the contractual obligation to the various cable operators. The Company’s policy has been not to adjust the liability after it has been established. Any future change in the contractual obligation liability would be a reclassification to additional paid in capital. When equipment credits are utilized by the cable operators, the value of the equipment is reflected in its entirety in the cost of revenues. The equipment credit expires on August 24, 2003. At June 30, 2003, the Company had a remaining liability of $3,283 for the anticipated cost of satisfying this obligation.

8.                                       Net Loss per Share

Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive.  Potential common shares comprise shares of common stock issuable upon the exercise of stock options and warrants.  The number of potential common shares which would have been assumed to be converted in the periods ended June 30, 2003 and 2002 and have a dilutive effect if the Company had income from continuing operations is 5,932,513 and 6,424,384, respectively.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollar Amounts are in Thousands, Except per Share Amounts)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS.

We may from time to time make written or oral forward-looking statements, including those contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The words “estimate,” “project,” “believe,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  In order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate.  The factors, individually or in the aggregate, that could cause such forward-looking  statements not to be realized include, without limitation, the following: (1) difficulty or inability to raise additional financing on terms acceptable to us, (2) difficulty in developing and implementing marketing and business plans, (3) continued losses, (4) loss of any one of our large customers, (5) industry competition factors and other uncertainty that a market for our products will develop, (6) challenges associated with broadband operators (including, uncertainty that they will offer our products, inability to predict the manner in which they will market and price our products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our products), (7) departure of one or more key persons,  (8) delisting of our Common Stock from the NASDAQ Small Cap Market, (9) changes in regulatory requirements, and (10) other risks identified in our filings with the Securities and Exchange Commission.  We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive.  We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.

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

Three and Six Months Ended June 30, 2003 and June 30, 2002

Revenues

Revenues.  Revenues decreased to $391 for the three months ended June 30, 2003, or 90%, from $3,917 for the three months ended June 30, 2002.  Revenues also decreased 64% from $7,093 for the six months ended June 30, 2002 to $2,556 for the six months ended June 30, 2003.    A substantial portion of the revenue decrease for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, is attributable to reduced consulting fees with TVGateway.  For the six months ended June 30, 2003, a substantial portion of the revenue decrease, when compared to the six months ended June 30, 2002, is also attributable to reduced consulting fees with TVGateway, partially offset by increased equipment sales with TVGateway during the first quarter of 2003.  As a result of the transition of services to TVGateway, we do not expect to receive any significant revenues from consulting fees or equipment sales from TVGateway in the future.  For the three months ended June 30, 2003 consulting fee revenues with TVGateway were $56, or 98% below such consulting fees of $3,646 for the three months ended June 30, 2002.  For the six months ended June 30, 2003 consulting fee revenues from TVGateway were $788, or 87% below such consulting fees of $6,085 for the six months ended June 30, 2002.  For the three months ended June 30, 2003, equipment sold to TVGateway was $0, compared to $16 for the three months ended June 30, 2002.  For the six months ended June 30, 2003, equipment sold to TVGateway was $1,079, compared to $37 for the six months ended June 30, 2002.  At June 30, 2002 we had deployed our services in 72 cable systems with approximately 581,000 Revenue Generating Units.  As of June 30, 2003 we had deployed our services in 67 cable systems, representing approximately 582,000 Revenue Generating Units.  For the three months ended June 30, 2003, we derived revenues of $342, or 87%, from service fees consisting of consulting fees, subscriber fees and advertising fees, and $49, or 13%, from the delivery of headends, keyboards, and related equipment products.  For the three months ended June 30, 2002, we derived revenues of $4,010, or 102%, from service fee revenues partially offset by the return of headends and keyboards that totaled $93, or 2%.  For the six months ended June 30, 2003, we derived revenues of $1,320, or 52%, from service fee revenues and $1,236, or 48%, from the delivery of equipment.  For the six months ended June 30, 2002, we derived revenues of $6,881, or 97%, from service fees and $212, or 3%, from the delivery of equipment.  Included in equipment revenues for the three months ended June 30, 2003 and 2002, were sales of excess inventory of $7 and $0, respectively.  For the six months ended June 30, 2003 and 2002, the sale of excess inventory included in equipment revenues were $42 and $0, respectively.  The Company currently plans to continue providing the WorldGate service to its customers, and accordingly expects to continue to receive revenues from the operation of this business, although given the Company’s going concern considerations no assurances can be provided as to amount and collectability of such revenues or to the period such revenues will continue to be received.  WorldGate does not expect to generate any significant revenues from its videophone product for the remainder of this year and fiscal 2004.

Costs and Expenses.

Cost of Revenues.  Cost of revenues consists primarily of equipment product costs related to initial trials and commercial deployments and service fee revenue costs, related primarily to the provision of engineering and administrative services.  Costs of equipment product revenues for the three and six months ended June 30, 2003, were $1,250 and $1,890, respectively, or approximately 2,551% and 153%, respectively, of equipment product revenues, compared to the product costs of revenues of $2,462 and $3,643, respectively, or approximately 2,647% and 1,718%, respectively, of equipment product revenues, for the three and six months ended June 30, 2002.  These decreases in the cost of equipment product revenues for the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002, were primarily the result of approximately $760 of equipment sales to TVGateway, which primarily consisted of equipment previously expensed or written-off, and reduced manufacturing overhead costs for the three and six months ended June 30, 2003 of $436 and $1,215, respectively.  Included in product costs the Company recorded $1,002 and $1,040, respectively, in inventory reserves in the three and six months ended June 30, 2003.  For the three and six months ended June 30, 2002, inventory reserves were $1,431.  Service fee costs of revenues for the three and six months ended June 30, 2003, were $20 and $803, respectively, or approximately 6% and 61%, respectively, of service fee revenues.  Service fee costs of revenues were $3,499 and $5,855, respectively, or approximately 87% and 85%, respectively, of service fee revenues for the three and six months ended June 30, 2002.  These decreases in service fee cost of revenues for the three and six months ended June 30, 2003 of $3,479 and $5,052, respectively, when compared to the same period in 2002, are primarily attributable to decreased staffing levels required as a result of the TVGateway transfer.

Engineering and Development.  Engineering and development expenses primarily consist of the cost of design, programming, testing, documentation and support of the Company’s hardware, software and services.  Engineering and development costs were $874 for the three months ended June 30, 2003, a decrease of approximately 65% when compared to $2,476 for the three months ended June 30, 2002.  For the six months ended June 30, 2003, engineering and development costs were $1,945, a decrease of approximately 59%, when compared to $4,791 for the six months ended June 30, 2002.  These decreases in expenses are primarily attributable to declines in staffing over the last two years which resulted in a significant payroll cost reduction, a significant portion of which is the result of termination of all of the personnel of the former DVA and of the engineering development consultants for TVGateway.  Employee compensation costs declined for the three and six months ended June 30, 2003 by $1,364 and $2,944, respectively, or 68% and 69%, respectively, when compared to the same periods in 2002.

Sales and Marketing.  Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments.  For the three months ended June 30, 2003, sales and marketing expenses were $231.  This represents a decrease of approximately 72%, when compared to sales and marketing expenses of $833 for the three months ended June 30, 2002.  For the six months ended June 30, 2003, sales and marketing expenses were $572, a decrease of approximately 62%, when compared to $1,509 for the six months ended June 30, 2002.  These decreases in expenses are primarily attributable to declines in staffing over the last two years.  These actions resulted in employee compensation costs declining in the three and six months ended June 30, 2003 by $427 and $720, respectively, or approximately 69% and 59%, respectively, when compared to the same periods in 2002.  Conferences and trade show costs also declined for the three and six months ended June 30, 2003 by $10 and $720, respectively, or approximately 100% and 93%, respectively, when compared to the same periods in 2002, as a result of reduced participation by the Company.

General and Administrative.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees.  General and administrative expenses were $845 and $1,807, respectively, for the three and six months ended June 30, 2003, an increase of approximately 5% and 33%, respectively, when compared to expenses of $807 and $1,358, respectively, for the same periods in 2002.  These increases in expenses are primarily attributable to facility overhead costs that are no longer allocable to TVGateway, partially offset by declines in staffing, and the issuance of 150,000 stock options to an investment financial advisor with a fair value of $40 to assist us in evaluating various strategic and financial alternatives available to the Company.  Employee compensation costs declined in the three and six months ended June 30, 2003 by $210 and $292, respectively, or approximately 47% and 34%, when compared to the same periods in 2002, as a result of decreases in staffing.  Facility expenses increased for the three and six months ended June 30, 2003 by $372 and $636, respectively, or approximately 433% and 261%, respectively, when compared to the same periods in 2002, also as a result of the facility overhead costs no longer allocated to TVGateway.

Goodwill Impairment.  During the second quarter of 2002, in an effort to cut costs and achieve operational efficiencies, the Company commenced the termination of all personnel of the former DVA which performed engineering development services. In conjunction with this action, it was determined that the carrying amount of the Company’s remaining goodwill, which was originally recorded with the Company’s acquisition of DVA, exceeded its fair value. As such, the Company measured the impairment loss by the amount the carrying value exceeded the implied fair value of the goodwill. The amount of the non-cash impairment loss was $3,006. The fair value of goodwill was estimated using the expected present value of future cash flows.

Interest and Other Income and Interest Expense.  Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt.  Interest and other income decreased from $39 for the three months ended June 30, 2002 to $12 for the three months ended June 30, 2003, and decreased from $105 for the six June 30, 2002 to $39 for the six months ended June 30, 2003, primarily due to declining average cash balances and to declining interest rates.  During the three and six months ended June 30, 2002, the Company earned interest on average cash balances of approximately $8,963 and $10,913, respectively, and incurred interest expense related to its $1,100 equipment financing facility.  In comparison, during the three and six months ended June 30, 2003 the Company earned interest on average cash balances of approximately $1,518 and $2,618, respectively, and incurred interest expense related to its insurance financing.

Income Taxes.  The Company has incurred net operating losses since inception and accordingly had no income taxes and has not recorded any income tax benefit for those losses.

Liquidity and Capital Resources.

As of June 30, 2003, our primary source of liquidity consisted of cash and cash equivalents and short-term investments that are highly liquid, are of high quality investment grade and have maturities of less than one year.

At June 30, 2003, we had cash and cash equivalents of $763 as compared to cash and equivalents of $589 (in addition to $3,218 in short-term investments) at December 31, 2002.  Net cash used in operations was $2,449 for the six months ended June 30, 2003, as compared to $7,259 used for the same period in 2002.  The decrease in net cash used for operations was primarily attributable to the Company’s decrease in expenditures, including its reduction in workforce programs.  Accounts receivable and inventory reductions were partially offset by other changes in working capital during the quarter.  The Company recorded bad debt expense in the amount of $257 during the six months ended June 30, 2003 to reflect its current assessment of the collectability of certain receivables, primarily Latin and South America.  The Company has instituted tighter credit procedures to minimize its collection exposure with particular emphasis on international customers.

Cash provided by investing activities during the six months ended June 30, 2003, totaled $3,232 compared to $5,651 provided during the same period in 2002.  During the six months ended June 30, 2003, we utilized the net proceeds from our maturing short-term investments of $3,218 compared to $5,719 for the six months ended June 30, 2002.  Capital expenditures were $0 and $68 for the six months ended June 30, 2003 and 2002, respectively.

Operations and Liquidity

To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999. As of June 30, 2003 the Company had cash, cash equivalents of $763. The operating cash usage for the six months ended June 30, 2003 was $2,449. In October 2002, the Company announced multiple actions that it believed would further reduce operating expenses and increase operating efficiencies. These actions included a reduction in work force as well as the implementation of an agreement with TVGateway to transfer to TVGateway certain WorldGate employees and functions that WorldGate was currently providing for TVGateway. During the first quarter 2003, the Company substantially finalized the transition settlement and other matters with TVGateway and in January 2003 received $2,428 in cash as part of this settlement. This amount largely comprises payment of our receivable balance as of December 31, 2002 in the amount of $1,000, payment of January 2003 service fees in the amount of $300 and other payments largely related to our January 2003 sale of certain equipment and inventory in the approximate amount of $1,055. This transition of services removed both the obligation of WorldGate to provide the service as well as TVGateway’s obligation to pay WorldGate for rendering the service. As such, WorldGate was negatively impacted in that it will no longer receive any significant revenues from providing these services.  Although WorldGate’s revenue attributable to the transitioned service was reduced, so was the corresponding expense of providing the service. Also, there was  overhead which was reduced or otherwise allocated and which was previously passed on to TVGateway.

As of June 30, 2003, we have no outstanding debt and our assets are not pledged as collateral.  However, we did not pay our rent on our current facility for the months of June, July and August 2003.  As a result, our landlord, a non-employee investor, has perfected his interest to potentially enable him to take possession of our facility and is drawing down from our rent deposit of $750 to satisfy the unpaid rent.  We continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.  The Company has limited capacity to further reduce its workforce and scale back on capital and operational expenditures to decrease cash burn given the measures it has already taken to reduce staff and expenses.

Upon closing of the TVGateway transaction and the receipt in the aggregate of $3 million from TVGateway (less the associated costs for soliciting shareholder approval and fees for our investment advisors), the Company projects it will have sufficient funding to continue operations into the first quarter of 2004, assuming no additional funding is received. We continue to seek funding to keep the Company viable beyond this period, exploring investments, mergers, sale of the Company as well as the sale or licensing of some or all of the Company’s assets, among other means of funding.  To this end, we have been, and continue, discussing possible transactions with several parties and at the same time we are broadening and formalizing the solicitation process.  We seek to obtain any and all expressions of interests in sufficient time to ensure that we can properly evaluate all funding opportunities.  No assurances can be given that a transaction can be consummated prior to the depletion of our available cash.  We however remain hopeful that sufficient funding can be obtained to continue the Company’s operations.

The Company received a letter dated October 8, 2002, from the NASDAQ, which notified it that the bid price for its common stock had been below $1.00 per share for a period of thirty consecutive days.  Subsequently the Company sought and received NASDAQ approval to transfer its listing to the NASDAQ Small Cap Market, and on January 9, 2003 the Company’s common stock commenced trading on this market.  WorldGate cannot offer any assurance that other NASDAQ requirements for continued listing will be satisfied.  If the Company’s common stock is delisted, this may have a negative impact on the liquidity and price of its common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, its common stock.  Furthermore, the listing of the Company’s common stock on the NASDAQ Small Cap Market, makes it ineligible for certain exemptions from the various state securities or “blue sky” laws, which makes it more difficult for the Company to raise capital through issuances of securities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio.  We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

As of June 30, 2003, the Company’s cash and cash equivalents and short-term investments were $763, most of which were debt securities having a maturity of less than one year.  Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio.  Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the six months ended June 30, 2003 would have decreased by approximately $12.  This estimate assumes that the decrease occurred on the first day of 2003 and reduced the yield of each investment instrument by 100 basis points.  The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

Foreign Currency Exchange Risk.  Although we transact business in various foreign countries, the principal portion of our business is in the United States and substantially all of our revenues and costs to date have been denominated in U.S. dollars.  As a result, adverse movements in foreign currency exchange rates would not have a material adverse effect on us.

ITEM 4.    CONTROLS AND PROCEDURES.

As of the end of the period covered by this Form 10-Q, the Company’s management, including its chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and  procedures.  Based on that evaluation, the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective.  There have been no  changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

(Dollars Amounts are in Thousands, Except per Share Amounts)

ITEM 1.  LEGAL PROCEEDINGS.

The Company has not paid our rent on our current facility for the months of June, July and August 2003.  As a result, our landlord has perfected his interest to potentially enable him to take possession of our facility, and is drawing down from our rent deposit balance of $750 at June 30, 2003 to satisfy the unpaid rent.  We are in the process of negotiating a settlement of our lease obligation with the landlord in an effort to reduce our outstanding liability and ongoing lease obligations, although there can be no assurance that a settlement can be obtained.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

The Company has announced that it has entered into a definitive agreement to sell to TVGateway, LLC certain ITV intellectual property rights and certain software and equipment related to the ITV business which TVGateway was currently using, for $2.4 million in cash, to be paid at closing.  In addition, concurrently with the execution of the Agreement, WorldGate and TVGateway entered into a redemption agreement pursuant to which TVGateway redeemed WorldGate's equity interest in TVGateway for $600,000 in cash, paid concurrently with the execution of the redemption agreement.  The purchase price for these assets in the aggregates, will be $3 million which WorldGate will use to fund continuing operations, as well as to develop and distribute new products and services for the broadband market.  The initial $600,000 payment, in addition to the cash on hand, is expected to provide sufficient funds to continue operations through the closing.  In connection with this transaction the Company will incur certain costs associated with soliciting shareholder approval for the transaction as well as certain advisor fees for the transaction.  Upon closing of the TVGateway transaction and receipt of the $2.4 million from TVGateway (less these associated costs), the Company projects it will have sufficient funding to continue operations into the first quarter 2004, assuming no additional funding is received.

As the first of its new product and service offerings, WorldGate has been developing, and will continue to develop, a videophone with high quality, full motion video.  Since this product is designed to work with existing broadband infrastructures, the Company plans to leverage its longstanding relationships and business partnerships within the broadband marketplace as well as its expertise in video and broadband technology.  The Company believes that it has overcome many of the historical obstacles to consumer acceptance of video telephone products by producing a unique combination of superior technology and consumer-friendly style. The TVGateway transaction will allow WorldGate to refocus its efforts from interactive cable television toward videophone and to continue to explore other new broadband technology and products. With this refocus the Company has also continued to implement measures, including significant personnel reorganizations, intended to reduce its operating costs and improve efficiencies.

WorldGate’s Board of Directors has approved, and unanimously recommended shareholder approval of, the TVGateway sale.  Pending shareholder approval and the satisfaction of various closing conditions contained in the definitive agreement, the sale is expected to close sometime in September or October of 2003.  WorldGate has set a record date of August 5, 2003 for shareholders entitled to notice of, and to vote at, a shareholder meeting relating to the sale, which meeting is expected to be held during September or October of 2003.  Upon compliance with the requirements of the Securities Exchange Act, WorldGate expects to mail definitive proxy materials to shareholders who held WorldGate common stock as of the record date..

Over the course of the past year, various staff members of WorldGate have worked to investigate and help define new products and services that could leverage the Company’s expertise and resources and potentially provide value beyond the ITV business.  During this period the parameters for a video telephone were developed.  Although other companies have, over the past 35 years, unsuccessfully expended significant efforts to develop a videophone product, the Company believes that the emergence of technical advances and the evolution of consumer tastes have sufficiently come together to permit the development of a successful product.  The Company further believes that the emergence of H.264 video compression, camera technology, DOCSIS 1.1, and DSL high-speed modems pave the way for “true-to-life” video to be delivered efficiently by high-speed data providers.

WorldGate has developed a personal videophone which it plans to market under the trademark Ojo.  We believe this product revolutionizes the technology approach and advances video telephony to economic reality.  Ojo employs proprietary image processing and system designs to deliver “true to life” synchronized images and sound at an affordable price to consumers.  Ojo takes a unique approach to video telephony and redefines the product and the perception of video telephony to overcome past constraints.  Based upon reactions to date, the Company believes Ojo will generate customer excitement and acceptance when it is introduced into the marketplace.

Through an assembled team of engineers and management chosen from the cable, telecommunications, high-definition television and computer industries, WorldGate has developed an affordable wireless videophone, ergonomically designed specifically for in-home and business, personal video communication.  WorldGate identified several past issues that have interfered with commercial success and consumer acceptance of videophones and addressed each of these issues within Ojo.  We believe that Ojo is differentiated, both from competitors and from previous efforts at personal video telephony by providing: true to life communication, interoperability with the PSTN (public switched telephone network), wireless implementation, easy deployment by cable and DSL operators as well as businesses, and all packaged in a highly styled ergonomic design.  In addition, Ojo is further differentiated versus competition and past video telephony efforts by the development of a state of the art connectivity infrastructure, which leverages the convergence of latest compression technology, processing power and increased bandwidth availability to help ensure, enable and maintain dedicated high quality end-to-end connections.

The WorldGate Board of Directors, in evaluating its options, has concluded that investing the proceeds from the TVGateway transaction in the continued development and distribution of products and services for the broadband market, including our new videophone business, will create the best value for shareholders.

The initial market for videophones is expected to be comprised of existing high-speed data customers, including both existing DSL and cable modem subscribers.  According to Kagan Worldwide Media (Kagan Broadband Technology, May 13, 2003), by the end of 2008 there will be almost 45 million modem subscribers in the United States while the international market is projected to approach 170 million DSL and DOCSIS modems by 2008.  We believe that these modem users provide a fertile and large target market for a quality, low cost videophone offering.  Additional videophone growth is expected to be derived from new technology adopters and regular long distance communicators such as families and close friends.

We also find the business-to-business opportunity attractive as a means to improve interpersonal communication and multi-location productivity.  According to AMI Partners, (Cable and Telecommunications Association for Marketing, Commercial Services Seminar, May 15, 2003) leader in Global SMB Market Intelligence and Business Consulting, there are 7.5 million small businesses in the US, representing 67.5 million employees and 100,000 medium businesses representing 25 million employees who, the Company believes, will find that videophone offers a more intimate customer experience while reducing travel costs.  Furthermore AMI Partners estimate that the number of small and medium businesses in markets outside the US is approaching 65 million.  US small and medium companies spent $214 billion on data transmission in 2002, $80 billion on PC and networking hardware and peripherals and $78 billion on wireless and paging communication and local and long distance.  This is an area where we expect the cable and DSL industries to concentrate sizable resources to capture incremental revenue from this untapped market.  Our marketing objective is to have videophones, and Ojo in particular, supplement and hopefully replace ordinary home and business phones worldwide.

We are currently in the process of manufacturing prototype units to demonstrate the functionality and expected ease of use of our Ojo videophone, with customer trials expected to commence in the first quarter of 2004.  We anticipate the formal commercial launch of Ojo sometime in the fall of 2004.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation*
3.2	Amended and Restated Bylaws*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*                                                           Incorporated by reference to the exhibits to the Company’s Form 10-Q Report for the quarter ended March 31, 1999.

**                                                    Filed herewith.

***                                             Furnished herewith

(b)         Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Date: August 14, 2003	/s/ Hal M. Krisbergh
Hal M. Krisbergh
Chairman and Chief Executive Officer

Date: August 14, 2003	/s/ Joel Boyarski
Joel Boyarski
Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002