Form 10-Q
period 2003-09-30
WORLDGATE COMMUNICATIONS INC
filed 2003-11-14
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2003.

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

Yes ☐ No ☒

As of November 7, 2003, there were 23,580,876 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS

Current assets:

Cash and cash equivalents	$850	$589
Short - term investments	—	3,218
Accounts receivable, less allowance for doubtful accounts of $343 at September 30, 2003 and $1,596 at December 31, 2002	2,674	1,407
Accounts receivable due from related parties	138	1,186
Inventory	1,423	3,962
Prepaid and other assets	380	281
Total current assets	5,465	10,643

Property and equipment	4,503	5,109
Less: accumulated depreciation and amortization	(2,732)	(2,605)

Property and equipment, net	1,771	2,504
Deposits and other assets	397	872

Total assets	$7,633	$14,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Notes Payable	$—	$50
Accounts payable	740	775
Accounts payable due to related party	65	453
Accrued expenses	564	779
Accrued compensation and benefits	212	1,132
Contractual obligations related to equity financing	0	3,283
Deferred rent credit, current and other	30	87
Total current liabilities	1,611	6,559

Deferred rent credit	142	165
Total liabilities	1,753	6,724

Stockholders’ equity:

Preferred Stock, $.01 par value, 13,500,000 shares authorized	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 23,580,876 shares issued and outstanding at September 30, 2003 and 23,577,963 shares issued and outstanding at December 31, 2002	236	236
Additional paid-in capital	197,758	193,391
Warrant for Common Stock	1,911	1,911
Accumulated deficit	(194,020)	(189,238)
Less Treasury Stock, at cost – 500,000 shares as of September 30, 2003 and December 31, 2002	(5)	(5)
Total stockholders’ equity	6,180	7,295
Total liabilities and stockholders’ equity	$7,633	$14,019

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands, Except per Share Amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002

Revenues
Equipment product revenues earned from third parties	$674	$445	$805	481
Equipment product revenues earned from related parties	14	87	1,119	263
Service fee revenues earned from third parties	201	207	623	963
Service fee revenues earned from related parties	52	3,557	950	9,682
Total revenues	941	4,296	3,497	11,389
Costs and expenses

Cost of equipment product revenues	1,523	685	3,414	4,354
Cost of service fee revenues	1	3,291	804	9,120
Engineering and development (excluding depreciation and amortization amounts of $69 and $151 for the three months ended September 30, 2003 and 2002, respectively, and $289 and $450 for the nine months ended September 30, 2003 and September 30, 2002, respectively).	723	1,920	2,667	6,711
Sales and marketing (excluding depreciation and amortization amounts of $17 and $80 for the three months ended September 30, 2003 and 2002, respectively, and $52 and $243 for the nine months ended September 30, 2003 and September 30, 2002, respectively).	173	561	745	2,069
General and administrative (excluding depreciation and amortization amounts of $84 and $88 for the three months ended September 30, 2003 and September 30, 2002, respectively, and $251 and $261 for the nine months ended September 30, 2003 and September 30, 2002, respectively).	1,150	680	2,956	2,038
Depreciation and amortization	169	319	592	954
Goodwill impairment	0	0	0	3,006
Total costs and expenses	3,739	7,456	11,178	28,252
Loss from operations	(2,798)	(3,160)	(7,681)	(16,863)
Interest and other income	28	35	67	140
Interest and other expense	(127)	(38)	(167)	(74)
Gain on the sale of Investment in TVGateway, LLC	600	0	600	0
Gain on the sale of intellectual property	2,400	0	2,400	0

Net Income (Loss)	$103	$(3,163)	$(4,781)	$(16,797)

Net Income (Loss) per common share (basic and diluted)	$0.00	$(0.13)	$(0.20)	$(0.71)
Weighted average common shares outstanding - basic and diluted:
Basic	23,580,543	23,576,243	23,579,690	23,572,577
Fully Diluted	23,662,115	23,576,243	23,579,690	23,572,577

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,781)	$(16,797)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	592	954
Bad debt expense	551	402
Amortization of deferred compensation	0	171
Non-cash stock based compensation	83	0
Impairment of goodwill	0	3,006
Provision for inventory	1,377	1,601
Loss on the disposition of fixed assets	127	0
Gain on sale of fixed assets	(2,400)	0
Gain on sale of investment in TVGateway, LLC	(600)	0
Changes in operating assets and liabilities:
Accounts receivable	1,630	1,296
Inventories	1,162	871
Prepaid and other assets	376	(76)
Accounts payable	(423)	820
Accrued expenses	(215)	(501)
Accrued compensation and benefits	(920)	(531)
Other	(80)	(43)
Net cash used in operating activities	(3,521)	(8,827)
Cash flows from investing activities:
Capital expenditures	0	(62)
Proceeds from maturities of short-term investments, net	3,423	6,794
Proceeds from sale of equipment	368	0
Proceeds from the sale of investment in TVGateway, LLC	600	0
Net cash provided by investing activities	4,391	6,732
Cash flows from financing activities:
Proceeds from issuance of common stock	1	13
Proceeds from notes payable	0	443
Repayments of capital leases and notes payable	(610)	(245)
Net cash provided by (used in) financing activities	(609)	211
Net increase (decrease) in cash	261	(1,884)
Cash and cash equivalents, beginning of period	589	3,356
Cash and cash equivalents, end of period	$850	$1,472

Cash paid for interest	$15	$7

Non-cash financing activity:

Issuance of note payable to finance D&O insurance	560	0
Utilization of contractual obligation related to equity financing	0	25
Termination of contractual obligation related to equity financing	3,283	0

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollar Amounts are in Thousands, Except for per Share Amounts)

(Unaudited)

1.                                       Basis of Presentation.

The unaudited financial statements of WorldGate Communications, Inc. (“WorldGate” or the “Company”) for the three months ended September 30, 2003 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 and the notes thereto included in the Company’s Annual Report on Form 10-K.

The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.                                       Liquidity and Going Concern Considerations.

As of September 30, 2003 the Company had cash and cash equivalents of $850.  The operating cash usage for the three and nine months ended September 30, 2003 was $1,072 and $3,521, respectively.  On September 30, 2003, the Company sold to TVGateway, LLC certain interactive television (“ITV”) intellectual property rights and certain software and furniture also related to the ITV business that were being used by TVGateway, for $2.4 million pursuant to an Asset Purchase Agreement (the “Agreement”).  In addition, on August 7, 2003, TVGateway redeemed WorldGate’s equity interest in TVGateway for $600,000 in cash pursuant to a redemption agreement.  The purchase price for these assets in the aggregate was $3 million and will be used by the Company to fund continuing operations, as well as to develop and distribute its new Ojo video phone telephony product.  With the September 30, 2003 closing of the TVGateway transaction and receipt of the $2.4 million from TVGateway (less associated costs of $300) on October 1, 2003, the Company projects that it will have sufficient funding to continue operations into the first quarter of 2004, assuming no additional funding is received.  As part of this transaction the Company retained a royalty-free license to certain of the transferred intellectual property rights and software, and with such license the Company is able to continue to support its current interactive television customers.  Accordingly, at this time the Company expects to continue to receive revenues from the operation of this business, although given the Company’s going concern considerations, no assurances can be provided as to the amount and collectability of such revenues, or to the period such revenues will continue to be received.  However, the Company continues to evaluate the merits of staying in the ITV business versus exiting and putting all its focus behind video telephony.  If it were to exit the ITV business it would lose the revenue from this business and could potentially be faced with write-offs on inventory and equipment that would no longer be needed.

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

The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Therefore, the financial statements do not include any adjustments relating to the Company’s ability to operate as a going concern.  The appropriateness of using the going concern basis in the future, however, will be dependent upon the Company’s ability to address its liquidity needs as described above.  There is no assurance that the Company will be able to address its liquidity needs through the measures described above on acceptable terms and conditions, or at all, and, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern beyond the first quarter of 2004.

3.                                       Recent Accounting Pronouncement.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003.  A company with a variable interest or a variable interest entity created before February 1, 2003 shall apply the provisions of FIN 46 effective December 31, 2003.  Management does not believe the adoption of this Interpretation will have an impact on the Company’s consolidated financial position or results of operations.

The FASB recently issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  In addition, the Emerging Issues Task Force recently issued EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”.  The adoption of these accounting pronouncements did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  This interpretation expands the disclosure requirements of guarantee obligations and requires the guarantor to recognize a liability for the fair value of the obligation assumed under a guarantee.  In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party.  Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, “Accounting for Derivatives and Hedging” (“SFAS No. 133”), a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance.  The disclosure requirements of FIN 45 were effective as of December 31, 2002.  The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.  The requirements of FIN 45 did not have a material impact on our results of operations, financial position or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer of financial statements classifies and measures certain financial instruments that have characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement did not have any impact on the Company’s financial statements.

4.                                       Accounts Receivable

Included in Account Receivables is $2.4 million from TVGateway, LLC related to the sale of intellectual property (see footnote 2).

5.                                       Agreement with Argentine Customer.

In 2001, the Company sold $742 worth of deployment equipment, keyboards and other items to a cable operator in Argentina who at the time, was not experiencing economic difficulties. Shortly after the sale, the country of Argentina encountered economic difficulties that adversely affected our Argentine customer’s financial position. Our Argentine customer made a $400 payment on the equipment purchased but was having difficulties satisfying the remaining unpaid portion of their invoice of $342. During the second quarter of 2002, after further negotiations with our Argentine customer, the Company believed that the best course of action to salvage value from the remaining $342 unpaid balance was to agree to a cash payment of $55, take back a portion of the keyboards previously sold worth $150 (which was recorded as a reduction in revenues), and write off the remaining unsatisfied portion of their invoice of $137 as general and administrative expense. The keyboards taken back from our customer can be resold to other cable operators in Spanish speaking countries. It is not a normal policy or practice of the Company to take back inventory previously sold; it was done only due to the extenuating circumstances. Our Argentine customer has made the cash payment stipulated in the agreement.

6.                                       Inventories.

Inventories are summarized as follows:

	September 30, 2003	December 31, 2002

Raw Material	$1,423	$2,479
Work in Progress	—	2
Finished Goods	—	865
Inventory held by customers and vendors	—	616
	$1,423	$3,962

7.                                       Stock-Based Compensation.

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

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2003	2002	2003	2002

Net Income (Loss):
As reported	$103	$(3,163)	$(4,781)	$(16,797)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects of $0	43	44	83	171
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(1,359)	(1,060)	(4,129)	(3,797)
Pro forma net loss	(1,213)	(4,179)	(8,827)	(20,433)

Net Loss per share:
Basic and diluted – as reported	0.00	(0.13)	(0.20)	(0.71)
Basic and diluted - pro forma	(0.51)	(0.18)	(0.37)	(0.87)

Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

8.               Related Party Transactions.

In 1997, the Company entered into agreements with certain cable operators who are investors.  Revenues recognized from such investors were approximately $64 and $119, for the three months ended September 30, 2003 and September 30, 2002 and approximately $200 and $299, respectively, for the nine months ended September 30, 2003 and September 30, 2002. Accounts receivable from such investors amounted to approximately $138 at September 30, 2003 and $97 at December 31, 2002.

The Company has agreements with some investors to provide engineering and development support.  As a result of these agreements, the Company has expensed approximately $394 and $355, respectively, for the three months ended September 30, 2003 and September 30, 2002 and approximately $950 and $1,508, respectively, for the nine months ended September 30, 2003 and September 30, 2002.  Accounts payable to these stockholders amounted to $65 and $468 at September 30, 2003 and December 31, 2002, respectively.  These stockholders are suppliers of technology and components for the Company’s products and services.  These agreements provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company’s engineering efforts.  These agreements do not provide for ongoing royalties, purchase provisions, nor for any requirement to provide additional funding to the Company.

In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors.  Included in deposits and other assets at September 30, 2003 and 2002 is $388 and $864, respectively, related to this lease.  The Company has not paid its rent on its current facility since May 2003, totaling approximately $425.  Subsequent to June 30, 2003, the corresponding monthly and operating amounts which approximate $85 per month, have been deducted by our landlord from the deposit referenced above which is the security deposit the Company maintains with respect to the building.  Although the Company and the non-employee investor are in the process of trying to negotiate a settlement, the non-employee investor has perfected its interest to enable it to take possession of the facility.

9.               TVGateway Joint Venture and related Cable Operator Agreements.

On July 24, 2000, the Company formed a separate joint venture, TVGateway, LLC, with four cable operators.  As part of this venture WorldGate entered into a management agreement with TVGateway to provide engineering, operations and administrative support services. In addition to providing for the terms and conditions under which such services were to be provided, the management agreement provided for WorldGate and TVGateway to cooperate to transition to TVGateway some or all of the support services being provided by WorldGate and/or the employees providing these services. In addition, this provision required WorldGate to remain available to provide support services until July 24, 2005. During 2002 WorldGate and TVGateway agreed to commence the transition of services pursuant to this provision. In addition, the parties agreed that the management agreement would be of no further force and effect with respect to the services that are transferred as of the date of completion of the specific transfers. The companies completed this transition in first quarter 2003, and accordingly, WorldGate has now been relieved of any continuing obligation to provide such transitioned services.  Further, WorldGate will no longer receive future revenues from the management agreement with TVGateway.

Revenues for such services, which are included in service fee revenue, totaled $0, and $3,438, respectively for the three months ended September 30, 2003 and 2002, and $794 and $9,464, respectively, for the nine months ended September 30, 2003 and 2002.  In addition, product sales to TVGateway totaled $0 and $86 for the three months ended September 30, 2003 and 2002, and $1,074 and $182, respectively, for the nine months ended September 30, 2003 and 2002.  Accounts Receivable from TVGateway amounted to $1 at September 30, 2003 and $1,089 at December 31, 2002. WorldGate was accounting for its 18% investment in the TVGateway joint venture, which was previously reduced to a carrying value of $0 due to prior losses, under the equity method.

On September 30, 2003 the Company announced that it had sold to TVGateway, LLC certain ITV intellectual property rights and certain software and equipment related to the ITV business, which TVGateway was currently using, for $2.4 million.  In addition, on August 7, 2003, WorldGate and TVGateway entered into a redemption agreement pursuant to which TVGateway redeemed WorldGate’s equity interest in TVGateway for $600 thousand in cash.  The purchase price for these assets in the aggregate was $3 million and will be used by the Company to fund continuing operations, as well as to develop and distribute its new Ojo video telephony product. As part of this transaction WorldGate retained a royalty-free license to certain of the transferred intellectual property rights and software, and with such license, at this time the Company plans to continue to support its current interactive television (“ITV”) customers.  However, the Company continues to evaluate the merits of staying in the ITV business versus exiting and putting all its focus behind video telephony.  If it were to exit the ITV business it would lose the revenue from this business and could potentially be faced with write-offs on inventory and equipment that would no longer be needed.

Related Cable Operator Agreements.

In 2000, and concurrently with the formation of the TVGateway joint venture, the Company entered into multi-year agreements with four cable operators for the digital deployment of the Company’s ITV service to a predetermined number of households. In addition to the deployment agreements, the cable providers purchased an aggregate of 1,531,211 shares of the Company’s Common Stock yielding proceeds to the Company of $24,530. These same cable operators were issued warrants to purchase additional shares of Common Stock which were to vest at varying rates based on the deployment of the Company’s ITV service on the cable operator’s digital cable system.  As part of the asset sale to TVGateway, two of the cable operators have returned their warrants to WorldGate, in the aggregate amount of 1 million shares and the same have been cancelled.

Furthermore, the Company entered into a supply agreement with the cable operators whereby the Company agreed to supply these cable operators, on a pro rata basis, products that pertain to the development and deployment of the WorldGate service. The Company initially recorded a liability in the amount of $5,110 related to this obligation. The recorded amount was based on the Company’s best estimate of what it would cost to satisfy the contractual obligation to the various cable operators. The Company’s policy has been to not adjust the liability after it has been established. Any future change in the contractual obligation liability would be a reclassification to additional paid in capital. When equipment credits are utilized by the cable operators, the value of the equipment is reflected in its entirety in the cost of revenues. The equipment credit balance of $3,283 expired on August 24, 2003, consequentially, the Company reduced this liability of $3,283 and increased its paid in capital.

10.         Net Loss per Share.

Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive.  Potential common shares comprise shares of common stock issuable upon the exercise of stock options and warrants.  The number of potential common shares which would have been assumed to be converted in the periods ended September 30, 2003 and 2002 and have a dilutive effect if the Company had income from continuing operations, or if the options’ exercise price was less than the average market price of the common shares, is 5,861,201 and 6,333,582, respectively.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollar Amounts are in Thousands, Except per Share Amounts)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS.

We may from time to time make written or oral forward-looking statements, including those contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The words “estimate,” “project,” “believe,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  In order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate.  The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty or inability to raise additional financing on terms acceptable to us, (2) difficulty in developing and implementing marketing and business plans, (3) continued losses, (4) industry competition factors and other uncertainty that a market for our products will develop, (5) challenges associated with broadband operators (including, uncertainty that they will offer our products, inability to predict the manner in which they will market and price our products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our products), (6) departure of one or more key persons,  (7) delisting of our Common Stock from the NASDAQ Small Cap Market, (8) changes in regulatory requirements, and (9) other risks identified in our filings with the Securities and Exchange Commission.  We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive.  We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.

Results of Operations:

Critical Accounting Policies and Estimates.

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

Three and Nine Months Ended September 30, 2003 and September 30, 2002

Revenues.

Revenues.  Revenues decreased to $941 for the three months ended September 30, 2003, or 78%, from $4,296 for the three months ended September 30, 2002.  Revenues also decreased 69% from $11,389 for the nine months ended September 30, 2002 to $3,497 for the nine months ended September 30, 2003.    A substantial portion of the revenue decrease for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, is attributable to reduced consulting fees from TVGateway.  For the nine months ended September 30, 2003, a substantial portion of the revenue decrease, when compared to the nine months ended September 30, 2002, is also attributable to reduced consulting fees with TVGateway, partially offset by increased equipment sales from TVGateway during the first quarter of 2003.  As a result of the transition of services formerly provided by the Company to TVGateway, we do not expect to receive any significant revenues from consulting fees or equipment sales from TVGateway in the future.  For the three months ended September 30, 2003 there were no consulting fee revenues from TVGateway compared to consulting fees of $3,469 for the three months ended September 30, 2002.  For the nine months ended September 30, 2003 consulting fee revenues from TVGateway were $794, or 92% below such consulting fees of $9,554 for the nine months ended September 30, 2002.  For the three months ended September 30, 2003, equipment sold to TVGateway was $1, compared to $55 for the three months ended September 30, 2002.  For the nine months ended September 30, 2003, equipment sold to TVGateway was $1,079, compared to $182 for the nine months ended September 30, 2002.  At September 30, 2002 we had deployed our services in 66 cable systems with approximately 600,000 Revenue Generating Units.  As of September 30, 2003 we had deployed our services in 30 cable systems, representing approximately 219,000 Revenue Generating Units.  For the three months ended September 30, 2003, we derived revenues of $253, or 27%, from service fees consisting of consulting fees, subscriber fees and advertising fees, and $688, or 73%, from the delivery of headends, keyboards, and related equipment products.  For the three months ended September 30, 2002, we derived revenues of $3,764, or 88%, and $532, or 12%, from the delivery of headends, keyboards, and related equipment products.  For the nine months ended September 30, 2003, we derived revenues of $1,573, or 45%, from service fee revenues and $1,924, or 55%, from the delivery of equipment.  For the nine months ended September 30, 2002, we derived revenues of $10,645, or 93%, from service fees and $744, or 7%, from the delivery of equipment.  Included in equipment revenues for the three months ended September 30, 2003 and 2002, were sales of excess inventory of $688 and $0, respectively.  For the nine months ended September 30, 2003 and 2002, the sale of excess inventory included in equipment revenues were $730 and $0, respectively.  The Company currently continues to provide the WorldGate service to its customers, and accordingly expects to continue to receive revenues from the operation of this business, although given the Company’s going concern considerations no assurances can be provided as to amount and collectability of such revenues or to the period such revenues will continue to be received.  However, the Company continues to evaluate the merits of staying in the ITV business versus exiting and putting all its focus behind video telephony.  If it were to exit the ITV business it would lose the revenue from this business and could potentially be faced with write-offs on inventory and equipment that would no longer be needed.  WorldGate does not expect to generate any significant revenues from its videophone product for the remainder of this year and during 2004.

Costs and Expenses.

Cost of Revenues.  Cost of revenues consists primarily of equipment product costs and service fee revenue costs, related primarily to the provision of engineering and administrative services.  Costs of equipment product revenues for the three and nine months ended September 30, 2003, were $1,523 and $3,414, respectively, or approximately 2,214% and 177%, respectively, of equipment product revenues, compared to the product costs of revenues of $685 and $4,354, respectively, or approximately 129% and 585%, respectively, of equipment product revenues, for the three and nine months ended September 30, 2002.  The increase in the cost of equipment product revenues for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, were primarily the result of approximately $156 increase in inventory equipment sales.  The decrease in the cost of equipment product revenues for the nine months ended September 30, 2003, as compared to the nine months ended September 30 2002, were primarily the result of approximately $760 of equipment sales to TVGateway, which primarily consisted of equipment previously expensed or written-off, and reduced manufacturing overhead costs for the nine months ended September 30, 2003 of $1,109.  The Company recorded $338 and $1,378, respectively, in inventory reserves in the three and nine months ended September 30, 2003.  For the three and nine months ended September 30, 2002, inventory reserves were $170 and $1,601, respectively.  Service fee costs of revenues for the three and nine months ended September 30, 2003, were $1 and $804, respectively, or approximately 0% and 51%, respectively, of service fee revenues.  Service fee costs of revenues were $3,271 and $9,120, respectively, or approximately 87% and 86%, respectively, of service fee revenues for the three and nine months ended September 30, 2002.  These decreases in service fee cost of revenues for the three and nine months ended September 30, 2003 of $3,270 and $8,316, respectively, when compared to the same period in 2002, are primarily attributable to decreased staffing levels required as a result of the TVGateway transfer.

Engineering and Development.  Engineering and development expenses primarily consist of the cost of design, programming, testing, documentation and support of the Company’s hardware, software and services.  Engineering and development costs were $723 for the three months ended September 30, 2003, a decrease of approximately 62% when compared to $1,920 for the three months ended September 30, 2002.  For the nine months ended September 30, 2003, engineering and development costs were $2,667, a decrease of approximately 60%, when compared to $6,711 for the nine months ended September 30, 2002.  These decreases in expenses are primarily attributable to declines in staffing over the last two years which resulted in a significant payroll cost reduction, a significant portion of which is the result of termination of all of the personnel of the former DVA (“Digital Video Art, Inc.”, a wholly owned subsidiary of the Company) and of the engineering development consultants for TVGateway, partially offset by the issuance of 189,000 stock options to a manufacturer with a fair value of $43 in consideration for engineering and development work.  Employee compensation costs declined for the three and nine months ended September 30, 2003 by $2,016 and $6,794, respectively, or 80% and 73%, respectively, when compared to the same periods in 2002.  These reductions were partially offset by engineering and development overhead costs no longer allocable to TVGateway.

Sales and Marketing.  Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments.  For the three months ended September 30, 2003, sales and marketing expenses were $173.  This represents a decrease of approximately 69%, when compared to sales and marketing expenses of $561 for the three months ended September 30, 2002.  For the nine months ended September 30, 2003, sales and marketing expenses were $745, a decrease of approximately 64%, when compared to $2,069 for the nine months ended September 30, 2002.  These decreases in expenses are primarily attributable to declines in staffing over the last two years.  These actions resulted in employee compensation costs declining in the three and nine months ended September 30, 2003 by $351 and $826, respectively, or approximately 73% and 55%, respectively, when compared to the same periods in 2002.  Advertising, conferences and trade show costs also declined for the three and nine months ended September 30, 2003 by $11 and $297, respectively, or approximately 23% and 83%, respectively, when compared to the same periods in 2002, as a result of reduced participation by the Company.

General and Administrative.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and other professional fees.  General and administrative expenses were $1,150 and $2,956, respectively, for the three and nine months ended September 30, 2003, an increase of approximately 69% and 45%, respectively, when compared to expenses of $680 and $2,038, respectively, for the same periods in 2002.  These increases in expenses are primarily attributable to facility overhead costs that are no longer allocable to TVGateway, partially offset by declines in staffing, and the issuance of 150,000 stock options to an investment financial advisor with a fair value of $40 to assist us in evaluating various strategic and financial alternatives available to the Company.  Employee compensation costs declined in the three and nine months ended September 30, 2003 by $198 and $583, respectively, or approximately 15% and 16%, when compared to the same periods in 2002, as a result of decreases in staffing.  External professional consulting fee expenditures were also reduced for the three and nine months ended September 30, 2003 by $316 and $657, respectively, or approximately 22% and 15%, respectively, when compared to the same periods in 2002.  Facility expenses increased for the three and nine months ended September 30, 2003 by $548 and $962, respectively, or approximately 91% and 46%, respectively, when compared to the same periods in 2002, also as a result of the facility overhead costs no longer being allocated to TVGateway.

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

Interest and Other Income and Interest Expense.  Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt.  Interest and other income decreased from $35 for the three months ended September 30, 2002 to $28 for the three months ended September 30, 2003, and decreased from $140 for the nine months ended September 30, 2002 to $67 for the nine months ended September 30, 2003, primarily due to declining average cash balances and to declining interest rates.  During the three and nine months ended September 30, 2002, the Company earned interest on average cash balances of approximately $6,696 and $9,554, respectively, and incurred interest expense related to its $1,100 equipment financing facility.  In comparison, during the three and nine months ended September 30, 2003 the Company earned interest on average cash balances of approximately $800 and $2,077, respectively, and incurred interest expense related to its insurance financing.

Income Taxes.  The Company has incurred net operating losses since inception and accordingly had no income taxes and has not recorded any income tax benefit for those losses.

Liquidity and Capital Resources.

As of September 30, 2003, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, are of high quality investment grade and have maturities of less than one year.

At September 30, 2003, we had cash and cash equivalents of $850 (and no short-term investments) as compared to cash and equivalents of $589 (in addition to $3,218 in short-term investments) at December 31, 2002.  Net cash used in operations was $3,521 for the nine months ended September 30, 2003, as compared to $8,827 used for the same period in 2002.  The decrease in net cash used for operations was primarily attributable to the Company’s decrease in expenditures, including its reduction in workforce programs.  Accounts receivable and inventory reductions were partially offset by other changes in working capital during the quarter.  The Company recorded bad debt expense in the amount of $551 during the nine months ended September 30, 2003 to reflect its current assessment of the collectability of certain receivables, primarily Latin and South America.

The Company has instituted tighter credit procedures to minimize its collection exposure with particular emphasis on international customers.

Cash provided by investing activities during the nine months ended September 30, 2003, totaled $4,391 compared to $6,732 provided during the same period in 2002.  During the nine months ended September 30, 2003, we utilized the net proceeds from our maturing short-term investments of $3,423 compared to $6,794 for the nine months ended September 30, 2002.  Capital expenditures were $0 and $62 for the nine months ended September 30, 2003 and 2002, respectively.

Operations and Liquidity.

To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999. As of September 30, 2003 the Company had cash, and cash equivalents of $850. The operating cash usage for the nine months ended September 30, 2003 was $3,521. In October 2002, the Company announced multiple actions that it believed would further reduce operating expenses and increase operating efficiencies. These actions included a reduction in work force as well as the implementation of an agreement with TVGateway to transfer to TVGateway certain WorldGate employees and functions that WorldGate was currently providing for TVGateway. During the first quarter of 2003, the Company substantially finalized the transition settlement and other matters with TVGateway and in January 2003 received $2,428 in cash as part of this settlement. This amount largely comprises payment of our receivable balance as of December 31, 2002 in the amount of $1,000, payment of January 2003 service fees in the amount of $300 and other payments largely related to our January 2003 sale of certain equipment and inventory in the approximate amount of $1,055. This transition of services removed both the obligation of WorldGate to provide the service as well as TVGateway’s obligation to pay WorldGate for rendering the service. As such, WorldGate was negatively impacted in that it will no longer receive any significant revenues from providing these services.  Although WorldGate’s revenue attributable to the transitioned service was reduced, so was the corresponding expense of providing the service. Also, there was overhead which was reduced or otherwise allocated and which was previously passed on to TVGateway.

As of September 30, 2003, we have no outstanding debt and our assets are not pledged as collateral.  However, we have not paid our rent on our current facility since May 2003. As a result, our landlord, a non-employee investor, has perfected its interest to take possession of our facility at any time and is drawing down from our rent deposit to satisfy the unpaid rent.  As of September 30, 2003, the amount of the deposit remaining is $388. We continue to negotiate with our landlord to resolve this matter.  We also continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.  The Company has limited capacity to further reduce its workforce and scale back on capital and operational expenditures to decrease cash burn given the measures it has already taken to reduce staff and expenses.

With the closing of the TVGateway transaction on September 30, 2003, and the receipt in the aggregate of $3 million from TVGateway (less the associated costs for soliciting shareholder approval and fees for our investment advisors of $300), the Company projects it will have sufficient funding to continue operations into the first quarter of 2004, assuming no additional funding is received. To this end, we have been discussing, and continue to discuss, possible financing transactions with several parties. No assurances can be given that a transaction can be consummated prior to the depletion of our available cash.  We however remain hopeful that sufficient funding can be obtained to continue the Company’s operations.

The Company received a letter dated October 8, 2002, from the NASDAQ, which notified it that the bid price for its common stock had been below $1.00 per share for a period of thirty consecutive days.  Subsequently the Company sought and received NASDAQ approval to transfer its listing to the NASDAQ Small Cap Market, and on January 9, 2003 the Company’s common stock commenced trading on this market.  We have recently been given an extension by NASDAQ on the time allowed to regain compliance with its minimum bid price requirement and currently have until January 3, 2004 to regain compliance.  WorldGate cannot offer any assurance that other NASDAQ requirements for continued listing will be satisfied.  If the Company’s common stock is delisted, this may have a negative impact on the liquidity and price of its common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, its common stock.  Furthermore, the listing of the Company’s common stock on the NASDAQ Small Cap Market, makes it ineligible for certain exemptions from the various state securities or “blue sky” laws, which makes it more difficult for the Company to raise capital through issuances of securities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio.  We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

As of September 30, 2003, the Company’s cash and cash equivalents were $850, most of which were debt securities having a maturity of less than one year, and it had no short-term investments.  Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio.  Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the nine months ended September 30, 2003 would have decreased by approximately $17.  This estimate assumes that the decrease occurred on the first day of 2003 and reduced the yield of each investment instrument by 100 basis points.  The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

Foreign Currency Exchange Risk.  Although we transact business in various foreign countries, the principal portion of our business is in the United States and substantially all of our revenues and costs to date have been denominated in U.S. dollars.  As a result, adverse movements in foreign currency exchange rates would not have a material adverse effect on us.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this Form 10-Q, the Company’s management, including its chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective.  There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

(Dollar Amounts are in Thousands, Except per Share Amounts)

ITEM 1.  LEGAL PROCEEDINGS.

We have not paid our rent on our current facility since May 2003.  As a result, our landlord, 3190 T General, Inc. has filed an action in the Court of Common Pleas, Bucks County Pennsylvania to perfect its interest to take possession of our facility at any time, and to establish damages for past rent and expenses.  Although a judgment has been granted allowing our landlord to regain possession of the facility, we remain in the facility and in the process of negotiating a settlement of our lease obligation with the landlord in an effort to reduce our outstanding liability and secure the continued right to occupy the facility with a reduced ongoing lease obligation, although there can be no assurance that a settlement can be obtained.  In lieu of rent payments our landlord is drawing down from our security deposit to satisfy the unpaid rent.  As of September 30, 2003, the amount of the deposit remaining is $388.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 21, 2003 WorldGate issued an option to purchase 150,000 shares of common stock, with an exercise price of $0.70 per share to an investment advisor in consideration for financial services.  Also, on September 11, 2003, the Company issued options to purchase 189,000 shares of common stock, with an exercise price of $0.59 per share to a manufacturer in consideration for engineering and development work.  These options were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting (the “Annual Meeting”) of stockholders on September 22, 2003.  At this meeting, the stockholders voted in favor of the following items listed in the Proxy Statement:

(1)   Election of Directors:

Nominee	For	Withheld

Hal M. Krisbergh	21,028,563	529,659
Steven C. Davidson	21,314,793	243,429
Clarence L. Irving, Jr.	21,193,865	364,357
Martin Jaffe	21,335,707	222,515
Jeff Morris	21,193,865	364,357
Lemuel Tarshis	21,335,707	222,515

(2)   Approved the plan of recapitalization and authorized the board of directors to implement or abandon, in the board’s discretion, a twenty-for-one reverse stock split of the Company’s common stock.  The Company has, however, decided not to implement the plan of recapitalization at this time.

For	Against	Abstain
20,960,778	544,644	52,780

(3)   After the stockholders took the foregoing actions, the Annual Meeting was adjourned to allow continued voting on the sale of assets (described below) to TVGateway, which was approved by the stockholders when the Annual Meeting was reconvened on September 30, 2003.

For	Against	Abstain
12,885,791	359,720	69,155

ITEM 5.  OTHER INFORMATION.

The Company has announced that on September 30, 2003 it completed a definitive agreement to sell to TVGateway, LLC certain ITV intellectual property rights and certain software and equipment related to the ITV business which TVGateway was currently using, for $2.4 million in cash. In addition, WorldGate and TVGateway completed a redemption agreement pursuant to which TVGateway redeemed WorldGate’s equity interest in TVGateway for $600 thousand in cash, paid concurrently with the execution of the redemption agreement.  The purchase price for these assets, in the aggregate, was $3 million which WorldGate will use to fund continuing operations, as well as to develop and its new Ojo video telephony product.  The WorldGate Board of Directors, in evaluating its options, has concluded that investing the proceeds from the TVGateway transaction in the continued development and distribution of products and services for the broadband market, including our new videophone business, will create the best value for shareholders.

In connection with this transaction the Company incurred certain costs associated with soliciting shareholder approval for the transaction as well as certain advisor fees for the transaction.  In light of the transaction, the Company has also continued to implement measures, including significant personnel reorganizations, intended to reduce its operating costs and improve efficiencies.  The Company therefore projects it will have sufficient funding to continue operations into the first quarter 2004, assuming no additional funding is received.

For the past several months, WorldGate has been developing, and will continue to develop, a videophone with high quality, full motion video.  Since this product is designed to work with existing broadband infrastructures, the Company plans to leverage its longstanding relationships and business partnerships within the broadband marketplace as well as its expertise in video and broadband technology.  The Company believes that it has overcome many of the historical obstacles to consumer acceptance of video telephone products by producing a unique combination of superior technology and consumer-friendly style.

We believe WorldGate’s video phone, which will be marketed under the trademark Ojo, revolutionizes the technology approach and will advance video telephony to economic reality.  Ojo employs proprietary image processing and system designs to deliver “true to life” synchronized images and sound at an affordable price to consumers.  We also believe that Ojo is differentiated, both from competitors and from previous efforts at personal video telephony by providing: true to life communication, interoperability with the PSTN (public switched telephone network), wireless implementation, easy deployment by cable and DSL operators as well as businesses, and all packaged in a highly styled ergonomic design.  In addition, Ojo is further differentiated versus competition and past video telephony efforts by the development of a state of the art connectivity infrastructure, which leverages the convergence of latest compression technology, processing power and increased bandwidth availability to help ensure, enable and maintain dedicated high quality end-to-end connections.

The initial market for videophones is expected to be comprised of existing high-speed data customers, including both existing DSL and cable modem subscribers.  According to Kagan Worldwide Media (Kagan Broadband Technology, May 13, 2003,) by the end of 2008 there will be almost 45 million modem subscribers in the United States while the international market is projected to approach 170 million DSL and DOCSIS modems by 2008.  We believe that these modem users provide a fertile and large target market for a quality, low cost videophone offering.  Additional videophone growth is expected to be derived from new technology adopters and regular long distance communicators such as families and close friends.

We also find the business-to-business opportunity attractive as a means to improve interpersonal communication and multi-location productivity.  According to AMI Partners (Cable and Telecommunications Association for Marketing, Commercial Services Seminar, May 15, 2003,) a leader in Global SMB Market Intelligence and Business Consulting, there are 7.5 million small businesses in the US, representing 67.5 million employees and 100,000 medium businesses representing 25 million employees who, the Company believes, will find that videophone offers a more intimate customer experience while reducing travel costs.  Furthermore AMI Partners estimate that the number of small and medium businesses in markets outside the US is approaching 65 million.  US small and medium companies spent $214 billion on data transmission in 2002, $80 billion on PC and networking hardware and peripherals and $78 billion on wireless and paging communication and local and long distance.  This is an area where we expect the cable and DSL industries to concentrate sizable resources to capture incremental revenue from this untapped market.  Our marketing objective is to have videophones, and Ojo in particular, supplement and hopefully replace ordinary home and business phones worldwide.

Ojo “productization” and manufacturing is being undertaken in Asia, to take advantage of the base of lower labor, tooling and component costing.  A formal relationship with Mototech, Inc. has already been established for the volume manufacture of Ojo.  Mototech, along with U.S. Robotics and SMC Networks, are affiliates of the Accton Technology Corporation.  Mototech has earned an enviable reputation for the design and manufacture of broadband/networking components under several OEM brands, including those of multiple Fortune 500 companies.  We are currently in the process of manufacturing prototype units to demonstrate the functionality and expected ease of use of our Ojo videophone, with customer trials expected to commence in the first quarter of 2004.  We anticipate the formal commercial launch of Ojo sometime in the fall of 2004.

WorldGate intends to partner with experienced distribution partners to market and distribute the Ojo video phone.  We are well along in the process of negotiating contracts with these partners to market and distribute the Ojo video phone. Although we hope to finalize the negotiations with our partners within the next few months, we cannot assure you that we will be able to finalize these agreements on terms acceptable to us, if at all.  These partners already have skilled organizations in place as well as extensive established customer relation ships.  Such partnerships are intended to reduce our working capital requirements by minimizing our sales and inventory costs, and provide an entrée to more extensive and accelerated coverage than would be permitted by an internal organization.  The name recognition, “shelf-space” potential and technology/product validation provided by such partners are also expected to provide a significant advantage.  Through our distribution partners, Ojo will be marketed domestically and internationally to both the residential and to the business sectors, through the standard consumer and business electronics channels as well as through broadband providers such as cable and DSL service operators, in a manner similar to broadband modems.

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

Exhibit No.	Description

2.1	Asset Purchase Agreement dated as of August 6, 2003 between WorldGate Communications, Inc. and TVGateway, LLC (1)
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated Bylaws (2)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(1)          Incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on August 26, 2003.

(2)          Incorporated by reference to the exhibits to the Company’s Form 10-Q Report for the quarter ended March 31, 1999.

*                                         Filed herewith.

**                                  Furnished herewith

(b)         Reports on Form 8-K.

During the fiscal quarter ended September 30, 2003, the Company filed the following Current Report on Form 8-K:

On August 11, 2003, a Current Report on Form 8-K was filed, reporting under items 5, 7 and 12 that the Company announced its earnings for the fiscal quarter ended June 30, 2003 and that the Company announced the sale of its equity interest in TVGateway, LLC back to TVGateway and the signing of a definitive agreement to sell to TVGateway certain interactive television intellectual property rights and related assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Date:	November 14, 2003	/s/ Hal M. Krisbergh
Hal M. Krisbergh
Chairman and Chief Executive Officer

Date:	November 14, 2003	/s/ Joel Boyarski
Joel Boyarski
Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

2.1	Asset Purchase Agreement dated as of August 6, 2003 between WorldGate Communications, Inc. and TVGateway, LLC (1)
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated Bylaws (2)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(1)                                  Incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on August 26, 2003.

(2)                                  Incorporated by reference to the exhibits to the Company’s Form 10-Q Report for the quarter ended March 31, 1999.

*                                         Filed herewith.

**                                  Furnished herewith.