Form 10-K
period 2003-12-31
WORLDGATE COMMUNICATIONS INC
filed 2004-03-26
CIK 1030058

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $0.01 Par Value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [☒]        No [☐]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [☒]        No [☐]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [☐]        No [☒]

        The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7.8 million as of June 30, 2003, based on the closing sale price per share of common stock, as quoted on the NASDAQ Small Cap Market.

        The number of shares of the registrant's common stock outstanding as of March 5, 2004 was 23,364,420.

DOCUMENTS INCORPORATED BY REFERENCE

        [None]

WORLDGATE COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2003

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

Overview

        WorldGate has developed a video phone, designed specifically for personal video communication, that we believe is differentiated, both from competitors and from previous efforts at personal video telephony, by providing: true to life communication, ease of deployment by high-speed data or HSD operators as well as businesses, a highly styled ergonomic design, and interoperation with the public switched telephone network, or PSTN.

        We are currently in the process of completing the final design for the video phone product, have received the first manufacturing prototypes for end-user trials, and expect to be conducting field trials over the April through May 2004 period. We intend to use third party contract manufacturers to manufacture the product for us, and anticipate a commercial launch for the product in the August through September 2004 time frame.

        The initial market for video phones is expected to be comprised of existing HSD customers, including both existing digital subscriber line, or DSL, and cable modem subscribers. We believe this HSD connectivity infrastructure leverages the convergence of the latest compression technology, processing power and increased bandwidth availability to help ensure, enable and maintain dedicated high quality end-to-end connections. Kagan Worldwide Media estimates that by the end of 2008 there will be almost 45 million modem subscribers in the United States while the international market is projected to approach 170 million DSL and cable modems by 2008. These modem users provide a large, and we believe conducive, target market for a quality, low cost video phone offering. Additional video phone growth is expected to be derived from new technology adopters and regular long distance communicators such as families and close friends. We also expect that the business-to-business opportunity will be attractive as a means to improve interpersonal communication and multi-location productivity.

        Our business model is based on the sale of video phones. We expect to market and sell our products to cable and DSL operators as well as to consumers through traditional consumer electronics distribution channels. We believe that cable and DSL operators could realize significant recurring revenue streams associated with offering this product. We have also developed this product to require very minimal capital investment or incremental costs by such operators. Our marketing objective is to have our video phones supplement and hopefully replace ordinary home and business phones worldwide.

        Since our formation in 1995 and until very recently, WorldGate has been in the business of developing and selling interactive television, or ITV, technology, products and services for use in conjunction with cable TV broadband networks (the "ITV Business"). Using our solutions, cable TV operators branded, marketed, and offered a wide variety of ITV packages to consumers. These packages included walled gardens of information, communications solutions complete with Internet-based e-mail and chat, and Web surfing, all presented and engaged on the TV set.

        During the third quarter of 2003, we completed a sale of significant assets, including our ITV intellectual property rights and our membership interest in TVGateway, LLC, for $3 million in cash to TVGateway, LLC, a company we were instrumental in forming. Our transaction with TVGateway, LLC marked a shift in our business away from the ITV Business and toward a new video phone product and associated business. Although we continued to support our current ITV Business into the first quarter of 2004, the development of our video phone product became a primary business focus. We advised our ITV customers of our de-emphasis of ITV going forward. We informed them that we were willing to continue our efforts into 2004 as long as we could do so on a profitable basis. In January, with all our customers having taken steps to terminate their ITV service in their markets, we decided to formally exit our ITV business. The funds we received from the sale of assets to TVGateway, LLC, as well as the funds we received as a result of private placements of our securities on December 1, 2003, December 4, 2003, and January 21, 2004, have permitted us to fund the development of our new business.

General Product Description

        WorldGate's principal product, going forward, will be a personal video phone, or PVP, which we intend to market under the trademark Ojo. The Ojo PVP is designed for use on the existing HSD (cable modem or DSL) infrastructure. The Ojo phone will also connect to the analog phone line for interoperability with the voice only communications offered by the existing "plain old telephone service," or POTS, network. Ojo will be usable both for video calls and for ordinary analog calls.

        The Ojo PVP solution consists of two primary components:

        A display unit, that includes the camera, video screen and external interface ports, is the device that the consumer will think of as the video phone itself. The video screen is used to display menus and provide a user interface as well as to view the images of the local and remote parties. Considerable effort has been expended in the ergonomic and stylistic design of the display unit. For example, it is taller than most conventional phones to ensure that the user is looking into the unit and not down at the unit. Similarly the camera of the unit is looking at the user at face level, instead of "up the user's nose." The display unit can be used as a standard speaker phone to receive (and in combination with the handset discussed below, to make) both audio and audio/video calls. The display unit is designed to be aesthetically usable in any room. Particular attention was given to the user Interface to ensure that Ojo was installable and usable without the need to refer constantly to a manual.

        The display contains RJ-45 jacks for connection to the cable or DSL modem and to an external device such as a PC, and an RJ-11 jack for connection to the PSTN or to a "Voice over Internet Protocol", or VoIP, terminal adapter. The consumer simply plugs the display unit into the high-speed modem and into the standard house power outlet to facilitate access to the necessary data network. In addition to a connection to the high-speed modem, the display unit also connects to the standard phone line. This connection, while not required for a video phone call, is used to allow the Ojo video phone to also be used as a standard telephone.

        The Ojo video phone has a wireless handset that functions as a typical cordless phone. It includes a cordless telephone with internal speaker and microphone, a monochrome graphical display and most of the user controls for the device (numeric keypad, navigation device, talk, mute and end buttons). Although the handset is discussed as a separate component, it will generally be seated in the lower portion of the display unit where it will serve as the navigation device while its batteries are being charged. The handset fits into a cradle on the display unit. It is designed to be used both as part of a video call, or alone for standard POTS phone calls. Since the Ojo unit is designed to receive and make audio calls as well as video calls, the handset functions as a typical cordless phone and has the features a user typically expects for a cordless phone. Although video calls can be received at the display unit even when the handset is not present, the handset is the primary component used to operate the video phone (in a manner similar to a television remote control).

        An extension of the Ojo PVP product line is an accessory package that facilitates "transportability" of the display unit throughout the house. This accessory package includes the necessary interfaces and transceivers to connect to the cable or DSL modem and PSTN in one area of the house while permitting the Ojo display unit to be located in another area of the same house. This eliminates the need to have the Ojo display co-located with the PC and modem.

Material Developments for WorldGate since December 31, 2002

        The following is a summary of material developments for us that have occurred since December 31, 2002:

        Sale of the Company's ITV Assets.    On September 30, 2003, we sold certain intellectual property rights and certain software and equipment related to our ITV Business to TVGateway, LLC, for $2.4 million in cash, pursuant to an Asset Purchase Agreement (the "Purchase Agreement"), which we executed with TVGateway in August 2003. Pursuant to the Purchase Agreement, the Company retained a royalty-free license to the intellectual property rights that were sold, enabling us to use the intellectual property rights to continue to conduct our business as then being conducted. Concurrently with the execution of the Purchase Agreement, the Company and TVGateway also entered into a redemption agreement pursuant to which the Company redeemed its equity interest in TVGateway for $600,000 in cash, paid concurrently with the execution of the redemption agreement. The intellectual property rights had previously been expensed as incurred. Similarly, the Company did not carry an equity balance for its interest in TVGateway. The aggregate effect of these transactions was a gain of $3 million, which is reported in other income.

        Additional Investment by Certain Institutional Investors.    In December 2003, and January 2004, WorldGate announced investments aggregating to a total of $3.1 million by certain institutional investors. These investors purchased an aggregate of 3,000,000 shares of newly issued common stock. The investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock purchased by the investors in their investment, at the same price as their investment, and five-year warrants to purchase up to 30% of the common stock purchased by the investors in their investment, at an exercise price equal to a twenty-five percent premium to their purchase price for the investment. The purchase price for the 2 million shares purchased in the December 2003 transactions was $0.80 per share, with the warrants having a $1.00 per share exercise price. The purchase price for the 1 million shares purchased in the January 2004 transaction was $1.50 per share, with the warrants having a $1.875 per share exercise price. All additional invested rights associated with the December 2003 transaction were exercised during January and February of 2004, resulting in an incremental investment of $320,000.

        Mototech Agreements.    In December 2003, WorldGate announced that it reached an agreement with Mototech, Inc. for the purchase of 625,000 shares of newly issued common stock at $0.80 per share, in return for future design and engineering services by Mototech. WorldGate previously announced in November 2003, that it had contracted with Mototech to assist the Company with the design and volume manufacture of WorldGate's Ojo personal video phone. The purchase price for these shares will be paid by an equivalent reduction in the development and initial procurement payments that would otherwise be due to Mototech. Mototech is an affiliate of Accton Technology Group. They currently manufacture and distribute a full range of high performance high speed data and computer networking products, including cable set top boxes, home gateways, wireless LANs, hubs, switches, routers, and other related products.

        New product development and technology demonstrations.    WorldGate developed the capability of delivering high quality video telephony over the Internet using our proprietary H.264 based signal processing technology, and successfully demonstrated our technology to several broadband operators and retailers. Quality calls were made over the public Internet both domestically and internationally with the Company's Ojo video phone.

Business Strategy

        General.    Our business model, as is typical of a consumer electronics product, is based upon the sale of Ojo video phones and does not rely upon any service fees or other recurring revenue stream for WorldGate, although such recurring streams may materialize. Cable and DSL operators, however, can realize significant recurring revenue streams associated with offering products such as our Ojo video phone, and accordingly we believe they will embrace the concept and business model. WorldGate plans to distribute the Ojo video phone through and in partnership with HSD providers, as well as through traditional electronics distribution channels. Video phone service, using the Ojo video phone, is expected to be offered by HSD providers as a means of attracting new HSD subscribers as well as maintaining existing subscribers. The suggested consumer offering follows the traditional HSD model. Video phone service subscribers will be able to either purchase Ojo or lease a unit from the HSD service provider.

        Manufacturing.    We anticipate that Ojo video phones will be manufactured in Asia, to take advantage of the base of lower labor, tooling and component costing. A formal relationship with Mototech Inc. has already been established for the volume manufacture of Ojo. Mototech, along with U.S. Robotics and SMC Networks, are affiliates of the Accton Technology Group. Mototech's responsibilities in this role include:

  Product design finalization for manufacturing
  Component selection and procurement
  Tool sourcing and management
  Coordination of Ojo manufacturing
  Implementation and monitoring of Ojo's Quality Plan
  Product cost reduction

        As part of our agreement with Mototech we will retain formal sign-off control over any product, specification, or component changes proposed by Mototech. We also maintain all rights to the Ojo technology and intellectual property as part of our relationship with Mototech. We have also maintained the right to second source the Ojo product.

        Product Sales and Distribution.    WorldGate intends to partner with experienced distribution partners to market and distribute the Ojo video phone. We are in the process of negotiating contracts with prospective partners to market and distribute the Ojo video phone, and hope to finalize some of the contracts for these partnerships within the next few months. Such partnerships are intended to reduce our working capital requirements by minimizing our sales and inventory costs, and provide an entree to more extensive and accelerated coverage than would be permitted by an internal organization. The name recognition, "shelf-space" potential and technology/product validation provided by such partners are also expected to provide a significant advantage. Through our distribution partners, Ojo will be marketed domestically and internationally to both the residential and business sectors through the standard consumer and business electronics channels, as well as through broadband providers such as cable and DSL service operators in a manner similar to broadband modems.

        Schedule.    Initial prototype units for Ojo have been received and we will commence field trials with these units during the April through May 2004 time frame. The Company has received expressions of interest from six of the top ten largest multiple system operators, or MSOs, to undertake field trials. These field trials are intended to provide information on consumer response to Ojo, technical performance and validate our objectives and business models. First production units for Ojo are expected to be available in the August through September 2004 time frame. Prior to that, we will seek to secure deployment commitments from multiple operators and from electronic product retailers to ensure wide availability.

Competition

        Many of the current video phone manufactures have focused on two applications—business video phones and video conferencing. Business video phones are designed to be located on an executive's desk and used to communicate with colleagues, employees and customers. Video conferencing units are designed for conference rooms where multiple people on one end engage with multiple people on the other end. The following is a brief description of the potential competitors and their impact on the market.

        Business Phone Products.    Most of these products are targeted for corporate use and are priced at $650.00 and up per unit. Generally, the ergonomic design of these units emulates that of a traditional office telephone with the addition of a camera and display. The products use standard corporate gray or black material colors, familiar button shapes and designs, traditional style handsets for non-speakerphone conversation and often have business feature sets. For connectivity these products use IP, POTS or ISDN. The main competitors in this sector include Viseon Inc., 8x8 Inc., Motion Media PLC, and Leadtek Research Inc.

        Video Conference Products.    D-Link Systems, Inc. produces a TV-based video phone product that is targeted to consumers and promotes its compatibility with DSL and cable modem technologies. D-Link uses the home television as the display device and utilizes either the TV's speaker or connection to a standard analog phone for the audio portion of the call. The main disadvantages of this product are convenience and non-personal video. The D-Link requires a television to send and receive calls. In many cases, this would obstruct the ability to watch television while a call is in progress thereby disrupting family television watching for the length of the call. Also, the videoconference nature of the product eliminates the ability to communicate on a private, one-on-one level. The main competitors in this sector include D-Link Systems, Inc., Sorenson Media and Polycom Inc.

        Telephone Products.    Vialta, Inc. produces the "Beamer", an H.324 (POTS) video phone that is designed for connection to a standard telephone. The product utilizes a standard analog telephone for connection to the PSTN and as the listening device. Since the unit uses traditional telephone lines for connectivity it cannot take advantage of the high-speed data systems available through cable and DSL modems.

        Web Cam Products.    Web cams are different from other competitive products in that they did not arise from either business video phones or video conferencing. Rather, they began in the early days of the Internet when "techies" were expanding the capabilities of PC-based content and applications with low-cost attachments to the computer. Currently, web cams are often used to display visual information rather than as a means for personal communication. Many popular web sites use web cams to show traffic, weather, adult activities and other visually interesting subjects. Software such as Net Meeting,

Instant Messenger and MSN messenger are being supported in web cams to enable a video chat option to these Internet-based services. Competitors in this category include Logitech, Inc., Intel Corporation, 3Com Corporation, and Creative Technology, Ltd.

        Hybrid Web Cam-Business Phone Products.    In recent months, Cisco Systems, Inc. introduced a hybrid video phone product that is designed for the business phone market. The Cisco product consists of a web cam device and host software that enables video phone functionality when used in conjunction with an IP phone and call processing hardware. We believe this product requires a significant capital investment for implementing the call processing hardware and IP phones.

Intellectual Property

        We plan to rely on patent, trade secret, trademark and copyright law to protect our video phone intellectual property. Although we have filed multiple patent applications for our technology, our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, there can be no assurance that any patents will be issued pursuant to our current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

Government Regulation

        Our Ojo video phone will be required to comply with various laws and government regulations, including Parts 15 and 68 of the FCC's regulations, which relate to radio frequency devices and to terminal equipment that is connected to the telephone network. The legal and regulatory environment that pertains to our business is uncertain and changing rapidly. New legislation or regulation could be introduced that could substantially impact our ability to launch and promote the Ojo video phone. For example, in the United States, the FCC and state regulatory commissions could undertake an examination of whether to impose surcharges or additional regulations upon certain providers of Internet protocol, or IP, based communication services. The imposition of regulations on IP communications services may negatively impact our business.

Research and Development

        To date, engineering and product development has been a significant focus of WorldGate. The principal focus of WorldGate's current engineering and development activities is development and enhancement of our Ojo video phone. Development of the Ojo video phone has required combining technical experience and knowledge from two historically separate industries, cable and telephony. Our engineering and development expenditures in connection with our Ojo video phone were approximately $0, $3,256,000 and $6,469,000 for the years ended December 31, 2001, 2002, and 2003, respectively.

Employees

        As of December 31, 2003, on a consolidated basis, we had approximately 30 full-time employees. All of our employees are located in Trevose, Pennsylvania. None of our employees are represented by a labor union, and we have no collective bargaining agreement. We consider our employee relations to be good.

Financial Information Relating to Foreign and Domestic Operations and Export Sales

	2003	2002	2001
	(dollars in thousands)
Revenues by geographic area:
United States	$12,794	$13,289	$3,527
Other North America* (including Latin America)	659	489	119
South America*	2,293	11	152
Asia*	32	3	—
Europe*	1,069	86	88
Total	$16,847	$13,878	$3,886
Loss from operations (all from United States operations)	$(31,070)	$(19,466)	$(11,957)
Identifiable Assets (all within the United States)	$33,792	$14,019	$5,117

*
These represent export sales. Contracts and orders are denominated in U.S. dollars.

Item 2. Properties.

        Our corporate headquarters is located in Trevose, Pennsylvania in a leased facility consisting of approximately 72,000 square feet. The lease for this space will expire in June 2009, with an option to extend for an additional 10 years. As discussed in Item 3 below, we have not paid our rent on our current facility since May 2003 and our landlord has the right to regain possession of the facility at any time.

Item 3. Legal Proceedings.

        We have not paid our rent on our current facility since May 2003. As a result, our landlord, 3190 T General, Inc. in September 2003, filed an action in the Court of Common Pleas, Bucks County Pennsylvania to perfect its interest to take possession of our facility at any time, and to establish damages for past rent and expenses. Although a judgment has been granted allowing our landlord to regain possession of the facility, we remain in the facility and are in the process of negotiating a settlement of our lease obligation with the landlord in an effort to reduce our outstanding liability and secure the continued right to occupy the facility with a reduced ongoing lease obligation, although there can be no assurance that a settlement can be obtained. In lieu of monthly rent payments of $104,000 (offset by monthly sublease payments by TVGateway of $19,000 during the period February 1, 2003 through January 31, 2004), our landlord is drawing down from our security deposit to satisfy the unpaid rent of $618,000 as of December 31, 2003. As of December 31, 2003, the amount of the deposit remaining after deduction for the unpaid rent is $132,000.

Item 4. Submission of Matters to a Vote of Security Holders.

        At the annual meeting (the "Annual Meeting") of the Company's stockholders held on September 22, 2003, our stockholders elected six members to the Company's Board of Directors. Those elected to the Board were Hal M. Krisbergh, Steven C. Davidson, Clarence L. Irving, Jr., Martin Jaffe, Jeff Morris and Lemuel Tarshis. Stockholders also approved the plan of recapitalization and authorized the board of directors to implement or abandon, in the board's discretion, a twenty-for-one reverse stock split of the Company's common stock. The Company has decided not to implement the plan of recapitalization at this time. After the stockholders took the foregoing actions, the Annual Meeting was adjourned to allow continued voting on the sale of assets to TVGateway, which was approved by the stockholders when the Annual Meeting was reconvened on September 30, 2003.

  (1)
  Election of Directors:

Nominee	FOR	WITHHELD
Steven C. Davidson	21,314,793	243,429
Martin Jaffe	21,355,707	222,515
Clarence L. Irving, Jr.	21,193,865	364,357
Hal M. Krisbergh	21,028,563	529,659
Jeff Morris	21,193,865	364,357
Lemuel Tarshis	21,355,707	222,515
  (2)
  Reverse Stock Split

FOR	AGAINST	ABSTENTION
20,960,778	544,664	52,780
  (3)
  Sale of TVGateway Assets

FOR	AGAINST	ABSTENTION
12,885,791	359,720	69,155

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock, $0.01 par value, commenced trading on the NASDAQ National Market under the symbol "WGAT" since our initial public offering in April 15, 1999. The Company applied for and received permission, effective January 9, 2003 to transfer the listing of its common stock to the NASDAQ Small Cap Market. The following table shows the high and low sales price as reported by the NASDAQ National Market and the NASDAQ Small Cap Market, as is applicable, for each quarter of 2002 and 2003.

	High	Low
Year Ended December 31, 2002
First Quarter	$2.85	$1.27
Second Quarter	2.73	1.18
Third Quarter	1.42	0.59
Fourth Quarter	0.95	0.34
Year Ended December 31, 2003
First Quarter	0.58	0.22
Second Quarter	0.60	0.25
Third Quarter	0.74	0.31
Fourth Quarter	1.82	0.51

        On March 5, 2004, the last reported sale price of our common stock as reported on the NASDAQ Small Cap Market was $1.69 per share.

        As of March 5, 2004, we had 344 holders of record of our common stock.

Dividends

        We have never paid or declared any cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of December 31, 2003 regarding securities authorized for issuance under the Company's equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	4,122,403	2.20	2,465,364	(1)
Equity compensation plans not approved by security holders(1)	—	—	2,465,364	(1)

(1)
In November 2003 the Company's board of directors unanimously approved a new Equity Incentive Plan that will be subject to shareholder approval at our next annual shareholders meeting. The plan as approved by the board does not authorize any incremental shares for issuance thereunder, but rather transfers the balance available for issuance under the 1996 Stock Option Plan after all issuances thereunder.

Sale of Unregistered Securities

(1)
In December 2003 we completed a private placement of 2,000,000 shares (the "December 2003 Shares") of our common stock to certain institutional investors. The shares were sold for $0.80 per share, resulting in gross proceeds from the offering of $1.6 million. The investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock purchased by the investors in the placement at $0.80 a share. The investors were also issued warrants (the "December 2003 Warrants") to purchase in the aggregate up to 600,000 additional shares of common stock at a per share exercise price of $1.00.

  The December 2003 Shares and the December 2003 Warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded to transactions not involving a public offering by Section 4(2) of that Act and Rule 506 thereunder. The December 2003 Shares and the December 2003 Warrants issued in the offering have been subsequently registered for resale by the investors on January 9, 2004.

(2)
In December 2003, WorldGate announced that it reached an agreement with Mototech, Inc. for the purchase of 625,000 shares of newly issued common stock at $0.80 per share, in return for future design and engineering services by Mototech. WorldGate previously announced in November 2003 that it had contracted with Mototech to assist the Company with the design and volume manufacture of WorldGate's Ojo personal video phone. The purchase price for these shares was paid by an equivalent reduction in the development and initial procurement payments that would otherwise be due to Mototech. Mototech is an affiliate of Accton Technology Group. They currently manufacture and distribute a full range of high performance high speed data and computer networking products, including cable set top boxes, home gateways, wireless LANs, hubs, switches, routers, and other related products.

Item 6. Selected Financial Data.

        The following table represents selected consolidated financial information for the five-year period ended December 31, 2003. This data should be read in conjunction with our financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except share and per share data)
Statement of operations data:
Revenues
Equipment product revenues	$5,594	$12,888	$5,507	$948	$2,242
Service fee revenues	—	6,353	11,340	12,930	1,644
Total revenues	5,594	19,241	16,847	13,878	3,886
Costs and expenses:
Cost of equipment product revenues	15,593	20,314	8,770	4,537	5,042
Cost of service fee revenues	—	4,849	10,343	11,284	807
Engineering and development	12,440	21,734	12,894	7,705	3,792
Sales and marketing	8,719	12,779	6,770	2,585	871
General and administrative	6,270	10,507	7,629	3,069	4,589
Depreciation and amortization	292	895	1,511	1,158	742
Loss on extinguishment of debt(3)	1,019
Goodwill impairment recorded under SFAS 142	—	—	—	3,006	—

Total costs and expenses	44,333	71,078	47,917	33,344	15,843

Loss from operations	(38,739)	(51,837)	(31,070)	(19,466)	(11,957)
Other interest and other income	3,319	3,562	1,027	462	75
Interest and other expense	(230)	(72)	(303)	(206)	(523)
Gain on the sale of investment in TVGateway LLC	—	—	—	—	600
Gain on the sale of intellectual property	—	—	—	—	2,400
Loss from unconsolidated entity	—	(1,250)	(1,000)	—	—

Net loss	(35,650)	(49,597)	(31,346)	(19,210)	(9,405)
Accretion on preferred stock	(2,475)	—	—	—	—

Net loss available to common Stockholders	$(38,125)	$(49,597)	$(31,346)	$(19,210)	$(9,405)

Basic and diluted net loss per common share:(1)	$(2.13)	$(2.23)	$(1.33)	$(.81)	$(.40)

Weighted average common stock Outstanding—basic and diluted	17,869,827	22,246,143	23,501,543	23,573,935	23,259,611

As adjusted net loss available to common stockholders(2)	(38,125)	(49,356)	(30,985)	(19,210)	(9,405)
As adjusted basic and diluted net loss per common share(2)	$(2.13)	$(2.22)	$(1.32)	$(0.81)	$(0.40)
Balance sheet data:
Cash and cash equivalents, restricted cash And short term equivalents	$75,670	$46,505	$14,613	$3,807	$3,365
Total assets	89,170	74,841	33,792	14,019	5,117
Long-term obligations, including current portion	1,185	421	1	—	—
Total stockholders' equity (deficit)	82,657	55,781	25,415	7,295	3,680
Other data:
Common shares outstanding	21,488,456	23,308,196	23,565,295	23,077,963	25,706,843

(1)
For purposes of computing the net loss per common share, net loss has been reduced by the accretion on preferred stock.

(2)
"As adjusted net loss available to common stockholders" and "As adjusted basic and diluted net loss per common share" amounts reflect the exclusion of amortization of goodwill of approximately $241 and $361 for the years ended December 31, 2000 and 2001, respectively. These amounts are presented to comply with SFAS 142 as if this standard had been adopted at the beginning of the respective periods. There was no amortization of goodwill or intangible assets during the year ended December 31, 1999.

(3)
The loss on the extinguishment of debt has been reclassified from an extraordinary item to a component of the loss from operations in accordance with the Company's adoption of SFAS 145.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts contained in this Item 7 are in thousands, except for share and per share amounts)

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

        Revenue Recognition.    Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectibility is reasonably assured, and either the delivery and the acceptance of the equipment has occurred or services have been rendered. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. There are inherent difficulties in predicting the timing and magnitude of equipment sales. As such, the potential for fluctuations in quarterly revenues and operating results exists. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue from license agreements is recognized in accordance with the contract terms, generally based on the number of monthly subscribers. Included in our financial statements is a provision for the estimated amount of future returns that we believe is appropriate based on historical experience and current trends. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. This policy relates to our ITV business. We expect to introduce our new product, Ojo video phone, in the August through September 2004 time frame.

        Accounts Receivable.    We generate accounts receivable primarily from sales of equipment to and services performed for our cable operator customers and from services performed for managing the TVGateway joint venture. This equipment is primarily headend equipment for use in deploying the Company's interactive television services. The services represent fees from the cable operator based on the number of subscribers using our services and fees for managing the TVGateway joint venture. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If economic or political conditions were to change in the countries where we do business, it could have an impact on the results of our operations, and our ability to realize the full value of our accounts receivable. This policy relates to our ITV business. We expect to introduce our new product, Ojo personal video phone, in the August through September 2004 time frame.

        Inventories.    We value our inventories, which consist primarily of raw materials, work in process and finished goods equipment to be sold to our customers for use in deploying interactive television services, at the lower of cost or market. The cost is determined on an average cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. Any significant unanticipated changes in the factors noted above could have an impact on the value of our inventories and our reported operating results. With the current shift in focus to our new video phone business, our inventory balance of $1,622, relating solely to our ITV business, was fully reserved for at December 31, 2003.

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

        We have a full valuation allowance against the net deferred tax asset of $72,901 as of December 31, 2003, due to the Company's lack of earnings history and the uncertainty as to the reliability of the asset. In the future, if sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we would be required to reduce our valuation allowance, resulting in a benefit from income tax in the consolidated statement of operations.

        Accounting for Contractual Obligation related to Equity Financing.    In July 2000, four cable operators purchased shares in the Company. As part of the financing arrangement, the Company agreed to provide the four cable operators with a credit to be used to purchase products that pertain to the development and deployment of the WorldGate service equal to 25% of the amount they invested. The Company recorded a liability to satisfy this obligation based on the Company's best estimate of what it would cost to satisfy the credit. The Company's policy has been not to adjust the liability after it had been established. When equipment credits are utilized by the cable operators, the value of the equipment is reflected in its entirety in the cost of revenues and a portion of the recorded contractual obligation is adjusted against additional paid in capital. The equipment credit expired on August 24, 2003. In August 2003, the unused credit balance of $3,283 was reclassified from the recorded liability to additional paid in capital.

2003 versus 2002

        Since our formation in 1995 and into January 2004, our company has been in the business of developing and selling interactive television ("ITV") technology, products and services for use in conjunction with cable TV broadband networks (the "ITV" Business"). Using our solutions, cable TV operators branded, marketed, and offered a wide variety of ITV packages to consumers. These packages included walled gardens of information, communications solutions complete with Internet-based e-mail and chat, and Web surfing, all presented and engaged on the TV set.

        During the third quarter of 2003, we completed a sale of certain assets, including our ITV intellectual property rights and our membership interest in TVGateway, LLC, for $3 million in cash to TVGateway, LLC, a company we were instrumental in forming. Our transaction with TVGateway, LLC marked a shift in our business away from the ITV Business and toward a new video phone product and associated business. Although we continued to support our current ITV Business during the first quarter of 2004, our new video phone product became our primary product focus. We advised our ITV customers of our de-emphasis of ITV going forward. We informed them that we were willing to continue our efforts into 2004 as long as we could do so on a profitable basis. In January, with all our customers having taken steps to terminate their ITV service in their markets, we decided to formally end our ITV business. The funds we received from the sale of assets to TVGateway, LLC, as well as the funds we received as a result of private placements of our securities on December 1, 2003 and December 4, 2003, have permitted us to fund the development of our new business in 2004.

  Revenues

        Revenues.    For the year ended December 31, 2003, the revenues of the Company were primarily the result of first quarter products sales and consulting fees to TVGateway, LLC, a then unconsolidated entity, subscriber fees from cable operators providing WorldGate interactive television products and services, and certain excess inventory and equipment sold during the year. Revenues for the twelve months ended December 31, 2003 were $3,886, compared to $13,878 for the same period in 2002. This revenue decrease of $9,992 from 2002 to 2003 is attributable to reduced consulting fees with TVGateway, partially offset by increased equipment sales of approximately $1 million to TVGateway in the first quarter of 2003. For the twelve months ended December 31, 2003, TVGateway consulting fees were $794, compared to $11,484 for the twelve months ended December 31, 2002. During the fourth quarter of 2003, the Company sold approximately $300 of excess inventory at auction.

  Costs and Expenses

        Cost of Revenues.    Cost of revenues consists primarily of equipment product costs related to commercial deployments, the sale of excess inventory and equipment, and service fee revenue costs related primarily to the provision of engineering and administrative services. Costs of equipment product revenues for the twelve months ended December 31, 2003 was $5,042, or approximately 225% of equipment product revenues, compared to the product costs of revenues of $4,537, or approximately 479% of equipment product revenues, for the twelve months ended December 31, 2002. The decrease in the cost of equipment product revenues as a percent of total equipment product revenues for the twelve months ended December 31, 2003, as compared to the twelve months ended December 31, 2002, was primarily the result of increased level of equipment revenues, partially offset by an increase in inventory provisions recorded against the carrying amount of inventory products to adjust them to their net realizable value. For the twelve months ended December 31, 2003, inventory adjustments were $3,037. For the twelve months ended December 31, 2002, inventory adjustments were $2,209. Service fee costs of revenues for the twelve months ended December 31, 2003 were $807, or approximately 49% of service fee revenues. Service fee costs of revenues were $11,284 or approximately 87% of service fee revenues for the twelve months ended December 31, 2002. The decrease in service fee cost of revenues of $10,477 for the twelve months ended December 31, 2003, when compared to the same period in 2002, is primarily attributable to decreased costs related to consulting fees with TVGateway and the additional support costs relating to a decreased subscriber base.

        Engineering and Development.    Engineering and development expenses primarily consist of the cost of design, programming, testing, documentation and support of the Company's hardware, software and services. For the twelve months ended December 31, 2003, engineering and development costs were $3,792, a decrease of approximately 51% when compared to $7,705 for the twelve months ended December 31, 2002. This decrease in expenses of $3,913 is primarily attributable to declines in staffing over the last two years that have resulted in a significant payroll cost reduction. Employee compensation costs declined for the twelve months ended December 31, 2003 by $4,089, or 70%, when compared to the same period in 2002.

        Sales and Marketing.    Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to trial installations and commercial deployments. For the twelve months ended December 31, 2003 sales and marketing expenses were $871. This represents a decrease of approximately 66% when compared to sales and marketing expenses of $2,585 for the twelve months ended December 31, 2002. This decrease in expenses is primarily attributable to declines in staffing over the last two years, expense reductions, and to operating efficiencies achieved under management's continuing efforts to monitor the Company's growth and development and adjust expenditures appropriately. These actions resulted in employee compensation costs declining in the twelve months ended December 31, 2003 by $1,418, or 65%, when compared to the same period in 2002. Advertising and marketing expenses also declined for the twelve months ended December 31, 2003 by $340, or 84%, when compared to the same period in 2002.

        General and Administrative.    General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting, insurance and other professional fees. General and administrative expenses were $4,589 for the twelve months ended December 31, 2003, an increase of 50% when compared to expenses of $3,069 for the same period in 2002. This increase in expenses is primarily attributable to facility overhead costs that are no longer allocable to TVGateway, partially offset by declines in staffing, and the issuance of stock options and warrants with a fair value of $817 for investment advice and equity infusion. Employee compensation costs declined in the twelve months ended December 31, 2003 by $329, or 20%, when compared to the same period in 2002. External professional consulting fee expenditures were also reduced for the twelve months ended December 31, 2003 by $362, or 26%, when compared to the same period in 2002. Facility expenses increased for the twelve months ended December 31, 2003 by $2,277, or 82%, when compared to the same period in 2002, a result of facility overhead costs no longer allocated to TVGateway.

        The Company expects that general and administrative expense may increase in future quarters as it responds to changes in reporting requirements as a public company and makes efforts to maintain its listing on the NASDAQ Small Cap Market.

        Goodwill Impairment.    During the second quarter of 2002, in an effort to cut costs and achieve operational efficiencies, the Company commenced the termination of all personnel of the former DVA, which performed engineering development services. In conjunction with this action, it was determined that the carrying amount of the Company's remaining goodwill, which was originally recorded with the Company's acquisition of DVA, exceeded its fair value. As such, the Company measured the impairment loss by the amount the carrying value exceeded the implied fair value of the goodwill. The amount of the non-cash impairment loss was $3,006. The fair value of goodwill was estimated using the expected present value of future cash flows.

        Interest and Other Income and Interest Expense.    Interest and other income and interest expense consist of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income decreased from $462 for the twelve months ended December 31, 2002 to $75 for the twelve months ended December 31, 2003, primarily due to declining average cash and short term investment balances and to declining interest rates. During the twelve months ended December 31, 2002, the Company earned interest on average cash balances of approximately $8,311 and incurred interest expense related to its equipment financing facility in the amount of $7. In comparison, during the twelve months ended December 31, 2003 the Company earned interest on average cash balances of approximately $2,222 and incurred interest expense related to its insurance financing in the amount of $6.

        Gain on sale of intellectual property and investment in TV Gateway.    On September 30, 2003, the Company sold certain intellectual property rights and certain software and equipment related to our ITV Business to TVGateway, LLC, for $2.4 million in cash, pursuant to an Asset Purchase Agreement (the "Purchase Agreement"), which we executed with TVGateway in August 2003. Pursuant to the Purchase Agreement the Company retained a royalty-free license to the intellectual property rights that were sold, enabling it to use the intellectual property rights to continue to conduct its business as then being conducted. Concurrently with the execution of the Purchase Agreement, the Company and TVGateway also entered into a redemption agreement pursuant to with the Company redeemed its equity interest in TVGateway for $600,000 in cash, paid concurrently with the execution of the redemption agreement. The intellectual property rights had previously been expensed as incurred. Similarly, the Company did not carry and equity balance for its interest in TVGateway. The aggregate effect of these transactions was a gain of $3 million, which is reported in other income.

        Income Taxes.    The Company has incurred net operating losses since inception and accordingly had no income taxes and has not recorded any income tax benefit for those losses.

2002 versus 2001

  Revenues

        Revenues.    Revenues decreased from $16,847 for the year ended December 31, 2001 to $13,878 for the year ended December 31, 2002. WorldGate derived revenue by providing technology and services to its customers for their delivery of interactive television, or ITV products. Our technology consists of the hardware, software and know-how for delivering over traditional television distribution platforms, such as those provided by cable television operators, the data, information and applications that comprise these ITV products, as well as the data, information and applications for delivery through the use of our hardware and software. The Company had three primary revenue components (i) the purchase price received from the cable operator for the required hardware to deliver the data, information and applications, (ii) service fees from the cable operator for the (a) end-users' access to the delivered data, information and applications, and (b) for the services provided by the Company to support the cable operator with configuring, installing and maintaining the required equipment and configuring and delivering the data, information and applications, and (iii) advertising and transaction revenue received from advertisers and e-commerce merchants for advertising and transaction opportunities placed in the data, information and applications delivered to the end-user.

        At December 31, 2001 we had deployed our technology in 61 cable systems with approximately 472 thousand Revenue Generating Units. As of December 31, 2002 we had deployed our technology in 66 cable systems, representing approximately 576 thousand Revenue Generating Units. Sales of equipment was reduced as the result of a delay in the introduction of interactive television products as well as a reduced capital expenditure posture within the cable television industry, and had a running rate considerably lower than anticipated. The service fees and advertising and transaction revenue components, which are largely dependent upon the delivery of the data, information and applications made possible through the use of the installed equipment, was expected to grow as the equipment was installed and more end-users were added. These components of our revenues increased in both magnitude and significance, however, the significance of the service component of our revenues has been made even more apparent by the reduction in significance of the equipment revenue component as described above. Furthermore, the service component of our revenues grew faster than expected as a result of the services provided to TVGateway LLC as discussed below. The services component of our revenues was reduced by the value of the transitioned services. Although there was no certainty when a resumption in capital spending might take place or whether such resumption will result in increased deployment of ITV products, we did expect the resumption of a more traditional balance in the significance of the hardware and service components of our revenues.

        As of December 31, 2002, substantially all revenues of the Company were attributable to service fees for providing engineering, operations and administrative consulting support to TVGateway, LLC, an unconsolidated entity, and to the commercial deployments of WorldGate's interactive television products and services and cable subscribers subscribing to these services. A substantial portion of the revenue decrease for the twelve months ended December 31, 2002, as compared to the twelve months ended December 31, 2001, was attributable to reduced equipment sales during a period when we believe the industry was focused on consolidation and other non-ITV issues. For the twelve months ended December 31, 2002, we derived revenues of $12,930, or 93% of total revenues from service fee revenues consisting of consulting fees, subscriber fees and advertising fees. For the twelve months ended December 31, 2002, we derived revenues of $948, or 7% of total revenues from the delivery of headends, keyboards, and related equipment products. Included in the twelve months ended December 31, 2002 equipment product revenues are sales of excess inventory in the amount of $561. For the twelve months ended December 31, 2001, we derived revenues of $11,340, or 67% of total revenues, from service fee revenues and $5,507 or 33% of total revenues from the delivery of headends, keyboards, and related equipment products.

        The business conducted by the Company outside the United States included Spain, Canada, Latin America and Mexico. The majority of this international business was in Mexico and as a result we did not believe the potential financial instability of any of these markets would have a significant impact on our business.

  Costs and Expenses

        Cost of Revenues.    Cost of revenues consisted primarily of equipment product costs related to initial trials and commercial deployments and service fee revenue costs related primarily to the provision of engineering and administrative services. Costs of equipment product revenues for the twelve months ended December 31, 2002 was $4,537, or approximately 479% of equipment product revenues, compared to the product costs of revenues of $8,770, or approximately 159% of equipment product revenues, for the twelve months ended December 31, 2001. The increase in the cost of equipment product revenues as a percent of total equipment product revenues for the twelve months ended December 31, 2002, as compared to the twelve months ended December 31, 2001, was primarily the result of differences in product mix, a reduced level of equipment revenues, and the magnitude, in relation to sales, of the inventory provisions recorded against the carrying amount of certain inventory products to adjust them to their net realizable value. For the twelve months ended December 31, 2002, inventory adjustments were $2,209. For the twelve months ended December 31, 2001, inventory adjustments were $1,307. Service fee costs of revenues for the twelve months ended December 31, 2002 were $11,284, or approximately 87% of service fee revenues. Service fee costs of revenues were $10,343 or approximately 91% of service fee revenues for the twelve months ended December 31, 2001. The increase in service fee cost of revenues of $941 for the twelve months ended December 31, 2002 when compared to 2001 is primarily attributable to increased consulting fees with TVGateway and the additional support costs relating to a larger subscriber base.

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

        Sales and Marketing.    Sales and marketing costs consist primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to initial trial installations and commercial deployments. For the twelve months ended December 31, 2002 sales and marketing expenses were $2,585. This represents a decrease of approximately 62% when compared to sales and marketing expenses of $6,770 for the twelve months ended December 31, 2001. This decrease in expenses is primarily attributable to declines in staffing over the last two years, significant expense reductions beginning in 2001, and to operating efficiencies achieved under management's efforts to monitor the Company's growth and development and adjust expenditures appropriately. These actions resulted in employee compensation costs declining in the twelve months ended December 31, 2002 by $2,314, or 59%, when compared to the same periods in 2001. Advertising, marketing and travel expenses also declined for the twelve months ended December 31, 2002 by $1,367, or 64%, when compared to the same period in 2001.

        General and Administrative.    General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting, insurance and other professional fees. General and administrative expenses were $3,069 for the twelve months ended December 31, 2002, a decrease of 60% when compared to expenses of $7,629 for the same period in 2001. This decrease in expenses is primarily attributable to declines in staffing over the last two years, significant expense reductions beginning in 2001, and to operating efficiencies achieved under management's efforts to monitor the Company's growth and development and adjust expenditures appropriately. These actions resulted in employee compensation costs declining in the twelve months ended December 31, 2002 by $1,103, or 37%, when compared to the same period in 2001. Travel and facility expenses also declined for the twelve months ended December 31, 2002 by $2,975, or 71%, when compared to the same period in 2001.

        The Company announced multiple actions that it believes will further reduce operating expenses and increase operating efficiencies. These actions include a reduction in work force as well as the implementation of an agreement with TVGateway, LLC to transfer to TVGateway certain WorldGate employees and functions that WorldGate was providing for TVGateway. This transfer will permit TVGateway to directly absorb the costs and expenses for the transferred employees and functions and will allow WorldGate employees to more directly focus upon the priorities of WorldGate's products and services. WorldGate was negatively impacted in that it will no longer receive revenues from providing these services and there was some overhead which could not be reduced or otherwise allocated and which had been previously passed on to TVGateway (see Note 13 to the financial statements).

        The Company expected that general and administrative expense would increase in future quarters as it responded to changes in reporting requirements as a public company and continued its efforts to maintain its listing on the NASDAQ Small Cap Market.

        Goodwill Impairment.    During the second quarter of 2002, in an effort to cut costs and achieve operational efficiencies, the Company commenced the termination of all personnel of the former DVA, which performed engineering development services. In conjunction with this action, it was determined that the carrying amount of the Company's remaining goodwill, which was originally recorded with the Company's acquisition of DVA, exceeded its fair value. As such, the Company measured the impairment loss by the amount the carrying value exceeded the implied fair value of the goodwill. The amount of the non-cash impairment loss was $3,006. The fair value of goodwill was estimated using the expected present value of future cash flows.

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

Liquidity and Capital Resources

        As of December 31, 2003, our primary source of liquidity consisted of cash and cash equivalents and short-term investments that are highly liquid, are of high quality investment grade and have maturities of less than one year.

        At December 31, 2003, we had cash and cash equivalents of $3,365 (and no short-term investments) as compared to cash and equivalents of $589 (in addition to $3,218 in short-term investments) at December 31, 2002. Net cash used in operations was $4,892 for the twelve months ended December 31, 2003, as compared to $10,767 used for the same period in 2002. The decrease in net cash used for operations was primarily attributable to the Company's decrease in expenditures in 2002 and during the twelve months ended December 31, 2003, including its reduction in workforce programs. Accounts receivable and inventory reductions were partially offset by other changes in working capital during the year. The Company increased its Allowance for Doubtful Accounts by $651 during the twelve months ended December 31, 2003 to reflect its current assessment of the collectibility of certain receivables, primarily in Latin and South America. The Company has instituted tighter credit procedures to minimize its collection exposure with particular emphasis on international customers.

        Cash provided by investing activities during the twelve months ended December 31, 2003, totaled $6,788 compared to $7,937 provided during the same period in 2002. During the twelve months ended December 31, 2003, we utilized the net proceeds from our maturing short-term investments of $3,218 compared to $8,039 for the twelve months ended December 31, 2002. Capital expenditures were $0 and $112 for the twelve months ended December 31, 2003 and 2002, respectively. On September 30, 2003, the Company sold certain intellectual property rights and certain software and equipment related to our ITV Business to TVGateway, LLC, for $2.4 million in cash, pursuant to an Asset Purchase Agreement (the "Purchase Agreement"), which we executed with TVGateway in August, 2003. Pursuant to the Purchase Agreement the Company retained a royalty-free license to the intellectual property rights that were sold, enabling it to use the intellectual property rights to continue to conduct its business as then being conducted. Concurrently with the execution of the Purchase Agreement, the Company and TVGateway also entered into a redemption agreement pursuant to which the Company redeemed its equity interest in TVGateway for $600,000 in cash, paid concurrently with the execution of the redemption agreement. The intellectual property rights had previously been expensed as incurred. Similarly, the Company did not carry an equity balance for its interest in TVGateway. The aggregate effect of these transactions was a gain of $3 million, which is reported in other income.

        Net cash provided by financing activities was $880 for the twelve months ended December 31, 2003 compared to cash provided of $63 for the twelve months ended December 31, 2002. The increase in net cash provided by financing activities was primarily due to the sale of equity securities to certain investors in December 2003.

        We have the following long term financing and lease obligations as of December 31, 2003:

	Obligations Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	6,210	927	2,889	1,485	0

Operations and Liquidity.

        To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999. As of December 31, 2003 the Company had cash, and cash equivalents of $3,365. The operating cash usage for the twelve months ended December 31, 2003 was $4,892. In October 2002, the Company announced multiple actions that it believed would further reduce operating expenses and increase operating efficiencies. These actions included a reduction in work force as well as the implementation of an agreement with TVGateway to transfer to TVGateway certain WorldGate employees and functions that WorldGate had previously provided for TVGateway. During the first quarter of 2003, the Company substantially finalized the transition settlement and other matters with TVGateway and in January 2003 received $2,428 in cash as part of this settlement. This amount largely comprises payment of our receivable balance as of December 31, 2002 in the amount of $1,000, payment of January 2003 service fees in the amount of $300 and other payments largely related to our January 2003 sale of certain equipment and inventory in the approximate amount of $1,055. This transition of services removed both the obligation of WorldGate to provide the service as well as TVGateway's obligation to pay WorldGate for rendering the service. As such, WorldGate was negatively impacted in that it will no longer receive any significant revenues from providing these services. Although WorldGate's revenue attributable to the transitioned service was reduced, so was the corresponding expense of providing the service. Also, there was overhead that was reduced or otherwise allocated and which was previously passed on to TVGateway.

        As of December 31, 2003, we have no outstanding debt and our assets are not pledged as collateral. However, we have not paid our monthly rent of $104 (offset by monthly sublease payments by TVGateway of $19 during the period February 1, 2003 through January 31, 2004) on our current facility since May 2003. As a result, our landlord, a non-employee investor, has perfected its interest to take possession of our facility at any time and is drawing down from our rent deposit to satisfy the unpaid rent of $618 as of December 31, 2003. As of December 31, 2003, the amount of the deposit remaining is $132 after deduction for the unpaid rent. We continue to negotiate with our landlord to resolve this matter. We also continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all. The Company has limited capacity to further reduce its workforce and scale back on capital and operational expenditures to decrease cash burn given the measures it has already taken to reduce staff and expenses.

        With the closing of the TVGateway transaction on September 30, 2003, the receipt in the aggregate of $3,000 from TVGateway (less the associated costs for soliciting shareholder approval and fees for our investment advisors of $300), the private placement of the Company's common stock, together with additional rights and warrants in December 2003 resulting in the aggregate gross proceeds received of $1.6 million, and $1.5 million of gross financing proceeds received in January, 2004, the Company projects it will have sufficient funding to continue operations into mid summer of 2004, assuming no additional funding is received. To this end, we have been discussing, and continue to discuss, possible financing transactions with several parties. No assurances can be given that a transaction can be consummated prior to the depletion of our available cash. We however remain hopeful that sufficient funding can be obtained to continue the Company's operations. The independent auditors' report for the year ended December 31, 2003 includes an explanatory paragraph stating that because the Company has suffered recurring losses from operations and has a net accumulated deficiency of $199 million, those issues raise substantial doubt about the Company's ability to continue as a going concern.

        The Company received a letter dated October 8, 2002, from the NASDAQ, which notified it that the bid price for its common stock had been below $1.00 per share for a period of thirty consecutive days. Subsequently the Company sought and received NASDAQ approval to transfer its listing to the NASDAQ Small Cap Market, and on January 9, 2003 the Company's common stock commenced trading on this market. The Company was given an extension until January 3, 2004 by NASDAQ on the time allowed to regain compliance with its minimum bid price requirement. The Company regained compliance with this requirement within the allowed period and currently remains in compliance. WorldGate cannot offer any assurance that this minimum bid price requirement or any other NASDAQ requirements for continued listing will continue to be satisfied. If the Company's common stock is delisted, this may have a negative impact on the liquidity and price of its common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, its common stock. Furthermore, the listing of the Company's common stock on the NASDAQ Small Cap Market, makes it ineligible for certain exemptions from the various state securities or "blue sky" laws, which makes it more difficult for the Company to raise capital through issuances of securities.

Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk.    Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

        As of December 31, 2003, the Company's cash and cash equivalents were $3,365, most of which were debt securities having a maturity of less than one year, and it had no short-term investments. Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the twelve months ended December 31, 2003 would have decreased by approximately $42. This estimate assumes that the decrease occurred on the first day of 2003 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

        Foreign Currency Exchange Risk.    Although we transact business in various foreign countries, the principal portion of our business is in the United States and substantially all of our revenues and costs to date have been denominated in U.S. dollars. As a result, adverse movements in foreign currency exchange rates would not have a material adverse effect on us.

Recent Accounting Pronouncements

        On January 1, 2003, WorldGate adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have any impact on WorldGate's financial position or results of operations.

        On January 1, 2003, WorldGate adopted Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others, which requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation that it assumes under the guarantee. Guarantors are also required to meet expanded disclosure obligations. The adoption of Interpretation No. 45 did not have a material impact on WorldGate's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 is not expected to have any impact on WorldGate's results of operations or financial position.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on WorldGate's results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within the scope as a liability (or asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to certain mandatorily redeemable non-controlling interests in consolidated limited-life subsidiaries. WorldGate does not have any interest in limited-life entities as of December 31, 2003. The adoption of the effective provisions of SFAS No. 150 did not have an impact on WorldGate's results of operations or financial position.

        In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employer's Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension plans and other postretirement benefit plans; however it does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003.

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

Our ITV Business has accounted for all of our revenues to date; we cannot reliably project our continued revenues, and we expect to incur significant losses for an indefinite period of time.

        The ITV Business, including the assets we sold in the TVGateway transaction, has historically accounted for substantially all of our revenue. As a result of the TVGateway transaction as well as our continued going concern considerations, no assurances can be provided as to the amount of ongoing revenues, if any, or to the periods in which any such revenues may be received. Our video phone business involves the development of a new and as yet unreleased product line with no market penetration in an undeveloped market sector. We do not expect our video phone business to produce any significant revenues in the near term, and we plan to operate at a loss through at least 2005. We cannot predict when or to what extent our video phone product will begin to produce revenues, or whether we will ever reach profitability. If we are unable to achieve significant levels of recurring revenue from our video phone business, our losses will likely continue indefinitely. If this occurs, the market price of our common stock and our viability as a going concern could suffer.

        In addition, we have incurred significant obligations in connection with our ITV Business that are not needed for our video phone business, including facilities lease obligations through 2010. These obligations were not transferred in the TVGateway transaction, and we will continue to bear the costs of these commitments even though the development of the video phone business will not benefit from such commitments. Although we have undertaken efforts to renegotiate these commitments and reduce expenses, there is no guarantee that we will be able to do so. These obligations will cause us to use cash resources for the purposes other than the conduct of the video phone product and business development activities.

We will not have sufficient working capital to fund our continuing video phone business, and we may be unable to obtain additional capital. If we obtain additional financing, you may suffer significant dilution.

        Despite the receipt of proceeds from the TVGateway transaction and December 1, 2003, December 4, 2003 and January 21, 2004 private placements of our securities, we anticipate that we will need to seek additional third party investment in the first half of 2004 in order to provide additional working capital for our video phone business. We cannot be certain that financing from third parties will be available on acceptable terms to us or at all. The extent and timing of our future capital requirements will depend upon several factors, including the rate of market acceptance of our products, the degree of competition for our products, and our level of expenditures, including those for product development, sales and marketing. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. The levels of funding of pre-revenue-stage companies generally by both venture funds and strategic investors have fallen dramatically in the past few years. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. If we are unable to secure such additional financing, we will have to curtail or suspend our business activities and may have to seek protection of the bankruptcy courts. If that happens, you could lose your entire investment. If we cannot raise additional financing on acceptable terms, we may not be able to continue to operate our business as a going concern. Further, if we issue equity securities, our shareholders may experience severe dilution of their ownership percentage, and the new equity securities may have rights, preferences or privileges senior to those of our common stock. If our common stock is listed on The NASDAQ National Market or The NASDAQ SmallCap Market at the time of the proposed equity financing resulting in the sale and issuance of twenty percent or more of the outstanding shares of our capital stock, we may be required to obtain stockholder approval of such issuance. There can be no assurance that we will be able to obtain any necessary stockholder approval, and the failure to obtain such approval could limit our ability to obtain needed capital. Due to the factors mentioned herein, our accountants have stated in their audit report that there is substantial doubt about our ability to continue as a going concern.

We expect to be increasingly dependent on a single line of business that currently has no products or revenues. We cannot predict our future results because our video phone business has no operating history.

        Since the recent consummation of the TVGateway transaction, our primary line of business has become the development of video phone products and technology. We are still in the process of completing our design for a commercially releasable product based on this technology and consequently there are currently no revenues from this line of business. Given the lack of operating history in the video phone business, it is difficult to predict our future results. Investors should consider the risks and uncertainties that we may encounter as a pre-revenue-stage company in a new and unproven market. These uncertainties include:

  •
  our ability to design and engineer products having the technological features planned for the video phone product line in a cost efficient manner;

  •
  consumer demand for, and acceptance of, the video phone business products;

  •
  our ability to enter into appropriate distribution relationships for the product;

  •
  our ability to demonstrate the benefits of our products and services to end users;

  •
  our unproven and evolving business model;

  •
  unfavorable economic conditions in the technology industry;

  •
  decreased capital spending on technology due to adverse economic conditions; and

  •
  global economic conditions.

Our video phone technology and products are not fully developed, are untested, and remain subject to significant uncertainty.

        Our video phone technology and products are in the development stage and have not been fully completed or proven. The market for products related to video telephony is characterized by uncertain user and customer requirements, and the emergence of new communications standards and practices.

Each of these characteristics could impact our video phone products, intellectual property and system designs. The successful development of our products is subject to the risks that:

  •
  our proposed product is found to be ineffective for the intended purposes;

  •
  the proposed product is uneconomical to manufacture or market or does not achieve broad market acceptance; and

  •
  third parties hold proprietary rights that preclude us from marketing the product.

        Significant undetected errors or delays in new products or releases may affect market acceptance of our product. There can be no assurance that, despite our testing, errors will not be found in the initial product or subsequent releases after the commencement of commercial shipments, resulting in loss of customers or failure to achieve market acceptance. In addition, our video phone technology and product will need to be compatible with a broad array of disparate technologies in order to be interoperable with other products routinely used in cable operations such as routers, switches, operating systems and billing systems software. Without compatibility, we may not achieve market acceptance or demand for our products within our target base of customers because our products will not operate with many of the applications the target customers currently use.

Our landlord has obtained a judgment against us and may take possession of our executive office facility at any time.

        We have not paid our rent on our current facility since May 2003. As a result, our landlord, 3190 T General, Inc. in September 2003, filed an action in the Court of Common Pleas, Bucks County Pennsylvania to perfect its interest to take possession of our facility at any time, and to establish damages for past rent and expenses. Although a judgment has been granted allowing our landlord to regain possession of the facility, we remain in the facility and in the process of negotiating a settlement of our lease obligation with the landlord in an effort to reduce our outstanding liability and secure the continued right to occupy the facility with a reduced ongoing lease obligation, although there can be no assurance that a settlement can be obtained. In lieu of rent payments our landlord is drawing down from our security deposit to satisfy the unpaid rent. As of December 31, 2003, the amount of the deposit remaining is $132,000.

We will rely on third parties to provide certain components for our video phone products. If our vendors fail to deliver their products in a reliable, timely and cost-efficient manner, our business will suffer.

        We expect to depend on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key, leading edge technology components critical for the product we are developing in our video phone business. A formal relationship with Mototech, Inc. has been established for the volume manufacture of Ojo. If Mototech, Inc. or other providers of exclusive proprietary technology do not produce these components on a timely basis, if the components do not meet our specifications and quality control standards, or if the components are otherwise flawed, we may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage our reputation and could adversely affect our operating results. As a result, we could lose potential customers and any revenues that we may have at that time may decline dramatically.

We may not be able to meet our product development objectives or market expectations.

        Our video phone product development efforts are inherently difficult to manage and keep on schedule and there can be no assurance that we will be able to meet our development objectives or to meet market expectations. In addition to development delays, we may experience substantial cost overruns in completing development of our product. The technological feasibility for some aspects of the product that we envision is not completely established. The product being developed by us may contain undetected flaws when introduced. There can be no assurance that, despite testing by us and by potential customers, flaws will not be found in the product, resulting in loss of or delay in market acceptance. We may be unable, for technological or other reasons, to develop and introduce the product in a timely manner in response to changing customer requirements. Further, there can be no assurance that while we are attempting to finish development of our product, a competitor will not introduce a similar product. The introduction by a competitor of either a similar product before we introduce our product, or a superior alternative to our product, may diminish our technological advantage, render our product and technologies partially or wholly obsolete, or require substantial re-engineering of our product in order to become commercially acceptable. Our failure to maintain our product development schedules, avoid cost overruns and undetected errors or introduce a product that is superior to competing products would have a materially adverse effect on our business, financial condition and results of operations.

We are highly dependent on our key personnel to manage our business, and because of competition for qualified personnel we may not be able to recruit or retain necessary personnel.

        Our continued growth and success depend to a significant degree on the continued services of our senior management and other key employees and our ability to attract and retain highly skilled and experienced technical, managerial, sales and marketing personnel. We have historically been a developer of products related to ITV. Our video phone business represents an expansion into the development of broadband communications hardware and software products in which we have limited experience. As we enter this new line of business, we also expect to encounter new product development challenges, new customer requirements, new competitors and other new business challenges, with which our existing management may be unfamiliar. There can be no assurance that we will be successful in recruiting new personnel or in retaining existing personnel. None of our employees is subject to a long-term employment agreement. The loss of one or more key employees or our inability to attract additional qualified employees could have a material adverse effect on our business, results of operations and financial condition. In addition, we may experience increased compensation costs in order to attract and retain skilled employees.

We may not be able to compete successfully in the highly competitive and rapidly evolving broadband communications market.

        The market for products that utilize broadband communications is still developing and there can be no assurance that our product will ever achieve market acceptance. Since we have no existing customers for our video phone business, we must convince cable operators and other broadband network providers to buy our video phone product. To the extent we do not achieve growth, it will be difficult for us to generate meaningful revenue or to achieve profitability.

We may not be successful in developing or maintaining strong distribution channels for our video phone products.

        The success of the video phone business depends on developing strong relationships with cable operators and other broadband communications providers who are selling services to end-users. We plan to rely primarily on our United States cable operator relationships to market our video phone products initially, although we expect these sales to be augmented by additional distributors operating in domestic and international markets. We will need to develop new and unrelated distribution relationships in the broadband communications market. If we are not successful in creating a strong distribution channel in a timely manner, we may not gain significant sales.

We may not be able to protect intellectual property of our video phone business against third-party infringements or claims of infringement.

        Failure to protect our intellectual property rights may result in a loss of our exclusivity or the right to use our video phone technology. We plan to rely on patent, trade secret, trademark and copyright law to protect our video phone intellectual property. Although we have filed multiple patent applications for our technology, our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, there can be no assurance that any patents will be issued pursuant to our current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

        We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventor's rights agreements with our current and future strategic partners and employees. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships.

        Some of our video phone intellectual property includes technologies and processes that may be similar to the patented technologies and processes of third parties. If we do not adequately secure our freedom to use our video phone technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation or be enjoined from using such intellectual property. If we are found to be infringing third-party patents, we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. While we are not currently engaged in any material intellectual property disputes or litigation, we could become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or commence lawsuits against others who we believe are infringing upon our rights. Our involvement in intellectual property litigation could result in significant expense to us, adversely affecting the development of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation concludes favorably for our company.

Legal and regulatory developments could have adverse consequences for our business.

        The legal and regulatory environment that pertains to our business is uncertain and changing rapidly. New legislation or regulations could be introduced that could substantially impact our ability to launch and promote the Ojo video phone. For example, in the United States, the Federal Communications Commission (FCC) could undertake an examination of whether to impose surcharges or additional regulations upon certain providers of Internet protocol, or IP, based communication services. The imposition of regulations on IP communications services may negatively impact our business.

The use of the high speed data infrastructure as a commercial marketplace is at an early stage of development.

        Demand and market acceptance for recently introduced products and services over the high speed data, or HSD, infrastructure are still uncertain. We cannot predict whether customers will be willing to shift their traditional telephone activities online. The HSD infrastructure may not prove to be a viable commercial marketplace for a number of reasons, including:

  •
  concerns about security;

  •
  Internet congestion;

  •
  inconsistent service; and

  •
  lack of cost-effective, high-speed access.

        If the use of the HSD infrastructure as a commercial marketplace does not continue to grow, we may not be able to grow our customer base, which may prevent us from achieving profitability.

In the event that our common stock is delisted from NASDAQ SmallCap Market and trades below $1.00, it may be subject to the requirements of the rules relating to "penny stocks."

        Our common stock is currently listed on the NASDAQ SmallCap Market, which has requirements for the continued listing of stock. One of the continued listing requirements is that our common stock maintain a minimum bid price of $1.00 per share. If our common stock trades below $1.00 for 30 consecutive trading days, or if we fail to meet any of the other listing requirements including the market capitalization and minimum stockholders equity requirements, our common stock may be delisted from the NASDAQ SmallCap Market. If our shares are delisted from the NASDAQ SmallCap Market, they are likely to become subject to the SEC penny stock rules, which could adversely affect the market liquidity of our common stock. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors; and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline, and you could find it more difficult to sell your stock.

We may be required to pay up to $0.5 million to TVGateway for breaches of our representations in the Asset Purchase Agreement.

        In connection with the Asset Purchase Agreement we entered into with TVGateway for the sale of certain ITV Business assets, we have an obligation to indemnify TVGateway for any losses from breaches of our representations or warranties in the Asset Purchase Agreement that occur within 12 months after the closing date of the TVGateway transaction or within the applicable statute of limitations period for claims relating to our ownership of our assets, payment of our taxes, and our compliance with applicable laws, if longer. Our indemnification obligations are limited by an overall cap of $0.5 million on the amount of the indemnification. Although we know of no breaches of our representations or warranties, the payment of any such indemnification obligations would adversely impact our cash resources and our ability to pursue our video phone business.

Our stock price is volatile.

        The trading price for our common stock has been volatile, ranging from a sales price of $0.25 in April 2003, to a sales price of over $2.00 per share in January and February of 2004. The price has changed dramatically over short periods with changes of over 60% percent in a single day. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

Prior offerings of our common stock may have an adverse impact on the market value of our stock.

        In late 2003 we sold 2,625,000 shares of our common stock as part of a private placement to certain institutional investors and as part of that transaction filed a registration statement, which provided for the sale or distribution of up to 3,745,000 shares of common stock by the selling security holders. Subsequently in early 2004 we sold an additional 1 million shares of our common stock to three of the same investors and an additional investor, and we expect to be filing a registration statement within the next month which will provide for the sale or distribution of up to 1.5 million shares of common stock by these selling security holders. We will not receive any proceeds from these sales by the selling security holders. The sale of this block of stock, or even the possibility of its sale, may adversely affect the trading market for our common stock and reduce the price available in that market.

        In connection with the December 2003 and January 2004 private placements, we also issued warrants and additional investment rights to purchase shares of common stock. For the December 2003 transactions the warrants had an exercise price of $1.00 per share and the additional investment rights were priced at $0.80 per share. For the January 2004 transaction the warrants had an exercise price of $1.875 per share and the addition investment rights were priced at $1.50 per share. In addition, if the selling security holders exercise their additional investment rights, we will be obligated to issue additional warrants to purchase our common stock at an exercise price of $1.00 per share and $1.875 per share, respectively, for the December 2003 and the January 2004 transactions. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding warrants and additional investment rights could adversely affect the prevailing market price of our common stock. Further, the holders of the outstanding warrants and additional investment rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

Our board of directors' right to authorize additional shares of preferred stock could adversely impact the rights of holders of our common stock.

        Our board of directors currently has the right to designate and authorize the issuance of one or more series of our preferred stock with such voting, dividend and other rights as our directors may determine. The board of directors can designate new series of preferred stock without the approval of the holders of our common stock. The rights of holders of our common stock may be adversely affected by the rights of any holders of shares of preferred stock that may be issued in the future, including without limitation dilution of the equity ownership percentage of our holders of common stock and their voting power if we issue preferred stock with voting rights. Additionally, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

        Interest Rate Risk.    Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure to any one issue, issuer and type of investment.

        As of December 31, 2003, our cash was $3,365. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the year ended December 31, 2003 would have decreased by less than $42. This estimate assumes that the decrease occurred on the first day of 2003 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our investments.

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

*
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Certified Public Accountants

To the Shareholders and Board of Directors
WorldGate Communications, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheet of WorldGate Communications, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statement of operations, stockholders equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldGate Communications, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

        We have also audited Schedule II of WorldGate Communications, Inc. and Subsidiaries for the year ended December 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net accumulated deficiency of $199 million that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Grant Thornton LLP

Philadelphia, Pennsylvania
February 27, 2004

Report of Independent Accountants

To the Shareholders and Board of Directors of
WorldGate Communications, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of WorldGate Communications, Inc. and its Subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the years ending December 31, 2001 and 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Notes 2 and 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

PricewaterhouseCoopers LLP

Philadelphia, PA
February 14, 2003

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$589	$3,365
Short-term investments	3,218	—
Accounts receivable less allowance for doubtful accounts of $1,596 in 2002 and $381 in 2003	2,593	146
Inventory	3,962	—
Prepaid and other assets	281	199

Total current assets	10,643	3,710

Property and equipment	5,109	2,605
Less: accumulated depreciation and amortization	(2,605)	(1,338)

Property and equipment, net	2,504	1,267
Deposits and other assets	872	140

Total assets	$14,019	$5,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion, notes payable	$50	$—
Accounts payable	1,228	440
Accrued expenses	779	594
Accrued compensation and benefits	1,132	238
Contractual obligations related to equity financing	3,283	—
Deferred rent credit, current and other	87	30

Total current liabilities	6,559	1,302
Deferred rent credit	165	135

Total liabilities	6,724	1,437

Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value, 13,500,000 shares authorized	—	—
Class A Common Stock, $0.01 par value; 50,000,000 shares authorized, 23,577,963 and 23,077,963 shares issued and outstanding respectively, at December 31, 2002 and 26,206,843 and 25,706,843 shares issued and outstanding respectively, at December 31, 2003	236	262
Additional paid-in capital	194,391	202,466
Warrant for Class A Common Stock	1,911	—
Unearned compensation	—	(400)
Accumulated deficit	(189,238)	(198,643)
Less Treasury Stock, at cost—500,000 shares as of December 31, 2002 and 2003	(5)	(5)

Total stockholders' equity	7,295	3,680

Total liabilities and stockholders' equity	$14,019	$5,117

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2001	2002	2001
Revenues:
Equipment product revenues earned from third parties	$4,138	$933	$750
Equipment product revenues earned from related parties	1,369	15	1,492
Service fee revenues earned from third parties	1,001	954	667
Service fee revenues earned from related parties	10,339	11,976	977

Total revenues	16,847	13,878	3,886

Costs and expenses:
Cost of product revenues	8,770	4,537	5,042
Cost of consulting revenues	10,343	11,284	807
Engineering and development (excluding depreciation and amortization amounts of $1,005, $597 and $346, respectively).	12,894	7,705	3,792
Sales and marketing (excluding depreciation and amortization amounts of $308, $221 and $65, respectively).	6,770	2,585	871
General and administrative (excluding depreciation and amortization amounts of $198, $340 and $331, respectively).	7,629	3,069	4,589
Depreciation and amortization	1,511	1,158	742
Goodwill impairment	—	3,006	—

Total costs and expenses	47,917	33,344	15,843

Loss from operations	(31,070)	(19,466)	(11,957)
Interest and other income	1,027	462	75
Interest and other expense	(303)	(206)	(523)
Gain on the sale of investment in TVGateway, LLC	—	—	600
Gain on the sale of intellectual property	—	—	2,400
Loss from unconsolidated entity	(1,000)	—	—

Net loss	$(31,346)	$(19,210)	$(9,405)

Net loss per common share (Basic and Diluted)	$(1.33)	$(0.81)	$(0.40)

Weighted average common shares outstanding (Basic and Diluted)	23,501,543	23,573,935	23,259,611

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(DOLLARS AND SHARES IN THOUSANDS)

	Common Stock
							Treasury Stock
			Additional Paid-In Capital	Warrants for Class A Common Stock	Accumulated Deficit	Unearned Stock-based Compensation			Totals Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance at December 31, 2000	23,308	$233	$192,899	$1,911	$(138,682)	$(58)			$55,781
Authorization of deferred Compensation						388			388
Sale of Common Stock	11		31						31
Issuance of Common stock in Acquisition of DVA Inc.	231	3	387						390
Exercise of Stock Options	15		44						44
Other			127						127
Net Loss for the year					(31,346)				(31,346)

Balance at December 31, 2001	23,565	236	193,488	1,911	(170,028)	(192)			25,415

Authorization of deferred Compensation						192			192
Sale of Common Stock	13		15						15
Acquisition of Treasury Stock							(500)	(5)	(5)
Other—includes partial Contractual Obligation termination of $801			888						888
Net Loss for the year					(19,210)				(19,210)

Balance at December 31, 2002	23,578	236	194,391	1,911	(189,238)	—	(500)	(5)	7,295

Remaining portion of unearned compensation to vendor						(400)			(400)
Non-cash stock based Compensation			817						817
Issuance of Common Stock	2,629	26	2,175						2,201
Termination of Warrants			1,911	(1,911)
Other—includes final Contractual Obligation termination of $3,283			3,172						3,172
Net Loss for the Year					(9,405)				(9,405)

Balance at December 31, 2003	26,207	$262	$202,466	$—	$(198,643)	$(400)	(500)	$(5)	$3,680

The accompanying notes are an integral part of these consolidated financial statements

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	2001	2002	2003
Cash flows from operating activities:
Net loss	$(31,346)	$(19,210)	$(9,405)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,150	1,158	742
Bad debt expense	1,502	628	679
Provision for inventory	1,307	2,209	3,037
Amortization of deferred compensation	388	192	—
Non-cash stock based compensation to product development vendor	—	—	200
Amortization of Goodwill	361	—	—
Impairment of Goodwill	—	3,006	—
Loss on the disposition of fixed assets	63	150	484
Gain on sale of fixed assets	—	—	(2,400)
Gain on sale of investment in TVGateway, LLC	—	—	(600)
Non-employee stock compensation expense	—	—	817
Loss from investment in unconsolidated entity	1,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,228	1,053	1,768
Inventories	2,981	805	925
Prepaid and other assets	1,981	60	815
Accounts payable	(1,398)	539	(788)
Accrued expenses	(53)	(879)	(185)
Accrued compensation and benefits	(3,210)	(425)	(894)
Other liabilities	50	(53)	(87)

Net cash used in operating activities	(23,996)	(10,767)	(4,892)

Cash flows from investing activities:
Capital expenditures	(1,451)	(112)	—
Proceeds from maturities of short-term investments, net	14,833	8,039	3,218
Investment in unconsolidated entity	(1,000)	—	—
Proceeds from sale of equipment	34	10	570
Proceeds from the sale of intellectual property	—	—	2,400
Proceeds from the sale of investment in TVGateway	—	—	600

Net cash provided by investing activities	12,416	7,937	6,788

Cash flows from financing activities:
Proceeds from issuance of common stock	31	15	1,490
Proceeds from exercise of stock options	44	—	—
Proceeds from issuance of notes payable	—	443	—
Repayment of notes payable—DVA Shareholders	(5,134)	—	—
Prepayments of capital leases and notes payable	(420)	(395)	(610)

Net cash provided by (used in) financing activities	(5,479)	63	880

Net increase (decrease) in cash and cash equivalents	(17,059)	(2,767)	2,776
Cash and cash equivalents, beginning of period	20,415	3,356	589

Cash and cash equivalents, end of period	$3,356	$589	$3,365

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except for share and per share amounts)

1.    Basis of Presentation

        The consolidated financial statements of WorldGate Communications, Inc. ("WorldGate" or the "Company") presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for annual reports on Form 10-K. WorldGate was incorporated in Delaware in 1996 to succeed to the business of the predecessor company, WorldGate Communications, L.L.C., which commenced operations in March 1995. WorldGate has developed a video phone designed specifically for personal video communication, and is differentiated, both from competitors and from previous efforts at personal video telephony, by providing: true-to-life communication, ease of deployment by high-speed data, or HSD, operators as well as businesses; a highly styled ergonomic design; and interoperation with the public switched telephone network, or PSTN.

        The consolidated financial statements of the company include the accounts of WorldGate Communications, Inc. and its wholly owned subsidiaries WorldGate Service, Inc., WorldGate Finance, Inc., and WorldGate Acquisition Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results included in this report.

2.    Summary of Significant Accounting Policies

  Liquidity and Going Concern Considerations.

        As of December 31, 2003 the Company had cash and cash equivalents of $3,365. The operating cash usage for the twelve months ended December 31, 2003 was $4,892. During the third quarter of 2003, we completed a sale of certain assets, including our ITV intellectual property rights and our membership interest in TVGateway, LLC, for $3,000 in cash to TVGateway, LLC, a company we were instrumental in forming. Our transaction with TVGateway, LLC marked a shift in our business away from the ITV business and toward a new video phone product and associated business. The funds we received from the sale of assets to TVGateway, LLC, as well as the funds we received as a result of private placements of our securities on December 1, 2003 and December 4, 2003, have permitted us to fund the development of our new business.

        On December 1, 2003 and December 4, 2003, we completed private placements resulting in an aggregate issuance of 2,000,000 shares of our common stock at a sale price of $0.80 per share, five-year warrants to purchase up to 600,000 shares of our common stock at an exercise price of $1.00 per share, and additional investment rights to purchase, for a limited period of time, up to 400,000 shares of our common stock at an exercise price of $0.80 per share. In addition, we agreed to issue warrants to purchase up to an additional 120,000 shares of our common stock at an exercise price of $1.00 per share upon the exercise of the additional investment rights. The private placements resulted in aggregate gross proceeds to the Company of approximately $1.6 million. Ashenden Finance acted as the Company's placement agent with respect to the private placement and received a fee equal to 5% of the gross proceeds. In addition, Janney Montgomery Scott LLC received a fee equal to 1% of the gross proceeds from the private placement in connection with its engagement by the Company.

        The Company has no outstanding debt and its assets are not pledged as collateral. The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all. The Company has limited capacity to further reduce its workforce and scale back on capital and operational expenditures to decrease cash burn given the measures it has already taken to reduce staff and expenses.

        The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Therefore, the financial statements do not include any adjustments relating to the Company's ability to operate as a going concern. The appropriateness of using the going concern basis in the future, however, will be dependent upon the Company's ability to address its liquidity needs as described above. There is no assurance that the Company will be able to address its liquidity needs through the measures described above on acceptable terms and conditions, or at all, and accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The independent auditors' report for the year ended December 31, 2003 includes an explanatory paragraph stating that because the Company has suffered recurring losses from operations and has a net accumulated deficiency of $198 million, those issues raise substantial doubt about the Company's ability to continue as a going concern.

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

  Short-Term Investments

        Short-term investments consist of debt securities with original maturities greater than three months and less than one year. All such debt securities are classified as available for sale. Available for sale securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). As of December 31, 2002, the fair market value of available for sale securities equaled the carrying value. Gains or losses on securities sold are based on the specific identification method.

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

        Qualified internally developed software costs for internal use are capitalized subsequent to both the preliminary project stage and when management has committed to funding, in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed and obtained for Internal Use." The external direct costs of software, materials and services directly associated with the project are capitalized. Upon completion, internally developed software costs are depreciated over their estimated useful life of three years. The Company capitalized software development costs of $5 and $0 during the years ended December 31, 2002 and 2003, respectively.

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

  Revenue Recognition

        In addition to the following criteria, the Company does not recognize revenue before evidence of an agreement exists, prices are fixed or determinable and collectibility is reasonably assured. The Company derived revenue from the sale of headend units and other equipment to cable operators. Revenue from the sale of equipment is recognized by the Company when the products are shipped to and accepted by the customer.

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

        The Company derived revenue from TVGateway from charges for licensing fees, management consulting, engineering, product delivery services and certain administrative costs. These revenues are recognized as services are rendered. Refer to Note 13 to the financial statements regarding the Company's relationship with TVGateway.

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

  Advertising Costs

        Advertising costs, included in sales and marketing expense, are expensed in the period incurred. Advertising expenses were $714, $298 and $43 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

        At December 31, 2003, the Company had stock based compensation plans, which are described separately in Note 8. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company's fixed stock based compensation. Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company's net loss would have been increased to the following pro forma amounts:

	Year Ended December 31
	2001	2002	2003
Net loss, as reported	$(31,346)	$(19,210)	$(9,405)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	388	192
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax of $0	(7,456)	(4,631)	(5,523)
Pro forma net income	$(38,414)	$(23,649)	$(14,928)

Net loss per share:
Basic and diluted—as reported	$(1.33)	$(0.81)	$(0.40)

Basic and diluted—pro forma	$(1.63)	$(1.00)	$(0.64)

        Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

  Net Loss Per Share (Basic and Diluted)

        Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options and warrants. The number of potential common shares which would have been assumed to be converted in the years ended December 31,

2001, 2002, and 2003 have a dilutive effect if the Company had income from continuing operations is 5,540,056, 6,001,324, and 7,243,403, respectively.

  Comprehensive Loss

        As it relates to the Company, components of comprehensive loss include net loss and unrealized gains and losses on available for sale securities. For the years ended December 31, 2001, 2002 and 2003, net loss and comprehensive loss were identical because the carrying value of the Company's available for sale securities equaled the fair market value of such securities.

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

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments, and accounts receivable. The Company has its cash and cash equivalents placed with high quality, creditworthy financial institutions. As part of its cash management process, the Company performs periodic evaluation of the relative credit standing of these institutions. Credit risk on the Company's short-term investments is managed through diversification and by investing in mortgage-backed securities issued by U.S. government agencies and high-quality corporate issuers.

        Accounts receivables consist of receivables from cable operators. Furthermore, a significant portion of our revenues is generated outside the U.S. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company has established allowances for potential credit losses and such losses have not exceeded management expectations.

        Accounts receivable from major customers in excess of 10% of total accounts receivable were as follows:

Customer	2002	2003
A	18%	—
B	9%	36%
C	22%	—
D	23%	6%
E	—	10%
	72%	52%

        Sales to major customers, in excess of 10% of total revenues, were as follows for each of the years ended December 31:

Customer	2001	2002	2003
A	60%	84%	48%

        Revenues by geographic area are attributed to the United States and to all foreign countries based on customer locations as follows:

	2001	2002	2003
	(dollars in thousands)
United States	$12,794	$13,289	$3,527
Other North America (including Latin America)	659	489	119
South America	2,293	11	152
Asia	32	3
Europe	1,069	86	88

Total	$16,847	$13,878	$3,886

        All of the Company's long-lived assets are located in the United States.

  Vulnerability Due to Certain Concentrations

        The Company's growth and future success is substantially dependent upon its ability to convince cable operators to offer and continue to offer our previous interactive TV product line to their subscribers.

        The Company is highly reliant on two suppliers of set-top cable boxes. At present the agreements with these manufacturers do not require them to ensure compatibility of the WorldGate technology with their current or next generation cable boxes or prohibit them from establishing relationships with the Company's competitors.

  Recent Accounting Pronouncements

        On January 1, 2003, WorldGate adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have any impact on WorldGate's financial position or results of operations.

        On January 1, 2003, WorldGate adopted Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others, which requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation that it assumes under the guarantee. Guarantors are also required to meet expanded disclosure obligations. The adoption of Interpretation No. 45 did not have a material impact on WorldGate's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 is not expected to have a material impact on WorldGate's results of operations or financial position.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on WorldGate's results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within the scope as a liability (or asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to certain mandatorily redeemable non-controlling interests in consolidated limited-life subsidiaries. WorldGate does not have any interest in limited-life entities as of December 31, 2003. The adoption of the effective provisions of SFAS No. 150 did not have an impact on WorldGate's results of operations or financial position.

        In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employer's Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension plans and other postretirement benefit plans; however it does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003.

3.    Inventories

        Inventories as of December 31, 2002 and 2003 are summarized as follows:

	2002	2003
	(Dollars in Thousands)
Raw material	$2,479	$—
Work-in-progress	2	—
Finished goods	865	—
Inventory held by customers and vendors	616	—

Inventory	$3,962	$—

        During the years ended December 31, 2001, 2002 and 2003, as a response to the continued slow economy, turmoil in the cable industry and the Company's slower than expected deployment of WorldGate's ITV products and services, the Company periodically re-evaluated its inventory and determined that it was in excess of foreseeable needs and should be resold. The carrying values of the inventory that were identified to be used in operations were written down to market value. Total charges to reduce the carrying amount of inventory to the lower of cost of market was $1,307, $2,209 and $3,037 during the years ended December 31, 2001, 2002 and 2003, respectively.

        These non-cash charges are included in the "cost of equipment product revenues" line item on the consolidated statements of operations.

4.    Property and Equipment

        Property and equipment consist of the following at December 31, 2002 and 2003:

	2002	2003
	(Dollars in Thousands)
Computer equipment and internally developed software	$1,623	$965
Office equipment	1,297	211
Furniture and fixtures	1,317	625
Trade show exhibits	13	—
Leasehold improvements	837	804
Capital leases:
Equipment	22	—

	5,109	2,605
Less accumulated depreciation and amortization:
Property and equipment	(2,583)	1,338
Capital leases	(22)	—

Property and equipment, net	$2,504	$1,267

        Depreciation and amortization on property and equipment in the amount of $1,150, $1,158 and $742 was recorded for each of the three years ending December 31, 2003.

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

	Goodwill	Accumulated Amortization	Carrying Value
Balance as of January 1, 2001	$3,608	$(241)	$3,367
Amortization	0	(361)	(361)
Balance as of December 31, 2001	$3,608	$602	$3,006
Impairment loss	(3,608)	(602)	(3,006)

Balance as of December 31, 2002	$0	$0	$0

        The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for the previous periods presented:

	Year Ended December 31,
	2001	2002
Reported net loss	$(31,346)	$(19,210)
Add back: Goodwill amortization	361	0
Adjusted net loss	$(30,985)	$(19,210)
Basic and diluted earnings per share:
Reported net loss	$(1.33)	$(0.81)
Goodwill amortization	.01	.00
Adjusted net income	$(1.32)	$(0.81)

6.    Financing Agreements

        During 2002, the Company financed its Directors and Officers' Insurance Policy. At December 31, 2002, the remaining unpaid portion of the note payable totaled $50. This balance was paid subsequent to year end. The weighted average interest rate on the outstanding note payable borrowing for the year ended December 31, 2002 was 4.78%. At December 31, 2003, the Directors and officers' Insurance Policy was paid in full for the policy period ending April 15, 2004.

7.    Income Taxes

        The significant components of deferred tax assets at December 31, 2002 and 2003 are as follows:

	2002	2003
	(Dollars in Thousands)
Federal tax loss carryforward	$58,419	$60,726
State tax loss carryforward	6,750	8,270
Property and equipment	1,066	688
Research and experimentation credit	2,284	2,637
Officers' compensation, accrued expenses and other	342	426
Bad debt expense	633	154

	69,494	72,901
Less: valuation allowance	(69,494)	(72,901)

	—	—

        A valuation allowance was established against the Company's net deferred tax asset due to the Company's lack of earnings history and, accordingly, the uncertainty as to the realization of the asset. A portion of the gross deferred asset and related valuation allowance is attributable to stock option expense. To the extent that such assets are realized in the future, the benefit is applied to equity.

        At December 31, 2003, the Company had a net operating loss carryforward of approximately $178,605 for federal tax purposes, expiring between 2012 and 2023 if not utilized. The net operating loss carryforward for state tax purposes is approximately $82,783, which will expire in 2023. These carryforwards may be applied as a reduction to future taxable income of the Company, if any. The state net operating loss carryforwards are limited by state tax law to a maximum utilization of $2,000 per year. The Company also has federal and state research and experimentation credit carryforwards of approximately $2,602 and $52 respectively. The federal research and experimentation credit carryforwards expire between 2012 and 2023 and the state research and experimentation credit carryforward expires 2017. The Company's ability to utilize its net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior or future changes in ownership and tax law as defined under Section 382 of the Internal Revenue Code of 1986. Such limitations are based on the market value of the Company at the time of ownership change multiplied by the long-term exempt note supplied by the Internal Revenue Service.

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

        In August 2000, the Company issued warrants to the TVGateway partners as part of the TVGateway Joint Venture more fully described in Note 13. These warrants may be exercised to purchase in the aggregate up to 1,500,000 shares of common stock at an exercise price of $24.78 and up to 500,000 additional shares of common stock at an exercise price of $12.39. The warrants are subject to vesting at varying rates based on the deployment of the Company's Internet TV service on each operator's digital cable systems. On September 30, 2003, 1,000,000 warrants were cancelled. At December 31, 2003, none of the remaining warrants have vested.

        In November 2000, we entered into a deployment agreement with AT&T Broadband to deploy the Company's interactive services to AT&T digital customers in Cedar Falls and Waterloo, Iowa and Tacoma, Washington. As part of this agreement, the Company issued warrants to AT&T to purchase up to 1,000,000 shares of the Company's common stock at a per share exercise price of $16.02. The warrants are subject to vesting at varying rates based on the deployment of the Company's Internet TV service on AT&T's digital cable systems. At December 31, 2003, none of the warrants have vested.

        In connection with the December 2003 and January 2004 private placements, we issued warrants and additional investment rights to purchase shares of common stock. For the December 2003 transactions the warrants had an exercise price of $1.00 per share and the additional investment rights were priced at $0.80 per share. For the January 2004 transaction the warrants had an exercise price of $1.875 per share and the addition investment rights were priced at $1.50 per share. In addition, if the selling security holders exercise their additional investment rights, we will be obligated to issue additional warrants to purchase our common stock at an exercise price of $1.00 per share and $1.875 per share, respectively, for the December 2003 and the January 2004 transactions. Included with General and Administrative expenses in 2003 were $817 of expenses relating to the valuation of the above investment rights, warrants and warrant rights issued in December 2003 regarding investment advice and equity infusion. This valuation was determined by using the Black-Scholes fair value option valuation model. The following assumptions were used for the share rights and the warrants and warrant rights, respectively: expected volatility of 100% and 100%; average risk-free interest rates of .81% and 3.20%; dividend yields of 0% and 0%; and expected lives of .8 and 5.0 years.

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

        Unearned compensation expense of approximately $1,133 and $340 was recorded, for certain options which were granted to employees in 1998 and 1999, respectively, at below the estimated fair value at the time of grant, to acquire 213,343 and 39,058 shares of common stock, respectively. The compensation expense is being recognized over a four-year vesting period. No such options were granted during 2000, 2001 and 2002. Compensation expense of approximately $396, $388 and $192 was recognized in 2000, 2001 and 2002, respectively, related to these grants. As of December 31, 2003, no compensation expense remains to be recognized.

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

        The weighted-average fair value of the options granted was $3.04, $1.85 and $0.50 per option during the years ended December 31, 2001, 2002 and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes fair value option valuation model. The following weighted-average assumptions were used for grants in 2001, 2002 and 2003, respectively: expected volatility of 100%, 100% and 100%; average risk-free interest rates of 4.83%, 4.69% and 2.96%; dividend yield of 0%; and expected lives of 5.0, 5.8 and 3.8 years.

        A summary of the Company's stock plan is presented below:

	Stock Options	Weighted-Average Exercise Price
Outstanding, December 31, 2000	2,565,010	$16.10
Granted	1,463,995	$3.04
Exercised	(15,449)	$2.87
Cancelled/forfeited	(1,991,956)	$17.58

Outstanding, December 31, 2001	2,021,600	$5.29

Granted	1,693,305	$1.85
Exercised	—	—
Cancelled/forfeited	(989,939)	$4.01

Outstanding, December 31, 2002	2,724,966	$3.62

Granted	2,115,452	$0.50
Exercised	—	—
Cancelled/forfeited	(718,015)	$2.59

Outstanding, December 31, 2003	4,122,403	$2.20

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 0.26 - $ 2.43	2,819,870	8.8	$0.94	945,064	$1.42
$ 2.44 - $ 8.60	1,203,818	7.1	3.50	939,575	3.55
$ 8.61 - $16.78	12,962	5.2	16.50	12,962	16.50
$16.79 - $32.95	84,441	5.7	22.54	74,049	22.47
$32.96 - $41.13	3,312	6.0	40.04	3,178	40.27

	4,122,403	8.3	$2.20	1,974,873	$3.38

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

        During 2002 and 2003, the Company sold 12,668 and 3,880 shares of common stock under the Stock Purchase Plan for proceeds of $15 and $1, respectively.

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

10.    Net Loss Per Share

        The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Years Ended December 31
	2001	2002	2003
Net loss	$(31,346)	$(19,210)	$(9,405)

Basic loss per average common share:
Weighted average shares outstanding	23,501,543	23,573,935	23,259,611
Net loss	$(1.33)	$(0.81)	$(0.40)
Diluted loss per average common share:
Weighted average shares outstanding	23,501,543	23,573,935	23,259,611
Net loss	$(1.33)	$(0.81)	$(0.40)

11.    Commitments and Contingencies

  Leases

        The Company has entered into non-cancelable operating leases for its office facilities and certain equipment.

        The future minimum rental commitments under a non-cancelable leases for each fiscal years ended December 31 are as follows:

Fiscal Year	(Dollars in Thousands)
2004	$927
2005	945
2006	963
2007	981
2008	990
Thereafter	495

$5,301

        Total rent expense for operating leases for the years ended December 31, 2001, 2002 and 2003, respectively, amounted to approximately $1,785, $1,442 and $957, respectively.

        See Note 13 regarding the commitments the Company has in its agreements with certain cable operators.

        The Company has not paid its rent on its current facility since May 2003. As a result, its landlord, 3190 T General, Inc. in September 2003, filed an action in the Court of Common Pleas, Bucks County Pennsylvania to perfect its interest to take possession of the Company's facility at any time, and to establish damages for past rent and expenses. Although a judgment has been granted allowing the Company's landlord to regain possession of the facility, the Company remains in the facility and is in the process of negotiating a settlement of its lease obligation with the landlord in an effort to reduce the Company's outstanding liability and secure the continued right to occupy the facility with a reduced ongoing lease obligation, although there can be no assurance that a settlement can be obtained. In lieu of monthly rent payments of $85 the Company's landlord is drawing down from its security deposit to satisfy the unpaid rent of $618 as of December 31, 2003. As of December 31, 2003, the amount of the deposit remaining after deduction for the unpaid rent is $132. 3190T General, Inc. is an entity formed by non-employee investors of the Company.

12.    Related Party Transactions

        In 1997, the Company entered into an affiliation agreement with a cable operator who is an investor. Revenues recognized from this investor were approximately, $242, $387 and $188 for the years ended December 31, 2001, 2002 and 2003, respectively. Accounts receivable amounted to approximately $97 and $2 at December 31, 2002 and 2003, respectively.

        The Company has agreements with some investors to provide engineering and development support. As a result of these agreements, the Company has expensed approximately $1,379, $1,837 and $557 for the years ended December 31, 2001, 2002 and 2003, respectively. Accounts payable amounted to approximately $468 and $788 at December 31, 2002 and 2003, respectively. These stockholders are suppliers of technology and components for the Company's products and services. The agreements the Company has with these investors provide for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company's engineering efforts. These agreements do not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company.

        In 1998, the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. Included in Deposits and other is approximately $132 related to this lease at December 31, 2003.

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

        Revenues for such services, which are included in service fee revenue, totaled $9,982, $11,484 and $794, for the years ended December 31, 2001, 2002 and 2003. In addition, product sales to TVGateway totaled $961, $92 and $1,078 for the years ended December 31, 2001, 2002 and 2003. Accounts Receivable from TVGateway amounted to $0 at December 31, 2003. WorldGate accounted for its 18% investment in the TVGateway joint venture, which was previously reduced to a carrying value of $0 due to prior losses, under the equity method.

        On September 30, 2003 the Company announced that it had sold to TVGateway, LLC certain ITV intellectual property rights and certain software and equipment related to the ITV business, which TVGateway was currently using, for $2.4 million. In addition, on August 7, 2003, WorldGate and TVGateway entered into a redemption agreement pursuant to which TVGateway redeemed WorldGate's equity interest in TVGateway for $600 thousand in cash. The purchase price for these assets in the aggregate was $3 million and will be used by the Company to fund continuing operations, as well as to develop and distribute its new Ojo video telephony product. As part of this transaction WorldGate retained a royalty-free license to certain of the transferred intellectual property rights and software.

        In connection with the Asset Purchase Agreement we entered into with TVGateway for the sale of certain ITV Business assets, we have an obligation to indemnify TVGateway for any losses from breaches of our representations or warranties in the Asset Purchase Agreement that occur within twelve months after the closing date of the TVGateway transaction or within the applicable statute of limitations period for claims relating to our ownership of our assets, payment of our taxes, and our compliance with applicable laws, if longer. Our indemnification obligations are limited by an overall cap of $0.5 million on the amount of the indemnification. Although we know of no breaches of our representations or warranties, the payment of any such indemnification obligations would adversely impact our cash resources and our ability to pursue our video phone business.

  Related Cable Operator Agreements.

        In 2000, and concurrently with the formation of the TVGateway joint venture, the Company entered into multi-year agreements with four cable operators for the digital deployment of the Company's ITV service to a predetermined number of households. In addition to the deployment agreements, the cable providers purchased an aggregate of 1,531,211 shares of the Company's Common Stock yielding proceeds to the Company of $24,530. These same cable operators were issued warrants to purchase additional shares of Common Stock that were to vest at varying rates based on the deployment of the Company's ITV service on the cable operator's digital cable system. As part of the asset sale to TVGateway, two of the cable operators have returned their warrants to WorldGate, in the aggregate amount of 1 million shares and the same have been cancelled.

        Furthermore, the Company entered into a supply agreement with the cable operators whereby the Company agreed to supply these cable operators, on a pro rata basis, products that pertain to the development and deployment of the WorldGate service. The Company initially recorded a liability in the amount of $5,110 related to this obligation. The recorded amount was based on the Company's best estimate of what it would cost to satisfy the contractual obligation to the various cable operators. The Company's policy has been to not adjust the liability after it has been established. Any future change in the contractual obligation liability would be a reclassification to additional paid in capital. When equipment credits are utilized by the cable operators, the value of the equipment is reflected in its entirety in the cost of revenues. The equipment credit balance of $3,283 expired on August 24, 2003, consequentially, the Company reduced this liability of $3,283 and increased its paid in capital.

        In December 2002, WorldGate entered into a settlement agreement with CoxCom, Inc., one of the cable operator joint venture partners, stemming from a Term Sheet entered into by the two parties on July 24, 2000 whereby, among other things, CoxCom had agreed to make the WorldGate service available to a specified number of two-way interactive digital homes passed. As the cable operator had not complied and no longer intended to comply with the provisions in the Term Sheet, a settlement was reached between the two parties whereby the cable operator paid the Company $300 in cash, returned 500,000 shares of common stock of WorldGate that it previously purchased, and cancelled their right to the remaining unused portion of the above-mentioned equipment credit. The cash received has been recorded as other income and the common stock returned is reflected in treasury stock. The Company also reduced its contractual liability in the amount of $801 (with an offsetting entry to additional paid in capital) due to the operator's cancellation of their right to the equipment credit.

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

        In addition, the total purchase price included $4,174 in contingent consideration, which became determinable during the fourth quarter of 2000. The Company expensed this contingent consideration as compensation in engineering and development expense.

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

15.    Employee Benefit Plan

        In 2000, the Company established a Retirement Savings Plan that is funded by the participant's salary reduction contributions. All employees of the Company are eligible to participate in the plan upon joining the Company. The plan is intended to permit any eligible employee who wishes to participate to contribute up to 12% of the employee's compensation on a before-tax basis under Section 401(k) of the Internal Revenue Code. The plan provides for discretionary Company matching contributions and discretionary Company profit-sharing contributions. Contributions are invested, in such proportions as the employee may elect in any of 10 mutual investment funds. In 2002 and 2003, the Company made no discretionary profit-sharing contributions to the plan. On May 28, 2003, this Retirement Savings Plan was terminated by the Company.

16.    Supplemental disclosure of cash flow information

	Year ended December 31,
	2001	2002	2003
	(dollars in thousands)
Cash paid for interest	$93	$12	$15

Non-cash investing and financing activities:
Utilization of contractual obligation related to equity financing	$866	$82	$—
Settlement of contractual obligation related to equity financing	—	802	3,283
Acquisition of treasury stock resulting from settlement of contractual obligation	—	5	—
Issuance of common stock in payment of notes payable to DVA shareholders	390	—	—
Issuance of common stock in payment for product development	—	—	600
Increase in notes payable to DVA shareholders from reduced valuation realized on common stock issued	738	—	—
Issuance of notes payable for Directors and Officers' insurance policy	—	443	560

17.    Recent Developments

        The Company filed a registration statement with the Securities and Exchange Commission on September 16, 2002 relating to a proposed distribution to its shareholders of subscription rights to purchase additional shares of common stock and warrants of the Company. This registration was withdrawn during the last quarter of 2003.

        The Company filed a registration statement with the Securities and Exchange Commission on December 24, 2003 relating to a private placement of its common stock to certain institutional investors and the resulting proposed resale by such investors of up to 3,745,000 shares of its common stock. This registration was declared effective on January 9, 2004.

Supplemental Quarterly Data (unaudited):

	First	Second	Third	Fourth
	(dollars in thousands other than per share amounts)
2003
Net revenues	$2,165	$391	$941	$389
Loss from operations	(1,877)	(3,006)	(2,798)	(4,276)
Net income (loss)	(1,885)	(2,999)	103	(4,624)
Basic and diluted net loss per common share	(0.08)	(0.13)	0.00	(0.19)
2002
Net revenues	$3,176	$3,917	$4,296	$2,489
Loss from operations	(4,220)	(9,484)	(3,160)	(2,602)
Net loss	(4,155)	(9,479)	(3,163)	(2,413)
Basic and diluted net loss per common share	(0.18)	(0.40)	(0.13)	(0.10)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None

Item 9A. Controls and Procedures.

        As of the end of the period covered by this Form 10-K, the Company's management, including its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are reasonably designed and effective to alert them on a timely basis to material information relating to the Company required to be included in its reports filed or submitted under the Exchange Act. There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        We have adopted a Code of Ethics that applies to all of our directors and employees, including, without limitation, our principal executive officer, our principal financial and accounting officer, and all of our employees performing financial or accounting functions. We are in the process of posting our Code of Ethics on our website, www.wgate.com, which when posted will be found under the "Investor Relations" section. Until we complete the process of posting our Code of Ethics on our website, we will provide any person a copy of our Code of Ethics, free of charge. Requests for copies of our Code of Ethics should be mailed to the attention of Randall J. Gort at the address of our principal executive offices. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, any provisions of our Code of Ethics by posting such information on our website at the location specified above.

        As of December 31, 2003 our executive officers and directors are as follows:

Name	Age	Position
Hal M. Krisbergh(1)	56	Chairman of the Board of Directors and Chief Executive Officer
Joel Boyarski	57	Vice President, Chief Financial Officer
Randall J. Gort	54	Chief Legal Officer and Secretary
James E. McLoughlin	50	Vice President, Account Development and Marketing
Richard Westerfer	45	Chief Operations Officer
Steven C. Davidson(2)	55	Director
Clarence L. Irving, Jr.(1)	48	Director
Martin Jaffe(2)	57	Director
Jeff Morris(1)	52	Director
Lemuel Tarshis(2)	63	Director

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

        Richard Westerfer joined our company in February 2000 as Vice President of Engineering. In December 2000, Mr. Westerfer became Senior Vice President of Operations. He served in this position until April 2002, when he became Chief Operations Officer of WorldGate. Prior to joining us, from 1979 to February 2000, Mr. Westerfer served as the Senior Director of Engineering for General Instruments (now a part of Motorola, Inc.).

        Steven C. Davidson has been a member of our board of directors since April 2002. From 1979 until his retirement in April 2002, Mr. Davidson held various executive positions with HBO, Inc., most recently serving as Senior Vice President and General Manager of Affiliate Operations. In February 2004 Mr. Davidson returned to HBO, Inc. as Executive Vice President of Affiliate Sales. Mr. Davidson is also a director of Nation Fatherhood Initiative, a non-profit organization.

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

        Martin Jaffe has been a member of our board of directors since April 2002. Since January 2002, Mr. Jaffe has been the Chief Operating Officer, Managing Director and Co-Founder of Silvercrest Asset Management Group LLC. From November 2000 until September 2001, Mr. Jaffe was Chief Financial Officer of Credit Suisse Asset Management Group LLC, and from 1981 until November 2000, Mr. Jaffe was Chief Operating Officer of Donaldson, Lufkin & Jenrette Asset Management Group.

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

        Lemuel Tarshis has been a member of our board of directors since April 2001. Since August 1991, Dr. Tarshis has been a director for the Alliance for Technology Management at the Stevens Institute of Technology. In addition, he has recently worked as a management consultant for Lucent Technologies Inc., Bell Atlantic, GTECH Corporation, AT&T Corporation, Aequus Technologies, LLC and Verizon Communications, Inc.

Audit Committee

        The Audit Committee of the board of directors is responsible for providing independent, objective oversight of the Company's accounting functions and internal controls. The Audit Committee acts under a written charter adopted and approved by the board of directors, most recently in March 2003. Each of the members of the Audit Committee is independent, as defined by the NASDAQ listing standards. In addition, the board of directors has determined that Mr. Jaffee is an audit committee financial expert as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based solely on our review of those documents received by us, and written representations, if any, received from reporting persons with respect to the filing of reports on Form 3, 4 and 5, we believe that with the exception of late filing by Messrs Boyarski, Gort, McLoughlin and Westerfer for a single stock option grant, all filings required to be made by the reporting persons for fiscal year 2003 were made on a timely basis.

Item 11. Executive Compensation.

  Comparative Stock Performance Graph

        The following indexed line graph indicates the Company's total return to stockholders from April 15, 1999, the date on which the Company's Common Stock began trading on the NASDAQ National Market, to December 31, 2003, as compared to the total return for the NASDAQ Stock Market—US Index, the NASDAQ Telecommunications Index and the Dow Jones Internet Commerce Index. Also indicated for years prior to 2003 is ISDEX Internet Index, which no longer is available. The calculations in the graph assume that $100 was invested on April 15, 1999, in each of the Company's Common Stock and each index and also assume dividend reinvestment.

COMPARISON OF 32 MONTH CUMULATIVE TOTAL RETURN*
AMONG WORLDGATE COMMUNICATIONS, INC.,
THE NASDAQ STOCK MARKET (U.S.) INDEX, THE NASDAQ TELECOMMUNICATIONS INDEX, ISDEX INTERNET INDEX AND
DOW JONES INTERNET COMMERCE INDEX

Compensation Committee Interlocks and Insider Participation

        The Compensation and Stock Option Committee (the "Compensation Committee") is currently composed of Messrs. Krisbergh, Morris and Irving. The Compensation Committee is responsible for determining the general compensation and benefits philosophy for the Company, including administering the Company's equity compensation programs, and for setting cash and long-term incentive compensation for executive officers and other key employees of the Company. With the exception of Mr. Krisbergh, no member of the Compensation Committee is an officer or employee of the Company. Mr. Krisbergh does not, however, participate in the determination of his own compensation.

Report of Compensation and Stock Option Committee on Executive Compensation

        This report by the Compensation Committee of the Board of Directors (the "Committee") discusses the Committee's compensation objectives and policies applicable to the Company. The report reviews the Committee's policy generally with respect to the compensation of all executive officers as a group for fiscal 2003 and specifically reviews the compensation established for the Company's Chief Executive Officer as reported in the Summary Compensation Table. Other than Mr. Krisbergh, the

Committee is composed entirely of non-employee directors of the Company. The Committee also administers the Company's Stock Option Plan and Employee Stock Purchase Plan.

Compensation Philosophy

        The Company's compensation policies are intended to create a direct relationship between the level of compensation paid to employees and the Company's current and long-term level of performance. The Committee believes that this relationship is best implemented by providing a compensation package of separate components, all of which are designed to enhance the Company's overall performance. The components are base salary, short-term compensation in the form of annual bonuses and long-term incentive compensation in the form of stock options.

        The base salaries, targeted bonus amounts and number of stock options established for or granted to the Company's executive officers for 2003 are based, in part, on the Committee's understanding of compensation amounts and forms paid to persons in comparable roles performing at comparable levels at other companies in the same or related industries. Such amounts however, mainly reflect the subjective discretion of the members of the Committee based on the evaluation of the Company's current and anticipated future performance and the contribution of the individual executive officers to such performance, and the contribution of the individual executive officers to the Company in areas not necessarily reflected by the Company's performance.

Base Salaries

        The base salaries for the Company's senior executive officers for 2003 remained consistent with those established for 2002. Normally these salaries would be established subjectively by the Committee based on the market environment and the Company's need to attract and retain key personnel for whom the Company must compete against larger, more established companies, however, given the Company's need to conserve cash, no salary increases were provided during 2003,with the sole exception of an increase given to Mr. Boyarski upon his promotion to the Company's CFO.

Short-Term Annual Bonuses

        Annual bonuses established for the executive officers are intended to provide an incentive for improved performance in the short term. Normally the Committee would establish target bonus levels at the beginning of the year based on predetermined goals with respect to individual, department and Company performance, however, given the Company's need to conserve cash, no bonuses were provided during 2003.

Long-Term Incentive Compensation

        The Company's long-term incentive compensation plan for its senior executive officers, administered through the Company's stock option plan, promotes ownership of the Company's Common Stock, which, in turn, provides a common interest between the shareholders of the Company and the executive officers of the Company. Options granted to executive officers under the plan have an exercise price equal to the fair market value of the shares on the date of grant, an exercise period of ten years and generally vest over four years. The number of options granted to executive officers is determined by the Committee, which is charged with administering the stock option plan. During Fiscal 2003 the Committee analyzed various equity incentive programs provided by peer group companies and determined that it was advisable to include equity alternatives other than traditional stock options within its compensation strategy. Accordingly, in November 2003, the Committee, as well as the other members of the board of directors unanimously approved a new equity compensation plan and requested that this plan be submitted for shareholder approval at the Company's next shareholder meeting. The plan as approved by the board does not authorize any incremental shares for issuance thereunder, but rather transfers the balance available for issuance under the 1996 Stock Option Plan after all issuances thereunder.

Compensation of the Chief Executive Officer

        During fiscal year 2003, Mr. Krisbergh's base salary was not increased.

        The following table sets forth information concerning compensation paid with respect to our chief executive officer and four other most highly compensated officers who were serving as such as of December 31, 2003, each of whose aggregate compensation for fiscal 2003 exceeded $100,000, for services rendered in all capacities for us and our subsidiaries.

SUMMARY COMPENSATION TABLE
FISCAL YEARS 2003, 2002 and 2001

		Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus		Securities Underlying Options (#)	All Other Compensation
Hal M. Krisbergh Chairman and Chief Executive Officer	2001 2002 2003	$ $ $	337,080 337,080 337,080	$ $	151,650 37,913 —	160,000 80,000 —	— — —
Richard Westerfer Chief Operations Officer	2001 2002 2003	$ $ $	184,500 214,616 209,192	$ $	35,467 17,145 —	161,000 49,000 200,000	— — —
Randall J. Gort Chief Legal Officer	2001 2002 2003	$ $ $	187,650 200,769 200,000	$ $	63,925 15,831 —	127,333 24,000 200,000	— — —
Joel Boyarski Chief Financial Officer	2001 2002 2003	$ $ $	170,343 188,884 195,570	$ $	28,230 13,038 —	— 75,000 200,000	— — —
James McLoughlin Vice President, Account Development and Marketing	2001 2002 2003	$ $ $	159,231 189,513 190,800	$	— 16,450 —	40,000 18,400 161,500	— — —

        We have established a bonus plan which provides for the payment of bonuses to executive officers and other employees based upon the performance of WorldGate, the performance of the business division of which the officer or employee is a member and the performance of the officer or employee. Under this plan, we generally assess the prior year's performance and make bonus payments during the first calendar quarter of each year.

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

  •
  shares of our common stock that are purchased under the Stock Purchase Plan are not transferable by the participant until at least nine months has elapsed from the acquisition of the shares;

  •
  a maximum of 750,000 shares of our common stock (plus an annual increase of 375,000 shares) may be purchased in the aggregate by participants in the Stock Purchase Plan; and

  •
  our Board of Directors has the power and authority to administer the Stock Purchase Plan and may, subject to certain limitations suspend, revise, terminate or amend the Stock Purchase Plan.

        The following table presents information regarding options granted to our named executive officers during fiscal 2003 to purchase shares of our Common Stock. In accordance with SEC rules, the table shows the hypothetical "gains" or "option spreads" that would exist for the respective options based on assumed rates of annual compound stock price of 5% and 10% from the date the options were granted over the full option term.

Options/SAR Grants in Last Fiscal Year

Individual Grants
Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year
Exercise or Base Price ($/SH)
Name					Expiration Date
						5% ($)	10% ($)
Hal M. Krisbergh	—	—		—	—	—	—
Richard Westerfer	37,000 163,000	1.8 7.7	% %	0.38 0.52	2/27/13 9/30/13	8,853 56,029	22,446 139,527
Randall J. Gort	37,000 163,000	1.8 7.7	% %	0.38 0.52	2/27/13 9/30/13	8,853 56,029	22,446 139,527
Joel Boyarski	57,000 143,000	2.7 6.8	% %	0.38 0.52	2/27/13 9/30/13	13,639 49,154	34,574 122,407
James McLoughlin	18,500 143,000	0.8 6.8	% %	0.38 0.52	2/27/13 9/30/13	4,427 49,154	11,221 122,407

        The following table shows the number of shares of common stock subject to exercisable and unexercisable stock options held by each of the named executive officers as of December 31, 2003. The table also reflects the values of such options based on the positive spread between the exercise price of such options and $1.08, which was the per share closing sales price reported on the NASDAQ Small Cap Market on December 31, 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option SAR Values

Name	Shares acquired on exercise (#)	Value Realized ($)	Number of securities underlying unexercised options/SARS at fiscal year end (#) Exercisable/Unexercisable	Value of unexercised in-the-money options/SARS at fiscal year end ($) Exercisable/Unexercisable
Hal M. Krisbergh	—	—	141,667/118,333	0/0
Richard Westerfer	—	—	131,667/278,333	0/117,180
Randall J. Gort	—	—	101,499/249,834	0/117,180
Joel Boyarski	—	—	45,553/235,185	0/119,980
James McLoughlin	—	—	24,600/195,300	0/93,030

Compensation of Directors

        We adopted a new director compensation plan commencing in 2001. Pursuant to the new director plan, non-employee directors, currently Messrs. Davidson, Jaffe, Irving, Morris and Tarshis, will receive an annual stock grant of 6,500 shares, vesting in equal amounts over four years, issued at the fair market value on the date of grant, and a stipend of $1,000 for each board or committee meeting the director attends in person. During fiscal 2003 we amended this compensation plan, effective as of January 1, 2004, increasing the annual stock grant to 10,000 shares and the per meeting stipend to $1000 for each meeting attended in person and $250 for each meeting attended telephonically. Furthermore, we added an annual stipend of $5,000 for 2004 and $10,000 for each year thereafter, as well as an initial stock grant of 30,000 shares upon becoming a non-employee director. We will continue to reimburse non-employee directors for reasonable travel expenses for attending board or committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

        The following table sets forth information as of December 31, 2003 regarding securities authorized for issuance under the Company's equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	4,122,403	$2.20	2,465,364	(1)
Equity compensation plans not approved by security holders(1)	—	—	2,465,364	(1)

(1)
In November 2003 the Company's board of directors unanimously approved a new Equity Incentive Plan, which will be subject to shareholder approval at our next annual shareholders meeting. The plan as approved by the board does not authorize any incremental shares for issuance thereunder, but rather transfers the balance available for issuance under the 1996 Stock Option Plan after all issuances thereunder.

        The following table sets forth information as of March 1, 2004 regarding beneficial ownership of our common stock by the following persons:

  —
  each person who is known to us to own beneficially more than 5% of the outstanding shares of common stock,

  —
  each director of WorldGate,

  —
  each executive officer of WorldGate named in the executive compensation table above, and

  —
  all directors and executive officers of WorldGate as a group.

        Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares, subject to applicable community property laws. Shares of common stock subject to options or warrants exercisable within 60 days of March 1, 2004 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the mailing address of the beneficial owners is 3190 Tremont Avenue, Suite 100, Trevose, Pennsylvania 19053.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Ownership
Hal M. Krisbergh(1)	5,969,230	21.8%
Randall J. Gort(2)	360,045	1.3%
Richard Westerfer(3)	189,658	*
Joel Boyarski(4)	76,674	*
James McLoughlin(5)	43,825	*
Steven C. Davidson(6)	11,625	*
Martin Jaffe(7)	11,625	*
Clarence L. Irving, Jr.(8)	25,250	*
Jeff Morris(9)	19,875	*
Lem Tarshis(10)	38,941	*

All current directors and executive officers as a group (10 persons)	6,746,548	24.7%

*
Less than 1% of the outstanding Common Stock.

(1)
Includes options to purchase 141,667 shares of common stock. Also includes 299,938 shares of common stock held by Mr. Krisbergh's spouse and 300,000 shares of common stock held by the Krisbergh Family Foundation, with Mr. Krisbergh acting as the custodian for these shares.

(2)
Includes 68,399 shares of common stock held by Mr. Gort as custodian for his four minor children and options to purchase 148,583 shares of common stock.

(3)
Includes options to purchase 189,417 shares of common stock and 241 shares of common stock held by Mr. Westerfer's minor son.

(4)
Includes 2000 shares of common stock held jointly with Mr. Boyarski's spouse and options to purchase 67,303 shares of common stock.

(5)
Includes options to purchase 43,825 shares of common stock.

(6)
Includes options to purchase 11,625 shares of common stock.

(7)
Includes options to purchase 11,625 shares of common stock.

(8)
Includes options to purchase 25,250 shares of common stock.

(9)
Includes options to purchase 19,875 shares of common stock.

(10)
Includes 200 shares of common stock held by Mr. Tarshis and 2,000 shares of common stock held by Mr. Tarshis' spouse and options to purchase 36,541 shares of common stock.

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

The material provisions of the stockholders' agreement, including the right to designate members of our board of directors, terminated upon the consummation of our initial public offering in April 1999, except for the registration rights provided in the stockholder's agreement. Our Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock converted to our common stock upon the consummation of our initial public offering.

Item 14. Principal Accountant Fees and Services

        The aggregate fees for professional services rendered to us by the firms of Grant Thornton LLP and PricewaterhouseCoopers LLP, our independent public auditors, for the fiscal years ended December 31, 2002 and 2003, are as follows (in whole dollars):

	Fiscal Year Ended
	December 31, 2002	December 31, 2003
Audit fees	$112,780	$148,100
Audit related fees	22,650	12,275
Tax fees	27,000	28,050
All other fees	0	0

Total	$162,430	$188,425

  Audit Fees

        The "audit fees" reported above were billed to us by Grant Thornton LLP and PricewaterhouseCoopers LLP for professional services rendered in connection with their audit of our consolidated financial statements and their limited reviews of our unaudited consolidated financial statements and our unaudited consolidated interim financial statements included in our quarterly reports, and for services normally provided by Grant Thornton LLP and PricewaterhouseCoopers LLP

in connection with other statutory and regulatory filings or engagements, including audit consultations and SEC comment letters.

  Audit Related Fees

        The "audit related fees" reported above were billed to us by Grant Thornton LLP and PricewaterhouseCoopers LLP for assurance and related services that were reasonably related to the performance of their audit or review of our financial statements, but which are not reported as Audit Fees. These services include accounting consultations in connection with the impact of prospective accounting pronouncements and stock based compensation matters.

  Tax Fees

        During the fiscal years reported above, Grant Thornton LLP and PricewaterhouseCoopers LLP rendered professional services to us relating to tax compliance, tax advice, or tax planning.

  All Other Fees

        During the fiscal years reported above, Grant Thornton LLP and PricewaterhouseCoopers LLP rendered no professional services to us other than for those relating to audit, audit related and tax matters.

  Audit Committee Pre-approval Policies and Procedures

        Our audit committee has adopted a policy requiring the pre-approval of all audit and permissible nonaudit services provided by our independent public auditors. Under the policy, the audit committee is to specifically pre-approve before the end of each fiscal year any recurring audit and audit related services to be provided during the following fiscal year. The audit committee also may generally pre-approve, up to a specified maximum amount, any nonrecurring audit and audit related services for the following fiscal year. All pre-approved matters must be detailed as to the particular service or category of services to be provided, whether recurring or non-recurring, and reported to the audit committee at its next scheduled meeting. Permissible nonaudit services are to be pre-approved on a case-by-case basis. The audit committee may delegate its pre-approval authority to any of its members, provided that such member reports all pre-approval decisions to the audit committee at its next scheduled meeting. Our independent public auditors and members of management are required to report periodically to the audit committee the extent of all services provided in accordance with the pre-approval policy, including the amount of fees attributable to such services.

        In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is required to disclose the approval by the Audit Committee of the Board of Directors of non-audit services to be performed by Grant Thornton LLP, the Company's independent auditors. Non-audit services are services other than those provided in connection with an audit or review of the financial statements. During the period covered by this filing, the Audit Committee approved all audit related fees, tax fees and all other fees.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(A)
Documents filed as part of this report.

1.
Financial Statements

        The following financial statements have been included as part of this report:

  2.
  Financial Statement Schedule

WORLDGATE COMMUNICATIONS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions Credited to Costs and Expenses	Balance at end of Year
	($000 Omitted)
Allowance for doubtful accounts:
Year ended December 31, 2001	1,450	1,522	(1,976)	996
Year ended December 31, 2002	996	628	(28)	1,596
Year ended December 31, 2003	1,596	651	(1,866)	381
Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2001	47,703	13,647		61,350
Year ended December 31, 2002	61,350	8,144		69,494
Year ended December 31, 2003	69,494	8,407		72,901

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Exhibit	Description
2.0	Asset Purchase Agreement dated as of August 6, 2003 between WorldGate Communications, Inc. and TVGateway, LLC.(6)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Form of Warrant issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement between the Company and the Purchasers dated as of December 4, 2003).(2)
4.2	Form of Additional Investment Right issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement between the Company and the Purchasers dated as of December 4, 2003).(2)
10.1	Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC, as amended by First Amendment to Lease Agreement dated December 7, 1998 between WorldGate and Balanced Capital LLC, as further amended by Second Amendment to Lease Agreement dated December 17, 1998 between WorldGate and Balanced Capital LLC.(2)
10.2	Manufacturing Agreement between WorldGate and Mototech Inc. dated September 9, 2003.(3)(4)
10.3	First Amended and Restated Stockholders' Agreement dated September 2, 1998 among WorldGate and the stockholders identified therein.(3) (filed as Exhibit 10.16 to the IPO Registration Statement)
10.4	Amendment to First Amended and Restated Stockholders' Agreement dated July 21, 2000 among WorldGate and the stockholders identified therein.(4) (filed as Exhibit 10.9 to the 2000 Annual Report)
10.5	Amended and Restated 1996 Stock Option Plan, as amended.(4) (filed as Exhibit 10.10 to the 2000 Annual Report)
10.6	2001 Employee Stock Purchase Plan.(4) (filed as Exhibit 10.11 to the 2000 Annual Report
10.7	Amended and Restated Securities Purchase Agreement dated as of December 4, 2003 by and between the Company and the Purchasers (as defined therein).(5)
10.8	2001 Employee Stock Purchase Plan.(4) (filed as Exhibit 10.11 to the 2000 Annual Report)
16	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated October 3, 2003 regarding change in certifying accountant.(6)
21	Subsidiaries.*
23.1	Consent of Grant Thornton LLP.*
23.2	Consent of PricewaterhouseCoopers LLP.*
24	Power of Attorney. (included in signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Hal M. Krisbergh.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Boyarski.*
32.1	Section 1350 Certifications of Hal M. Krisbergh.*
32.2	Section 1350 Certifications of Joel Boyarski.*

*
Filed herewith.

(1)
Incorporated by reference to the exhibits to the Company's Form 10-Q Report for the quarter ended March 31, 1999.

(2)
Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 (Registration No. 333-111571).

(3)
Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-71997) (the "IPO Registration Statement").

(4)
Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which has been previously granted by the Commission.

(5)
Incorporated by reference to the exhibits of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed August 17, 2001 (the "2000 Annual Report").

(6)
Incorporated by reference to Exhibit A to the Company's Proxy Statement filed on August 26, 2003.

(B)
Reports on Form 8-K

        During the fiscal quarter ended December 31, 2003, the Company filed the following Current Reports on Form 8-K:

        On October 6, 2003, a Current Report on Form 8-K was filed, reporting under items 4, 7 and 9 that on October 2, 2003, the Company had dismissed PricewaterhouseCoopers LLP ("PwC") as its independent public accountants and appointed Grant Thornton LLP as its new independent public accountants, that at the Company's annual meeting the Company's stockholders elected Hal M. Krisbergh, Steven C. Davidson, Clarence L. Irving, Jr., Martin Jaffe, Jeff Morris and Lemuel Tarshis to the Company's Board of Directors, authorized the board of directors to implement or abandon, in the board's discretion, a twenty-for-one reverse stock split of the Company's common stock (which the Company has decided not to implement the plan of recapitalization at this time), and approved the sale by the Company to TVGateway LLC, of certain assets related to the Company's interactive television business.

        On October 15, 2003, a Current Report on Form 8-K was filed, reporting under items 2 and 7 that it had completed the previously announced sale to TVGateway LLC of certain assets related to the Company's interactive television business.

        On November 12, 2003, a Current Report on Form 8-K was filed, reporting under items 7 and 12 that the Company announced its earnings for the fiscal quarter ended September 30, 2003.

        On December 2, 2003, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that Company has entered into definitive agreements with certain institutional investors (the "Investors") in connection with a private placement (the "Private Placement") of the Company's common stock raising gross proceeds to the Company of approximately $1.1 million. The closing of the Private Placement occurred on December 1, 2003, resulting in the sale by the Company of 1,375,000 shares of newly issued common stock at $0.80 per share to the Investors. The Investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock initially purchased by the Investors at $0.80 a share. The Investors also received five-year warrants to purchase up to 412,500 shares of common stock at $1.00 per share.

        On December 4, 2003, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that Company and certain institutional investors (the "Investors") had amended and restated the definitive agreements relating to the Private Placement of the Company's common stock, which closed on December 1, 2003, for the sale of additional shares of the Company's common stock, resulting in gross proceeds of an additional $500,000 to the Company The closing of this additional placement occurred on December 4, 2003, and the Company sold 625,000 shares of newly issued common stock at $0.80 per share. The Investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock purchased by the Investors in the Additional Placement at $0.80 a share. The Investors also received five-year warrants to purchase up to 187,500 shares of common stock at $1.00 per share. These securities are in addition to the securities issued by the Company to the Investors on December 1, 2003.

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

Name	Capacity	Date

/s/ HAL M. KRISBERGH Hal M. Krisbergh	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 26, 2004
/s/ JOEL BOYARSKI Joel Boyarski	Vice President and Chief Financial Officer	March 26, 2004
/s/ STEVEN C. DAVIDSON Steven C. Davidson	Director	March 26, 2004
/s/ MARTIN JAFFE Martin Jaffe	Director	March 26, 2004
/s/ CLARENCE L. IRVING, JR. Clarence L. Irving, Jr.	Director	March 26, 2004

/s/ JEFF MORRIS Jeff Morris	Director	March 26, 2004
/s/ LEMUEL TARSHIS Lemuel Tarshis	Director	March 26, 2004

Exhibit Index

Exhibit	Description
2.0	Asset Purchase Agreement dated as of August 6, 2003 between WorldGate Communications, Inc. and TVGateway, LLC.(6)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Form of Warrant issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement between the Company and the Purchasers dated as of December 4, 2003).(2)
4.2	Form of Additional Investment Right issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement between the Company and the Purchasers dated as of December 4, 2003).(2)
10.1	Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC, as amended by First Amendment to Lease Agreement dated December 7, 1998 between WorldGate and Balanced Capital LLC, as further amended by Second Amendment to Lease Agreement dated December 17, 1998 between WorldGate and Balanced Capital LLC.(2)
10.2	Manufacturing Agreement between WorldGate and Mototech Inc. dated September 9, 2003.(3)(4)
10.3	First Amended and Restated Stockholders' Agreement dated September 2, 1998 among WorldGate and the stockholders identified therein.(3) (filed as Exhibit 10.16 to the IPO Registration Statement)
10.4	Amendment to First Amended and Restated Stockholders' Agreement dated July 21, 2000 among WorldGate and the stockholders identified therein.(4) (filed as Exhibit 10.9 to the 2000 Annual Report)
10.5	Amended and Restated 1996 Stock Option Plan, as amended.(4) (filed as Exhibit 10.10 to the 2000 Annual Report)
10.6	2001 Employee Stock Purchase Plan.(4) (filed as Exhibit 10.11 to the 2000 Annual Report
10.7	Amended and Restated Securities Purchase Agreement dated as of December 4, 2003 by and between the Company and the Purchasers (as defined therein).(5)
10.8	2001 Employee Stock Purchase Plan.(4) (filed as Exhibit 10.11 to the 2000 Annual Report)
16	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated October 3, 2003 regarding change in certifying accountant.(6)
21	Subsidiaries.*
23.1	Consent of Grant Thornton LLP.*
23.2	Consent of PricewaterhouseCoopers LLP.*
24	Power of Attorney. (included in signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Hal M. Krisbergh.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Boyarski.*
32.1	Section 1350 Certifications of Hal M. Krisbergh.*
32.2	Section 1350 Certifications of Joel Boyarski.*

QuickLinks

WORLDGATE COMMUNICATIONS, INC.
PART I
  Item 1. Business
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters .
Equity Compensation Plan Information
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
FACTORS AFFECTING OUR BUSINESS CONDITION
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8.
WORLDGATE COMMUNICATIONS, INC. INDEX TO FINANCIAL STATEMENTS
Report of Independent Certified Public Accountants
Report of Independent Accountants
WORLDGATE COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
WORLDGATE COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
WORLDGATE COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DOLLARS AND SHARES IN THOUSANDS)
WORLDGATE COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS)
WORLDGATE COMMUNICATIONS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands except for share and per share amounts)
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
SUMMARY COMPENSATION TABLE FISCAL YEARS 2003, 2002 and 2001
Options/SAR Grants in Last Fiscal Year
Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option SAR Values
  Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
WORLDGATE COMMUNICATIONS, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
Power of Attorney
Exhibit Index