Form 10-Q
period 2004-03-31
WORLDGATE COMMUNICATIONS INC
filed 2004-05-14
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2004.

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

Yes ☐ No ☒

As of May 9, 2004, there were 28,475,538 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,448	$3,365
Accounts receivable, less allowance for doubtful accounts of $0 at March 31, 2004 and $381 at December 31, 2003	112	146
Prepaid and other assets	75	199
Total current assets	3,635	3,710

Property and equipment	2,613	2,605
Less: accumulated depreciation and amortization	(1,440)	(1,338)

Property and equipment, net	1,173	1,267
Deposits and other assets	3	140

Total assets	$4,811	$5,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$345	$440
Accrued expenses	705	594
Accrued compensation and benefits	199	238
Deferred rent credit, current and other	30	30
Total current liabilities	1,279	1,302

Deferred rent credit	128	135
Total liabilities	1,407	1,437

Stockholders’ equity:
Preferred Stock, $.01 par value, 13,500,000 shares authorized	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 27,771,748 shares issued and outstanding at March 31, 2004 and 25,706,843 shares issued and outstanding at December 31, 2003	283	262
Additional paid-in capital	204,908	202,466
Unearned compensation	(400)	(400)
Accumulated deficit	(201,382)	(198,643)
Less Treasury Stock, at cost - 500,000 shares as of March 31, 2004 and December 31, 2003	(5)	(5)
Total stockholders’ equity	3,404	3,680
Total liabilities and stockholders’ equity	$4,811	$5,117

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands, Except per Share Amounts)

	Three Months ended March 31
	2004	2003

Revenues from operating activities of continuing operations
Equipment product revenues earned from third parties	$0	$0
Equipment product revenues earned from related parties	0	0
Service fee revenues earned from third parties	0	0
Service fee revenues earned from related parties	0	0
Total revenues from operating activities of continuing operations	0	0
Costs and expenses from operating activities of continuing operations
Cost of equipment product revenues	0	0
Cost of service fee revenues	0	0
Engineering and development (excluding depreciation and amortization amounts of $0 and $144 for the three months ended March 31, 2004 and 2003, respectively).	800	535
Sales and marketing (excluding depreciation and amortization amounts of $0 and $17 for the three months ended March 31, 2004 and 2003, respectively).	191	86
General and administrative (excluding depreciation and amortization amounts of $102 and $84 for the three months ended March 31, 2004 and 2003, respectively).	1,674	192
Depreciation and amortization	102	0
Total costs and expenses from operating activities from continuing operations	2,767	813
Loss from operating activities of continuing operations	(2,767)	(813)
Interest and other income	7	0
Interest and other expense	(1)	0
Loss from continuing operations	(2,761)	(813)
Income (loss) from discontinued operations	23	(1,072)

Net loss	$(2,738)	$(1,885)

Net loss per common share (basic and diluted)	$(0.10)	$(0.08)
Weighted average common shares outstanding - basic and diluted	27,236,662	23,578,645

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities of continuing operations:
Net loss	$(2,761)	$(813)
Adjustments to reconcile net loss to cash used in operating activities of continuing operations
Depreciation and amortization	102	0
Non-cash stock based compensation	631	0
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	18	0
Prepaid and other assets	261	0
Accounts payable	(95)	0
Accrued expenses	111	0
Accrued compensation and benefits	(39)	0
Other	(7)	0
Net cash used in operating activities of continuing operations	(1,779)	(813)
Cash flows from investing activities of continuing operations:
Capital expenditures	(8)	0
Net cash provided by investing activities of continuing operations	(8)	0
Cash flows from financing activities of continuing operations:
Proceeds from the issuance of common stock	1,406	0
Proceeds from the exercise of stock options	105	0
Proceeds from the exercise of stock rights and warrants	320	0
Net cash provided by (used in) financing activities of continuing operations	1,831	0
Net cash contributed to continuing operations from discontinued operations	39	345
Net increase (decrease) in cash	83	(468)
Cash and cash equivalents, beginning of period	3,365	589
Cash and cash equivalents, end of period	$3,448	$121

Cash paid for interest	$0	$3
Non-cash financing activity:
Issuance of note payable to finance D&O insurance	0	560

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollar Amounts are in Thousands, Except for Shares and per Share Amounts)

(Unaudited)

1.                                       Basis of Presentation.

The unaudited financial statements of WorldGate Communications, Inc. (“WorldGate” or the “Company”) for the three months ended March 31, 2004 and March 31, 2003 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003 and the notes thereto included in the Company’s Annual Report on Form 10-K.

The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2.                                       Liquidity and Going Concern Considerations.

As of March 31, 2004 the Company had cash and cash equivalents of $3,448.  The operating cash usage from continuing operations for the three months ended March 31, 2004 was $1,779.  During the third quarter of 2003, we completed a sale of certain assets, including our ITV intellectual property rights and our membership interest in TVGateway, LLC, for $3,000 in cash to TVGateway, LLC, a company we were instrumental in forming. Our transaction with TVGateway, LLC, marked a shift in our business away from the ITV business and toward a new video phone product and associated business.  The funds we received from the sale of assets to TVGateway, LLC, as well as the funds we received as a result of private placements of our securities on December 1, 2003, December 4, 2003, January 21, 2004, and April 22, 2004, have permitted us to fund the development of our new business.

In December 2003, and January 2004, WorldGate announced investments aggregating to a total of $3,100 by certain institutional investors.  These investors purchased an aggregate of 3,000,000 shares of newly issued common stock. The investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock purchased by the investors in their investment, at the same price as their investment, and five-year warrants to purchase up to 30% of the common stock purchased by the investors in their investment, at an exercise price equal to a twenty-five percent premium to their purchase price for the investment.  The purchase price for the 2 million shares purchased in December 2003 transactions was $0.80 per share, with the warrants having a $1.00 per share exercise price.  The purchase price for the 1 million shares purchased in the January 2004 transaction was $1.50 per share, with the warrants having a $1.875 per share exercise price.  All additional invested rights associated with the December 2003 transaction were exercised during January and February of 2004, resulting in an incremental investment of $320,000.

In December 2003, WorldGate announced that it reached agreement with Mototech, Inc. for the purchase of 625,000 shares of newly issued common stock at $0.80 per share, in return for future design and engineering services by Mototech.  WorldGate previously announced in November 2003, that it had contracted with Mototech to assist the Company with the design and volume manufacture of WorldGate’s Ojo personal video phone. The purchase price for these shares will be paid by an equivalent reduction in the development and initial procurement payments that would otherwise be due to Mototech.  Mototech is an affiliate of Accton Technology Group.  They currently manufacture and distribute a full range of high performance high speed data and computer networking products, including cable set top boxes, home gateways, wireless LANs, hubs, switches, routers, and other related products.  In addition, in April 2004, Mototech invested $1 million to purchase 666,666 shares of newly issued common stock at $1.50 per share.

The Company has no outstanding debt and its assets are not pledged as collateral. The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources.  Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all. The Company has limited capacity to further reduce its workforce and scale back on capital and operational expenditures to decrease its cash usage given the measures it has already taken to reduce staff and expenses.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Therefore, the financial statements do not include any adjustments relating to the Company’s ability to operate as a going concern.  The appropriateness of using the going concern basis in the future, however, will be dependent upon the Company’s ability to address its liquidity needs as described above.  There is no assurance that the Company will be able to address its liquidity needs through the measures described above on acceptable terms and conditions, or at all, and accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  The independent auditors’ report for the year ended December 31, 2003 includes an explanatory paragraph stating that because the Company has suffered recurring losses from operations and has a net accumulated deficiency of $198 million, those issues raise substantial doubt about the Company’s ability to continue as a going concern.

3.                                       Recent Accounting Pronouncement.

On January 1, 2003. WorldGate adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have any impact on WorldGate’s financial position or results of operations.

On January 1, 2003, WorldGate adopted Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others, which requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation that it assumes under the guarantee. Guarantors are also required to meet expanded disclosure obligations. The adoption of Interpretation No. 45 did not have a material impact on WorldGate’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 is not expected to have a material impact on WorldGate’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on WorldGate’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within the scope as a liability (or asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to certain mandatorily redeemable non-controlling interests in consolidated limited-life subsidiaries. WorldGate does not have any interest in limited-life entities as of December 31, 2003. The adoption of the effective provisions of SFAS No. 150 did not have an impact on WorldGate’s results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employer’s Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans; however it does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003.

4.                                       Inventories.

Inventories are summarized as follows:

	March 31, 2004	December 31, 2003

Raw material	$1,622	$1,622
Work in progress	—	—
Finished goods	—	—
Inventory held by customers and vendors	—	—
Total inventory	1,622	1,622
Inventory reserve	(1,622)	(1,622)
Net inventory	$—	$—

5.                                       Stock-Based Compensation.

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

	For the Three Month Period Ended March 31,
	2004	2003

Net loss:
As reported	$(2,738)	$(1,885)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects of $0	0	40
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(2,249)	(1,420)
Pro forma net loss	(4,987)	(3,265)
Net Loss per share:
Basic and diluted – as reported	(0.10)	(0.08)
Basic and diluted - pro forma	(0.18)	(0.14)

Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

6.               Related Party Transactions.

In 1997, the Company entered into agreements with certain cable operators who are investors.  Revenues recognized from such investors were approximately $0 and $57, for the three months ended March 31, 2004 and March 31, 2003, respectively. Accounts receivable from such investors amounted to approximately $0 at March 31, 2004 and $2 at December 31, 2003.

The Company has agreements with some investors for the investors to provide engineering and development support. As a result of those agreements, the Company has expensed approximately $0 and $391, respectively, for the three months ended March 31, 2004 and March 31, 2003, respectively. Accounts payable to these stockholders amounted to $316 and $170 at March 31, 2004 and December 31, 2003, respectively. Some of these stockholders were suppliers of technology and components for the Company’s discontinued ITV products and services. These agreements provided for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company’s engineering efforts. These agreements did not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company.

In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. Included in deposits and other assets at March 31, 2004 and 2003 is $0 and $750, respectively, related to this lease. The Company has not paid its rent on its current facility since May 2003. As a result, its landlord, 3190 T General, Inc. in September 2003, filed an action in the Court of Common Pleas, Bucks County Pennsylvania to perfect its interest to take possession of the Company’s facility at any time, and to establish damages for past rent and expenses. Although a judgment has been granted allowing the Company’s landlord to regain possession of the facility, the Company remains in the facility and is in the process of negotiating a settlement of it lease obligation with the landlord in an effort to reduce the Company’s outstanding liability and secure the continued right to occupy the facility with a reduced ongoing lease obligation, although there can be no assurance that a settlement can be obtained. In lieu of monthly rent payments of $104 (offset by monthly sublease payments by TVGateway of $19 during the period February 1, 2003 through January 31, 2004), the Company’s landlord has drawn down from its security deposit to satisfy the unpaid rent of $911 as of March 31, 2004. As of March 31, 2004, the amount of the deposit remaining after deduction for the unpaid rent is $0.  The Company has continued to accrue the full rent expense through March 31, 2004.

7.               TVGateway Joint Venture and related Cable Operator Agreements.

On July 24, 2000, the Company formed a separate joint venture, TVGateway, LLC, with four cable operators.  As part of this venture WorldGate entered into a management agreement with TVGateway to provide engineering, operations and administrative support services. In addition to providing for the terms and conditions under which such services were to be provided, the management agreement provided for WorldGate and TVGateway to cooperate to transition to TVGateway some or all of the support services being provided by WorldGate and/or the employees providing these services. In addition, this provision required WorldGate to remain available to provide support services until July 24, 2005. During 2002 WorldGate and TVGateway agreed to commence the transition of services pursuant to this provision. In addition, the parties agreed that the management agreement would be of no further force and effect with respect to the services that are transferred as of the date of completion of the specific transfers. The companies completed this transition in the first quarter 2003, and accordingly, WorldGate has now been relieved of any continuing obligation to provide such transitioned services.  Further, WorldGate will no longer receive future revenues from the management agreement with TVGateway.

Revenues for such services, which are included in service fee revenue, totaled $0, and $732, respectively for the three months ended March 31, 2004 and 2003. In addition, product sales to TVGateway totaled $0 and $1,079 for the three months ended March 31, 2004 and 2003. Accounts Receivable from TVGateway amounted to

$0 at March 31, 2004 and $0 at December 31, 2003. WorldGate was accounting for its 18% investment in the TVGateway joint venture, which was previously reduced to a carrying value of $0 due to prior losses, under the equity method.

On September 30, 2003 the Company announced that it had sold to TVGateway, LLC certain ITV intellectual property rights and certain software and equipment related to the ITV business, which TVGateway was currently using, for $2,400.  In addition, on August 7, 2003, WorldGate and TVGateway entered into a redemption agreement pursuant to which TVGateway redeemed WorldGate’s equity interest in TVGateway for $600 thousand in cash.  The purchase price for these assets in the aggregate was $3,000 and was used by the Company to fund continuing operations, as well as to develop and distribute its new Ojo video telephony product. As part of this transaction WorldGate retained a royalty-free license to certain of the transferred intellectual property rights and software. At this time the Company does not plan to continue to support this interactive television (ITV) business.

In connection with the Asset Purchase Agreement we entered into with TVGateway for the sale of certain ITV Business assets, we have an obligation to indemnify TVGateway for any losses from breaches of our representations or warranties in the Asset Purchase Agreement that occur within twelve months after the closing date of the TVGateway transaction or within the applicable statute of limitations period for claims relating to our ownership of our assets, payment of our taxes, and our compliance with applicable laws, if longer. Our indemnification obligations are limited by an overall cap of $500 on the amount of the indemnification. Although we know of no breaches of our representations or warranties, the payment of any such indemnification obligations would adversely impact our cash resources and our ability to pursue our video phone business.

8.               Net Loss per Share.

Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive.  Potential common shares comprise shares of common stock issuable upon the exercise of stock options and warrants.  The number of potential common shares which would have been assumed to be converted in the periods ended March 31, 2004 and 2003 and have a dilutive effect if the Company had income from continuing operations, or if the options’ exercise price was less than the average market price of the common shares, is 8,065,111 and 6,500,833, respectively.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollar Amounts are in Thousands, Except per Share Amounts)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS.

We may from time to time make written or oral forward-looking statements, including those contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “estimate,” “project,” “believe,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors, which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate.  The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty or inability to raise additional financing on terms acceptable to us, (2) difficulty in developing and implementing marketing and business plans, (3) continued losses, (4) industry competition factors and other uncertainty that a market for our products will develop, (5) challenges associated with broadband operators (including, uncertainty that they will offer our products, inability to predict the manner in which they will market and price our products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our products), (6) departure of one or more key persons,  (7) delisting of our Common Stock from the NASDAQ Small Cap Market, (8) changes in regulatory requirements, and (9) other risks identified in our filings with the Securities and Exchange Commission.  We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive.  We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.

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

Discontinued Operations

During the first quarter of 2004 the Company transitioned from the business of developing and selling interactive television, or ITV, technology, products and services for use in conjunction with cable TV broadband networks (the “ITV business”) to the development of our video phone products as our primary business focus. During the three months ended March 31, 2004 the Company had revenues from discontinued operations of $82, compared to revenues of $2,165 for the three months ended March 31, 2003.  This reduction of $2, 083 reflects service revenues of $0 and $978 for the three months ended March 31, 2004 and 2003, respectively, and equipment revenues of $82 and $1,187 for the three months ended March 31, 2004 and 2003, respectively. Concurrently, operating expenses, consisting of Research and Development, Marketing and General and Administration costs were also reduced as a result of the transition from the ITV business.  These expenses were $16 for the three months ended March 31, 2004, compared to $2,619 for the three months ended March 31, 2003.

The information in our quarter to quarter comparisons below represents only our results from continuing operations.

Three Months Ended March 31, 2004 and March 31, 2003

Revenues.

Revenues.  There were no revenues from continuing operations during the three months ended March 31, 2004 and March 31, 2003. Expectation is that revenues from video phones will not be realized until, at the earliest, the third quarter of 2004.

Costs and Expenses.

Cost of Revenues.  There were no costs of revenues from continuing operations during the three months ended March 31, 2004 and March 31, 2003. Expectation is that costs of revenues from video phones will not be incurred until, at the earliest, the third quarter of 2004.

Engineering and Development.  Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of the Company’s video phone product.  Engineering and development costs were $800 for the three months ended March 31, 2004, compared with $535 for the three months ended March 31, 2003.  This increase of $264, or 49%, reflects the Company’s increased concentration of its engineering staff, and related costs, for the further and continuing development of its video phone product.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation, attendance at conferences and trade shows, travel costs, promotions and other marketing programs related to the introduction of the Company’s video phone product.  Sales and marketing costs were $191 for the three months ended March 31, 2004, compared with $86 for the three months ended March 31, 2003.  This increase of $105, or 122%, reflects the increased effort of staff, and related marketing and promotional expenditures, for the Company’s video phone product.

General and Administrative.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees.  General and administrative expenses were $1,674 for the three months ended March 31, 2004, compared with $192 for the three months ended March 31, 2003.  This increase of $1,482, or 772%, is primarily attributable to the Company’s transition of nearly all, or 99%, of its administrative management compensation, facility, legal, finance and professional consulting fees toward the further development of the video phone business, and a onetime non cash charge of $631 reflecting a Black Scholes estimate of the value of the warrants issued as part of the private placement of the Company’s stock to certain institutional investors in January 2004.  For the three months ended March 31, 2003, video phone related costs were 20% of total General and Administrative expenses of $962.

Interest and Other Income and Interest Expense.  Interest and other income and interest expense consist of interest earned on cash and cash equivalents, and interest expense on short-term debt.  Interest and other income decreased from $27 for the three months ended March 31, 2003 to $7 for the three months ended March 31, 2004, primarily due to declining interest rates.  During the three months ended March 31, 2003, the Company earned interest on average cash balances of approximately $3,712 and incurred interest expense related to its insurance financing.  In comparison, during the three months ended March 31, 2004 the Company earned interest on average cash balances of approximately $3,878 and incurred interest expense related to its insurance financing.

Income Taxes.  The Company has incurred net operating losses since inception and accordingly had no income taxes and has not recorded any income tax benefit for those losses.

Liquidity and Capital Resources.

As of March 31, 2004, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, are of high quality investment grade and have maturities of less than one year.

At March 31, 2004, we had cash and cash equivalents of $3,448 (and no short-term investments) as compared to cash and equivalents of $3,365 (and no short-term investments) at December 31, 2003.  Net cash used in continuing operations was $1,779 for the three months ended March 31, 2004, as compared to $813 used for the same period in 2003.  This increase in net cash used for continuing operations was primarily attributable to the Company’s increase in expenditures related to the video phone business.  The Company recorded bad debt expense in the amount of $16 from discontinued operations during the three months ended March 31, 2004 to reflect its current assessment of the collectability of certain receivables.

Cash provided by investing activities from continuing operations during the three months ended March 31, 2004, totaled $1,831 compared to $0 provided during the same period in 2003.  During the three months ended March 31, 2004 net proceeds from our maturing short-term investments were $0 compared to $746 for the three months ended March 31, 2003.  Capital expenditures were $6 and $0 for the three months ended March 31, 2004 and 2003, respectively.

Operations and Liquidity.

To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999.  As of March 31, 2004 the Company had cash, and cash equivalents of $3,448.  The operating cash usage from continuing operations for the three months ended March 31, 2004 was $1,779.  As of March 31, 2004 we have no outstanding debt and our assets are not pledged as collateral.  However, we have not paid our monthly rent of $104 (offset by monthly sublease payments by TVGateway of $19 during the period February 1, 2003 through January 31, 2004) on our current facility since May 2003.  As a result, our landlord, a non-employee investor, has perfected its interest to take possession of our facility at any time and has drawn down from our rent deposit to satisfy the unpaid rent of $911 as of March 31, 2004.  As of March 31,

2004 the amount of the deposit remaining is $0 after deduction for the unpaid rent.  The Company has continued to accrue the full rent expense through March 31, 2004.  We continue to negotiate with our landlord to resolve this matter.  We also continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources.  Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities.  There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.  The Company has limited capacity to further reduce its workforce and scale back on capital and operational expenditures to decrease cash burn given the measures it has already taken to reduce staff and expenses.

With the private placement of the Company’s common stock, together with additional rights and warrants, resulting in the aggregate gross proceeds received of $1.5 million in January 2004, and the private placement of the Company’s common stock in April 2004 providing proceeds of $1,000, the Company projects it will have sufficient funding to continue operations into the fourth quarter of 2004, assuming no additional funding is received.  To this end, we have been discussing, and continue to discuss, possible financing transactions with several parties.  No assurances can be given that a transaction can be consummated prior to the depletion of our available cash.  We however remain hopeful that sufficient funding can be obtained to continue the Company’s operations.  The independent auditors’ report for the year ended December 31, 2003 included an explanatory paragraph stating that because the Company has suffered recurring losses from operations and has a net accumulated deficiency of $199 million, those issues raise substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio.  We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

As of March 31, 2004, the Company’s cash and cash equivalents were $3,448, most of which were securities having a maturity of less than one year, and it had no short-term investments.  Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended March 31, 2004 would have decreased by approximately $18. This estimate assumes that the decrease occurred on the first day of 2004 and reduced the yield of each investment instrument by 100 basis points.  The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

Foreign Currency Exchange Risk.  Although we transact business in various foreign countries, the principal portion of our business is in the United States and substantially all of our revenues and costs to date have been denominated in U.S. dollars.  As a result, adverse movements in foreign currency exchange rates would not have a material adverse effect on us.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this Form 10-Q, the Company’s principal executive and principal financial officers, including its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

(Dollar Amounts are in Thousands, Except per Share Amounts)

ITEM 1.  LEGAL PROCEEDINGS.

We have not paid our rent on our current facility since May 2003.  As a result, our landlord, 3190 T General, Inc. has filed an action in the Court of Common Pleas, Bucks County Pennsylvania to perfect its interest to take possession of our facility at any time, and to establish damages for past rent and expenses.  Although a judgment has been granted allowing our landlord to regain possession of the facility, we remain in the facility and in the process of negotiating a settlement of our lease obligation with the landlord in an effort to reduce our outstanding liability and secure the continued right to occupy the facility with a reduced ongoing lease obligation, although there can be no assurance that a settlement can be obtained.  In lieu of rent payments our landlord has been drawing down from our security deposit to satisfy the unpaid rent.  As of February 2004, the security deposit has been fully utilized.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 21, 2004, we completed a private placement to certain institutional investors of 1,000,000 shares of our common stock at a sale price of $1.50 per share, five-year warrants to purchase up to 300,000 shares of our common stock at an exercise price of $1.875 per share, and additional investment rights to purchase, for a limited period of time, up to 200,000 shares of our common stock at an exercise price of $1.50 per share. In addition, we agreed to issue warrants to purchase up to an additional 10,000 shares of our common stock at an exercise price of $1.875 per share upon the exercise of the additional investment rights.

The private placement resulted in gross proceeds to the Company of approximately $1,500,000. Ashenden Finance acted as the Company’s placement agent with respect to the Private Placement and received a fee equal to 3% of the gross proceeds. In addition, Janney Montgomery Scott LLC received a fee equal to 1% of the gross proceeds from the Private Placement in connection with its engagement by the Company.

The common shares, warrants, and additional investment rights were issued in reliance upon the exemption from the registration requirements of the Securities Act afforded to transactions not involving a public offering by Section 4(2) of that Act and Rule 506 thereunder.

The resale of the securities issued in the private placement was registered on Form SB-2 (Registration No. 333-114143). This registration statement covers the re-sale of the common stock issued in connection with the January private placement, as well as the re-sale of any remaining securities issued in connection with our December 2004 private placements, and the common stock issuable upon exercise of the warrants, additional investment rights, and additional investment right warrants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Relationship with Motorola, Inc.

On April 28, 2004, we entered into a Development and Distribution Agreement with General Instrument Corporation d/b/a the Broadband Communication Sector of Motorola, Inc., or Motorola, pursuant to which Motorola has agreed to distribute our Ojo video phone on a worldwide basis. The agreement provides for WorldGate to become the exclusive supplier of broadband video phones to Motorola, and Motorola to become the exclusive supplier of our Ojo video phone products. This mutually exclusive relationship would also be subject to certain time restrictions, and could be extended or terminated under certain circumstances specified in the agreement. Pursuant to the Development and Distribution Agreement, Motorola will advance $1,000,000 to us as a credit against product purchases in various installments based upon the achievement of certain milestones relating to the product.

As part of the Development and Distribution Agreement with Motorola, we issued a warrant to Motorola to purchase 300,000 shares of our common stock at an exercise price of $1.4375 per share, and we agreed to issue additional warrants to purchase up to an additional 1,950,000 shares of our common stock, upon the achievement of certain product and sales milestones, at an exercise price based upon the average closing sales price of our common stock during the 20 day period preceding the issuance of each warrant. We also granted Motorola a license to use our intellectual property rights relating to the Ojo video phone solely in connection with their distribution of the Ojo video phone under the Agreement.

Private Placement to Mototech, inc.

On April 23, 2004, we announced that we had completed a private placement of 666,666 shares of our common stock to Mototech, Inc., at a sale price of $1.50 per share, resulting in proceeds to the Company of $1 million.  WorldGate previously announced in November 2003 that it had contracted with Mototech Inc. to assist the Company with the design and volume manufacture of WorldGate’s Ojo personal video phone.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

The following is a list of exhibits filed as part of this report on Form 10-Q.  Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except in those situations where the exhibit number was the same as set forth below.

Exhibit	Description

2.1	Asset Purchase Agreement dated as of August 6, 2003 between the Company and TVGateway, LLC (1)
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Warrant issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement between the Company and the Purchasers dated as of December 4, 2003) (3)
4.2

Form of Additional Investment Right issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement between the Company and the Purchasers dated as of December 4, 2003) (3)

4.3

Form of Warrant dated as of January 21, 2004 issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 21, 2004) (4) (filed as Exhibit 4.1 to the January 8-K)

4.4

Form of Additional Investment Right dated as of January 21, 2004 issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of January 21, 2004 between the Company and the Purchasers) (4) (filed as Exhibit 4.2 to the January 8-K)

10.1

Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC, as amended by First Amendment to Lease Agreement dated December 7, 1998 between WorldGate and Balanced Capital LLC, as further amended by Second Amendment to Lease Agreement dated December 17, 1998 between WorldGate and Balanced Capital LLC (5)

10.2	Manufacturing Agreement between WorldGate and Mototech Inc. dated September 9, 2003 (6)
10.3	First Amended and Restated Stockholders’ Agreement dated September 2, 1998 among WorldGate and the stockholders identified therein (5) (filed as Exhibit 10.16 to the IPO Registration Statement)
10.4	Amendment to First Amended and Restated Stockholders’ Agreement dated July 21, 2000 among WorldGate and the stockholders identified therein (7) (filed as Exhibit 10.9 to the 2000 Annual Report)
10.5	Amended and Restated 1996 Stock Option Plan, as amended (7) (filed as Exhibit 10.10 to the 2000 Annual Report)
10.6	2001 Employee Stock Purchase Plan (7) (filed as Exhibit 10.11 to the 2000 Annual Report)
10.7	Amended and Restated Securities Purchase Agreement dated as of December 4, 2003 by and between the Company and the Purchasers (as defined therein) (8) (filed as Exhibit 99.1 to the December 8-K)
10.8	Securities Purchase Agreement dated as of January 21, 2004 by and between the Company and the Purchasers (as defined therein) (4) (filed as Exhibit 99.1 to the January 8-K)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*                                         Filed herewith.

(1)                                  Incorporated by reference to the exhibits to Exhibit A to the Company’s Proxy Statement dated August 26, 2003.

(2)                                  Incorporated by reference to the exhibits to the Company’s Form 10-Q Report for the quarter ended March 31, 1999.

(3)                                  Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated December 2, 2003.

(4)                                  Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 21, 2004 (the “January 8-K”).

(5)                                  Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-71997) (the “IPO Registration Statement”).

(6)                                  Incorporated by reference to the exhibits to the Company’s Registration Statement on Form SB-2 (Registration No. 333-111571) (the “SB-2”).

(7)                                  Incorporated by reference to the exhibits of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed August 17, 2001 (the “2000 Annual Report”).

(8)                                  Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated December 4, 2003 (the “December 8-K”).

(b)                                 Reports on Form 8-K.

During the fiscal quarter ended March 31, 2004, the Company filed the following Current Reports on Form 8-K:

On March 15, 2004, a Current Report on Form 8-K was filed, reporting under items 7 and 12 that the Company announced its earnings for the fiscal year ended December 31, 2003.

On January 21, 2004, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company had entered into definitive agreements with certain institutional investors in connection with a private placement of the Company’s common stock raising gross proceeds to the Company of approximately $1.5 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Date:	May 14, 2004	/s/ Hal M. Krisbergh
Hal M. Krisbergh
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2004	/s/ Joel Boyarski
Joel Boyarski
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)