Form 10-Q
period 2004-06-30
WORLDGATE COMMUNICATIONS INC
filed 2004-08-16
CIK 1030058

DRAFT 08/13/04

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2004.

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

Yes ☐ No ☒

As of August 6, 2004, there were 28,225,590 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS

Current assets:

Cash and cash equivalents	$10,306	$3,365
Accounts receivable, less allowance for doubtful accounts of $0 at June 30, 2004 and $381 at December 31, 2003	102	146
Prepaid and other assets	348	199
Total current assets	10,756	3,710

Property and equipment	2,635	2,605
Less: accumulated depreciation and amortization	(1,541)	(1,338)

Property and equipment, net	1,094	1,267
Deposits and other assets	0	140

Total assets	$11,850	$5,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$146	$440
Accrued expenses	1,072	594
Accrued compensation and benefits	278	238
Dividend payable on Preferred Stock	7	0
Detachable warrants	1,390	0
Notes payable	256	0
Conversion option on Preferred Stock	1,840	0
Beneficial conversion option on Preferred Stock	1,714	0
Deferred revenues	300	0
Deferred rent credit	150	30
Total current liabilities	7,153	1,302

Deferred rent credit	0	135
Total liabilities	$7,153	$1,437

Redeemable Preferred Stock	$2,187	$0

Stockholders’ equity:

Preferred Stock, $.01 par value, 13,500,000 shares authorized	$0	$0
Redeemable Preferred Stock, $.01 par value, shares authorized, 7,550 shares issued and outstanding at June 30, 2004, and 0 outstanding at December 31, 2003	0	0
Common stock, $.01 par value, 50,000,000 shares authorized, 28,225,590 shares issued and outstanding at June 30, 2004 and 25,706,843 shares issued and outstanding at December 31, 2003	282	262
Additional paid-in capital	206,329	202,466
Unearned compensation	(400)	(400)
Accumulated deficit	(203,701)	(198,643)
Less Treasury Stock, at cost – 500,000 shares as of December 31, 2003	0	(5)
Total stockholders’ equity	2,510	3,680
Total liabilities and stockholders’ equity	$11,850	$5,117

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands, Except per Share Amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003

Revenues from operating activities of continuing operations	$0	$0	$0	$0
Engineering and development (excluding depreciation and amortization amounts of $102 and $76 for the three months ended June 30, 2004 and 2003, respectively, and $204 and $220 for the six months ended June 30, 2004 and 2003, respectively).	799	727	1,599	1,263
Sales and marketing (excluding depreciation and amortization amounts of $0 and $24 for the three months ended June 30, 2004 and 2003, respectively, and $0 and $50 for the six months ended June 30, 2004 and 2003, respectively).	408	139	599	225
General and administrative (excluding depreciation and amortization amounts of $0 and $83 for the three months ended June 30, 2004 and 2003, respectively, and $0 and $167 for the six months ended June 30, 2004 and 2003, respectively).	1,012	506	2,685	697
Depreciation and amortization	102	0	204	0
Total costs and expenses from operating activities from continuing operations	2,321	1,372	5,087	2,185
Loss from operating activities of continuing operations	(2,321)	(1,372)	(5,087)	(2,185)
Interest and other income	13	0	20	0
Interest and other expense	(2)	0	(3)	0
Loss from continuing operations	(2,310)	(1,372)	(5,070)	(2,185)
Income (loss) from discontinued operations	7	(1,627)	29	(2,699)

Net loss	(2,303)	(2,999)	(5,041)	(4,884)
Dividend attributable to preferred shareholders	(16)	0	(16)	0
Net loss applicable to common shareholders	$(2,319)	$(2,999)	$(5,057)	$(4,884)

Net loss per common share (basic and diluted)	$(0.08)	$(0.13)	$(0.18)	$(0.21)
Weighted average common shares outstanding - basic and diluted	27,898,268	23,579,861	27,380,133	23,579,256

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities of continuing operations:
Net loss	$(5,070)	$(2,185)
Adjustments to reconcile net loss to cash used in operating activities of continuing operations
Depreciation and amortization	204	0
Financing costs – beneficial conversion interest	11	0
Non-cash stock based compensation	631	0
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	28	0
Prepaid and other assets	247	0
Accounts payable	(294)	357
Accrued expenses	477	359
Accrued compensation and benefits	40	521
Other	285	0
Net cash used in operating activities of continuing operations	(3,441)	(948)
Cash flows from investing activities of continuing operations:
Capital expenditures	(30)	0
Net cash provided by investing activities of continuing operations	(30)	0
Cash flows from financing activities of continuing operations:
Proceeds from the issuance of common stock	2,509	0
Proceeds from the issuance of redeemable preferred stock	7,111	0
Proceeds from the exercise of stock options	126	0
Proceeds from the exercise of stock rights and warrants	620	0
Net cash provided by financing activities of continuing operations	10,366	0
Net cash contributed to continuing operations from discontinued operations	46	1,122
Net increase (decrease) in cash	6,941	174
Cash and cash equivalents, beginning of period	3,365	589
Cash and cash equivalents, end of period	$10,306	$763

Cash paid for interest	$2	$9
Non-cash financing activity:
Issuance of note payable to finance D&O insurance	256	560

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollar Amounts are in Thousands, Except for per Share and Share Amounts)

(Unaudited)

1.                                       Basis of Presentation.

The unaudited financial statements of WorldGate Communications, Inc. (“WorldGate” or the “Company”) for the three and six months ended June 30, 2004 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003 and the notes thereto included in the Company’s Annual Report on Form 10-K.

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

2.                                       Liquidity and Going Concern Considerations.

As of June 30, 2004 the Company had cash and cash equivalents of $10,306. The operating cash usage from continuing operations for the three and six months ended June 30, 2004 was $1,662 and $3,441, respectively.  During the third quarter of 2003, we completed a sale of certain assets, including our ITV intellectual property rights and our membership interest in TVGateway, LLC, for $3,000 in cash to TVGateway, LLC, a company we were instrumental in forming. Our transaction with TVGateway, LLC, marked a shift in our business away from the ITV business and toward a new video phone product and associated business.  The funds we received from the sale of assets to TVGateway, LLC, as well as the funds we received as a result of private placements of our securities on December 1, 2003, December 4, 2003, January 21, 2004, April 22, 2004, and June 23, 2004, have permitted us to fund the development of our new business.

In December 2003 and January 2004, WorldGate received investments aggregating to a total of $3,100 by certain institutional investors.  These investors purchased an aggregate of 3,000,000 shares of newly issued common stock. The investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock purchased by the investors in their investment, at the same price as their investment, and five-year warrants to purchase up to 30% of the common stock purchased by the investors in their investment, at an exercise price equal to a twenty-five percent premium to their purchase price for the investment.  The purchase price for the 2 million shares purchased in December 2003 transactions was $0.80 per share, with the warrants having a $1.00 per share exercise price.  The purchase price for the 1 million shares purchased in the January 2004 transaction was $1.50 per share, with the warrants having a $1.875 per share exercise price.  All additional investment rights associated with the December 2003 transaction were exercised during January and February of 2004, resulting in an incremental investment of $320.  All additional investment rights associated with the January 2004 transaction were exercised in May 2004, resulting in an incremental investment of $300.

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

In June 2004, WorldGate completed a private placement of 7,550 shares of its Series A Preferred Stock at a stated value of $1000 per share, which preferred stock is convertible into the Company’s common stock at a conversion price of $2.35 per share; five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share; and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share.

The Company has $7,153 of liabilities and its assets are not pledged as collateral as of June 30, 2004. The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources.  Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all. The Company has limited capacity to further reduce its workforce and scale back on capital and operational expenditures to decrease its cash usage given the measures it has already taken to reduce staff and expenses.

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

3.                                       Recent Accounting Pronouncement.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 did not have a material impact on WorldGate’s results of operations or financial position.

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

4.                                       Inventories.

Inventories are summarized as follows:

	June 30, 2004	December 31, 2003

Raw material	$1,622	$1,622
Work in progress	—	—
Finished goods	—	—
Inventory held by customers and vendors	—	—
Total inventory	1,622	1,622
Inventory reserve	(1,622)	(1,622)
Net inventory	$—	$—

5.                                       Stock-Based Compensation.

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

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

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2004	2003	2004	2003

Net loss:
As reported	$(2,319)	$(2,999)	$(5,041)	$(4,884)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects of $0	0	0	631	40
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(520)	(1,350)	(1,083)	(2,770)
Pro forma net loss	$(2,839)	$(4,349)	$(5,493)	$(7,614)

Net Loss per share:
Basic and diluted – as reported	$(0.08)	$(0.13)	$(0.18)	$(0.21)
Basic and diluted - pro forma	$(0.10)	$(0.18)	$(0.20)	$(0.32)

Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

6.          Related Party Transactions.

In 1997, the Company entered into agreements with certain cable operators who are investors.  Revenues recognized from such investors were approximately $0 and $65, respectively, for the three months ended June 30, 2004 and 2003, and approximately $0 and $136, respectively, for the six months ended June 30, 2004 and 2003. Accounts receivable from such investors amounted to approximately $0 at June 30, 2004 and $2 at December 31, 2003.

The Company has agreements with some investors to provide engineering and development support. As a result of those agreements, the Company has expensed approximately $0 and $165, respectively, for the three months ended June 30, 2004 and 2003, and approximately $0 and $556, respectively, for the six months ended June 30, 2004 and 2003. Accounts payable to these stockholders amounted to $528 and $170 at June 30, 2004 and December 31, 2003, respectively. Some of these stockholders were suppliers of technology and components for the Company’s discontinued ITV products and services. These agreements provided for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company’s engineering efforts. These agreements did not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company.

In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. Included in deposits and other assets at June 30, 2004 and 2003 is $0 and $750, respectively, related to this lease. We have not paid our rent on our current facility since May 2003. As a result, our landlord, 3190 T General, Inc. in September 2003, filed an action in the Court of Common Pleas, Bucks County Pennsylvania to perfect its interest to take possession of our facility at any time, and to establish damages for past rent and expenses. In lieu of rent payments our landlord has drawn from our security deposit to satisfy the unpaid rent and such deposit has now been fully depleted. A judgment was also granted allowing our landlord to regain possession of the facility, although we remain in the facility, albeit in substantially reduced space. During this process we attempted to negotiate a settlement of our lease obligation with the landlord in an effort to reduce our outstanding liability and secure the continued right to occupy the facility with a reduced ongoing lease obligation. We also worked with the landlord to secure other tenants for the unused space. However, we were informed by the landlord that this process was complicated by the requirement for the landlord’s mortgage holder to approve any such amendments to our lease as well as any arrangements with other prospective tenants. The landlord was not able to obtain such approvals from the mortgage holder and ultimately the landlord and the landlord’s mortgage holder reached an agreement for the landlord’s mortgage holder to become a successor to the landlord’s interest in the property. We have already commenced negotiations directly with the mortgage holder’s representatives to secure the continued right to occupy the facility with a reduced ongoing lease obligation, and are currently awaiting a proposal from the mortgage holder, although there can be no assurance that an agreement can be reached with the mortgage holder. Concurrently we are exploring other facility opportunities in the event an agreement cannot be reached. In lieu of monthly rent payments of $104 (offset by monthly sublease payments by TVGateway of $19 during the period February 1, 2003 through January 31, 2004), the Company’s landlord has drawn down from its security deposit to satisfy $750 of the unpaid rent of $1,223 as of June 30, 2004. As of June 30, 2004, the amount of the deposit remaining after deduction for the unpaid rent is $0.  The Company has continued to accrue the full rent expense through June 30, 2004.

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

Revenues for such services, which are included in service fee revenue, totaled $0, and $732, respectively for the three months ended June 30, 2004 and 2003, and $0 and $788, respectively, for the six months ended June 30, 2004 and 2003. In addition, product sales to TVGateway totaled $0 and $0 for the three months ended June 30, 2004 and 2003, respectively, and $0 and $1,079, respectively, for the six months ended June 30, 2004 and 2003. Accounts Receivable from TVGateway amounted to $0 at June 30, 2004 and $0 at December 31, 2003. WorldGate was accounting for its 18% investment in the TVGateway joint venture, which was previously reduced to a carrying value of $0 due to prior losses, under the equity method.

On September 30, 2003 the Company announced that it had sold to TVGateway, LLC certain ITV intellectual property rights and certain software and equipment related to the ITV business, which TVGateway was currently using, for $2,400.  In addition, on August 7, 2003, WorldGate and TVGateway entered into a redemption agreement pursuant to which TVGateway redeemed WorldGate’s equity interest in TVGateway for $600 in cash.  The purchase price for these assets in the aggregate was $3,000 and was used by the Company to fund continuing operations, as well as to develop and distribute its new Ojo video telephony product. As part of this transaction WorldGate retained a royalty-free license to certain of the transferred intellectual property rights and software. At this time the Company has completely exited from the interactive television (ITV) business.

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

8.               Net Loss per Share.

Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive.  Potential common shares comprise shares of common stock issuable upon the exercise of stock options and warrants.  The number of potential common shares which would have been assumed to be converted in the periods ended June 30, 2004 and 2003 and have a dilutive effect if the Company had income from continuing operations, or if the options’ exercise price was less than the average market price of the common shares, is 12,968,818 and 5,932,513, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollar Amounts are in Thousands, Except per Share Amounts)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS.

The Company may from time to time make written or oral forward-looking statements, including those contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “estimate,” “project,” “believe,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors, which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate.  The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty or inability to raise additional financing on terms acceptable to us, (2) difficulty in developing and implementing marketing and business plans, (3) continued losses, (4) industry competition factors and other uncertainty that a market for our products will develop, (5) challenges associated with broadband operators (including, uncertainty that they will offer our products, inability to predict the manner in which they will market and price our products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our products), (6) departure of one or more key persons,  (7) delisting of our Common Stock from the NASDAQ Small Cap Market, (8) changes in regulatory requirements, and (9) other risks identified in our filings with the Securities and Exchange Commission.  We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive.  We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.

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

Discontinued Operations

During the first quarter of 2004 the Company transitioned from the business of developing and selling interactive television, or ITV, technology, products and services for use in conjunction with cable TV broadband networks (the “ITV business”) to the development of our video phone products as our primary business focus. During the three months ended June 30, 2004 the Company had revenues from discontinued operations of $7, compared to revenues of $391 for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, respectively, revenues were $89 and $2,556 respectively. This reduction reflects service revenues of $7 and $342, respectively, for the three months ended June 30, 2004 and 2003, and for the six months ended June 30, 2004 and 2003, service revenues were $7 and $1,320 respectively. Equipment revenues were $0 and $49 for the three months ended June 30, 2004 and 2003, respectively, and $82 and $1,236, respectively, for the six months ended June 30, 2004 and 2003. Concurrently, operating expenses, consisting of Research and Development, Marketing and General and Administration costs were also reduced as a result of the transition from the ITV business.  These expenses were $0 for the three months ended June 30, 2004, compared to $755 for the three months ended June 30, 2003, and $16 and $2,561, respectively, for the six months ended June 30, 2004 and 2003.

The information in our quarter to quarter comparisons below represents only our results from continuing operations.

Three and Six Months Ended June 30, 2004 and June 30, 2003

Revenues.

Revenues.  There were no revenues from continuing operations during the three and six months ended June 30, 2004 and June 30, 2003. We expect that revenues from video phones will not be realized until, at the earliest, the fourth quarter of 2004.

Costs and Expenses.

Cost of Revenues.  There were no costs of revenues from continuing operations during the three and six months ended June 30, 2004 and June 30, 2003. We expect that costs of revenues from video phones will not be incurred until, at the earliest, the fourth quarter of 2004.

Engineering and Development.  Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of the Company’s video phone product.  Engineering and development costs were $799 for the three months ended June 30, 2004, compared with $727 for the three months ended June 30, 2003. For the six months ended June 30, 2004 and June 30, 2003, engineering and development expenses were $1,599 and $1,263, respectively. These increases of $72 and $336, respectively, or 10% and 27%, respectively, for the three and six months ended June 30, 2004, reflect the Company’s increased concentration of its engineering staff, and related costs, for the further and continuing development of its video phone product.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation, attendance at conferences and trade shows, travel costs, promotions and other marketing programs related to the introduction of the Company’s video phone product.  Sales and marketing costs were $408 for the three months ended June 30, 2004, compared with $139 for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, sales and marketing expenses were $599 and $225, respectively. These increases of $269 and $374, respectively, or 193% and 166%, respectively, for the three and six months ended June 30, 2004, reflect the increased marketing and promotional expenditures, primarily related to trade shows attendance, for the Company’s video phone product.

General and Administrative.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees.  General and administrative expenses were $1,012 for the three months ended June 30, 2004, compared with $506 for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, general and administrative expenses were $2,685 and $697, respectively. The increases of $506 and $1,988, respectively, or 100% and 285%, respectively, for the three and six months ended June 30, 2004, are attributable primarily to the Company’s transition of nearly all, or 99%, of its administrative management compensation, facility, legal, finance and professional consulting fees toward the further development of the video phone business, and a one time non cash charge of $631 reflecting a Black Scholes estimate of the value of the warrants issued as part of the private placement of the Company’s stock to certain institutional investors in January 2004.  For the three and six months ended June 30, 2003, video phone related costs were 60% and 39%, respectively, of total General and Administrative expense of $845 and $1,807, respectively.

Interest and Other Income and Interest Expense.  Interest and other income and interest expense consist of interest earned on cash and cash equivalents, and interest expense on short-term debt.  Interest and other income increased from $12 for the three months ended June 30, 2003 to $13 for the three months ended June  30, 2004, and decreased from $39 for the six months ended June 30, 2003 to $20 for the six months ended June 30, 2004, primarily due to declining interest rates.  During the three and six months ended June 30, 2003, the Company earned interest on average cash balances of approximately $8,963 and $10,913, respectively, and incurred interest expense related to its insurance financing.  In comparison, during the three and six months ended June 30, 2004 the Company earned interest on average cash balances of approximately $3,878 and $4,817, respectively, and incurred interest expense related to its insurance financing.

Income Taxes.  The Company has incurred net operating losses since inception and accordingly had no income taxes and has not recorded any income tax benefit for those losses.

Liquidity and Capital Resources.

As of June 30, 2004, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, are of high quality investment grade and have maturities of less than one year.

At June 30, 2004, we had cash and cash equivalents of $10,306 (and no short-term investments) as compared to cash and equivalents of $3,365 (and no short-term investments) at December 31, 2003.  Net cash used in continuing operations was $3,441 for the six months ended June 30, 2004, as compared to $2,813 used for the same period in 2003. This increase in net cash used for continuing operations was primarily attributable to the Company’s increase in expenditures related to the video phone business.  The Company recorded bad debt expense in the amount of $16 from discontinued operations during the six months ended June 30, 2004 to reflect its current assessment of the collectability of certain receivables.

Cash provided by investing activities from continuing operations during the three months ended June 30, 2004, totaled $10,366 compared to $0 provided during the same period in 2003.  During the six months ended June 30, 2004 net proceeds from our maturing short-term investments were $0 compared to $3,218 for the six months ended June 30, 2003.  Capital expenditures were $30 and $0 for the six months ended June 30, 2004 and 2003, respectively.

Operations and Liquidity.

To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999.  As of June 30, 2004 the Company had cash, and cash equivalents of $10,306. The operating cash usage from continuing operations for the six months ended June 30, 2004 was $3,441. As of June 30, 2004 we have $256 of outstanding debt and our assets are not pledged as collateral.  However, we have not paid our monthly rent of $104 (offset by monthly sublease payments by TVGateway of $19 during the period February 1, 2003 through January 31, 2004) on our current facility since May 2003.  As a result, our landlord, a non-employee investor, has perfected its interest to take possession of our facility at any time and has drawn down from our rent deposit to satisfy $750 of the unpaid rent of $1,223 as of June 30, 2004.  As of June 30, 2004 the amount of the deposit remaining is $0 after deduction for the unpaid rent.  The Company has continued to accrue the full rent expense through June 30, 2004.  We continue to negotiate to resolve this matter (refer to Part II, Item I Legal Proceedings).  We also continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources.  Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities.  There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.  The Company has limited capacity to further reduce its workforce and scale back on capital and operational expenditures to decrease cash burn given the measures it has already taken to reduce staff and expenses.

With the private placement of the Company’s common stock, together with additional rights and warrants, resulting in the aggregate gross proceeds received of $1.5 million in January 2004, the private placement of the Company’s common stock in April 2004 providing proceeds of $1,000, and the June 2004 private placement of Company’s redeemable preferred stock aggregating proceeds to the Company of $7.55 million, the Company projects it will have sufficient funding to continue operations into the third quarter of 2005, assuming no additional funding is received and assuming no impact from sales. Depending on the timing and magnitude of the ramp up of video phone sales, we expect that our current cash may be sufficient to get the company to a cash breakeven position.  No assurances can be given that sufficient sales, if any, will materialize, or that a funding transaction can be consummated prior to the depletion of our available cash.  We however remain hopeful that sufficient funding can be developed through funding or ongoing operations to continue the Company’s operations.  The independent auditors’ report for the year ended December 31, 2003 included an explanatory paragraph stating that because the Company has suffered recurring losses from operations and has a net accumulated deficiency of $199 million, those issues raise substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio.  We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

As of June 30, 2004, the Company’s cash and cash equivalents were $10,306, most of which were securities having a maturity of less than one year, and it had no short-term investments.  Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the six months ended June 30, 2004 would have decreased by approximately $30. This estimate assumes that the decrease occurred on the first day of 2004 and reduced the yield of each investment instrument by 100 basis points.  The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

Foreign Currency Exchange Risk.  The principal portion of our current business is in the United States and substantially all of our costs to date have been denominated in U.S. dollars.  As a result, adverse movements in foreign currency exchange rates would not have a material adverse effect on us.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this Form 10-Q, the Company’s principal executive and principal financial officers, including its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

(Dollar Amounts are in Thousands, Except per Share Amounts)

ITEM 1.  LEGAL PROCEEDINGS.

The Company has not paid its rent on its current facility since May 2003. As a result, our landlord, 3190 T General, Inc. in September 2003, filed an action in the Court of Common Pleas, Bucks County Pennsylvania to perfect its interest to take possession of our facility at any time, and to establish damages for past rent and expenses. In lieu of rent payments our landlord has drawn from our security deposit to satisfy the unpaid rent and such deposit has now been fully depleted. A judgment was also granted allowing our landlord to regain possession of the facility, although we remain in the facility, albeit in substantially reduced space. During this process we attempted to negotiate a settlement of our lease obligation with the landlord in an effort to reduce our outstanding liability and secure the continued right to occupy the facility with a reduced ongoing lease obligation. We also worked with the landlord to secure other tenants for the unused space. However, we were informed by the landlord that this process was complicated by the requirement for the landlord’s mortgage holder to approve any such amendments to our lease as well as any arrangements with other prospective tenants. The landlord was not able to obtain such approvals from the mortgage holder and ultimately the landlord and the landlord’s mortgage holder reached an agreement for the landlord’s mortgage holder to become a successor to the landlord’s interest in the property. We have already commenced negotiations directly with the mortgage holder’s representatives to secure the continued right to occupy the facility with a reduced ongoing lease obligation, and are currently awaiting a proposal from the mortgage holder, although there can be no assurance that an agreement can be reached with the mortgage holder. Concurrently we are exploring other facility opportunities in the event an agreement cannot be reached.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Instruments Defining the Rights of Holders of Our Registered Securities

On June 17, 2004, our board of directors authorized 7,550 shares of Series A Convertible Preferred Stock.  The rights, preferences and privileges of holders of the outstanding preferred stock are subject to, and may be adversely affected by, the rights of holders of shares of any additional preferred stock which we may designate and issue in the future.

The holders of the preferred stock may convert their shares into our common stock at an initial conversion price of $2.35 per share. The conversion price adjusts in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future equity transactions. The number of shares of common stock issuable upon conversion of the preferred stock increases with any accrued but unpaid dividends on the preferred stock, and changes in inverse proportion to the conversion price. We have the right to require conversion of the preferred stock into common stock upon achieving certain price targets with respect to our common stock and the satisfaction of certain other conditions.

The preferred stock has a dividend rate of 5% per annum, payable quarterly and in preference to the payment of any dividend on our common stock. The dividends may be paid either by cash or, subject to certain conditions, through the issuance of common stock at our option (with stock payments being made at a 10% discount to the then current market price). The preferred stock has a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months. The preferred stock may be redeemed at maturity in cash or, subject to certain conditions, through the issuance of common stock, at our option (with stock payments being made at the then current market price).

Upon any liquidation, dissolution or winding up of our company, after payment of all debts and liabilities of our company, but prior to any payment to the holders of common stock, the holders of the preferred stock will be entitled to receive the stated value of their preferred shares plus accrued but unpaid dividends. Holders of the preferred stock generally have no voting rights, but are entitled to veto certain actions which would have the effect of changing, altering, or diluting their shares. In connection with the issuance of the preferred stock, the Company agreed to indemnify the purchasers in connection with actions that may be instituted against them by our shareholders, except for actions based upon a breach by such purchaser, violation by them of state or federal securities laws or fraud, gross negligence, willful misconduct or malfeasance. We do not believe such indemnification obligations are material to our Company.

Sales of Unregistered Securities

(1)                                  On April 23, 2004, we completed a private placement of 666,666 shares of our common stock with Mototech Inc., at a sale price of $1.50 per share. The private placement resulted in gross proceeds to us of $1 million.

The common stock was issued in reliance upon the exemption from the registration requirements of the Securities Act afforded to transactions not involving a public offering by Section 4(2) of that Act and Rule 506 thereunder.

(2)                                  On April 28, 2004, we entered into a Development and Distribution Agreement with General Instrument Corporation d/b/a the Broadband Communication Sector of Motorola, Inc., or Motorola. In connection with the Development and Distribution Agreement with Motorola, we issued a warrant to Motorola to purchase 300,000 shares of our common stock at an exercise price of $1.4375 per share, and agreed to issue additional warrants to purchase up to an additional 1,950,000 shares of our common stock, upon the achievement of certain product and sales milestones, at an exercise price based upon the average closing sales price of the our common stock during the 20 day period preceding the issuance of each warrant.

The warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act afforded to transactions not involving a public offering by Section 4(2) of that Act and Rule 506 thereunder.

(3)                                  On June 11, 2004, we entered into an agreement with Sejin America to settle a dispute with respect to certain inventory alleged to have been purchased by the Company. In connection with the agreement, we issued 39,035 shares of our common stock to Sejin America in full settlement of the dispute. The common stock was issued in reliance upon the exemption from the registration requirements of the Securities Act afforded to transactions not involving a public offering by Section 4(2) of that Act and Rule 506 thereunder.

(4)                                  On June 24, 2004, we completed a private placement of 7,550 shares of our preferred stock at a sale price of $1000 per share, which preferred stock is convertible into our common stock at a conversion price of $2.35 per share; five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share; and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share.

The private placement resulted in gross proceeds to the Company of $7,550,000. The Company paid fees to Janney Montgomery Scott LLC, Ashenden Finance & Cie SA and Sloan Securities LLC, based upon the proceeds received by the Company from certain of the Investors participating in this financing. The aggregate fees payable to these entities was less than six percent of the gross proceeds.

The preferred shares, warrants, and additional investment rights were issued in reliance upon the exemption from the registration requirements of the Securities Act afforded to transactions not involving a public offering by Section 4(2) of that Act and Rule 506 thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Form of Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company (2) (filed as Exhibit 3.1 to the June 8-K)

4.1

Form of Series A Warrant dated as of June 24, 2004 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors)(2)

4.2

Form of Series B Warrant dated as of June 24, 2004 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors)(2)

4.3

Form of Series C Warrant dated as of June 24, 2004 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors)(2)

10.1

Development and Distribution Agreement dated as of April 28, 2004 between the Company, WorldGate Services, Inc. and General Instrument Corporation d/b/a the Broadband Communication Sector of Motorola, Inc.(3) (filed as Exhibit 99.1 to the July 8-K) (Portions of this agreement are subject to a confidential treatment request.)

10.2	Securities Purchase Agreement dated as of June 24, 2004 by and between the Company and the Investors (as defined therein)(2) (filed as Exhibit 99.1 to the June 8-K)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*              Filed herewith.

(1)                                  Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended March 31, 1999.

(2)                                  Incorporated by reference to the exhibits to our Current Report on Form 8-K dated June 25, 2004 (the “June 8-K”).

(3)                                  Incorporated by reference to the exhibits to our Current Report on Form 8-K filed July 13, 2004 (the “July 8-K”).

(b)  Reports on Form 8-K.

During the fiscal quarter ended June 30, 2004, the Company filed the following Current Reports on Form 8-K:

On June 25, 2004, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company had completed a private placement of $7.55 million of its Series A Convertible Preferred Stock and Warrants with several institutional investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Date:	August 16, 2004	/s/ Hal M. Krisbergh
Hal M. Krisbergh
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 16, 2004	/s/ Joel Boyarski
Joel Boyarski
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)