Form 10-Q/A
period 2004-06-30
WORLDGATE COMMUNICATIONS INC
filed 2004-11-17
CIK 1030058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment no. 1 to FORM 10-Q

Mark One

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2004.

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From                 To                ..

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

QUARTERLY REPORT ON FORM 10-QA
FOR THE THREE MONTHS ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited and as restated)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,306	$3,365
Accounts receivable, less allowance for doubtful accounts of $0 at June 30, 2004 and $381 at December 31, 2003	102	146
Prepaid and other assets	348	199
Total current assets	10,756	3,710

Property and equipment	2,635	2,605
Less: accumulated depreciation and amortization	(1,541)	(1,338)
Property and equipment, net	1,094	1,267
Deposits and other assets	0	140
Total assets	$11,850	$5,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$146	$440
Accrued expenses	1,072	594
Accrued compensation and benefits	278	238
Dividend payable on Preferred Stock	7	0
Detachable warrants	1,723	0
Notes payable	256	0
Conversion option on Preferred Stock	2,247	0
Deferred revenues	300	0
Deferred rent credit	150	30
Total current liabilities	6,179	1,302

Deferred rent credit	0	135
Total liabilities	$6,179	$1,437
Redeemable Preferred Stock	$2,816	$0

Stockholders’ equity:
Preferred Stock, $.01 par value, 13,500,000 shares authorized	$0	$0
Redeemable Preferred Stock, $.01 par value, shares authorized, 7,550 shares issued and outstanding at June 30, 2004, and 0 outstanding at December 31, 2003	0	0
Common stock, $.01 par value, 50,000,000 shares authorized, 28,225,590 shares issued and outstanding at June 30, 2004 and 25,706,843 shares issued and outstanding at December 31, 2003	282	262
Additional paid-in capital	206,329	202,466
Unearned compensation	(400)	(400)
Accumulated deficit	(203,356)	(198,643)
Less Treasury Stock, at cost — 500,000 shares as of December 31, 2003	0	(5)
Total stockholders’ equity	2,855	3,680
Total liabilities and stockholders’ equity	$11,850	$5,117

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands, Except per Share Amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	(As restated)		(As restated)
Revenues from operating activities of continuing operations	$0	$0	$0	$0
Engineering and development (excluding depreciation and amortization amounts of $102 and $76 for the three months ended June 30, 2004 and 2003, respectively, and $204 and $220 for the six months ended June 30, 2004 and 2003, respectively).	799	727	1,599	1,263
Sales and marketing (excluding depreciation and amortization amounts of $0 and $24 for the three months ended June 30, 2004 and 2003, respectively, and $0 and $50 for the six months ended June 30, 2004 and 2003, respectively).	408	139	599	225
General and administrative (excluding depreciation and amortization amounts of $0 and $83 for the three months ended June 30, 2004 and 2003, respectively, and $0 and $167 for the six months ended June 30, 2004 and 2003, respectively).	1,001	506	2,674	697
Depreciation and amortization	102	0	204	0
Total costs and expenses from operating activities from continuing operations	2,310	1,372	5,076	2,185
Loss from operating activities of continuing operations	(2,310)	(1,372)	(5,076)	(2,185)
Interest and other income	13	0	20	0
Change in fair value of warrants and conversion options	348	0	348	0
Interest and other expense	(2)	0	(3)	0
Loss from continuing operations	(1,951)	(1,372)	(4,711)	(2,185)
Income (loss) from discontinued operations	7	(1,627)	29	(2,699)

Net loss	(1,944)	(2,999)	(4,682)	(4,884)
Accretion on preferred stock and dividends	(31)	0	(31)	0
Net loss applicable to common shareholders	$(1,975)	$(2,999)	$(4,713)	$(4,884)

Net loss per common share (basic and diluted)	$(0.07)	$(0.13)	$(0.17)	$(0.21)
Weighted average common shares outstanding - basic and diluted	27,898,268	23,579,861	27,380,133	23,579,256

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Six months ended June 30,
	2004	2003
	(As restated)
Cash flows from operating activities of continuing operations:
Net loss	$(4,711)	$(2,185)
Adjustments to reconcile net loss to cash used in operating activities of continuing operations
Depreciation and amortization	204	0
Change in fair value of warrants and conversion options	(348)	0
Non-cash stock based compensation	631	0
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	28	0
Prepaid and other assets	247	0
Accounts payable	(294)	357
Accrued expenses	477	359
Accrued compensation and benefits	40	521
Other	285	0
Net cash used in operating activities of continuing operations	(3,441)	(948)
Cash flows from investing activities of continuing operations:
Capital expenditures	(30)	0
Net cash provided by investing activities of continuing operations	(30)	0
Cash flows from financing activities of continuing operations:
Proceeds from the issuance of common stock	2,509	0
Proceeds from the issuance of redeemable preferred stock	7,111	0
Proceeds from the exercise of stock options	126	0
Proceeds from the exercise of stock rights and warrants	620	0
Net cash provided by financing activities of continuing operations	10,366	0
Net cash contributed to continuing operations from discontinued operations	46	1,122
Net increase (decrease) in cash	6,941	174
Cash and cash equivalents, beginning of period	3,365	589
Cash and cash equivalents, end of period	$10,306	$763

Cash paid for interest	$2	$9
Non-cash financing activity:
Issuance of note payable to finance D&O insurance	256	560

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.                        Restatement

The Company has restated its financial statements for the three and six months ended June 30, 2004.  In the second quarter of 2004, the Company incorrectly made accounting entries to record the Company’s June 23, 2004 private placement of Series A Convertible Preferred Stock and Warrants using a “relative fair value” basis of accounting.  On November 10, 2004, the Company determined that the proceeds of the private placement transaction should be allocated using a “fair value” basis of accounting for the warrants and conversion options, with the residual amount to preferred stock instead of the “relative fair value” basis and should also be marked to market as of June 30, 2004.  The net effect of these adjustments at June 30, 2004 increases the Company’s current liabilities and redeemable preferred stock, and reduces its losses.

On the balance sheet at June 30, 2004, we incorrectly reported and valued warrants of $1,390 and the preferred stock conversion option at $1,840 under the “relative fair value” basis.  The restatement to the “fair value” basis, and marked to market at June 30, 2004, resulted in the warrants increasing by $333, to a restated balance of $1,723, and the preferred stock conversion option balance increasing by $407, to a restated balance of $2,247.  Additionally, at June 30, 2004, we incorrectly classified as liabilities the beneficial conversion options on preferred stock balance at $1,714, under the “relative fair value” basis.  The restatement increased the value from $1,714 to $2,182, and reclassified this balance from current liabilities to redeemable preferred stock.  As a result of the above restatements, the Company’s accumulated deficit balance was reduced by $346, from a deficit of $203,701 to a deficit of $203,356 at June 30, 2004.  This reduction resulted from the following adjustments to the Company’s net loss applicable to common stockholders of $2,319, as originally reported for the three months ended June 30, 2004, to a restated $1,975. For the six months ended June 30, 2004, Net loss applicable to common shareholders was reduced from $5,059 to $4,713. Accordingly, the loss per share for the three months ended June 30, 2004 was decreased from $.08 per share to $.07 per share, and for the six months ended June 30, 2004, the loss per share also decreased from $.18 per share to $.17 per share.  Beneficial conversion option interest of $11 was eliminated from general and administrative expenses with this liability reclassification to redeemable preferred stock.  Additionally, with the change in valuation from “relative fair value” to “fair value” of the warrants and preferred stock conversion option, together with the marked to market adjustment as of June 30, 2004, a change in fair value increase was recorded of $348, and the resulting accretion adjustment to the temporary equity account, redeemable preferred stock, was increased by $15, from $16 to $31, resulting from $7 for dividends on preferred stock, and $24 for the accretion to redeemable preferred stock of the conversion option, for the three and six months ended June 30, 2004. Redeemable preferred stock increased from $2,187 to $2,816 primarily as a result of the change from the relative fair value to fair value basis of accounting.  Certain information provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect these restatements.

3.                  Liquidity and Going Concern Considerations.

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

The Company has $6,179 of liabilities and its assets are not pledged as collateral as of June 30, 2004. The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources.  Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all. The Company has limited capacity to further reduce its workforce and scale back on capital and operational expenditures to decrease its cash usage given the measures it has already taken to reduce staff and expenses.

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

4.                  Recent Accounting Pronouncement.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within the scope as a liability (or asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to certain mandatorily redeemable non-controlling interests in consolidated limited-life subsidiaries. WorldGate does not have any interest in limited-life entities as of June 30, 2004. The adoption of the effective provisions of SFAS No. 150 did not have an impact on WorldGate’s results of operations or financial position.

5.      Inventories.

Inventories are summarized as follows:

	June 30, 2004	December 31, 2003

Raw material	$1,622	$1,622
Work in progress	-	-
Finished goods	-	-
Inventory held by customers and vendors	-	-
Total inventory	1,622	1,622
Inventory reserve	(1,622)	(1,622)
Net inventory	$—	$—

6.      Redeemable Preferred Stock

In June 2004, WorldGate completed a private placement of 7,550 shares of its Series A Preferred Stock at a stated value of $1,000 per share, which preferred stock is convertible into the Company’s common stock at a conversion price of $2.35 per share. The Company has the right to require conversion of the preferred stock into common stock upon achieving certain price targets with respect to its common stock and the satisfaction of certain other conditions. As part of the transaction, the Company issued five-year warrants to purchase a total of

1.6 million shares of the Company’s common stock, with one-half of the warrants having an exercise price of $2.69 per share and the remaining half having an exercise price of $3.14 per share. The preferred stock has a dividend rate of 5% per annum, payable quarterly, which may be paid either by cash or through the issuance of common stock at the Company’s option (with stock payments being made at a 10% discount to the then current market price). The preferred stock has a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months. The preferred stock may be redeemed at maturity in cash or through the issuance of common stock, at the Company’s option (with stock payments being made at the then current market price). All dividend and maturity payments made in stock are subject to the satisfaction of certain conditions including the listing of the stock and availability of an effective registration statement. The investors also received an additional investment right, for a limited period of time, to purchase 1.6 million additional shares of common stock shares at $3.14 a share.

In accordance with EITF topic D-98 “Classification and Measurement of Redeemable Securities”, the Redeemable Preferred Stock was recorded in the financial statements as temporary equity. At June 30, 2004, that amount was $2,816. Additionally, the fair values of the warrants and preferred stock conversion options were recorded into the financial statements as liabilities as a result of their features that require accounting under FAS 133 "Accounting for derivative instruments and hedging activities". At June 30, 2004, these amounts totaled $3,977. At each reporting balance sheet date an evaluation is made of these valuations and marked to market.  During the three and six months ended June 30, 2004, the Company recorded $31 against Retained Earnings resulting from $7 for dividends on preferred stock, and $24 for the accretion to redeemable preferred stock of the conversion option, for the three and six months ended June 30, 2004.

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

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2004	2003	2004	2003
	(As restated)		(As restated)
Net loss:
As reported	$(1,944)	$(2,999)	$(4,682)	$(4,884)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects of $0	0	0	0	40
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(520)	(1,350)	(1,083)	(2,770)
Pro forma net loss	$(2,464)	$(4,349)	$(5,765)	$(7,614)

Net Loss per share:
Basic and diluted — as reported	$(0.07)	$(0.13)	$(0.17)	$(0.21)
Basic and diluted - pro forma	$(0.09)	$(0.18)	$(0.21)	$(0.32)

Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

8.   Significant Agreements and Transactions.

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

The Company has a current agreement with an investor, and previously had agreements with certain other investors, to provide engineering and development support. As a result of those agreements, the Company has expensed approximately $0 and $165, respectively, for the three months ended June 30, 2004 and 2003, and approximately $0 and $556, respectively, for the six months ended June 30, 2004 and 2003. Accounts payable to these stockholders amounted to $528 and $170 at June 30, 2004 and December 31, 2003, respectively. Some of these stockholders were suppliers of technology and components for the Company’s discontinued ITV products and services. These agreements provided for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company’s engineering efforts. These agreements did not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company.

In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. Included in deposits and other assets at June 30, 2004 and December 31, 2003 is $0 and $388, respectively, related to this lease. We have not paid our rent on our current facility since May 2003. As a result, our landlord, 3190 T General, Inc. in September 2003, filed an action in the Court of Common Pleas, Bucks County Pennsylvania to perfect its interest to take possession of our facility at any time, and to establish damages for past rent and expenses. In lieu of rent payments our landlord has drawn from our security deposit to satisfy the unpaid rent and such deposit has now been fully depleted. A judgment was also granted allowing our landlord to regain possession of the facility, although we remain in the facility, albeit in substantially reduced space. During this process we attempted to negotiate a settlement of our lease obligation with the landlord in an effort to reduce our outstanding liability and secure the continued right to occupy the facility with a reduced ongoing lease obligation. We also worked with the landlord to secure other tenants for the unused space. However, we were informed by the landlord that this process was complicated by the requirement for the landlord’s mortgage holder to approve any such amendments to our lease as well as any arrangements with other prospective tenants. The landlord was not able to obtain such approvals from the mortgage holder and ultimately the landlord and the landlord’s mortgage holder reached an agreement for the landlord’s mortgage holder to become a successor to the landlord’s interest in the property. We have already commenced negotiations directly with the mortgage holder’s representatives to secure the continued right to occupy the facility with a reduced ongoing lease obligation, and are currently awaiting a proposal from the mortgage holder, although there can be no assurance that an agreement can be reached with the mortgage holder. Concurrently we are exploring other facility opportunities in the event an agreement cannot be reached. In lieu of monthly rent payments of $104 (offset by monthly sublease payments by TVGateway of $19 during the period February 1, 2003 through January 31, 2004), the Company’s landlord has drawn down from its security deposit to satisfy $750 of the unpaid rent of $1,223 as of June 30, 2004. As of June 30, 2004, the amount of the deposit remaining after deduction for the unpaid rent is $0.  The Company has continued to accrue the full rent expense through June 30, 2004.

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

Revenues for such services, which are included in service fee revenue, totaled $0, and $732 (included in discontinued operations), respectively for the three months ended June 30, 2004 and 2003, and $0 and $788 (included in discontinued operations), respectively, for the six months ended June 30, 2004 and 2003. In addition, product sales to TVGateway totaled $0 and $0 for the three months ended June 30, 2004 and 2003, respectively, and $0 and $1,079 (included in discontinued operations), respectively, for the six months ended June 30, 2004 and 2003. Accounts Receivable from TVGateway amounted to $0 at June 30, 2004 and $0 at December 31, 2003. WorldGate was accounting for its 18% investment in the TVGateway joint venture, which was previously reduced to a carrying value of $0 due to prior losses, under the equity method.

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

General and Administrative.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees.  General and administrative expenses were $1,001 for the three months ended June 30, 2004, compared with $506 for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, general and administrative expenses were $2,674 and $697, respectively. The increases of $495 and $1,977, respectively, or 98% and 284%, respectively, for the three and six months ended June 30, 2004, are attributable primarily to the Company’s transition of nearly all of its administrative management compensation, facility, legal, finance and professional consulting fees toward the further development of the video phone business, and a non cash charge of $631 reflecting a Black Scholes estimate of the value of the warrants issued as part of the private placement of the Company’s stock to certain institutional investors in January 2004.  For the three and six months ended June 30, 2003, video phone related costs were 60% and 39%, respectively, of total General and Administrative expense of $845 and $1,807, respectively.

Interest and Other Income and Interest Expense.  Interest and other income and interest expense consist of interest earned on cash and cash equivalents, interest expense on short-term debt and change in fair value of warrants and conversion options.  Interest and other income increased from $12 for the three months ended June 30, 2003 to $361 for the three months ended June 30, 2004, and increased from $39 for the six months ended June 30, 2003 to $368 for the six months ended June 30, 2004. Primarily, these increases reflect for the three and six months ended June 30, 2004 a reported non-cash change in fair value of warrants and conversion options of $348 that resulted from a marked to market adjustment as of June 30, 2004 related to the Company’s June 23, 2004 private placement of its Series A Convertible Preferred Stock and Warrants.  During the three and six months ended June 30, 2003, the Company earned interest on average cash balances of approximately $8,963 and $10,913, respectively, and incurred interest expense related to its insurance financing.  In comparison, during the three and six months ended June 30, 2004 the Company earned interest on average cash balances of approximately $3,878 and $4,817, respectively, and incurred interest expense related to its insurance financing.

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

At June 30, 2004, we had cash and cash equivalents of $10,306 (and no short-term investments) as compared to cash and equivalents of $3,365 (and no short-term investments) at December 31, 2003.  Net cash used in continuing operations was $3,441 for the six months ended June 30, 2004, as compared to $2,813 (included in discontinued operations) used for the same period in 2003. This increase in net cash used for continuing operations was primarily attributable to the Company’s increase in expenditures related to the video phone business.  The Company recorded bad debt expense in the amount of $16 from discontinued operations during the six months ended June 30, 2004 to reflect its current assessment of the collectability of certain receivables.

Cash provided by investing activities from continuing operations during the three months ended June 30, 2004, totaled $10,366 compared to $0 provided during the same period in 2003.  During the six months ended June 30, 2004 net proceeds from our maturing short-term investments were $0 compared to $3,218 (included in discontinued operations) for the six months ended June 30, 2003.  Capital expenditures were $30 and $0 for the six months ended June 30, 2004 and 2003, respectively.

Operations and Liquidity.

To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999.  As of June 30, 2004 the Company had cash, and cash equivalents of $10,306. The operating cash usage from continuing operations for the six months ended June 30, 2004 was $3,441. As of June 30, 2004 we have $256 of outstanding debt and our assets are not pledged as collateral.  However, we have not paid our monthly rent of $104 (offset by monthly sublease payments by TVGateway of $19 during the period February 1, 2003 through January 31, 2004) on our current facility since May 2003.  As a result, our landlord, a non-employee investor, has perfected its interest to take possession of our facility at any time and has drawn down from our rent deposit to satisfy $750 of the unpaid rent of $1,223 as of June 30, 2004.  As of June 30, 2004 the amount of the deposit remaining is $0 after deduction for the unpaid rent.  The Company has continued to accrue the full rent expense through June 30, 2004.  We continue to negotiate to resolve this matter (refer to Part II, Item I Legal Proceedings).  Although we are presently not seeking additional funding we continue to explore and evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources.  Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities.  There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.  The Company has limited capacity to further reduce its workforce and scale back on capital and operational expenditures to decrease cash burn given the measures it has already taken to reduce staff and expenses.

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

ITEM 4.    CONTROLS AND PROCEDURES.

In connection with Company's preparation of the third quarter 2004 10-Q, the Company’s principal executive and principal financial officers, including its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that a “significant deficiency,” that is considered to be a “material weakness,” (as defined under the standards established by the American Institute of Certified Public Accountants) existed with respect to the Company’s reporting of the various components of the June 2004 private placement of Series A preferred stock and warrants.  As a result the Company has restated its financial statements in its June 30, 2004 10-QA.  The Company will evaluate the need to enhance its internal resources, including obtaining or engaging outside experts to address the accounting for complex transactions.  The Company will evaluate the findings of such experts in addressing these matters.  With the exception of this condition, the Company’s disclosure controls and procedures were found to be effective. There have been no other changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.2	Securities Purchase Agreement dated as of June 24, 2004 by and between the Company and the Investors (as defined therein)(2) (filed as Exhibit 99.1 to the June 8-K)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

WORLDGATE COMMUNICATIONS, INC.
Date:	November 17, 2004	/s/ Hal M. Krisbergh
Hal M. Krisbergh
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date:	November 17, 2004	/s/ Joel Boyarski
Joel Boyarski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)