Form 10-Q
period 2004-09-30
WORLDGATE COMMUNICATIONS INC
filed 2004-11-17
CIK 1030058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2004.

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

Yes    ☐    No    ☒

As of November 8, 2004, there were 28,310,475 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS

Current assets:

Cash and cash equivalents	$8,290	$3,365
Accounts receivable, less allowance for doubtful accounts of $0 at September 30, 2004 and $381 at December 31, 2003	82	146
Prepaid and other assets	285	199
Total current assets	8,657	3,710

Property and equipment	2,802	2,605
Less: accumulated depreciation and amortization	(1,648)	(1,338)
Property and equipment, net	1,154	1,267

Deposits and other assets	0	140

Total assets	$9,811	$5,117

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

Current Liabilities:

Accounts payable	$110	$440
Accrued expenses	1,557	594
Accrued compensation and benefits	228	238
Dividend payable on Preferred Stock	103	0
Detachable warrants	1,223	0
Notes payable	147	0
Conversion option on Preferred Stock	1,124	0
Deferred revenues	494	0
Deferred rent credit	143	30
Total current liabilities	5,129	1,302

Deferred rent credit	0	135
Total liabilities	$5,129	$1,437

Redeemable Preferred Stock	$3,121	$0

Total stockholders’ (deficiency) equity:

Preferred Stock, $.01 par value, 13,500,000 shares authorized	$0	$0
Redeemable Preferred Stock, $.01 par value, shares authorized, 7,550 shares issued and outstanding at September 30, 2004, and 0 outstanding at December 31, 2003	0	0
Common stock, $.01 par value, 50,000,000 shares authorized, 28,235,456 shares issued and outstanding at September 30, 2004 and 25,706,843 shares issued and outstanding at December 31, 2003	282	262
Additional paid-in capital	206,546	202,466
Unearned compensation	(400)	(400)
Accumulated deficit	(205,267)	(198,643)
Less Treasury Stock, at cost – 500,000 shares as of December 31, 2003	0	(5)
Total stockholders’ (deficiency) equity	1,561	3,680
Total liabilities and stockholders’ (deficiency) equity	$9,811	$5,117

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands, Except per Share Amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003

Revenues	$106	$0	$106	$0
Cost of revenues	50	0	50	0
Gross Margins	56	0	56	0
Engineering and development (excluding depreciation and amortization amounts of $2 and $0 for the three months ended September 30, 2004 and 2003, respectively, and $2 and $0 for the nine months ended September 30, 2004 and 2003, respectively).	1,038	660	2,637	1,922
Sales and marketing (excluding depreciation and amortization amounts of $6 and $0 for the three months ended September 30, 2004 and 2003, respectively, and $6 and $0 for the nine months ended September 30, 2004 and 2003, respectively).	324	130	924	354
General and administrative (excluding depreciation and amortization amounts of $99 and $0 for the three months ended September 30, 2004 and 2003, respectively, and $302 and $0 for the nine months ended September 30, 2004 and 2003, respectively).	1,762	862	4,435	1,562
Depreciation and amortization	107	0	310	0
Total costs and expenses from continuing operations	3,231	1,652	8,306	3,838
Loss from operating activities of continuing operations	(3,175)	(1,652)	(8,250)	(3,838)
Interest and other income	37	0	56	0
Change in fair value of warrants and conversion options	1,623	0	1,971	0
Interest and other expense	(2)	0	(5)	0
Loss from continuing operations	(1,517)	(1,652)	(6,228)	(3,838)
Income (loss) from discontinued operations	7	1,755	36	(943)

Net (loss) income	(1,510)	103	(6,192)	(4,781)
Accretion on preferred stock and dividends	(400)	0	(431)	0
Net (loss) income applicable to common stockholders	$(1,910)	$103	$(6,623)	$(4,781)

Net loss per common share (basic and diluted)	$(0.07)	$0.00	$(0.24)	$(0.20)
Weighted average common shares outstanding:
• Basic	28,235,349	23,580,543	27,662,870	23,579,690
• Fully Diluted	28,235,349	23,662,115	27,662,870	23,579,690

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities of continuing operations:
Net loss	$(6,228)	$(3,838)
Adjustments to reconcile net loss to cash used in operating activities of continuing operations
Depreciation and amortization	310	0
Change in fair value of warrants and conversion options	(1,971)	0
Non-cash stock based compensation	1,238	43
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	48	0
Prepaid and other assets	201	432
Accounts payable	(330)	503
Accrued expenses	962	348
Accrued compensation and benefits	(10)	478
Other	472	0
Net cash used in operating activities of continuing operations	(5,308)	(2,034)
Cash flows from investing activities of continuing operations:
Capital expenditures	(197)	0
Net cash used by investing activities of continuing operations	(197)	0
Cash flows from financing activities of continuing operations:
Proceeds from the issuance of common stock	2,521	0
Proceeds from the issuance of redeemable preferred stock	7,111	0
Proceeds from the exercise of stock options	126	1
Proceeds from the exercise of stock rights and warrants	620	0
Net cash provided by financing activities of continuing operations	10,378	1
Net cash contributed to continuing operations from discontinued operations	52	1,772
Net increase in cash and equivalents	4,925	261
Cash and cash equivalents, beginning of period	3,365	589
Cash and cash equivalents, end of period	$8,290	$850

Cash paid for interest	$5	$15
Non-cash financing activity:
Issuance of note payable to finance D&O insurance	256	560
Termination of contractual obligation related to equity financing	0	3,283

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar Amounts are in Thousands, Except for per Share and Share Amounts)

(Unaudited)

1.                                       Basis of Presentation.

The unaudited financial statements of WorldGate Communications, Inc. (“WorldGate” or the “Company”) for the three and nine months ended September 30, 2004 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003 and the notes thereto included in the Company’s Annual Report on Form 10-K.

The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain prior year amounts have been reclassified in the accompanying financial statements for consistent presentation to current period amounts.

2.                                       Liquidity and Going Concern Considerations.

As of September 30, 2004 the Company had cash and cash equivalents of $8,290. The operating cash usage from continuing operations for the three and nine months ended September 30, 2004 was $1,867 and $5,308, respectively.  During the third quarter of 2003, we completed a sale of certain assets, including our ITV intellectual property rights and our membership interest in TVGateway, LLC, for $3,000 in cash to TVGateway, LLC, a company we were instrumental in forming. Our transaction with TVGateway, LLC, marked a shift in our business away from the ITV business and toward a new video phone product and associated business.  The funds we received from the sale of assets to TVGateway, LLC, as well as the funds we received as a result of private placements of our securities on December 1, 2003, December 4, 2003, January 21, 2004, April 22, 2004, and June 23, 2004, have permitted us to fund the development of our new business.

In December 2003 and January 2004, WorldGate received investments aggregating $3,100 by certain institutional investors.  These investors purchased an aggregate of 3,000,000 shares of newly issued common stock. The investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock purchased by the investors in their investment, at the same price as their investment, and five-year warrants to purchase up to 30% of the common stock purchased by the investors in their investment, at an exercise price equal to a twenty-five percent premium to their purchase price for the investment.  The purchase price for the 2 million shares purchased in December 2003 transactions was $0.80 per share, with the warrants having a $1.00 per share exercise price.  The purchase price for the 1 million shares purchased in the January 2004 transaction was $1.50 per share, with the warrants having a $1.875 per share exercise price.  All additional investment rights associated with the December 2003 transaction were exercised during January and February of 2004, resulting in an incremental investment of $320.  All additional investment rights associated with the January 2004 transaction were exercised in May 2004, resulting in an incremental investment of $300.

In December 2003, WorldGate reached agreement with Mototech, Inc. for the purchase of 625,000 shares of newly issued common stock at $0.80 per share, in return for future design and engineering services by Mototech.  WorldGate had previously contracted with Mototech to assist the Company with the design and volume manufacture of WorldGate’s Ojo personal video phone. The purchase price for these shares has been partially paid as of September 30, 2004 by an equivalent reduction in the development and initial procurement payments that would otherwise be due to Mototech.  As of September 30, 2004, that payment was $200,000. Mototech is an affiliate of Accton Technology Group.  Mototech currently manufactures and distributes a full range of high performance high speed data and computer networking products, including cable set top boxes, home gateways, wireless LANs, hubs, switches, routers, and other related products.  In addition, in April 2004, Mototech invested $1 million to purchase 666,666 shares of newly issued common stock at $1.50 per share.

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

The Company has $5,129 of liabilities and its assets are not pledged as collateral as of September 30, 2004. These liabilities include $2,450 related to the Company’s private placement of Series A Preferred Stock (refer to Footnote 5), building rent obligation of $785 as of September 30, 2004 (refer to Footnote 7) and $494 of advanced funds from Motorola for future shipments of video phones in conformity with the Agreement signed in April 2004.

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

4.                                       Inventories.

Inventories are summarized as follows:

	September 30, 2004	December 31, 2003

Raw material	$1,622	$1,622
Work in progress	—	—
Finished goods	—	—
Inventory held by customers and vendors	—	—
Total inventory	1,622	1,622
Inventory reserve	(1,622)	(1,622)
Net inventory	$—	$—

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

In accordance with EITF topic D-98 “Classification and Measurement of Redeemable Securities”, the Redeemable Preferred Stock was recorded in the financial statements as temporary equity.  At September 30, 2004, that amount was $3,121.  Additionally, the fair value of warrants and preferred stock conversion options were recorded into the financial statements as liabilities as a result of their features that require accounting under FAS 133 "Accounting for derivative instruments and hedging activities."  At September 30, 2004, these amounts totaled $2,450. At each reporting balance sheet date an evaluation is made of these valuations and marked to market. During the three and nine months ended September 30, 2004, the Company recorded $400 and $431 against Retained Earnings resulting from $96 and $103, for the three and nine months ended September 30, 2004, respectively, for dividends on redeemable preferred stock, and $304 and $328, for the three and nine months, respectively, for the accretion of the warrant value to redeemable preferred stock.

6.                                       Stock-Based Compensation.

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock based compensation. Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss would have been increased or decreased to the following pro forma amounts:

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2004	2003	2004	2003

Net (loss) income:
As reported	$(1,510)	$103	$(6,192)	$(4,781)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects of $0	0	43	0	83
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(544)	(1,359)	(1,627)	(4,129)
Pro forma net loss	$(2,054)	$(1,213)	$(7,819)	$(8,827)

Net Loss per share:
Basic and diluted – as reported	$(0.07)	$(0.00)	$(0.24)	$(0.20)
Basic and diluted - pro forma	$(0.07)	$(0.51)	$(0.28)	$(0.37)

Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

7.               Significant Agreements and Transactions.

In 1997, the Company entered into agreements with certain customers who are investors. Revenues from continuing operations recognized from such investors were approximately $106 and $0, respectively, for the three months ended September 30, 2004 and 2003, and approximately $106 and $0, respectively, for the nine months ended September 30, 2004 and 2003. This customer accounted for 100% of the revenues for the three and nine months ended September 30, 2004. Amounts received in advance as of September 30, 2004 of $494 is included in deferred revenue in the accompanying balance sheet.

Revenues from discontinued operations recognized from such investors were approximately $0 and $65 (included in discontinued operations), respectively, for the three months ended September 30, 2004 and 2003, and approximately $0 and $2,068 (included in discontinued operations), respectively for the nine months ended September 30, 2004 and 2003. Accounts receivable from such investors amounted to approximately $81 at September 30, 2004 and $153 at December 31, 2003.

The Company has a current agreement with an investor, and previously had agreements with certain other investors, to provide the Company with engineering and development support. As a result of those agreements, the Company has expensed approximately $0 and $394 (included in discontinued operations), respectively, for the three months ended September 30, 2004 and 2003, and approximately $0 and $950 (included in discontinued operations), respectively, for the nine months ended September 30, 2004 and 2003. Accounts payable to these investors amounted to $5 and $170 at September 30, 2004 and December 31, 2003, respectively. Some of these stockholders were suppliers of technology and components for the Company’s discontinued ITV products and services. These agreements provided for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company’s engineering efforts. These agreements did not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company.

In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. Included in deposits and other assets at September 30, 2004 and December 31, 2003 is $0 and $388, respectively, related to this lease. We have not paid our rent on our current facility since May 2003. As a result, our landlord, 3190 T General, Inc. in September 2003, filed an action in the Court of Common Pleas, Bucks County Pennsylvania to perfect its interest to take possession of our facility at any time, and to establish damages for past rent and expenses. In lieu of rent payments our landlord has drawn from our security deposit to satisfy the unpaid rent and such deposit has now been fully depleted. A judgment was also granted allowing our landlord to regain possession of the facility, although we remain in the facility, albeit in substantially reduced space. During this process we attempted to negotiate a settlement of our lease obligation with the landlord in an effort to reduce our outstanding liability and secure the continued right to occupy the facility with a reduced ongoing lease obligation. We also worked with the landlord to secure other tenants for the unused space. However, the landlord informed us that this process was complicated by the requirement for the landlord’s mortgage holder to approve any such amendments to our lease as well as any arrangements with other prospective tenants. The landlord was not able to obtain such approvals from the mortgage holder and ultimately the landlord and the landlord’s mortgage holder reached an agreement for the landlord’s mortgage holder to become a successor to the landlord’s interest in the property. We have already commenced negotiations directly with the mortgage holder’s representatives to secure the continued right to occupy the facility with a reduced ongoing lease obligation, and are currently awaiting a proposal from the mortgage holder, although there can be no assurance that an agreement can be reached with the mortgage holder. Concurrently we are exploring other facility opportunities in the event an agreement cannot be reached. In lieu of monthly rent payments of $104 (offset by monthly sublease payments by TVGateway of $19 during the period February 1, 2003 through January 31, 2004), the Company’s landlord has drawn down from its security deposit to satisfy $388 of the unpaid rent of $1,173 as of September 30, 2004. As of September 30, 2004, the amount of the deposit remaining after deduction for the unpaid rent is $0.  The Company has continued to accrue the full rent expense through September 30, 2004.

8.               TVGateway Joint Venture and related Cable Operator Agreements.

On July 24, 2000, the Company formed a separate joint venture, TVGateway, LLC, with four cable operators.  As part of this venture WorldGate entered into a management agreement with TVGateway to provide engineering, operations and administrative support services. In addition to providing for the terms and conditions under which such services were to be provided, the management agreement provided for WorldGate and TVGateway to cooperate to transition to TVGateway some or all of the support services being provided by WorldGate and/or the employees providing these services. In addition, this provision required WorldGate to remain available to provide support services until July 24, 2005. During 2002 WorldGate and TVGateway agreed to commence the transition of services pursuant to this provision. In addition, the parties agreed that the management agreement would be of no further force and effect with respect to the services that are transferred as of the date of completion of the specific transfers. The companies completed this transition in the first quarter 2003, and accordingly, WorldGate has now been relieved of any continuing obligation to provide such transitioned services.   WorldGate no longer receives revenues from the management agreement with TVGateway.

Revenues for such services, which are included in service fee revenue, totaled $0, and $0, respectively for the three months ended September 30, 2004 and 2003, and $0 and $794 (included in discontinued operations), respectively, for the nine months ended September 30, 2004 and 2003. In addition, product sales to TVGateway totaled $0 and $0 for the three months ended September 30, 2004 and 2003, respectively, and $0 and $1,074 (included in discontinued operations), respectively, for the nine months ended September 30, 2004 and 2003. Accounts Receivable from TVGateway amounted to $0 at September 30, 2004 and $0 at December 31, 2003. WorldGate was accounting for its 18% investment in the TVGateway joint venture, which was previously reduced to a carrying value of $0 due to prior losses, under the equity method.

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

In connection with the Asset Purchase Agreement we entered into with TVGateway for the sale of certain ITV Business assets, we have an obligation to indemnify TVGateway for any losses from breaches of our representations or warranties in the Asset Purchase Agreement that occur within twelve months after the closing date of the TVGateway transaction or within the applicable statute of limitations period for claims relating to our ownership of our assets, payment of our taxes, and our compliance with applicable laws, if longer. Our indemnification obligations are limited by an overall cap of $500 on the amount of the indemnification. Although we know of no breaches of our representations or warranties and the initial twelve-month period has expired, the payment of any such indemnification obligations would adversely impact our cash resources and our ability to pursue our video phone business.

9.               Net Loss per Share.

Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive.  Potential common shares comprise shares of common stock issuable upon the exercise of stock options and warrants.  The number of potential common shares which would have been assumed to be converted in the periods ended September 30, 2004 and 2003 and have a dilutive effect if the Company had income from continuing operations, or if the options’ exercise price was less than the average market price of the common shares, is 13,590,347 and 5,861,201, respectively.

10            Discontinued Operations

During the first quarter of 2004, the Company decided to transition from the business of developing and selling interactive television, or ITV, technology, products and services for use in conjunction with cable TV broadband networks (the “ITV business”) to the development of videophone products. In accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets, all assets related to the ITV business have been written down to their net realizable value. Related operating results of the ITV business have been reported as discontinued operations for all years presented.

Revenue and net income before income taxes from discontinued operations were as follows:

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2004	2003	2004	2003

Revenues	$0	$941	$82	$3,497
Net income (loss) before income taxes	7	(1,755)	36	(943)

Assets and liabilities of discontinued operations include the following:

	2004	2003
Assets
Inventory, net reserve of $1,622 as of September 30, 2004 and December 31, 2003, respectively	$0	$0

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollar Amounts are in Thousands, Except per Share Amounts)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS.

The Company may from time to time make written or oral forward-looking statements, including those contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “estimate,” “project,” “believe,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors, which could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of WorldGate.  The factors, individually or in the aggregate, that could cause such forward-

looking statements not to be realized include, without limitation, the following: (1) difficulty or inability to raise additional financing on terms acceptable to us, (2) difficulty in developing and implementing marketing and business plans, (3) continued losses, (4) industry competition factors and other uncertainty that a market for our products will develop, (5) challenges associated with broadband operators (including, uncertainty that they will offer our products, inability to predict the manner in which they will market and price our products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our products), (6) departure of one or more key persons,  (7) delisting of our Common Stock from the NASDAQ Small Cap Market, (8) changes in regulatory requirements, and (9) other risks identified in our filings with the Securities and Exchange Commission.  We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive.  We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of WorldGate.

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

The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the annual report on Form 10-K.  Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas.  Following are some of the areas requiring significant judgments and estimates:  revenue recognition, accounts receivable, inventories, and cash flow and valuation assumptions on equity related transaction and in performing asset impairment tests of long-lived assets.

Discontinued Operations

During the first quarter of 2004 the Company transitioned from the business of developing and selling interactive television, or ITV, technology, products and services for use in conjunction with cable TV broadband networks (the “ITV business”) to the development of our video phone products as our primary business focus. During the three months ended September 30, 2004 the Company had revenues from discontinued operations of $0, compared to revenues of $941 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, respectively, revenues were $82 and $3,497 respectively. This reduction reflects service revenues of $0 and $253, respectively, for the three months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004 and 2003, service revenues were $0 and $1,573 respectively. Equipment revenues were $0 and $688 for the three months ended September 30, 2004 and 2003, respectively, and $82 and $1,924, respectively, for the nine months ended September 30, 2004 and 2003. Cost of revenues for the three months ended September 30, 2004 and 2003, were $0 and $1,524, respectively. For the nine months ended September 30, 2004 and 2003, cost of revenues were $0 and $4,218, respectively. Concurrently, operating expenses, consisting of Research and Development, Marketing, General and Administration, and Depreciation and Amortization costs were also reduced as a result of the transition from the ITV business. These expenses were $0 for the three months ended September 30, 2004, compared to $563 for the three months ended September 30, 2003, and $16 and $3,122, respectively, for the nine months ended September 30, 2004 and 2003.

The information in our quarter-to-quarter comparisons below represents only our results from continuing operations.

Three and Nine Months Ended September 30, 2004 and September 30, 2003

Revenues.

Revenues.  Revenues from continuing operations of $106 were realized during the three and nine months ended September 30, 2004. These revenues represent the initial deliveries of video phones for pre-market testing. There were no revenues from continuing operations for the three and nine months ended September 30, 2003.

Costs and Expenses.

Cost of revenues. The cost of revenues from continuing operations relating to the initial deliveries of video phones was $50 for the three and nine months ended September 30, 2004. There were no cost of revenues from continuing operations for the three and nine months ended September 30, 2003.

Engineering and Development.  Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of the Company’s video phone product.  Engineering and development costs were $1,038 for the three months ended September 30, 2004, compared with $660 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and September 30, 2003, engineering and development expenses were $2,637 and $1,922, respectively. These increases in 2004 over 2003 of $378, or 57%, for the three months ended September 30, 2004, and $715, or 37%, for the nine months ended September 30, 2004, reflect the Company’s increased concentration of its engineering staff, and related costs, for the continuing development of its video phone product.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation, attendance at conferences and trade shows, travel costs, promotions and other marketing programs related to the introduction of the Company’s video phone product.  Sales and marketing costs were $324 for the three months ended September 30, 2004, compared with $130 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, sales and marketing expenses were $924 and $354, respectively. These increases of $194 and $570, respectively, or 149% and 161%, respectively, for the three and nine months ended September 30, 2004, reflect the increased marketing and promotional expenditures, primarily related to trade shows attendance, for the Company’s video phone product.

General and Administrative.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees.  General and administrative expenses were $1,762 for the three months ended September 30, 2004, compared with $862 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, general and administrative expenses were $4,435 and $1,562, respectively. The increases of $900 and $2,873, respectively, or 104% and 184%, respectively, for the three and nine months ended September 30, 2004, are attributable primarily to the Company’s transition of nearly all of its administrative management compensation, facility, legal, finance and professional consulting fees toward the further development of the video phone business, and a non cash charge of $606 and $1,238, for the three and nine months ended September 30, 2004, reflecting a Black Scholes estimate of the value of the warrants issued as part of the private placement of the Company’s stock to certain investors in January and June 2004, and warrants issued to Motorola in September 2004 in conformity with terms of the Agreement signed in April 2004.  For the three and nine months ended September 30, 2003, video phone related costs were 63% and 54%, respectively, of total General and Administrative expense of $1,150 and $2,957, respectively.

Interest and Other Income and Interest Expense.  Interest and other income and interest expense from continuing operations consisted of interest earned on cash and cash equivalents, interest expense on short-term debt and change in fair value of warrants and conversion options.  Total interest and other income increased to $1,651 for the three months ended September 30, 2004 from $0 for the three months ended September 30, 2003, and increased to $2,016 for the nine months ended September 30, 2004 from $0 for the nine months ended September 30, 2003. Included in Other Income for the three and nine months ended September 30, 2004 were non cash change in fair value of warrants and conversion options reported of $1,616 and $1,965, respectively, for marked to market adjustments as of September 30, 2004 related to the Company’s June 23, 2004 private placement of its Series A Convertible Preferred Stock and Warrants. During the three and nine months ended September 30, 2003, the Company earned interest on average cash balances of approximately $800 and $2,077, respectively, and incurred interest expense related to its insurance financing.  In comparison, during the three and nine months ended September 30, 2004 the Company earned interest on average cash balances of approximately $6,693 and $6,049, respectively, and incurred interest expense related to its insurance financing.

Income Taxes.  The Company has incurred net operating losses since inception and accordingly had no income taxes and has not recorded any income tax benefit for those losses.

Liquidity and Capital Resources.

As of September 30, 2004, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, are of high quality investment grade and have maturities of less than one year.

At September 30, 2004, we had cash and cash equivalents of $8,290 (and no short-term investments) as compared to cash and equivalents of $3,365 (and no short-term investments) at December 31, 2003.  Net cash used in continuing operations was $5,308 for the nine months ended September 30, 2004, as compared to $2,034 (included in discontinued operations) used for the same period in 2003. This increase in net cash used for continuing operations was primarily attributable to the Company’s increase in expenditures related to the video phone business.  The Company recorded bad debt expense in the amount of $16 from discontinued operations during the nine months ended September 30, 2004 to reflect its current assessment of the collectability of certain receivables.

Cash provided by financing activities from continuing operations during the nine months ended September 30, 2004, totaled $10,378 compared to $1 provided during the same period in 2003.  During the nine months ended September 30, 2004, net proceeds from our maturing short-term investments were $0 compared to $3,423 (included in discontinued operations) for the nine months ended September 30, 2003.  Capital expenditures were $197 and $0 for the nine months ended September 30, 2004 and 2003, respectively.

Operations and Liquidity.

To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999.  As of September 30, 2004 the Company had cash, and cash equivalents of $8,290. The operating cash usage from continuing operations for the nine months ended September 30, 2004 was $5,308. As of September 30, 2004 we have $147 of outstanding debt and our assets are not pledged as collateral.  However, we have not paid our monthly rent of $104 (offset by monthly sublease payments by TVGateway of $19 during the period February 1, 2003 through January 31, 2004) on our current facility since May 2003.  As a result, our landlord, a non-employee investor, has perfected its interest to take possession of our facility at any time and has drawn down from our rent deposit to satisfy $388 of the unpaid rent of $1,173 as of September 30, 2004.  As of September 30, 2004 the amount of the deposit remaining is $0 after deduction for the unpaid rent.  The Company has continued to accrue the full rent expense through September 30, 2004.  Although we are presently not earning additional funding we continue to explore and negotiate to resolve this matter (refer to Part II, Item I Legal Proceedings).  We also continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources.  Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities.  There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.  The Company has limited capacity to further reduce its workforce and scale back on capital and operational expenditures to decrease cash burn given the measures it has already taken to reduce staff and expenses.

With the private placement of the Company’s common stock, together with additional rights and warrants, resulting in the aggregate gross proceeds received of $1.5 million in January 2004, the private placement of the Company’s common stock in April 2004 providing proceeds of $1,000, and the June 2004 private placement of Company’s redeemable preferred stock aggregating proceeds to the Company of $7.55 million, the Company projects it will have sufficient funding to continue operations into the third quarter of 2005, assuming no additional funding is received and assuming no impact from sales. Depending on the timing and magnitude of the ramp up of video phone sales, it is possible that our current cash may be sufficient to get the company to a cash breakeven position.  No assurances can be given that sufficient sales, if any, will materialize, or that a funding transaction can be consummated prior to the depletion of our available cash.  We however remain hopeful that sufficient funding can be developed through funding or ongoing operations to continue the Company’s operations.  The independent auditors’ report for the year ended December 31, 2003 included an explanatory paragraph stating that because the Company has suffered recurring losses from operations and has a net accumulated deficiency of $199 million, those issues raise substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio.  We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

As of September 30, 2004, the Company’s cash and cash equivalents were $8,290, most of which were securities having a maturity of less than one year, and it had no short-term investments.  Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the nine months ended September 30, 2004 would have decreased by approximately $69. This estimate assumes that the decrease occurred on the first day of 2004 and reduced the yield of each investment instrument by 100 basis points.  The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

Foreign Currency Exchange Risk.  The principal portion of our current business is in the United States and substantially all of our costs to date have been denominated in U.S. dollars.  As a result, adverse movements in foreign currency exchange rates would not have a material adverse effect on us.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this Form 10-Q, the Company’s principal executive and principal financial officers, including its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that a "significant deficiency", that is considered to be a "material weakness," (as defined under the standards established by the American Institute of Certified Public Accountants) existed with respect to the Company's reporting of the various components of the June 2004 private placement of Series A preferred stock and warrants. As a result the Company has restated its financial statements in its June 30, 2004 10-QA. The Company will evaluate the need to enhance its internal resources, including obtaining or engaging outside experts to address the accounting for complex transactions. The Company will evaluate the findings of such experts in addressing these matters. With the exception of this condition, the Company’s disclosure controls and procedures were found to be effective. There have been no other changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

(Dollar Amounts are in Thousands, Except per Share Amounts)

ITEM 1. LEGAL PROCEEDINGS.

The Company has not paid its rent on its current facility since May 2003. As a result, our landlord, 3190 T General, Inc. in September 2003, filed an action in the Court of Common Pleas, Bucks County Pennsylvania to perfect its interest to take possession of our facility at any time, and to establish damages for past rent and expenses. In lieu of rent payments our landlord has drawn from our security deposit to satisfy the unpaid rent and such deposit has now been fully depleted. A judgment was also granted allowing our landlord to regain possession of the facility, although we remain in the facility, albeit in substantially reduced space. During this process we attempted to negotiate a settlement of our lease obligation with the landlord in an effort to reduce our outstanding liability and secure the continued right to occupy the facility with a reduced ongoing lease obligation. We also worked with the landlord to secure other tenants for the unused space. However, the landlord informed us that this process was complicated by the requirement for the landlord’s mortgage holder to approve any such amendments to our lease as well as any arrangements with other prospective tenants. The landlord was not able to obtain such approvals from the mortgage holder and ultimately the landlord and the landlord’s mortgage holder reached an agreement for the landlord’s mortgage holder to become a successor to the landlord’s interest in the property. We have already commenced negotiations directly with the mortgage holder’s representatives to secure the continued right to occupy the facility with a reduced ongoing lease obligation, and are currently awaiting a proposal from the mortgage holder, although there can be no assurance that an agreement can be reached with the mortgage holder. Concurrently we are exploring other facility opportunities in the event an agreement cannot be reached.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders on October 13, 2004. The following items reflect the matters that were voted upon at the annual meeting and the results of each vote.

(1)               Election of Directors:

Nominee	For	Withheld

Hal M. Krisbergh	26,183,611	90,771
Steven C. Davidson	26,198,630	75,752
Clarence L. Irving, Jr.	26,040,254	234,128
Martin Jaffe	26,201,996	72,386
Jeff Morris	26,185,945	88,437
Lemuel Tarshis	26,199,580	74,802

(2)               Ratification and approval of the Company’s issuance of common stock in accordance with the terms of the June 2004 private placement to certain institutional investors of $7.55 million in securities.

For	Against	Abstain
10,809,490	267,947	31,362

(3)               Approval of the amendment of the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 50 million to 80.

For	Against	Abstain
25,855,524	382,056	36,802

(4)               Ratification and approval of the Company’s 2003 Equity Incentive Plan.

For	Against	Abstain
10,405,028	623,248	77,413

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

3.1	Amended and Restated Certificate of Incorporation *

3.2	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company *

3.3	Certificate of Amendment to Certificate of Incorporation *

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 10-Q Report for the quarter ended March 31, 1999)

4.1	Amendment to Securities Purchase Agreement and Warrants dated as of September 2, 2004 by and among WorldGate and certain investors. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(b)                                 Reports on Form 8-K.

During the fiscal quarter ended September 30, 2004, the Company filed the following Current Reports on Form 8-K:

On July 13, 2004, a Current Report on Form 8-K was filed, reporting under Items 5 and 7 that, on April 28, 2004, the Company had entered into an exclusive multi-year Development and Distribution Agreement with General Instrument Corporation d/b/a the Broadband Communications Sector of Motorola, Inc. for the worldwide development and distribution of our OjoTM personal video phone.

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