Form 10-K
period 2004-12-31
WORLDGATE COMMUNICATIONS INC
filed 2005-03-31
CIK 1030058

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

        The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $46.7 million as of June 30, 2004, based on the closing sale price of $2.10 per share of common stock, as reported on the NASDAQ Small Cap Market.

        The number of shares of the registrant's common stock outstanding as of March 4, 2005 was 31,705,489.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

WORLDGATE COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2004

TABLE OF CONTENTS

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

PART I

Item 1. Business

        WorldGate Communications, Inc. was incorporated in Delaware in 1996 to succeed to the business of our predecessor, WorldGate Communications, L.L.C., which commenced operations in March 1995. In April 1999, we completed our initial public offering of 5,750,000 shares of our common stock. Since January 9, 2003 our common stock has been listed on the NASDAQ Small Cap Market. Previously our common stock was traded on the NASDAQ National Market. Our common stock is traded under the symbol "WGAT". Our executive offices are located at 3190 Tremont Avenue, Suite 100, Trevose, Pennsylvania 19053.

Overview

        Since our formation in 1995 and until recently, we were in the business of developing and selling interactive television, or ITV, technology, products and services for use in conjunction with cable TV broadband networks (the "ITV Business"). Using our solutions, cable TV operators branded, marketed, and offered a wide variety of ITV packages to consumers. These packages included walled gardens of information, communications solutions complete with Internet-based e-mail and chat, and Web surfing, all presented and engaged on the TV set.

        During the third quarter of 2003, we completed a sale of significant assets, including our ITV intellectual property rights and our membership interest in TVGateway, LLC, for $3 million in cash to TVGateway, LLC, an ITV oriented company we were instrumental in forming. Our transaction with TVGateway, LLC marked a shift in our business away from the ITV Business and toward a new video phone product and associated business. Although we continued to support our current ITV Business into the first quarter of 2004, the development of our video phone product became a primary business focus. The funds we received from the sale of assets to TVGateway, LLC, as well as the funds we subsequently received as a result of several private placements of our securities have permitted us to fund the development of our new business.

        During 2004, we continued development of a video phone, designed specifically for personal video communication over high speed data, or HSD or broadband networks, that we believe is differentiated, both from competitors and from previous efforts at personal video telephony, by providing: true to life communication, ease of deployment by HSD operators, ease of use by residential and business end users, a highly styled ergonomic design, and interoperation with the public switched telephone network, or PSTN. The design of our first video phone product was substantially completed in late 2004 and field trials were commenced. Commercial distribution of this product is expected to commence in the spring 2005 time frame.

        On April 28, 2004, we entered into a multi-year agreement with General Instrument Corporation d/b/a the Broadband Communication Sector of Motorola, Inc. for the worldwide development and distribution of the Ojo personal video phone. Under the terms of the agreement, our video phone will be co-branded with our trademark, Ojo™, and Motorola will market the Ojo personal video phone as part of its "connected home" portfolio of consumer HSD solutions. Motorola plans to distribute Ojo worldwide through HSD service providers, retailers, and distributors of telecommunications products.

        HSD service users provide a large, and we believe conducive, target market for a quality video phone offering. We believe that Motorola, as a worldwide market leader in the HSD market is well-positioned to assist us with our video phone offering. Initial video phone sales are expected to be derived from new technology adopters and regular long distance communicators such as families and close friends. We also expect that the business-to-business opportunity will be attractive as a video phone provides means to improve interpersonal communication and multi-location productivity. Furthermore we expect that the growth in the voice over Internet protocol market (or "VoIP") will also help to drive sales of our video phone since it can also serve as a VoIP endpoint.

        Our business model is based on the sale of video phones and related products. We expect that our products will be marketed to HSD operators as well as to consumers through traditional consumer electronics distribution channels. We believe that HSD operators could realize significant recurring revenue streams associated with offering our product to end users. We have also developed this product to require very minimal capital investment or incremental costs by such operators. Our marketing objective is to have our video phones supplement and hopefully replace ordinary home and business phones worldwide.

  General Product Description

        We have developed a video phone, ergonomically designed specifically for in-home and business, personal video communication. We have identified several issues that have interfered with commercial success and consumer acceptance of video phones and sought to address each of these issues within the Ojo video phone. The Ojo video phone was designed for use on the existing HSD infrastructure. The Ojo phone will, however, also connect to the analog phone line for interoperability with the voice only communications offered by the existing PSTN networks. Ojo, therefore, can be used for video calls, for ordinary voice only calls as well as for voice over Internet protocol, or VoIP calls. We believe that Ojo is differentiated, both from competitors and from previous efforts at personal video telephony, by providing: true to life communication, interoperation with the PSTN, ease of deployment by HSD operators, ease of use by consumers, and a highly styled ergonomic design. We believe Ojo is further differentiated by the development of a state of the art connectivity infrastructure, which leverages the convergence of the latest compression technology, processing power and increased bandwidth availability, to help ensure, enable and maintain dedicated high quality end-to-end connections.

        The Ojo solution consists of two primary components:

  1.
  A display unit includes the camera, video screen and external interface ports. The video screen is used to display menus and provide a user interface as well as to view the images of the local and remote parties. Considerable effort has been expended in the ergonomic and stylistic design of the display unit. For example, it is taller than most conventional phones to ensure that the user is looking into the unit and not down at the unit. Similarly the camera of the unit is looking at the user at face level, instead of "up the user's nose." The display unit can be used as a standard speaker phone to receive both audio and audio/video calls. The display unit is designed to be aesthetically usable in any room. Particular attention was given to the user interface to ensure that Ojo was installable and usable without the need to refer constantly to a manual. The display contains two RJ-45 jacks, one for connection to the cable or DSL modem and the other for connection to an external device such as a PC, and an RJ-11 jack for connection to the PSTN or VoIP network. The consumer simply plugs the display unit into the high-speed modem or router and into the standard house power outlet to facilitate access to the necessary data network. In addition to a connection to the high-speed modem or router, the display unit also connects to the standard phone line. This connection, while not required for a video phone call, allows the Ojo video phone to also be used as a standard telephone.

  2.
  The Ojo PVP also has a wireless handset that functions as a typical cordless phone. It includes a cordless telephone with internal speaker and microphone, a monochrome graphical display and most of the user controls for the device (numeric keypad, navigation device, talk, mute and end buttons). Although the handset is discussed as a separate component, it will generally be seated in the lower portion of the display unit where it will serve as the navigation device while its batteries are being charged. The handset fits into a cradle on the display unit. It is designed to be used both as part of a video call, or alone for standard PSTN phone calls. Since the Ojo unit is designed to receive and make audio calls as well as video calls, the handset functions as a typical cordless phone and has the features a user typically expects for a cordless phone. Although video calls can be received at the display unit even when the handset is not present, the handset is intended to be the primary component used to operate the video phone (in a manner similar to a television remote control).

Material Developments for WorldGate since December 31, 2003

        The following is a summary of material developments for us that have occurred since December 31, 2003:

        In January 2004, during the Consumer Electronics Show we successfully demonstrated the capability of delivering high quality video telephone over the Internet. Using our Ojo PVP, we demonstrated repeated quality calls between our headquarters in suburban Philadelphia and Las Vegas. Using a data rate of 150 kbps, we made video calls with full motion video displayed at 30 frames per second, similar to that of broadcast television. The calls provided consistent, true-to-life, synchronized, voice and video communications during peak Internet usage time periods. We believe this was the first successful demonstration of H. 264-based signal processing technology in a personal video phone.

        On January 21, 2004, we completed a private placement resulting in an issuance of 1,000,000 shares of our common stock at a sale price of $1.50 per share, five-year warrants to purchase up to 300,000 shares of our common stock at an exercise price of $1.875 per share, and additional investment rights to purchase, for a limited period of time, up to 200,000 shares of our common stock at an exercise price of $1.50 per share. In addition, we agreed to issue warrants to purchase up to an additional 10,000 shares of our common stock at an exercise price of $1.875 per share upon the exercise of the additional investment rights. The January 2004 private placement resulted in gross proceeds to us of approximately $1.5 million.

        On April 23, 2004, we completed a private placement of 666,666 shares of our common stock with Mototech Inc., at a sale price of $1.50 per share. The private placement resulted in gross proceeds to us of $1 million.

        On May 3, 2004, we announced that we had entered into a multi-year agreement with Motorola, Inc. for the worldwide development and distribution of the Ojo PVP. Under the terms of the agreement, Motorola will market the Ojo personal video phone as part of its "connected home" portfolio of consumer HSD solutions. Motorola will distribute Ojo worldwide through HSD service providers, retailers, and distributors of telecommunications products. Additionally, Motorola and WorldGate will jointly develop future HSD video telephony solutions.

        On June 24, 2004, we completed another private placement that resulted in the issuance of 7,550 shares of Series A preferred stock at a sale price of $1000 per share (which preferred stock is convertible into our common stock at a conversion price of $2.35 per share,) five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share, and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. The June 2004 private placement resulted in gross proceeds to our Company of $7,550,000.

        On November 10, 2004 we announced that the Ojo PVP was awarded a 2005 Consumer Electronics Show (CES) Best of Innovations Award from the Consumer Electronics Association (CEA).

        At the 2005 CES Show, held in Las Vegas on January 6 - 9, we formally introduced our Ojo PVP. The International Consumer Electronics Show (CES) is one of the world's largest annual consumer technology shows. We conducted live demonstrations to attendees and the press of the Ojo phone transmitting full-motion video with synchronized audio over a HSD internet connection.

        During December 2004, and through January 2005, we received cash proceeds of $7,565,000 from the exercise of outstanding warrants issued pursuant to the private placements discussed above, by the exercise of non-executive employees' and prior employees' stock options, and by a private placement of an additional 208,333 shares of our common stock. In connection with this placement, we granted warrants to Mr. K.Y. Chou to purchase up to 62,500 shares of our common stock at an exercise price of $2.88 per share.

Business Strategy

        General.    Our business model, as is typical of a consumer electronics product, is based upon the sale of Ojo PVPs and does not rely upon any service fees or other recurring revenue stream for WorldGate, although such recurring streams may materialize. It is our plan for Ojo PVP to be distributed through and in partnership with HSD service providers, as well as through traditional electronics distribution channels. Video phone service, using the Ojo PVP, is expected to be offered by HSD service providers as a means of attracting new HSD subscribers as well as maintaining existing subscribers. We believe that HSD service operators could realize potentially significant recurring revenue streams associated with offering products such as our Ojo PVP, and accordingly we believe they will embrace the concept and business model. The suggested consumer offering for a video phone service follows the traditional HSD model. We anticipate that video phone service subscribers will be able to either purchase Ojo or lease a unit from the HSD service provider.

        Manufacturing.    Ojo PVPs will be manufactured in Asia, to take advantage of the base of lower labor, tooling and component costing. A formal relationship with Mototech Inc. has already been established for the volume manufacture of Ojo. Mototech, along with U.S. Robotics and SMC Networks, are affiliates of the Accton Technology Group. Mototech's responsibilities in this role include:

  Product design finalization for manufacturing;
  Component selection and procurement;
  Tool sourcing and management;
  Coordination of Ojo manufacturing;
  Implementation and monitoring of Ojo's Quality Plan; and
  Product cost reduction.

        As part of our agreement with Mototech we retain formal sign-off control over any product, specification, or component changes proposed by Mototech. We also maintain all rights to the Ojo technology and intellectual property, as well as the right to second source the Ojo product.

        Product Sales and Distribution.    We have partnered with an experienced distribution partner, Motorola, Inc. to market and distribute the Ojo PVP. Such partnership is intended to reduce our working capital requirements by minimizing our sales and inventory costs, and provide an entree to more extensive and accelerated coverage than would be permitted by an internal organization. The name recognition, "shelf-space" potential and technology/product validation provided by Motorola are also expected to provide a significant advantage. In addition we believe we will further benefit from the Motorola relationship as a result of their access to broadband and telephony technology as well as their sourcing expertise. Through Motorola, Ojo will be marketed domestically and internationally to both the residential and business sectors through the standard consumer and business electronics channels, as well as through HSD providers in a manner similar to broadband modems. Under this relationship, Motorola is our exclusive distribution partner and as such is responsible for the worldwide marketing and distribution of the Ojo PVP. If they are not successful our operating results could be adversely affected.

Competition

        Many of the current video phone manufacturers have focused on two applications—business video phones and video conferencing. Business video phones are designed to be located on an executive's desk and used to communicate with colleagues, employees and customers. Video conferencing units are designed for conference rooms where multiple people on one end engage with multiple people on the other end. The following is a brief description of the potential competitors and their impact on the market.

        Business Phone Products.    Most of these products are targeted for corporate use and are priced at $650.00 and up per unit. Generally, the ergonomic design of these units emulates that of a traditional office telephone with the addition of a camera and display. The products use standard corporate gray or black material colors, familiar button shapes and designs, traditional style handsets for non-speakerphone conversation and often have business feature sets. For connectivity these products use VoIP, PSTN or ISDN. The main competitors in this sector include Viseon Inc., 8x8 Inc., Motion Media PLC, and Leadtek Research Inc.

        Video Conference Products.    D-Link Systems, Inc. produces a TV-based video phone product that is targeted to consumers and promotes its compatibility with DSL and cable modem technologies. D-Link uses the home television as the display device and utilizes either the TV's speaker or connection to a standard analog phone for the audio portion of the call. The main disadvantages of this product are convenience and non-personal video. The D-Link requires a television to send and receive calls. In many cases, this would obstruct the ability to watch television while a call is in progress thereby disrupting family television watching for the length of the call. Numerous video conferencing products exist for the business market. Typically these devices cost $2000 or more and involve complex installations of one or more cameras, monitors, microphones and speakers within a conference room setting. The videoconference nature of these products eliminates the ability to communicate on a private, one-on-one level. The main competitors in this sector include Sony, D-Link Systems, Inc., Sorenson Media and Polycom Inc.

        Telephone Products.    Vialta, Inc. produces the "Beamer", an H.324 (POTS) video phone that is designed for connection to a standard telephone. The product utilizes a standard analog telephone for connection to the PSTN and as the listening device. Because the unit uses traditional telephone lines for connectivity it cannot take advantage of the high-speed data systems available through cable and DSL modems.

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

Government Regulation

        Our Ojo PVP will be required to comply with various laws and government regulations, including Parts 15 and 68 of the FCC's regulations, which relate to radio frequency devices and to terminal equipment that is connected to the telephone network. The legal and regulatory environment that pertains to our business is uncertain and changing rapidly. New legislation or regulation could be introduced that could substantially impact our ability to launch and promote the Ojo video phone. For example, in the United States, the FCC and state regulatory commissions could undertake an examination of whether to impose surcharges or additional regulations upon certain providers of Internet protocol, or IP, based communication services. The imposition of regulations on IP communications services may negatively impact our business.

Research and Development

        To date, our engineering and product development has been a significant focus. The principal focus of our current engineering and development activities is the continued development and enhancement of our Ojo PVP. Development of the Ojo PVP has required combining technical experience and knowledge from two historically separate industries, cable and telephony. Our engineering and development expenditures in connection with our Ojo video phone were approximately $0, $3,000 and $4,001 for the years ended December 31, 2002, 2003 and 2004, respectively.

Employees

        As of December 31, 2004, on a consolidated basis, we had approximately 50 full-time employees. All of our employees are located in Trevose, Pennsylvania. None of our employees are represented by a labor union, and we have no collective bargaining agreement. We consider our employee relations to be good.

Financial Information Relating to Foreign and Domestic Operations and Export Sales from Continuing Operations

	2002	2003	2004
	(dollars in thousands)
Revenues from continuing operations by geographic area
United States	$—	$—	$231
Total	$—	$—	$231

Loss from continuing operations (all from United States operations)	$—	$(6,497)	$(11,111)
Identifiable Assets (all within the United States)	$14,019	$5,117	$13,172
Identifiable foreign assets (hardware and tooling for Manufacturing)	$—	$—	$650

Item 2. Properties.

        Our corporate headquarters is located in Trevose, Pennsylvania in a leased facility consisting of approximately 16,000 square feet. Both we and the landlord, however, have the right to terminate this lease at any time on 90 days prior written notice to the other party. In March 2005, the property was sold and our lease was transferred to the new owner. We are currently negotiating a long term lease with the new owner and we anticipate that this facility will be suitable for our needs for the immediate future.

Item 3. Legal Proceedings.

        Although from time to time we may be involved in litigation as a routine matter in conducting its business, we are not currently involved in any litigation which we believe is material to our operations or balance sheet. We comply with the requirements of currently prevailing accounting standards and provides for accruals where a liability is probable and a reasonable estimate can be made as to the probable amount of such liability.

Item 4. Submission of Matters to a Vote of Security Holders.

        At our annual meeting of stockholders held on October 13, 2004, our stockholders elected six members to our Board of Directors. Those elected to the Board were Hal M. Krisbergh, Steven C. Davidson, Clarence L. Irving, Jr., Martin Jaffe, Jeff Morris and Lemuel Tarshis. Stockholders also approved the issuance of shares pursuant to a private placement made during the year, an amendment in the Company's Articles of Incorporation to increase the number of authorized shares, and the WorldGate Communications, Inc. 2003 Equity Incentive Plan.

  (1)
  Election of Directors:

Nominee	FOR	WITHHELD
Steven C. Davidson	26,198,630	75,752
Martin Jaffe	26,201,996	72,386
Clarence L. Irving, Jr.	26,040,254	234,128
Hal M. Krisbergh	26,183,611	90,771
Jeff Morris	26,185,945	88,437
Lemuel Tarshis	26,199,580	74,802
  (2)
  Ratification and approval of our issuance of common stock in accordance with June, 2004 Private Placement.

FOR	AGAINST	ABSTENTION
10,809,490	267,947	31,362

  (3)
  Amendment of Certificate of Incorporation to increase authorized common shares to 80 million.

FOR	AGAINST	ABSTENTION
25,855,524	382,056	36,802
  (4)
  Ratification and approval of WorldGate Communications, Inc. 2003 Equity Incentive Plan.

FOR	AGAINST	ABSTENTION
10,405,028	623,248	77,413

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock, $0.01 par value, commenced trading on the NASDAQ National Market under the symbol "WGAT" since our initial public offering in April 15, 1999. We applied for and received permission, effective January 9, 2003 to transfer the listing of our common stock to the NASDAQ Small Cap Market. The following table shows the high and low sales price as reported by the NASDAQ National Market and the NASDAQ Small Cap Market, as is applicable, for each quarter of 2003 and 2004.

	High	Low
Year Ended December 31, 2003
First Quarter	$0.58	$0.22
Second Quarter	0.60	0.25
Third Quarter	0.74	0.31
Fourth Quarter	1.82	0.51
Year Ended December 31, 2004
First Quarter	$2.29	$1.01
Second Quarter	3.36	1.35
Third Quarter	2.45	1.41
Fourth Quarter	6.03	1.52

        On March 4, 2005, the last reported sale price of our common stock as reported on the NASDAQ Small Cap Market was $3.81 per share.

        As of March 4, 2005, we had 342 holders of record of our common stock.

Dividends

        We have never paid or declared any cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

Sale of Unregistered Securities

  (1)
  In December 2003 we completed a private placement of 2,000,000 shares (the "December 2003 Shares") of our common stock to certain institutional investors. The shares were sold for $0.80 per share, resulting in gross proceeds from the offering of $1.6 million. The investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock purchased by the investors in the placement at $0.80 a share. During the first quarter of 2004 these additional investment rights were exercised resulting in an additional purchase of 400,000 shares and an additional $320,000 in gross proceeds. The investors were also issued warrants (the "December 2003 Warrants") to purchase in the aggregate up to 720,000 additional shares (including shares available only as a result of the exercise of the above additional investment rights) of common stock at a per share exercise price of $1.00. In December 2004 one of our investors exercised its warrants resulting in an additional purchase of 168,750 shares and an additional $168,750 in gross proceeds. In January 2005 one of the investors exercised its warrants resulting in an additional purchase of 382,500 shares and an additional $382,500 in gross proceeds.

    The December 2003 Shares and the December 2003 Warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded to transactions not involving a public offering by Section 4(2) of that Act and Rule 506 thereunder. The December 2003 Shares and the December 2003 Warrants issued in the offering were subsequently registered for resale by the investors on January 9, 2004.

  (2)
  In January 2004 we completed a private placement of 1,000,000 shares (the "January 2004 Shares") of our common stock to certain institutional investors. The shares were sold for $1.50 per share, resulting in gross proceeds from the offering of $1.5 million. The investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock purchased by the investors in the placement at $1.50 a share. During the second quarter of 2004 these additional investment rights were exercised resulting in an additional purchase of 200,000 shares and an additional $300,000 in gross proceeds. The investors were also issued warrants (the "January 2004 Warrants") to purchase in the aggregate up to 310,000 additional shares (including shares available only as a result of the exercise of the above additional investment rights) of common stock at a per share exercise price of $1.875. In December 2004, one of our investors exercised its warrants resulting in an additional purchase of 60,000 shares and an additional $112,500 in gross proceeds. In January 2005 one of the investors exercised its warrants resulting in an additional purchase of 139,500 shares and an additional $261,527 in gross proceeds.

    The January 2004 Shares and the January 2004 Warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded to transactions not involving a public offering by Section 4(2) of that Act and Rule 506 thereunder. The January 2004 Shares and the January 2004 Warrants issued in the offering were subsequently registered for resale by the investors on April 19, 2004.

  (3)
  In June 2004 we completed a private placement of 7,550 shares (the "June 2004 Shares") of Series A Convertible Preferred stock to certain institutional investors. The shares were sold for $1000 per share, resulting in gross proceeds from the offering of $7.55 million. The preferred stock issued pursuant to this placement is convertible into WorldGate common stock at a conversion price of $2.35 per share. WorldGate has the right to require conversion of the preferred stock into common stock upon achieving certain price targets with respect to its common stock and the satisfaction of certain other conditions. Between November 2004 and January 2005 one of the investors has fully converted its preferred shares resulting in the issuance of 372,340 of our common shares. The preferred stock has a dividend rate of 5% per annum, payable quarterly, which may be paid either by cash or through the issuance of common stock at WorldGate's option (with stock payments being made at a 10% discount to the then current market price). For the first two quarters for which dividend payments were due, WorldGate exercised its right to make these dividend payments in stock, resulting in the issuance of an additional 87,137 shares of our common stock. The preferred stock has a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months. The preferred stock may be redeemed at maturity in cash or through the issuance of common stock, at WorldGate's option (subject to certain conditions). All dividend and maturity payments made in stock are subject to the satisfaction of certain conditions including the listing and availability of an effective registration statement. As part of the transaction, WorldGate issued five-year warrants to purchase a total of 1,606,380 shares of WorldGate common stock, with one-half of the warrants having an exercise price of $2.69 per share and the remaining half having an exercise price of $3.14 per share. In January 2005 one of the investors has fully exercised its warrants resulting in the issuance of an addition 63,830 of our common shares and an additional $186,064 in gross proceeds. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,380 additional common stock shares at $3.14 a share. During December 2004 all but one of the investors exercised their additional investment rights resulting in the issuance of an additional 1,499,998 shares and an additional $4,709,994 in gross proceeds. During the first quarter of 2005, the remaining investor exercised their additional investment right resulting in the issuance of an additional 106,383 shares and an additional $334,043 in gross proceeds.

    The June 2004 Shares and the June 2004 Warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded to transactions not involving a public offering by Section 4(2) of that Act and Rule 506 thereunder. The June 2004 Shares and the June 2004 Warrants issued in the offering were subsequently registered for resale by the investors on July 30, 2004.

    In December 2004, WorldGate completed a private placement of 208,333 shares of our common stock to K.Y. Chou, president of Mototech, at a sales price of $2.40 per share, which resulted in additional gross proceeds to the Company of $500,000. In connection with this placement, the Company granted warrants to Mr. Chou to purchase up to 62,500 shares of our common stock at an exercise price of $2.88 per share.

Item 6. Selected Financial Data.

        The following table represents selected consolidated financial information for the five-year period ended December 31, 2004. This data should be read in conjunction with our financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except share and per share data)
Statement of operating activities of continuing operations data:
Revenues	$—	$—	$—	$—	$231
Cost of revenues	—	—	—	—	103

Gross margins	$—	$—	$—	$—	128

Costs and expenses:
Engineering and development	—	—	—	3,000	4,001
Sales and marketing	—	—	—	466	1,362
General and administrative	—	—	—	3,031	5,399
Depreciation and amortization	—	—	—	—	477

Total costs and expenses	—	—	—	6,497	11,239

Loss from operating activities of continuing operations	—	—	—	(6,497)	(11,111)
Other interest and other income	—	—	—	—	1,023
Change in fair value of warrants and conversion options	—	—	—	—	(10,091)
Interest and other expense	—	—	—	—	(6)

Loss from continuing operations	—	—	—	(6,497)	(20,185)
Income (loss) from discontinued operations	(49,597)	(31,346)	(19,210)	(2,908)	36

Net loss	(49,597)	(31,346)	(19,210)	(9,405)	(20,149)
Accretion on preferred stock and dividends	—	—	—	—	(951)

Net loss available to common Stockholders	$(49,597)	$(31,346)	$(19,210).	$(9,405)	$(21,100)

Basic and diluted loss from continuing operations per common share	$0.00	$0.00	$0.00	$(0.28)	$(0.72)

Basic and diluted income (loss) from discontinued operations per common share	(2.23)	(1.33)	(0.81)	(0.12)	0.00

Basic and diluted net loss per common share	$(2.23)	$(1.33)	$(0.81)	$(0.40)	$(0.72)

Basic and diluted net loss available to common shareholders per common share	$(2.23)	$(1.33)	$(0.81)	$(0.40)	$(0.76)

Weighted average common stock Outstanding—basic and diluted	22,246,143	23,501,543	23,573,935	23,259,611	27,881,347

As adjusted net loss available to common stockholders(2)	$(49,356)	$(30,985)	$(19,210)	$(9,405)	$(21,100)
As adjusted basic and diluted net loss available to common shareholders per common share(2)	$(2.22)	$(1.32)	$(0.81)	$(0.40)	$(0.76)

Balance sheet data:
Cash and cash equivalents, restricted cash and short term equivalents	$46,505	$14,613	$3,807	$3,365	$11,840
Total assets	74,841	33,792	14,019	5,117	13,822
Long-term obligations, including current portion	421	1	—	—	—
Redeemable Preferred Stock	—	—	—	—	2,995
Total stockholders' equity (deficit)	55,781	25,415	7,295	3,680	(5,572)
Other data:
Common shares outstanding	23,308,196	23,565,295	23,077,963	25,706,843	30,865,777

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

        We may from time to time make written or oral forward-looking statements, including those contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "estimate," "project," "believe," "intend," "expect," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors that could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on our behalf. The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) industry competition factors and other uncertainty that a market for our products will develop, (3) challenges associated with HSD operators (including, uncertainty that they will offer our products, inability to predict the manner in which they will market and price our products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our products), (4) continued losses, (5) difficulty or inability to raise additional financing on terms acceptable to us, (6) departure of one or more key persons, (7) delisting of our Common Stock from the NASDAQ Small Cap Market, (8) changes in regulatory requirements, and (9) other risks identified in our filings with the Securities and Exchange Commission. We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

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

        Discontinued Operations.    During the first quarter of 2004, we transitioned from the business of developing and selling interactive television, or ITV, technology, products and services for use in conjunction with cable TV broadband networks (the "ITV business") to the development of our video phone products as our primary business focus. During the twelve months ended December 31, 2003 and 2004, the Company had revenues from discontinued operations of $3,886 and $82, respectively. Cost of revenues for the twelve months ended December 31, 2003 and 2004 were $5,849 and $43, respectively. Concurrently, operating expenses, consisting of Research and Development, Marketing, General and Administration, and Depreciation and Amortization costs were also reduced as a result of the transition from the ITV business. These expenses for discontinued operations were $3,497 and $16 for the twelve months ended December 31, 2003 and 2004, respectively. For the twelve months ended December 31, 2003 and 2004, other income and other expense relating to discontinued operations were $2,552 and $13, respectively. Included in 2003 were $484 of losses incurred on the sale of certain property and equipment, and $3,000 from the sale of intellectual property and other assets to TV Gateway LLC (refer to footnote 13. to our consolidated financial statements).

        Revenue Recognition.    Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectibility is reasonably assured, and either the delivery and the acceptance of the equipment has occurred or services have been rendered.

        Inventories.    Our inventory consists primarily of finished goods equipment to be sold to our customers. The cost is determined on an average cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. Any significant unanticipated changes in the factors noted above could have an impact on the value of our inventories and our reported operating results. With the current shift in focus to our new video phone business, our inventory balance of $1,668 consisted of $1,622 relating solely to our ITV business, which was fully reserved for at December 31, 2004, and $46 related solely to our new video phone business.

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

        We have a full valuation allowance against the net deferred tax asset of $79,290 as of December 31, 2004, due to our lack of earnings history and the uncertainty as to the reliability of the asset. In the future, if sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we would be required to reduce our valuation allowance, resulting in a benefit from income tax in the consolidated statement of operations.

        Accounting for Contractual Obligation related to Equity Financing.    In July 2000, four cable operators purchased our shares. As part of the financing arrangement, we agreed to provide the four cable operators with a credit to be used to purchase products that pertain to the development and deployment of our service equal to 25% of the amount they invested. We recorded a liability to satisfy this obligation based on our best estimate of what it would cost to satisfy the credit. Our policy has been not to adjust the liability after it had been established. When equipment credits are utilized by the cable operators, the value of the equipment is reflected in its entirety in the cost of revenues and a portion of the recorded contractual obligation is adjusted against additional paid in capital. The equipment credit expired on August 24, 2003. In August 2003, the unused credit balance of $3,283 was reclassified from the recorded liability to additional paid in capital.

        Stock-Based Compensation.    The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has presented the required SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure. At December 31, 2004, the Company had stock-based compensation plans, which are described separately in Note 8. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company's fixed stock-based compensation.

        Accounting for Preferred Shares.    The Company accounts for preferred stock in accordance with EITF topic D-98 "Classification and Measurement of Redeemable Securities", the Redeemable Preferred Stock was recorded in the financial statements as temporary equity. Additionally, the fair value of warrants and preferred stock conversion options were recorded into the financial statements as liabilities as a result of their features that require accounting under FAS 133 "Accounting for Derivative Instruments and Hedging Activities, as amended." At each reporting balance sheet date, an evaluation is made of these valuations and marked to market.

2004 versus 2003

Revenues

        Revenues.    Revenues from continuing operations of $231 were realized during the twelve months ended December 31, 2004. These revenues represent the initial deliveries of video phones for pre-market testing. There were no revenues from continuing operations for the twelve months ended December 31, 2003. Revenue from the sale of equipment is recognized by the Company when the products are shipped.

Costs and Expenses

        Cost of revenues.    The cost of revenues from continuing operations relating to the initial deliveries of video phones was $103 for the twelve months ended December 31, 2004. There were no cost of revenues from continuing operations for the twelve months ended December 31, 2003.

        Engineering and Development.    Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of the Company's video phone product. Engineering and development costs were $4,001 for the twelve months ended December 31, 2004, compared with $3,000 for the twelve months ended December 31, 2003. This increase in 2004 over 2003 of $1,001 or 33%, reflects our increased shift of efforts of our engineering staff, and related costs, from our ITV business (discontinued operations) to the continuing development of its video phone product.

        Sales and Marketing.    Sales and marketing expenses consist primarily of compensation, attendance at conferences and trade shows, travel costs, promotions and other marketing programs related to the introduction of our video phone product. Sales and marketing costs were $1,362 for the twelve months ended December 31, 2004, compared with $466 for the twelve months ended December 31, 2003. This increase of $896, or 192%, reflects the increased marketing and promotional expenditures, trade shows attendance, as well as a shift in efforts from our ITV business to our video phone product.

        General and Administrative.    General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees. General and administrative expenses were $5,399 for the twelve months ended December 31, 2004, compared with $3,031 for the twelve months ended December 31, 2003. The increase of $2,368, or 78%, is attributable primarily to our transition of nearly all of our administrative management compensation, facility, legal, finance and professional consulting fees toward the further development of the video phone business, and a non cash charge of $1,332 during the twelve months ended December 31, 2004, reflecting a Black Scholes estimate of the value of the warrants issued as part of the private placement of our stock to certain investors in January, June and December 2004, and warrants issued to Motorola in September 2004 in conformity with the terms of the agreement signed in April 2004. For the twelve months ended December 31, 2003, video phone related costs were $3,031, or 66% of total General and Administrative expense of $4,589 (including $1,558 in discontinued operations).

        Interest and Other Income and Interest Expense.    Interest and other income and interest expense from continuing operations consisted of interest earned on cash and cash equivalents, and interest expense on short-term debt. Total interest and other income increased to $1,023 for the twelve months ended December 31, 2004 from $0 for the twelve months ended December 31, 2003. During the twelve months ended December 31, 2004, we earned interest income of $86 on average cash balances of approximately $6,601, and incurred interest expense of $6 related to insurance financing. In comparison, during the twelve months ended December 31, 2003, we earned interest on average cash balances that are consolidated with discontinued operations of approximately $2,222, and incurred interest expense of $6 related to our insurance financing. Included in total interest and other income is $928 which represents deferred rent credits of $143 and cancelled unpaid rent of $785 relating to the amendment of our facility lease in June 2004. For more details, refer to Note 11 to our consolidated financial statements.

        Non Cash Change in Fair Value of Warrants and Conversion Options.    For the twelve months ended December 31, 2004, the non cash change in fair value of warrants and conversion option was an expense of $10,091. This expense was the result of a marked to market adjustment as of December 31, 2004 related to our June 23, 2004 private placement of our Series A Convertible Preferred Stock and

Warrants. Over the life of the instruments, these marked to market adjustment of gains and losses will offset and net to $0.

        Income Taxes.    We have incurred net operating losses since inception and accordingly have had no income taxes and have not recorded any income tax benefit for those losses.

2003 versus 2002

        Since our formation in 1995 and into January 2004, our company had been in the business of developing and selling interactive television ("ITV") technology, products and services for use in conjunction with cable TV broadband networks (the "ITV" Business"). Using our solutions, cable TV operators branded, marketed, and offered a wide variety of ITV packages to consumers. These packages included walled gardens of information, communications solutions complete with Internet-based e-mail and chat, and Web surfing, all presented and engaged on the TV set.

        During the third quarter of 2003, we completed a sale of certain assets, including our ITV intellectual property rights and our membership interest in TVGateway, LLC, for $3 million in cash to TVGateway, LLC, a company we were instrumental in forming. Our transaction with TVGateway, LLC marked a shift in our business away from the ITV Business and toward a new video phone product and associated business. Although we continued to support our current ITV Business during the first quarter of 2004, our new video phone product became our primary product focus. We advised our ITV customers of our de-emphasis of ITV going forward. We informed them that we were willing to continue our efforts into 2004 as long as we could do so on a profitable basis. In January, with all our customers having taken steps to terminate their ITV service in their markets, we decided to formally end our ITV business and began to account for our ITV business as a discontinued operation. The funds we received from the sale of assets to TVGateway, LLC, as well as the funds we received as a result of private placements of our securities on December 1, 2003 and December 4, 2003, have permitted us to fund the development of our new video phone business and our continuing operations in 2004.

Revenues

        Revenues.    For the years ended December 31, 2003 and December 2002, our revenues from continuing operations were $0. Revenues from discontinued operations for the year 2003 were primarily the result of first quarter products sales and consulting fees to TVGateway, LLC, a then unconsolidated entity, subscriber fees from cable operators providing our interactive television products and services, and certain excess inventory and equipment sold during the year. Revenues for the twelve months ended December 31, 2003 related to the discontinued operations were $3,886, compared to $13,878 for the same period in 2002. This revenue decrease of $9,992 from 2002 to 2003 is primarily attributable to reduced consulting fees with TVGateway. For the twelve months ended December 31, 2003, TVGateway consulting fees were $794, compared to $11,484 for the twelve months ended December 31, 2002. During the fourth quarter of 2003, we also sold approximately $300 of excess inventory at auction that was related to the discontinued operations.

Costs and Expenses

        Cost of Revenues.    Cost of revenues from continuing operations were $0 for the twelve months ended December 31, 2003 and 2002. Cost of revenues for the year 2003 related to discontinued operations consisted of primarily equipment product costs related to commercial deployments, the sale of excess inventory and equipment, and service fee revenue costs related primarily to the provision of engineering and administrative services. Such discontinued operations costs of equipment product revenues for the twelve months ended December 31, 2003 were $5,849, or approximately 261% of equipment product revenues, compared to the discontinued operations product costs of revenues of

$4,537, or approximately 479% of equipment product revenues, for the twelve months ended December 31, 2002. The decrease in the cost of equipment product revenues as a percent of total equipment product revenues for the twelve months ended December 31, 2003, as compared to the twelve months ended December 31, 2002, was primarily the result of increased level of equipment revenues, partially offset by an increase in inventory provisions recorded against the carrying amount of inventory products to adjust them to their net realizable value. For the twelve months ended December 31, 2003, discontinued operations inventory adjustments were $3,037. For the twelve months ended December 31, 2002, such inventory adjustments were $2,209. Service fee costs of revenues from discontinued operations for the twelve months ended December 31, 2003 were $807, or approximately 49% of service fee revenues. Comparable service fee costs of revenues were $11,284 or approximately 87% of service fee revenues for the twelve months ended December 31, 2002. The decrease in service fee cost of revenues of $10,477 for the twelve months ended December 31, 2003, when compared to the same period in 2002, is primarily attributable to decreased costs related to consulting fees with TVGateway and the additional support costs relating to a decreased subscriber base.

        Engineering and Development.    Engineering and development expenses from continuing operations primarily consisted of compensation, the cost of design, programming, testing, documentation, and support of the Company's video phone product. For the twelve months ended December 31, 2003 and 2002, such expenses were $3,000 and $0, respectively. This increase in 2003 over 2002 reflected our increased shift of efforts of our engineering staff, and related costs from our discontinued ITV business to the continuing development of our video phone product. Engineering and development expenses related to discontinued operations primarily consisted of the cost of design, programming, testing, documentation and support of our ITV related hardware, software and services. For the twelve months ended December 31, 2003, discontinued operation engineering and development costs were $792, a decrease of approximately 90% when compared to $7,705 for the twelve months ended December 31, 2002. This decrease in expenses of $6,913 is primarily attributable to the shift of efforts and related costs from the discontinued ITV business to the continuing video phone business.

        Sales and Marketing.    Sales and marketing expenses from continuing operations consisted primarily of compensation, attendance at conferences, trade shows, travel costs, promotions and other marketing programs related to the introduction of the Company's video phone product. For the twelve months ended December 31, 2003 and 2002, such expenses were $466 and $0, respectively. This increase in 2003 over 2002 reflected our marketing and promotional expenditures, trade show attendance, as well as a shift in efforts from our ITV business to the continuing marketing of our video phone product. Sales and marketing costs from discontinued operations consisted primarily of compensation, attendance at conferences and trade shows, travel costs necessary to cover a domestic and international customer market base, promotions and other marketing programs substantially related to ITV trial installations and commercial deployments. For the twelve months ended December 31, 2003 sales and marketing expenses from the discontinued ITV business were $405. This represents a decrease of approximately 84% when compared to such sales and marketing expenses of $2,585 for the twelve months ended December 31, 2002. This decrease in expenses is primarily attributable to our shift in efforts to Ojo video phone marketing and promotional expenditures, trade show attendance as well as a shift in efforts from our ITV business to the continuing video phone business.

        General and Administrative.    General and administrative expenses from continuing operations were $3,031 and $0 for the twelve months ended December 31, 2003 and 2002, respectively. This increase in 2003 over 2002 reflects our transition of our administrative management compensation, facility, legal, finance and professional consulting fees toward the further development of the video phone business. General and administrative expenses from discontinued operations consisted primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting, insurance and other professional fees. General and administrative expenses from discontinued operations were $1,558 for the twelve months ended December 31, 2003, a decrease of

49% when compared to expenses of $3,069 for the same period in 2002. This decrease in expenses is primarily attributable to our transition of our management compensation, facility costs, and professional fees from our ITV business to the video phone business.

        Goodwill Impairment.    During the second quarter of 2002, in an effort to cut costs and achieve operational efficiencies, we commenced the termination of all personnel of the former DVA, which performed engineering development services. In conjunction with this action, it was determined that the carrying amount of the Company's remaining goodwill, which was originally recorded with our acquisition of DVA and related to our discontinued operations, exceeded its fair value. As such, we measured the impairment loss by the amount the carrying value exceeded the implied fair value of the goodwill. The amount of the non-cash impairment loss was $3,006. The fair value of goodwill was estimated using the expected present value of future cash flows.

        Interest and Other Income and Interest Expense.    Interest and other income and interest expense were from discontinued operations and consisted of interest earned on cash and cash equivalents and short-term investments, and interest expense on equipment financing and short-term debt. Interest and other income decreased from $462 for the twelve months ended December 31, 2002 to $75 for the twelve months ended December 31, 2003, primarily due to declining average cash and short term investment balances and to declining interest rates. During the twelve months ended December 31, 2002, we earned interest on average cash balances solely from discontinued operations of approximately $8,311 and incurred interest expense related to our equipment financing facility in the amount of $7. In comparison, during the twelve months ended December 31, 2003 we earned interest on average cash balances that are consolidated with discontinued operations, of approximately $2,222 and incurred interest expense related to our insurance financing in the amount of $6.

        Gain on sale of intellectual property and investment in TVGateway.    On September 30, 2003, we sold certain intellectual property rights and certain software and equipment related to our discontinued ITV operations to TVGateway, LLC, for $2.4 million in cash, pursuant to an Asset Purchase Agreement (the "Purchase Agreement"), which we executed with TVGateway in August 2003. Pursuant to the Purchase Agreement we retained a royalty-free license to the intellectual property rights that were sold, enabling us to use the intellectual property rights to continue to conduct our business as then being conducted. Concurrently with the execution of the Purchase Agreement, we and TVGateway also entered into a redemption agreement pursuant to which we redeemed our equity interest in TVGateway for $600,000 in cash, paid concurrently with the execution of the redemption agreement. The intellectual property rights had previously been expensed as incurred. Similarly, we did not carry an equity balance for our interest in TVGateway. The aggregate effect of these transactions was a gain of $3 million, which is reported in the loss from discontinued operations in 2003.

        Income Taxes.    The Company has incurred net operating losses since inception and accordingly had no income taxes and has not recorded any income tax benefit for those losses.

Liquidity and Capital Resources

        As of December 31, 2004, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, are of high quality investment grade and have original maturities of less than three months.

        At December 31, 2004, we had cash and cash equivalents of $11,840 (and no short-term investments) as compared to cash and equivalents of $3,365 (and no short-term investments) at December 31, 2003. Net cash used in continuing operations was $7,084 for the twelve months ended December 31, 2004, as compared to $3,644 used for the same period in 2003. This increase in net cash used for continuing operations was primarily attributable to our increase in expenditures during the twelve months ended December 31, 2004, related to the video phone business. We recorded bad debt expense in the amount of $16 from discontinued operations in 2004 to reflect our current assessment of the collectability of certain receivables.

        Cash provided by financing activities from continuing operations during the twelve months ended December 31, 2004, totaled $16,349 compared to $1,490 provided during the same period in 2003. Pursuant to the Purchase Agreement we retained a royalty-free license to the intellectual property rights that were sold, enabling us to use the intellectual property rights to continue to conduct our business as then being conducted. Concurrently with the execution of the Purchase Agreement, we and TVGateway also entered into a redemption agreement pursuant to which we redeemed our equity interest in TVGateway for $600,000 in cash, paid concurrently with the execution of the redemption agreement. The intellectual property rights had previously been expensed as incurred. Similarly, we did not carry an equity balance for our interest in TVGateway. The aggregate effect of these transactions was a gain of $3 million, which is reported in the loss from discontinued operations in 2003.

Operations and Liquidity.

        To date, we have funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999. As of December 31, 2004 the Company had cash and cash equivalents of $11,840. The operating cash usage from continuing operations for the twelve months ended December 31, 2004 and 2003 was $7,084 and $3,644, respectively. As of December 31, 2004 we have $37 of outstanding debt and our assets are not pledged as collateral. We continue to evaluate the possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.

        With the private placement of our common stock, together with additional rights and warrants, aggregate gross proceeds received of $1.5 million in January 2004, the private placement of our common stock in April 2004 providing proceeds of $1.0 million, the June 2004 private placement of our redeemable preferred stock aggregating proceeds received of $7.55 million, the December 2004 private placement of common stock of $500, the exercise of additional investment rights and warrants of $6.2 million in December 2004, January and February 2005, and the exercise by employees and former employees of options throughout 2004, January and February 2005 aggregating gross proceeds of $900; we project we will have sufficient funding to continue operations through 2005, assuming no additional funding is received and assuming no impact from sales. Depending on the timing and magnitude of the ramp up of video phone sales, it is possible that our current cash may be sufficient to get us to a cash break even position. We do however have an obligation to pay individuals on, as well as to redeem our outstanding Series A Preferred Stock (see Part II, Item 5, Sale of Unregistered Securities (3) for additional information) upon maturity, or at the earlier option of a holder of these securities. Under certain limited circumstances, however, we may be forced to make such payments and redemptions with cash instead of shares of our common stock. In such event our ability to fund continuing operations would be negatively impacted. No assurances can be given that sufficient sales, if any, will materialize, or that a funding transaction can be consummated prior to the depletion of our available cash. We however remain hopeful that sales will materialize and/or that sufficient funding can be developed through funding or ongoing operations to continue our operations.

Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk.    Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

        As of December 31, 2004, our cash and cash equivalents were $11,840, most of which were securities having a maturity of less than three months. Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the twelve months ended December 31, 2004 would have decreased by approximately $95. This estimate assumes that the decrease occurred on the first day of 2004 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

        Foreign Currency Exchange Risk.    Although we transact business in various foreign countries, the principal portion of our business is in the United States and substantially all of our revenues and costs to date have been denominated in U.S. dollars. Although our agreement with Mototech, our contract manufacturer in Taiwan, is denominated in U.S. dollars, their material acquisition costs are subject to exchange rate changes that could impact our product costs.

Disclosure of Contractual Obligations

	Total	Less than 1 year	1 - 3 years	3 - 5 years	Over 5 years
Operating lease	$23	$6	$12	$5	$—

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB FIN 46(R), Consolidation of Variable Interest Entities. FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of FIN 46 did not have a material impact on WorldGate's results of operations or financial position.

        In November 2004, the FASB issued SFAS No. 151 "Inventory Costs" which amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle.

SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with our quarterly period that begins after June 15, 2005, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.

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

Our ITV Business has accounted for most of our revenues to date; we cannot reliably project our continued revenues, and we expect to incur significant losses for an indefinite period of time.

        The ITV Business, including the assets we sold in the TVGateway transaction, has historically accounted for substantially all of our revenue. Since we have discontinued the ITV Business and transitioned to become a developer, manufacturer and seller of video phone products we cannot reliably predict our future revenues, and no assurances can be provided as to the amount of ongoing revenues, if any, or to the periods in which any such revenues may be received. Our video phone business involves the development of a new product line with no market penetration in an undeveloped market sector. We do not expect our video phone business to produce any significant revenues in the near term, and we plan to operate at a loss for at least the near term. We cannot predict to what extent our video phone product will begin to produce revenues, or whether we will ever reach profitability. If we are unable to achieve significant levels of recurring revenue from our video phone business, our losses will likely continue indefinitely. If this occurs, the market price of our common stock and our viability as a going concern could suffer.

We expect to be increasingly dependent on a single line of business that currently has no history of revenues. We cannot predict our future results because our video phone business has no operating history.

        Our primary line of business has become the development of video phone products and technology. We are still in the process of launching our first product based on this technology and consequently there are currently no substantial revenues from this line of business. Given the lack of operating history in the video phone business, it is difficult to predict our future results. Investors should consider the risks and uncertainties that we may encounter as a pre-revenue-stage company in a new and unproven market. These uncertainties include:

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

  •
  global economic conditions.

Our video phone technology and products remain subject to significant uncertainty.

        Our video phone technology and products are in the early commercialization stage and have not been fully proven. The market for products related to video telephony is characterized by uncertain user and customer requirements, and the emergence of new communications standards and practices. Each of these characteristics could impact our video phone products, intellectual property and system designs. The successful development of our products is subject to the risks that:

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

        In addition, our video phone technology and product will need to be compatible with a broad array of disparate technologies in order to be interoperable with other products routinely used in HSD operations such as routers, switches, operating systems and billing systems software. Without compatibility, we may not achieve market acceptance or demand for our products within our target base of customers because our products will not operate with many of the applications the target customers currently use.

We will rely on third parties to provide certain components and services for our video phone products. If our vendors fail to deliver their products in a reliable, timely and cost-efficient manner, our business will suffer.

        We expect to depend on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key components and services critical for the product we are developing in our video phone business. A formal relationship with Mototech, Inc. has been established for the volume manufacture of Ojo. If Mototech, Inc. or other providers of components and/or manufacturing services do not produce these components or provide their services on a timely basis, if the components or services do not meet our specifications and quality control standards, or if the components or services are otherwise flawed, we may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage our reputation and could adversely affect our operating results. As a result, we could lose potential customers and any revenues that we may have at that time may decline dramatically.

We will rely on third parties to provide certain marketing and distribution services for our video phone products. If our vendors fail to deliver their services in a reliable, timely and cost-efficient manner, our business will suffer.

        We have a formal distribution agreement with Motorola, Inc. for the marketing and distribution of our Ojo video phone. Under this agreement, Motorola and its distribution partners are responsible for the worldwide marketing and distribution of the Ojo video phone. If they are not successful, our operating results will be adversely affected, our revenue could be significantly reduced and we could lose potential customers.

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

We may not be able to achieve competitive pricing in the marketplace.

        Because video phone products are relatively new to the marketplace there is no established market pricing. Our pricing for the Ojo video phone may be considered high for a consumer product offering. Although we anticipate cost reductions and volume manufacturing will reduce the price of our products we cannot be assured that reductions in our pricing will occur or if such reductions are achieved whether the extent of such reductions will provide competitive market pricing.

We are highly dependent on our key personnel to manage our business, and because of competition for qualified personnel we may not be able to recruit or retain necessary personnel.

        Our continued growth and success depend to a significant degree on the continued services of our senior management and other key employees and our ability to attract and retain highly skilled and experienced technical, managerial, sales and marketing personnel. We have historically been a developer of products related to ITV. Our video phone business represents an expansion into the development of HSD communications hardware and software products in which we have limited experience. As we enter this new line of business, we also expect to encounter new product development challenges, new customer requirements, new competitors and other new business challenges, with which our existing management may be unfamiliar. There can be no assurance that we will be successful in recruiting new personnel or in retaining existing personnel. None of our employees is subject to a long-term employment agreement. The loss of one or more key employees or our inability to attract additional qualified employees could have a material adverse effect on our business, results of operations and financial condition. In addition, we may experience increased compensation costs in order to attract and retain skilled employees.

We may not be successful in developing or maintaining strong distribution channels for our video phone products.

        The success of the video phone business depends on developing strong relationships with cable operators and other HSD communications providers and distribution channel partners who are selling services to end-users. We plan to rely primarily on Motorola and our HSD operator and electronics distribution channel relationships to market our video phone products. If we are not successful in creating a strong distribution channel in a timely manner, we may not gain significant sales.

We may not be able to compete successfully in the highly competitive and rapidly evolving HSD communications market.

        The market for products that utilize HSD communications is still developing and there can be no assurance that our product will ever achieve market acceptance. Since we have no existing customers for our video phone business, cable operators and other HSD network providers must be convinced to buy our video phone product. To the extent we do not achieve growth, it will be difficult for us to generate meaningful revenue or to achieve profitability.

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
  quality of service issues;

  •
  inconsistent service; and

  •
  lack of cost-effective, high-speed access.

        If the use of the HSD infrastructure as a commercial marketplace does not continue to grow, we may not be able to grow our customer base, which may prevent us from achieving profitability.

We may not have sufficient working capital to fund our continuing video phone business, and we may be unable to obtain additional capital. If we obtain additional financing, you may suffer significant dilution.

        Despite the receipt of proceeds from the TVGateway transaction and several private placements of our securities, we may need to seek additional third party investment during 2005 in order to provide additional working capital for our video phone business. We cannot be certain that financing from third parties will be available on acceptable terms to us or at all. The extent and timing of our future capital requirements will depend upon several factors, including the rate of market acceptance of our products, the degree of competition for our products, and our level of expenditures, including those for product development, sales and marketing. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. The levels of funding of pre-revenue-stage companies generally by both venture funds and strategic investors have fallen dramatically in the past few years. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. If we are unable to secure such additional financing, we will have to curtail or suspend our business activities and may have to seek protection of the bankruptcy courts. If that happens, you could lose your entire investment. If we cannot raise additional financing on acceptable terms, we may not be able to continue to operate our business as a going concern. Further, if we issue equity securities, our shareholders may experience severe dilution of their ownership percentage, and the new equity securities may have rights, preferences or privileges senior to those of our common stock. If our common stock is listed on The NASDAQ National Market or The NASDAQ SmallCap Market at the time of the proposed equity financing resulting in the sale and issuance of twenty percent or more of the outstanding shares of our capital stock, we may be required to obtain stockholder approval of such issuance. There can be no assurance that we will be able to obtain any necessary stockholder approval, and the failure to obtain such approval could limit our ability to obtain needed capital. Due to the factors mentioned herein, our accountants have stated in their audit report that there is substantial doubt about our ability to continue as a going concern.

In the event that our common stock is delisted from NASDAQ SmallCap Market, it may be subject to the requirements of the rules relating to "penny stocks."

        Our common stock is currently listed on the NASDAQ SmallCap Market, which has requirements for the continued listing of stock. If we fail to continue to meet these listing requirements we will become subject to delisting. For example, if our common stock trades below $1.00 for 30 consecutive trading days, or if we fail to meet any of the other listing requirements including the market capitalization and minimum stockholders equity requirements, our common stock may be delisted from the NASDAQ SmallCap Market. If our shares are delisted from the NASDAQ SmallCap Market, they are likely to become subject to the SEC penny stock rules, which could adversely affect the market liquidity of our common stock. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors; and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline, and you could find it more difficult to sell your stock.

Our stock price is volatile.

        The trading price for our common stock has been volatile, ranging from a sales price of $0.22 in April 2003, to a sales price of over $6.00 per share in December 2004. The price has changed dramatically over short periods with changes of over 60% percent in a single day. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

Prior offerings of our common stock may have an adverse impact on the market value of our stock.

        During 2003 and 2004 we issued shares of our common stock as part of various private placements to certain institutional investors and as part of that transaction filed three registration statements, which provided for the sale or distribution of these shares by these institutional investors. When these investors sell their shares we will not receive any proceeds from the sales. The sale of these blocks of stock, or even the possibility of its sale, may adversely affect the trading market for our common stock and reduce the price available in that market.

        In connection with these private placements, we also issued warrants and additional investment rights to purchase shares of common stock. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding warrants and additional investment rights could adversely affect the prevailing market price of our common stock. Further, the holders of the outstanding warrants and additional investment rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

        Refer to Interest Rate Risk and Foreign Currency Exchange Risk on page 19 for a discussion of this item.

Item 8. Financial Statements and Supplementary Data.

WORLDGATE COMMUNICATIONS, INC.

INDEX TO FINANCIAL STATEMENTS

*
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
WorldGate Communications, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of WorldGate Communications, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldGate Communications, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

        Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net accumulated deficiency of $220 million that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
February 24, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
WorldGate Communications, Inc.:

        In our opinion, the consolidated statements of operations, stockholders' (deficiency) equity and of cash flows for the year ended December 31, 2002 listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of WorldGate Communications, Inc. and its Subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the year ending December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, which appears in the financial statements included in the Company's Form 10-K for the year ended December 31, 2002 and not presented herein, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2, which appears in the financial statements included in the Company's Form 10-K for the year ended December 31, 2002 and not presented herein. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
February 14, 2003, except as to the discontinued operations described in Note 18 as to which the date is March 21, 2005.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,365	$11,840
Trade accounts receivable less allowance for doubtful accounts of $0 at December 31, 2004 and $381 at December 31, 2003	135	—
Other receivables	11	28
Inventory	0	46
Prepaid and other assets	199	184

Total current assets	3,710	12,098

Property and equipment	2,605	3,530
Less: accumulated depreciation and amortization	(1,338)	(1,815)

Property and equipment, net	1,267	1,715
Deposits and other assets	140	9

Total assets	$5,117	$13,822

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable	$440	$222
Accrued expenses	594	951
Accrued compensation and benefits	238	540
Dividend payable on Preferred Stock	0	85
Detachable Warrants	0	5,583
Notes payable	0	37
Conversion option on Preferred Stock	0	8,612
Deferred revenues	0	369
Deferred rent credit	30	0

Total current liabilities	1,302	16,399
Deferred rent credit	135	0

Total liabilities	$1,437	$16,399

Commitments	$—	$—

Redeemable Preferred Stock; 7,550,000 shares authorized, 0 shares issued and outstanding at December 31, 2003, and 6,775,000 outstanding at December 31, 2004	$0	$2,995

Total Stockholders' (deficiency) equity:
Preferred Stock, $.01 par value, 5,950,000 shares authorized	$0	$0
Common Stock, $.01 par value; 80,000,000 shares authorized, 25,706,843 shares issued and outstanding at December 31, 2003 and 30,865,777 shares issued and outstanding at December 31, 2004	262	308
Additional paid-in capital	202,466	213,863
Unearned compensation	(400)	0
Accumulated deficit	(198,643)	(219,743)
Less Treasury Stock, at cost 0 and 500,000 shares as of December 31, 2003 and 2004, respectively	(5)	0

Total stockholders' (deficiency) equity	3,680	(5,572)

Total liabilities and stockholders' (deficiency) equity	$5,117	$13,822

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2002	2003	2004
Revenues	$0	$0	$231
Cost of revenues	0	0	103

Gross margins	0	0	128

Engineering and development (excluding depreciation and amortization amounts of $0, $0, and $64, respectively).	0	3,000	4,001
Sales and marketing (excluding depreciation and amortization amounts of $0, $0 and $13, respectively).	0	466	1,362
General and administrative (excluding depreciation and amortization amounts of $0, $0 and $400, respectively).	0	3,031	5,399
Depreciation and amortization	0	0	477

Total expenses from continuing operations	0	6,497	11,239

Loss from operating activities of continuing operations	0	(6,497)	(11,111)
Interest and other income	0	0	1,023
Change in fair value of warrants and conversion options	0	0	(10,091)
Interest and other expense	0	0	(6)

Loss from continuing operations	$0	$(6,497)	$(20,185)
Income (loss) from discontinued operations	(19,210)	(2,908)	36

Net loss	(19,210)	(9,405)	(20,149)
Accretion on preferred stock and dividends	0	0	(951)

Net loss available to common stockholders	$(19,210)	$(9,405)	$(21,100)

Loss from continuing operations per common share (Basic and Diluted)	$0.00	$(0.28)	$(0.72)
Income (loss) from discontinued operations per common share (Basic and Diluted)	(0.81)	(0.12)	0.00

Net loss per common share (Basic and Diluted)	$(0.81)	$(0.40)	$(0.72)

Net loss available to common shareholders per common share (Basic and Diluted)	$(0.81)	$(0.40)	$(0.76)

Weighted average common shares outstanding (Basic and Diluted)	23,573,935	23,259,611	27,881,347

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY

(DOLLARS AND SHARES IN THOUSANDS)

	Common Stock
							Treasury Stock
			Additional Paid-In Capital	Warrants for Class A Common Stock	Accumulated Deficit	Unearned Stock-based Compensation			Totals Stock holders' Equity
	Shares	Amount					Shares	Amount
Balance at December 31, 2001	25,565	$236	$193,488	$1,911	$(170,028)	$(192)			$25,415
Authorization of deferred Compensation						192			192
Sale of Common Stock	13		15						15
Acquisition of Treasury Stock							(500)	$(5)	(5)
Other—includes partial Contractual Obligation termination of $801			888						888
Net Loss for the year					(19,210)				(19,210)

Balance at December 31, 2002	23,578	236	194,391	1,911	(189,238)	—	(500)	(5)	7,295

Remaining portion of unearned compensation to vendor						(400)			(400)
Non-cash stock based Compensation			817						817
Issuance of Common Stock	2,629	26	2,175						2,201
Termination of Warrants			1,911	(1,911)
Other—includes final Contractual Obligation termination of $3,283			3,172						3,172
Net Loss for the year					(9,405)				(9,405)

Balance at December 31, 2003	26,207	262	202,466	—	(198,643)	(400)	(500)	(5)	3,680

Authorization of earned compensation to vendor						400			400
Non-cash stock based Compensation			1,332						1,332
Cancellation of Treasury Stock	(500)	(5)					500	5
Issuance of Common Stock	2,361	23	3,668						3,691
Exercise of Stock Options	446	4	809						813
Exercise of Warrants	2,352	24	5,588						5,612
Accretion on preferred stock and dividends					(951)				(951)
Net Loss for the year					(20,149)				(20,149)

Balance at December 31, 2004	30,866	$308	$213,863	$—	$(219,743)	$—	$—	$—	$(5,572)

The accompanying notes are an integral part of these consolidated financial statements

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	2002	2003	2004
Cash flows from operating activities:
Net loss	$(19,210)	$(9,405)	$(20,149)
Income (loss) from discontinued operations	19,210	2,908	(36)
Adjustments to reconcile net loss to cash used in operating activities of continuing operations:
Depreciation and amortization	0	0	477
Non-cash stock based compensation to product development vendor	0	200	400
Change in fair value of warrants and conversion options	0	0	10,091
Non-cash stock based compensation	0	778	1,332
Changes in operating assets and liabilities:
Accounts receivable	0	0	(17)
Inventory	0	0	(46)
Prepaid and other assets	0	816	219
Accounts payable	0	184	(218)
Accrued expenses	0	374	357
Accrued compensation and benefits	0	501	302
Other	0	0	204

Net operating cash flow from continuing operations	0	(3,644)	(7,084)
Net operating cash flow from discontinued operations	(10,767)	(1,248)	135

Net cash used in operating activities	(10,767)	(4,892)	(6,949)

Cash flows from investing activities of continuing operations:
Capital expenditures from continuing operations	0	0	(925)
Net investing cash flow from discontinued operations	7,937	6,788	0

Net cash used by investing activities	7,937	6,788	(925)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	0	1,490	2,813
Proceeds from the issuance of redeemable preferred stock	0	0	7,111
Proceeds from the exercise of stock options	0	0	813
Proceeds from the exercise of stock rights and warrants	0	0	5,612

Net cash provided by financing activities from continuing operations	0	1,490	16,349
Net financing cash flow from discontinued operations	63	(610)	0

Net cash provided by financing activities	63	880	16,349

Net increase (decrease) in cash and equivalents	(2,767)	2,776	8,475
Cash and cash equivalents, beginning of year	3,356	589	3,365

Cash and cash equivalents, end of year	$589	$3,365	$11,840

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except for share and per share amounts)

1.     Basis of Presentation

        The consolidated financial statements of WorldGate Communications, Inc. ("WorldGate" or the "Company") presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for annual reports on Form 10-K. WorldGate was incorporated in Delaware in 1996 to succeed to the business of the predecessor company, WorldGate Communications, L.L.C., which commenced operations in March 1995. WorldGate has developed a video phone designed specifically for personal video communication, and is differentiated, both from competitors and from previous efforts at personal video telephony, by providing: true-to-life communication; ease of deployment by high-speed data, or HSD, operators as well as businesses; a highly styled ergonomic design; and interoperation with the public switched telephone network, or PSTN.

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

2.     Summary of Significant Accounting Policies

Liquidity and Going Concern Considerations.

        As of December 31, 2004 the Company had cash and cash equivalents of $11,840. The operating cash usage from continuing operations for the twelve months ended December 31, 2004 was $7,084. During the third quarter of 2003, we completed a sale of certain assets, including our ITV intellectual property rights and our membership interest in TVGateway, LLC, for $3,000 in cash to TVGateway, LLC, a company we were instrumental in forming. Our transaction with TVGateway, LLC marked a shift in our business away from the ITV business and toward a new video phone product and associated business. The funds we received from the sale of assets to TVGateway, LLC, as well as the funds we received as a result of private placements of our securities on December 1, 2003 and December 4, 2003, January 21, 2004, April 22, 2004, June 23, 2004 and December 15, 2004, have permitted us to fund the development of our new business.

        In December 2003 and January 2004, WorldGate received investments aggregating $3,100 by certain institutional investors. These investors purchased an aggregate of 3,000,000 shares of newly issued common stock. The investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock purchased by the investors in their investment, at the same price as their investment, and five-year warrants to purchase up to 30% of the common stock purchased by the investors in their investment, at an exercise price equal to a twenty-five percent premium to their purchase price for the investment. The purchase price for the 2 million shares purchased in the December 2003 transactions were $0.80 per share, with the warrants having a $1.00 per share exercise price. The purchase price for the 1 million shares purchased in the January 2004 transaction was $1.50 per share, with the warrants having a $1.875 per share exercise price. All additional investment rights associated with the December 2003 transaction were exercised during January and February of 2004, resulting in an incremental investment of $320. All additional investment rights associated with the January 2004 transaction were exercised in May 2004, resulting in an incremental investment of $300. A portion of the warrants and additional investment right warrants associated with the December 2003 and January 2004 transactions were exercised in December 2004, resulting in an incremental investment of $281.

        In December 2003, WorldGate reached agreement with Mototech, Inc. for the purchase of 625,000 shares of newly issued common stock at $0.80 per share, in return for future design and engineering services by Mototech. WorldGate had previously contracted with Mototech to assist the Company with the design and volume manufacture of WorldGate's Ojo personal video phone. The purchase price for these shares has been fully paid as of December 31, 2004 by an equivalent reduction in the development and initial procurement payments that would otherwise be due to Mototech. As of December 31, 2004, that payment was $500. Mototech is an affiliate of Accton Technology Group. Mototech currently manufactures and distributes a full range of high performance high speed data and computer networking products, including cable set top boxes, home gateways, wireless LANs, hubs, switches, routers, and other related products. In addition, in April 2004, Mototech invested $1 million to purchase 666,666 shares of newly issued common stock at $1.50 per share.

        In June 2004, WorldGate completed a private placement of 7,550 shares of its Series A Preferred Stock at a stated value of $1000 per share, which preferred stock is convertible into the Company's common stock at a conversion price of $2.35 per share; five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share; and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. In November and December 2004, 775 preferred shares were converted to common stock, and in December 2004, 1,500,000 additional investment rights were exercised, resulting in an incremental investment of $4,710.

        In December 2004, WorldGate completed a private placement of 208,333 shares of our common stock to K. Y. Chou, president of Mototech, at a sales price of $2.40 per shares, which resulted in additional gross proceeds to the Company of $500,000. In connection with this placement the Company granted warrants to Mr. Chou to purchase up to 62,500 shares of our common stock at an exercise price of $2.88 per share.

        The Company has $16,399 of liabilities and its assets are not pledged as collateral as of December 31, 2004. These liabilities include $14,280 related to the Company's private placement of Series A Preferred Stock (refer to Footnote 5), and $369 of advanced funds from Motorola for future shipments of video phones in conformity with the Agreement signed in April 2004.

        The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources, should it need to obtain such financing. Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all. The Company has limited capacity to further reduce its workforce and scale back on capital and operational expenditures to decrease its cash usage given the measures it has already taken to reduce staff and expenses.

        The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Therefore, the financial statements do not include any adjustments relating to the Company's ability to operate as a going concern. The appropriateness of using the going concern basis in the future, however, will be dependent upon the Company's ability to address its liquidity needs as described above. There is no assurance that the Company will be able to address its liquidity needs through the measures described above on acceptable terms and conditions, or at all, and accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The independent auditors' report for the year ended December 31, 2004 included an explanatory paragraph stating that because the Company had suffered recurring losses from operations and had a net accumulated deficiency of $220 million, those issues raised substantial doubt about the Company's ability to continue as a going concern.

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

Accounting for Preferred Shares

        The Company accounts for preferred stock in accordance with EITF topic D-98 "Classification and Measurement of Redeemable Securities", and as a result the Redeemable Preferred Stock was recorded in the financial statements as temporary equity. Additionally, the fair value of warrants and preferred stock conversion options were recorded into the financial statements as liabilities as a result of their features that require accounting under FAS 133 "Accounting for derivative instruments and hedging activities." At each reporting balance sheet date, an evaluation is made of these valuations and marked to market.

Revenue Recognition

        Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectability is reasonably assured, and either the delivery and acceptance of the equipment has occurred or services have been rendered.

Cost of Revenues

        Cost of equipment product revenues reflects the purchase of video phones from the Company's supplier Mototech.

Engineering and Development Costs

        Engineering and development costs are expensed as incurred. Engineering and development costs from continuing operations were $0, $3,000 and $4,001 for the years ended December 31, 2002, 2003 and 2004, respectively.

Advertising Costs

        Advertising costs, included in sales and marketing expense, are expensed in the period incurred. Advertising expenses from continuing operations were $0, $43 and $50 for the years ended December 31, 2002, 2003 and 2004, respectively.

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

        At December 31, 2004, the Company had stock based compensation plans, which are described separately in Note 8. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company's fixed stock based compensation. Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company's net loss would have been increased to the following pro forma amounts:

	Year Ended December 31
	2002	2003	2004
Loss from continuing operations	$0	$(6,497)	$(20,185)
Income (loss) from discontinued operations	(19,210)	(2,908)	36

Net loss	(19,210)	(9,405)	(20,149)
Accretion on preferred stock and dividends	0	0	(951)

Net loss available to common shareholders, as reported	$(19,210)	$(9,405)	$(21,100)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	192	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax of $0	(4,631)	(5,523)	(2,072)

Pro forma net income	$(23,649)	$(14,928)	$(23,172)

Net loss per share:
Basic and diluted loss from continuing operations	$0.00	$(0.28)	$(0.72)
Basic and diluted income (loss) from discontinued operations	(0.81)	(0.12)	0.00

Basic and diluted net loss—as reported	$(0.81)	$(0.40)	$(0.72)

Basic and diluted net loss available to common shareholders—as reported	$(0.81)	$(0.40)	$(0.76)

Basic and diluted net loss available to common shareholders—pro forma	$(1.00)	$(0.64)	$(0.83)

        Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

Net Loss Per Share (Basic and Diluted)

        Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options and warrants. The number of potential common shares which would have been assumed to be converted in the years ended December 31, 2002, 2003, and 2004 that have a dilutive effect if the Company had income from continuing operations is 6,001,324, 7,243,403 and 11,295,669, respectively.

Comprehensive Loss

        As it relates to the Company, components of comprehensive loss include net loss and unrealized gains and losses on available for sale securities. For the years ended December 31, 2002, 2003 and 2004, net loss and comprehensive loss were identical because the carrying value of the Company's available for sale securities equaled the fair market value of such securities.

Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, embedded derivatives, accounts receivable and accounts payable. The book value of cash and cash equivalents, accounts receivable, and accounts payable is considered to be representative of their fair value because of their short maturities.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. The Company has its cash and cash equivalents placed with high quality, creditworthy financial institutions. As part of its cash management process, the Company performs periodic evaluation of the relative credit standing of these institutions.

        Accounts receivables consisted of receivables from cable operators in 2003. In 2004, accounts receivable consists of receivables with our video phone distribution partner. In 2003, a significant portion of our revenues were generated from outside the U.S. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. In 2003, the Company established allowances for potential credit losses and such losses did not exceed management expectations.

        Accounts receivable from major customers in excess of 10% of total accounts receivable were as follows (2003 percentages were from discontinued operations, there were no continuing operation sales in 2002 and 2003):

Customer	2003	2004
A	—	—
B	36%	—
C	6%	—
D	10%	—
E	—	—

	52%	—

        Sales to major customers, in excess of 10% of total revenues, were as follows for each of the years ended December 31 (years 2002 and 2003 percentages were from discontinued operations, there were no continuing operation sales in 2002 and 2003):

Customer	2002	2003	2004
A	84%	48%	—
E	—	—	100%

        Revenues from continuing operations by geographic area are attributed to the United States in 2004.

        At December 31, 2004, all of the Company's long-lived assets, which total $3,530, are located in the United States, except for $650 located in Taiwan, R.O.C.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Equities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 did not have a material impact on WorldGate's results of operations or financial position.

        In November 2004, the FASB issued SFAS No. 151 "Inventory Costs" which amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange, SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment" that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."

Beginning with our quarterly period that begins after June 15, 2005, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.

3.     Inventories

        Inventories as of December 31, 2003 and 2004 are summarized as follows:

	2003	2004
Raw material (from discontinued operations)	$1,622	$1,622
Work-in-progress	—	—
Finished goods (from continuing operations)	—	46
Inventory held by customers and vendors	—	—
Total Inventory	$1,622	$1,668

Inventory Reserve	$(1,622)	$(1,622)

Inventory	$—	$46

        During the year ended December 31, 2003, as a response to the continued slow economy, turmoil in the cable industry and the Company's slower than expected deployment of WorldGate's ITV products and services, the Company periodically re-evaluated its inventory and determined that it was in excess of foreseeable needs and should be resold. The carrying values of the inventory that were identified to be used in operations were written down to market value. Total charges to reduce the carrying amount of inventory to the lower of cost of market was $3,037 for the year ended December 31, 2003. These non-cash charges are included in the "Income (loss) from discontinued operations "line item on the consolidated statements of operations. There were no further reduction of inventory values to market values in 2004.

4.     Property and Equipment

        Property and equipment consist of the following at December 31, 2003 and 2004:

	2003	2004
	(Dollars in Thousands)
Computer equipment and system packages	$965	$1,034
Office equipment	211	211
Furniture and fixtures	625	625
Hardware, software and tooling	—	856
Leasehold improvements	804	804

	2,605	3,530
Less accumulated depreciation and amortization	(1,338)	(1,815)

Property and equipment, net	$1,267	$1,715

        Depreciation and amortization on property and equipment in the amount of $1,158, $742 and $477 was recorded for each of the three years ending December 31, 2002, 2003 and 2004, respectively.

5.     Goodwill

        The Company had goodwill of $3,608 and accumulated amortization of $602 at December 31, 2001. In accordance with SFAS No. 142, no goodwill amortization expense was recognized during the twelve month period ended December 31, 2002. During the second quarter of 2002, in an effort to cut costs and achieve operational efficiencies, the Company commenced the termination of all personnel of the former Digital Video Art, Inc. ("DVA") who performed engineering development services. In conjunction with this action, it was determined that the carrying amount of the Company's remaining goodwill exceeded its fair value. As such, the Company measured the impairment loss by the amount the carrying value exceeded the implied fair value of the goodwill. The amount of the non-cash impairment loss was $3,006 and is included in the loss from discontinued operations. The fair value of goodwill was estimated using the expected present value of future cash flows.

6.     Financing Agreements

        During 2004, the Company financed its Directors and Officers' Insurance Policy for the policy period ending April 15, 2005. At December 31, 2004, the remaining unpaid portion of the note payable totaled $37. This balance was paid subsequent to year end. The weighted average interest rate on the outstanding note payable for the year ended December 31, 2004 was 4.25%. At December 31, 2003, the Directors and officers' Insurance Policy was paid in full for the policy period ending April 15, 2004.

7.     Income Taxes

        The significant components of deferred tax assets at December 31, 2003 and 2004 are as follows:

	2003	2004
	(Dollars in Thousands)
Federal tax loss carryforward	$60,726	$64,979
State tax loss carryforward	8,270	10,352
Property and equipment	688	157
Research and experimentation credit	2,637	2,739
Officers' compensation, accrued expenses and other	426	1,063
Bad debt expense	154	—

	72,901	79,290
Less: valuation allowance	(72,901)	(79,290)

	—	—

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

        At December 31, 2004, the Company had a net operating loss carryforward of approximately $191,112 for federal tax purposes, expiring between 2012 and 2024 if not utilized. The net operating loss carryforward for state tax purposes is approximately $103,624, which will expire in 2024. These carryforwards may be applied as a reduction to future taxable income of the Company, if any. The state net operating loss carryforwards are limited by state tax law to a maximum utilization of $2,000 per year. The Company also has federal and state research and experimentation credit carryforwards of approximately $2,739 and $52, respectively. The federal research and experimentation credit carryforwards expire between 2012 and 2024 and the state research and experimentation credit carryforward expires 2017. The Company's ability to utilize its net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior or future changes in ownership and tax law as defined under Section 382 of the Internal Revenue Code of 1986. Such limitations are based on the market value of the Company at the time of ownership change multiplied by the long-term exempt note supplied by the Internal Revenue Service.

8.     Stockholders' Equity

Preferred Stock

        The Company has the authority to issue from time to time up to an aggregate of 13,500,000 shares of preferred stock in one or more classes or series and to determine the designation and the number of shares of any class or series as well as the voting rights, preferences, limitations and special rights, if any, of the shares of any class or series. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of our company. At December 31, 2004 there were 6,775,000 shares of preferred stock outstanding.

Redeemable Preferred Stock

        In June 2004, WorldGate completed a private placement of 7,550 shares of its Series A Preferred Stock at a stated value of $1000 per share, which preferred stock is convertible into the Company's common stock at a conversion price of $2.35 per share. The Company has the right to require conversion of the preferred stock into common stock upon achieving certain price targets with respect to its common stock and the satisfaction of certain other conditions. As of December 31, 2004 such conditions were not met. As part of the transaction, the company issued five-year detachable warrants to purchase a total of 1.6 million shares of the Company's common stock, with one-half of the warrants having an exercise price of $2.69 per share and the remaining half having an exercise price of $3.14 per share. The preferred stock has a dividend rate of 5% per annum, payable quarterly, which may be paid either by cash or through the issuance of common stock at the Company's option (with stock payments being made at a 10% discount to the then current market price). The preferred stock has a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months. The preferred stock may be redeemed at maturity in cash or through the issuance of common stock, at the Company's option (with stock payments being made at their current market price). All dividend and maturity payments made in stock are subject to the satisfaction of certain conditions including the listing of the stock and availability of an effective registration statement. The investors also received an additional investment right, for a limited period of time, to purchase 1.6 million additional shares of common stock shares at $3.14 a share. In November and December 2004, 775 preferred shares were converted to common stock, and in December 2004 and February 2005, 1,606,383 additional investment rights were exercised, resulting in an incremental investment of $5,044.

        In accordance with EITF topic D-98 "Classification and Measurement of Redeemable Securities", the Redeemable Preferred Stock was recorded in the financial statements as temporary equity. At December 31, 2004, that amount was $1,318. Additionally, the fair value of warrants and preferred stock conversion options were recorded into the financial statements as liabilities as a result of their features that require accounting under FAS 133 "Accounting for derivative instruments and hedging activities." At December 31, these amounts totaled $14,195. At each reporting balance sheet date an evaluation is made of these valuations and marked to market. During the twelve months ended December 31, 2004, the Company recorded an increase of $951 to the Accumulated Deficit resulting from $189 for dividends on redeemable preferred stock, and $762 for the accretion of redeemable preferred stock to its redemption value.

Warrants

        In connection with the issuance of notes payable in March 1999 (that have since been repaid), the holders of the notes received warrants to purchase up to 331,490 shares of common stock, subject to adjustment, at an exercise price of $16.50 per share, subject to adjustment. The warrants expired unexercised in March 2002.

        In August 2000, the Company issued warrants to the TVGateway partners as part of the TVGateway Joint Venture more fully described in Note 13. These warrants may be exercised to purchase in the aggregate up to 1,500,000 shares of common stock at an exercise price of $24.78 and up to 500,000 additional shares of common stock at an exercise price of $12.39. The warrants are subject to vesting at varying rates based on the deployment of the Company's Internet TV service on each operator's digital cable systems. On September 30, 2003, 1,000,000 warrants were cancelled. At December 31, 2004, none of the remaining warrants have vested.

        In November 2000, we entered into a deployment agreement with AT&T Broadband to deploy the Company's interactive services to AT&T digital customers in Cedar Falls and Waterloo, Iowa and Tacoma, Washington. As part of this agreement, the Company issued warrants to AT&T to purchase up to 1,000,000 shares of the Company's common stock at a per share exercise price of $16.02. The warrants are subject to vesting at varying rates based on the deployment of the Company's Internet TV service on AT&T's digital cable systems. At December 31, 2004, none of the warrants have vested.

        In April and September 2004 we issued warrants to purchase shares of our common stock, with the April warrants having an exercise price of $1.4375 per share and the September warrants having an exercise price of $1.75 per share. Included with General and Administrative expenses in September 2004 were $606 of expenses relating to the valuation of these warrants in December 2004. This valuation was determined by using the Black-Scholes fair value option model. The following assumptions were used: expected volatility of 65%; average risk-free interest rate of 3.43 percent; dividend yield of 0%; and an expected life of 5.0 years.

        In connection with the June 2004 private placement, we issued warrants to purchase shares of our common stock, with one-fourth of the warrants having an exercise price of $2.69 per share and the remaining three-fourths having an exercise price of $3.14 per share.

        In connection with the December 2003 and January 2004 private placements, we issued warrants and additional investment rights to purchase shares of common stock. For the December 2003 transactions the warrants had an exercise price of $1.00 per share and the additional investment rights were priced at $0.80 per share. For the January 2004 transaction the warrants had an exercise price of $1.875 per share and the addition investment rights were priced at $1.50 per share. In addition, if the selling security holders exercise their additional investment rights, we will be obligated to issue additional warrants to purchase our common stock at an exercise price of $1.00 per share and $1.875 per share, respectively, for the December 2003 and the January 2004 transactions. Included with General and Administrative expenses in 2003 and 2004 were $817 and $630, respectively, of expenses relating to the valuation of the above investment rights, warrants and warrant rights issued in December 2003 and January 2004. This valuation was determined by using the Black-Scholes fair value option valuation model. The following assumptions were used for the share rights and the warrants and warrant rights, respectively: expected volatility of 100% and 100%; average risk-free interest rates of .81% and 3.20%; dividend yields of 0% and 0%; and expected lives of .8 and 5.0 years. For the twelve months ended December 31, 2003, we recorded $778 of expense to continuing operations. Included in discontinued operations was $40 of non cash expense.

        In connection with the December 2004 private placement, we issued warrants to purchase shares of common stock. For this transaction the warrants had an exercise price of $2.88 per share. Included with General and Administrative expenses in December 2004 were $94 of expenses relating to the valuation of the above warrants issued in December 2004. This valuation was determined by using the Black-Scholes fair value option valuation model. The following assumptions were used: expected volatility of 65%; average risk-free interest rate of 3.48%; dividend yield of 0%; and an expected life of 5 years. For the twelve months ended December 31, 2004, we recorded $1,332 of expense to continuing operations.

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

        In October 2004, the Company's stockholders approved the 2003 Equity Incentive Plan ("2003 Plan"). This plan is intended to replace the 1996 Plan for new grants. No additional shares were reserved for the new plan but rather all available shares under the 1996 Plan were made available for the new plan. As with the 1996 Plan, the 2003 Plan includes the same automatic annual increase in the number of shares reserved for use with the plan equal to the lesser of 4% of the then outstanding shares of the Company's common stock or 1,000,000 shares. In addition to incentive stock options and nonqualified stock options, the new plan also provides for performance based awards and restricted stock.

        Both the 1996 Plan and its successor, the 2003 Plan are administered by a committee of the Board of Directors. The committee determines the term of each award, provided, however, that the exercise period may not exceed ten years from the date of grant, and for ISOs, in certain instances, may not exceed five years. The options granted under this plan vest ratably over a four-year period from the date of grant.

        Unearned compensation expense of approximately $1,133 and $340 was recorded, for certain options which were granted to employees in 1998 and 1999, respectively, at below the estimated fair value at the time of grant, to acquire 213,343 and 39,058 shares of common stock, respectively. The compensation expense is being recognized over a four-year vesting period. Compensation expense of approximately $396, $388 and $192 was recognized in 2000, 2001 and 2002, respectively, related to these grants. As of December 31, 2003 and 2004, no compensation expense remains to be recognized. No such options were granted during the years 2000 through 2004.

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

        The weighted-average fair value of the options granted was $1.85, $0.50 and $1.16 per option during the years ended December 31, 2002, 2003 and 2004, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes fair value option valuation model. The following weighted-average assumptions were used for grants in 2002, 2003 and 2004, respectively: expected volatility of 100%, 100% and 90%; average risk-free interest rates of 4.69%, 2.96% and 2.97%; dividend yield of 0%; and expected lives of 5.8, 3.8 and 4.0 years.

        A summary of the Company's stock plan is presented below:

	Stock Options	Weighted-Average Exercise Price
Outstanding, December 31, 2001	2,027,825	$5.24

Granted	1,552,569	$1.85
Exercised	—	—
Cancelled/forfeited	(865,197)	$4.37

Outstanding, December 31, 2002	2,715,197	$3.57

Granted	2,115,452	$0.48
Exercised	—	—
Cancelled/forfeited	(709,746)	$2.50

Outstanding, December 31, 2003	4,120,903	$2.17

Granted	1,171,250	$1.95
Exercised	(446,203)	$2.39
Cancelled/forfeited	309,273	$5.57

Outstanding, December 31, 2004	4,536,677	$1.87

        The following table summarizes information about stock options outstanding at December 31, 2004:

	Stock Options Outstanding
				Stock Options Exercisable
		Weighted- Average Remaining Contractual Life (Years)
Range of Exercise Prices	Shares		Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.26 - $0.39	320,225	8.17	$0.37	77,969	$0.37
$0.40 - $0.59	1,336,742	8.75	0.54	456,617	0.55
$0.60 - $0.89	14,666	4.07	0.66	14,666	0.66
$0.90 - $1.34	779,500	8.97	1.06	9,750	1.17
$.1.35 - $2.01	549,688	7.16	1.76	397,325	1.82
$2.02 - $3.02	966,505	6.65	2.58	771,202	2.66
$3.03 - $4.53	383,851	8.23	4.41	118,601	4.37
$4.54 - $6.80	101,914	5.94	6.34	101,914	6.34
$6.81 - $10.20	40,000	6.13	8.25	30,000	8.25
$10.21 - $15.30	—	—	—	—	—
$15.31 - $22.95	38,949	5.05	20.27	38,949	20.27
$22.96 - $34.43	4,286	5.51	28.59	4,286	28.59
$34.44 - $41.13	351	4.97	41.10	351	41.10

	4,536,677	7.91	$1.93	2,033,879	$2.67

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

        During 2003 and 2004, the Company sold 3,880 and 48,832 shares of common stock under the Stock Purchase Plan for proceeds of $1 and $45, respectively.

10.   Net Loss Per Share

        The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Years Ended December 31
	2002	2003	2004
Loss from continuing operations	$0	$(6,497)	$(20,185)
Income (loss) from discontinued operations	(19,210)	(2,908)	36

Net loss	(19,210)	(9,405)	(20,149)
Accretion on preferred stock and dividends	0	0	(951)

Net loss available to common shareholders	$(19,210)	$(9,405)	$(21,100)

Basic and diluted loss per average common share:
Weighted average shares outstanding	23,573,935	23,259,611	27,881,347
Loss from continuing operations	$0.00	$(0.28)	$(0.72)
Income (loss) from discontinued operations	(0.81)	(0.12)	0.00

Net loss	$(0.81)	$(0.40)	$(0.72)

Net loss available to common shareholders	$(0.81)	$(0.40)	$(0.76)

11.   Commitments and Contingencies

Leases

        In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. The Company stopped paying rent on this lease in May 2003, and in lieu of rent payments the Company's landlord, 3190 T General, Inc. (an entity formed by non-employee investors in the Company), began drawing down the security deposit for the facility. Prior to stopping rent payments, the Company had commenced negotiations with its landlord for an amendment of its lease to reduce the space commitment and the rent payable. These negotiations were not successful, and in September 2003, the Company's landlord filed an action in the Court of Common Pleas, Bucks County Pennsylvania to perfect its interest to take possession of the Company's facility, and to establish damages for past rent and expenses. Although a judgment was granted allowing the Company's landlord to regain possession of the facility, the Company remained in the facility and continued negotiations with its landlord. During 2004, the landlord deeded the facility to its mortgage holders and negotiations commenced with GMAC as representative for the mortgage holders. These negotiations were successful and in June 2004 the Company's lease was amended to reduce the lease obligation in line with the Company's current space requirements, and to bring the Company current with respect to all outstanding back rent. In November 2003, the Company entered into a 60 month lease for office equipment. As of December 31, 2004 there remains a total of $23 to be paid over the remaining period of the lease.

Disclosure of Contractual Obligations

	Total	Less than 1 year	1 - 3 years	3 - 5 years	Over 5 years
Operating lease	$23	$6	$12	$5	$—

        Total rent expense resulting from this lease for the years ended December 31, 2002, 2003 and 2004, respectively, amounted to approximately $1,442, $957 and $1,027, respectively. The rent expense for 2004 of $1,027 includes $785 of unpaid rent that was cancelled as a result of a lease amendment entered into November 2004 with an effective date of June 2004. This cancellation is included in total interest and other income in our consolidated financial statements.

12.   Significant Agreements and Transactions

        In 1997, the Company entered into agreements with certain customers who are investors. Revenues recognized from such investors were approximately, $0, $0 and $231, respectively, for the twelve months ended December 31, 2002, 2003 and 2004. One of these investors accounted for 100% of the revenues for the twelve months ended December 31, 2004. Advances received from this investor were $396 and as of December 31, 2004 and are included in deferred revenue in the accompanying balance sheet.

        Revenues from discontinued operations recognized from such investors were approximately $11,991, $2,153 and $0 (included in discontinued operations), respectively, for the twelve months ended December 31, 2002, 2003 and 2004. Accounts receivable from such investors amounted to approximately $1,185, $53 and $0, respectively, as of December 31, 2002, 2003 and 2004.

        The Company has a current agreement with an investor, and previously had agreements with certain other investors, to provide the Company with engineering and development support. As a result of those agreements, the Company has expensed approximately $1,837, $557 and $0 (included in discontinued operations), respectively, for the twelve months ended December 31, 2002, 2003 and 2004. Accounts payable to these investors amounted to $117 and $170 at December 31, 2004 and December 31, 2003, respectively. Some of these stockholders were suppliers of technology and components for the Company's discontinued ITV products and services. These agreements provided for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company's engineering efforts. These agreements did not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company.

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

        Revenues for such services, which are included in service fee revenue, totaled $11,484, $794 and $0, for the twelve months ended December 31, 2002, 2003 and 2004 (included in discontinued operations), respectively. In addition, product sales to TVGateway totaled $92, $1,078 and $0 for the twelve months ended December 31, 2002, 2003 and 2004, respectively (included in discontinued operations). Accounts receivable from TVGateway amounted to $0 at December 31, 2004 and $0 at December 31, 2003. WorldGate was accounting for its 18% investment in the TVGateway joint venture, which was previously reduced to a carrying value of $0 due to prior losses, under the equity method.

        On September 30, 2003 the Company announced that it had sold to TVGateway, LLC certain ITV intellectual property rights and certain software and equipment related to the ITV business, which TVGateway was currently using, for $2, 400. In addition, on August 7, 2003, WorldGate and

TVGateway entered into a redemption agreement pursuant to which TVGateway redeemed WorldGate's equity interest in TVGateway for $600 in cash. The purchase price for these assets in the aggregate was $3,000 and was used by the Company to fund continuing operations, as well as to develop and distribute its new Ojo video telephony product. As part of this transaction WorldGate retained a royalty-free license to certain of the transferred intellectual property rights and software. At this time the Company has completely exited from the interactive television (ITV) business.

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

14.   Employee Benefit Plan

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

        In January of 2005 the Company established a new Retirement Savings Plan that is funded by the participant's salary reduction contributions. All employees of the Company are eligible to participate in the plan upon joining the Company. The plan is intended to permit any eligible employee who wishes to participate to contribute up to 12% of the employee's compensation on a before-tax basis under Section 401(k) of the Internal Revenue Code. The plan provides for discretionary Company matching contributions and discretionary Company profit-sharing contributions. Contributions are invested, in such proportions as the employee may elect in a variety of mutual investment funds.

16.   Supplemental disclosure of cash flow information

	Year ended December 31,
	2002	2003	2004
	(dollars in thousands)
Cash paid for interest	$12	$15	$6

Non-cash investing and financing activities:
Utilization of contractual obligation related to equity financing	$82	$—	$—
Settlement of contractual obligation related to equity financing	802	3,283	—
Acquisition of treasury stock resulting from settlement of contractual obligation	5	—	—
Issuance of common stock in payment for product development	—	600	—
Issuance of notes payable for Directors and Officers' insurance policy	443	560	328
Accretion on preferred stock	—	—	763
Conversion of preferred stock to common	—	—	775
Dividends on preferred stock	—	—	188
Cancellation of treasury stock shares	—	—	5

17.   Recent Developments

        We filed a registration statement with the Securities and Exchange Commission in September 2002 relating to a proposed distribution to our shareholders of subscription rights to purchase additional shares of common stock and warrants of the Company. This registration was withdrawn during the last quarter of 2003.

        We filed a registration statement with the Securities and Exchange Commission in December 2003 relating to a private placement of our common stock to certain institutional investors and the resulting proposed resale by such investors of up to 3,745,000 shares of our common stock. This registration statement was declared effective in January 2004.

        We filed a registration statement with the Securities and Exchange Commission in April 2004 relating to a private placement of our common stock to certain institutional investors and the resulting proposed resale by such investors of up to 3,105,345 shares of our common stock. This registration statement was declared effective in April, 2004.

        We filed a registration statement with the Securities and Exchange Commission in July 2004 relating to a private placement of our common stock to certain institutional investors and the resulting proposed resale by such investors of up to 10,343,997 shares of its common stock. This registration statement was declared effective in July, 2004.

18.   Discontinued Operations

        During the first quarter of 2004, the Company decided to transition from the business of developing and selling interactive television, or ITV, technology, products and services for use in conjunction with cable TV broadband networks (the "ITV business") to the development of videophone products. In accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets, all assets related to the ITV business have been written down to their net realizable value. Related operating results of the ITV business have been reported as discontinued operations for all years presented.

        Revenue and net income (loss) before income taxes from discontinued operations were as follows:

	2002	For the Twelve-Month Period ended December 31, 2003	2004
Revenues	$13,878	$3,886	$82
Income (loss) before income taxes	(19,210)	(2,908)	36

Supplemental Quarterly Data (unaudited):

	First	Second (As Amended)	Third	Fourth
	(dollars in thousands other than per share amounts)
2004
Net revenues	$0	$0	$106	$125
Loss from continuing operations	(2,760)	(1,951)	(1,517)	(13,957)
Income (loss) from discontinued operations	22	7	7	0

Net loss	(2,738)	(1,944)	(1,510)	(13,957)
Accretion on preferred stock and dividends	0	31	(400)	(520)

Net loss available to common shareholders	(2,738)	(1,975)	(1,910)	(14,477)

Basic and diluted loss from continuing operations per common share	(0.10)	(0.07)	(0.06)	(0.49)
Basic and diluted Income (loss) from discontinued operations per common share	0.00	0.00	0.00	0.00
Basic and diluted net loss per common share	(0.10)	(0.07)	(0.06)	(0.49)

Basic and diluted net loss available to common shareholders per common share	(0.10)	(0.07)	(0.07)	(0.51)

2003
Net revenues	$0	$0	$0	$0
Loss from continuing operations	(813)	(1,372)	(1,652)	(2,659)
Income (loss) from discontinued operations	(1,072)	(1,627)	1,755	(1,965)

Net income (loss)	(1,885)	(2,999)	103	(4,624)

Net income (loss) available to common shareholders	(1,885)	(2,999)	103	(4,624)

Basic and diluted loss from continuing operations per common share	(0.03)	(0.06)	(0.07)	(0.11)
Basic and diluted Income (loss) from discontinued operations per common share	(0.05)	(0.07)	0.07	(0.08)

Basic and diluted net income (loss) per common share	(0.08)	(0.13)	0.00	(0.19)

Basic and diluted net income (loss) available to common shareholders per common share	(0.08)	(0.13)	0.00	(0.19)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None

Item 9A. Controls and Procedures.

        As of the end of the period covered by this Form 10-K, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).

        Based on that evaluation, our chief executive officer and chief financial officer determined that we have a material weakness (as defined under the standards established by the American Institute of Certified Public Accountants) that exists with respect to our reporting of complex transactions. As a result of this material weakness, we restated our financial statements in our June 30, 2004 10-QA.

        To address this material weakness, we have engaged outside experts to provide counsel and guidance in areas where we cannot economically maintain the required expertise internally (e.g., with the appropriate classifications and treatments of complex and non-routine transactions).

        With the exception of this condition, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are reasonably designed and effective to alert them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act. Except as identified above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

        None

PART III

Item 10. Directors and Executive Officers of the Registrant.

        We have adopted a Code of Conduct that applies to all of our directors and employees, including, without limitation, our principal executive officer, our principal financial and accounting officer, and all of our employees performing financial or accounting functions. We have posted our Code of Conduct on our website, www.wgate.com, under the "Investors" section. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, any provisions of our Code of Conduct by posting such information on our website at the location specified above.

        As of December 31, 2004 our executive officers and directors are as follows:

Name	Age	Position
Hal M. Krisbergh(3)	57	Chairman of the Board of Directors and Chief Executive Officer
Joel Boyarski	58	Vice President and Chief Financial Officer
Randall J. Gort	55	Vice President, Chief Legal Officer and Secretary
James E. McLoughlin	52	Vice President, Account Development and Marketing
Richard Westerfer	46	Vice President and Chief Operations Officer
Steven C. Davidson(2)	56	Director
Clarence L. Irving, Jr.(1)	49	Director
Martin Jaffe(2)	58	Director
Jeff Morris(1)	54	Director
Lemuel Tarshis(2)	63	Director

(1)
Member of Compensation Committee

(2)
Member of Audit Committee

(3)
Resigned from Compensation Committee in August 2004

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

Audit Committee

        The Audit Committee is responsible for providing general oversight with respect to the accounting principles employed in our financial reporting and operates in accordance with a written charter adopted by our Board of Directors. The Audit Committee monitors our financial reporting process and internal control system, reviews and appraises the audit efforts of our independent accountants and provides an avenue of communication among the independent accountants, financial and senior management and the Board of Directors. The Audit Committee meets at least three times annually, and meets at least once annually with our management and independent public accountants to review the scope of auditing procedures, our policies relating to internal auditing and accounting procedures and controls, and to discuss results of the annual audit of our financial statements. The Audit Committee is currently composed of Dr. Tarshis, Mr. Davidson and Mr. Jaffe, each of whom is "independent" as such term is defined under Rule 4200(a)(15) of the NASDAQ listing standards. The Audit Committee also complies with the financial sophistication requirement under the NASDAQ listing standards. In addition, the Board has determined that Mr. Jaffe is an audit committee financial expert as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based solely on our review of those documents received by us, and written representations, if any, received from reporting persons with respect to the filing of reports on Form 3, 4 and 5, we believe that all filings required to be made by the reporting persons for fiscal year 2004 were made on a timely basis.

Item 11. Executive Compensation.

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

Report of Compensation and Stock Option Committee on Executive Compensation

        This report by the Compensation Committee of the Board of Directors (the "Committee") discusses the Committee's compensation objectives and policies applicable to the Company. The report reviews the Committee's policy generally with respect to the compensation of all executive officers as a group for fiscal 2004 and specifically reviews the compensation established for the Company's Chief Executive Officer as reported in the Summary Compensation Table. The Committee is composed entirely of non-employee directors of the Company. The Committee also administers the Company's Stock Option Plan and Employee Stock Purchase Plan.

Compensation

        Our compensation policies are intended to create a direct relationship between the level of compensation paid to employees and our current and long-term level of performance. The Committee believes that this relationship is best implemented by providing a compensation package of separate components, all of which are designed to enhance our overall performance. The components are base salary, short-term compensation in the form of annual bonuses and long-term incentive compensation in the form of stock options.

        The base salaries, targeted bonus amounts and number of stock options established for or granted to our executive officers for 2004 are based, in part, on the Committee's understanding of compensation amounts and forms paid to persons in comparable roles performing at comparable levels at other companies in the same or related industries. Such amounts, however, mainly reflect the subjective discretion of the members of the Committee based on the evaluation of our current and anticipated future performance and the contribution of the individual executive officers to such performance, and the contribution of the individual executive officers to us in areas not necessarily reflected by our performance.

Base Salaries

        The base salaries for our senior executive officers for 2004 were established subjectively by the Committee based on the market environment and our need to attract and retain key personnel for whom we must compete against larger, more established companies. Also considered was the absence of a general salary increase during 2003 in light of our need to conserve cash.

Short-Term Annual Bonuses

        Annual bonuses established for the executive officers are intended to provide an incentive for improved performance in the short term. Normally the Committee would establish target bonus levels at the beginning of the year based on predetermined goals with respect to individual, department and Company performance, however, given the Company's need to conserve cash, no bonuses were provided during 2004.

Long-Term Incentive Compensation

        Our long-term incentive compensation plan for its senior executive officers, administered through the Company's stock option plan, promotes ownership of the our Common Stock, which, in turn, provides a common interest between our shareholders and our executive officers. Options granted to executive officers under the plan have an exercise price equal to the fair market value of the shares on the date of grant, an exercise period of ten years and generally vest over four years. The number of options granted to executive officers is determined by the Committee, which is charged with administering the stock option plan. During 2003 the Committee analyzed various equity incentive programs provided by peer group companies and determined that it was advisable to include equity alternatives other than traditional stock options within its compensation strategy. Accordingly, in November 2003, the Committee, as well as the other members of the board of directors, unanimously approved a new equity compensation plan (the "2003 Plan") and requested that this plan be submitted for shareholder approval at our next shareholder meeting. This plan was approved by our shareholders at the October 2004 annual shareholders' meeting. The plan as approved by the board and our shareholders does not authorize any incremental shares for issuance thereunder, but rather transfers the balance available for issuance under its predecessor, the 1996 Plan, after all issuances thereunder. The 1996 Plan will continue to be in effect for the grants which are currently outstanding under that plan, however, new grants will be issued under the 2003 Plan.

Summary Compensation Table

        The following table sets forth information concerning compensation paid with respect to our chief executive officer and four other most highly compensated officers who were serving as such as of December 31, 2004, each of whose aggregate compensation for fiscal 2004 exceeded $100,000, for services rendered in all capacities for us and our subsidiaries.

SUMMARY COMPENSATION TABLE
FISCAL YEARS 2004, 2003 and 2002

				Long Term Compensation Awards
		Annual Compensation
Name and Principal Position				Securities Underlying Options (#)	All Other Compensation
	Year	Salary	Bonus
Hal M. Krisbergh	2002	$337,080	$37,913	80,000	—
Chairman and Chief Executive Officer	2003	$337,080	—	—	—
	2004	$349,497	—	—	—
Richard Westerfer	2002	$214,616	$17,145	49,000	—
Vice President, Chief Operations Officer	2003	$209,192	—	200,000	—
	2004	$219,531	—	225,000	—
Randall J. Gort	2002	$200,769	$15,831	24,000	—
Vice President, Chief Legal Officer	2003	$200,000	—	200,000	—
	2004	$207,385	—	222,250	—
Joel Boyarski	2002	$188,884	$13,038	75,000	—
Vice President, Chief Financial Officer	2003	$195,570	—	200,000	—
	2004	$202,791	—	195,000	—
James McLoughlin	2002	$189,513	$16,450	18,400	—
Vice President, Account Development and Marketing	2003	$190,800	—	161,500	—
	2004	$197,845	—	195,000	—

        The Compensation Committee has the authority to administer the long term incentive plans and to exercise all the powers and authorities either specifically granted to it under, or necessary or advisable in the administration of the plans, including, without limitation, the authority to grant awards; to determine the persons to whom and the time or times at which awards shall be granted; to determine the type and number of awards to be granted, the number of shares of common stock to which an award may relate and the terms, conditions, restrictions and performance goals relating to any award; to determine whether, to what extent, and under what circumstances an award may be settled, canceled, forfeited, exchanged, or surrendered; to make adjustments in the performance goals in recognition of unusual or non-recurring events affecting us or our financial statements of WorldGate (to the extent not inconsistent with Section 162(m) of the Code, if applicable), or in response to changes in applicable laws, regulations, or accounting principles; to construe and interpret the plans and any award; to prescribe, amend and rescind rules and regulations relating to the plans; to determine the terms and provisions of agreements evidencing awards; and to make all other determinations deemed necessary or advisable for the administration of the plans. Generally, outstanding awards vest in equal installments over a four-year period. However, in no event may a stock option be exercised more than ten years following the date of its grant, subject to acceleration in the event of some changes of control of WorldGate.

        The purchase price per share payable upon the exercise of an option (the "option exercise price") will be established by the Compensation Committee, provided, however, that incentive stock options may not have an option exercise price less than the fair market value of a share of common stock on the date of grant. The option exercise price is payable by any one of the following methods or a combination thereof, to the extent permitted by the Compensation Committee:

  •
  in cash or by check or wire transfer,

  •
  subject to the approval of the Compensation Committee, in common stock owned by the participant for at least six months prior to the date of exercise and valued at their fair market value on the effective date of such exercise, or

  •
  subject to the approval of the Compensation Committee, by such other provision as the Compensation Committee may from time to time authorize.

        Our board of directors or the Compensation Committee may suspend, revise, terminate or amend the equity incentive plans at any time, provided, however, that:

  •
  stockholder approval will be obtained if and to the extent required under Rule 16b-3 promulgated under the Exchange Act or if and to the extent the board determines that such approval is required for purposes of satisfying Section 162(m) or Section 422 of the Code, and

  •
  no such suspension, revision, termination or amendment may, without the consent of a participant, reduce the participant's rights under any outstanding award.

        On October 5, 2001, our shareholders approved the WorldGate 2001 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides our eligible employees with the opportunity to periodically acquire shares of our common stock through payroll deductions. In general, the Stock Purchase Plan provides that:

  •
  each employee who has completed six months of continuous employment with us is eligible to participate in the Stock Purchase Plan so long as the employee customarily works at least 20 hours per week and 5 months per year;

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

        The following table presents information regarding options granted to our named executive officers during fiscal 2004 to purchase shares of our common stock. In accordance with SEC rules, the table shows the hypothetical "gains" or "option spreads" that would exist for the respective options based on assumed rates of annual compound stock price of 5% and 10% from the date the options were granted over the full option term.

Options/SAR Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year
Name			Exercise or Base Price ($/SH)	Expiration Date
					5% ($)	10% ($)
Hal M. Krisbergh	—	—	—	—	—	—
Richard Westerfer	200,000	17.1	1.06	1/1/14	133,494	338,398
	25,000	2.1	4.43	12/22/14	69,738	176,781
Randall J. Gort	200,000	17.1	1.06	1/1/14	133,494	338,398
	22,500	2.1	4.43	12/22/14	62,764	159,103
Joel Boyarski	175,000	14.9	1.06	1/1/14	116,807	296,098
	20,000	1.7	4.43	12/22/14	55,791	141,425
James McLoughlin	175,000	14.9	1.06	1/1/14	116,807	296,098
	20,000	1.7	4.43	12/22/14	55,791	141,425

        The following table shows the number of shares of common stock subject to exercisable and unexercisable stock options held by each of the named executive officers as of December 31, 2004. The table also reflects the values of such options based on the positive spread between the exercise price of such options and $4.99, which was the per share closing sales price reported on the NASDAQ Small Cap Market on December 31, 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option SAR Values

Name	Shares acquired on exercise (#)	Value Realized ($)	Number of securities underlying unexercised options/SARS at fiscal year end (#) Exercisable/Unexercisable	Value of unexercised in-the-money options/SARS at fiscal year end ($) Exercisable/Unexercisable
Hal M. Krisbergh	—	—	220,000/40,000	534,416/136,016
Richard Westerfer	—	—	235,500/399,500	645,204/1,537,840
Randall J. Gort	—	—	189,333/384,500	537,281/1,504,065
Joel Boyarski	—	—	115,738/360,000	410,309/1,422,535
James McLoughlin	—	—	79,575/335,325	204,952/1,266,149

Compensation of Directors

        Pursuant to our new director plan, non-employee directors, currently Messrs. Davidson, Jaffe, Irving, Morris and Tarshis, will receive an annual stock grant of 10,000 shares, vesting in equal amounts over four years, issued at the fair market value on the date of grant, a stipend of $1,000 for each board or committee meeting the director attends in person, and $250 for each meeting attended telephonically. Furthermore, we paid an annual stipend of $5,000 for 2004 and will pay $10,000 for each year thereafter, as well as an initial stock grant of 30,000 shares upon becoming a non-employee director. We will continue to reimburse non-employee directors for reasonable travel expenses for attending board or committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

        The following table sets forth information as of December 31, 2004 regarding securities authorized for issuance under the Company's equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,536,677	$1.87	1,673,774	(1)
Equity compensation plans not approved by security holders	—	—	—

(1)
In October 2004 our shareholders approved a new Equity Incentive Plan. The Equity Incentive Plan as approved does not authorize any incremental shares for issuance thereunder, but rather transfers the balance available for issuance under the 1996 Stock Option Plan after all issuances thereunder. Although our 1996 Stock Option Plan remains in effect for any outstanding options issued under that plan we do not intend to issue new grants under that plan. Both the 1996 Stock Option Plan and its successor, the Equity Incentive Plan contain a provision that automatically increases the number of shares available for future issuances as of January 1st of each calendar year. The increase is equal to the lesser of (i) four (4) percent of the issued and outstanding shares of company stock (determined as of the first day of each such year), or (ii)1,000,000 shares of common stock.

        The following table sets forth information as of March 10, 2004 regarding beneficial ownership of our common stock by the following persons:

  •
  each person who is known to us to own beneficially more than 5% of the outstanding shares of common stock,

  •
  each director,

  •
  each executive officer named in the executive compensation table above, and

  •
  all directors and executive officers as a group.

        Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares, subject to applicable community property laws. Shares of common stock subject to options or warrants exercisable within 60 days of March 5, 2005 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the mailing address of the beneficial owners is 3190 Tremont Avenue, Suite 100, Trevose, Pennsylvania 19053.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Ownership
Hal M. Krisbergh(1)	6,008,613	19.0%
Randall J. Gort(2)	429,525	1.4%
Richard Westerfer(3)	307,241	*
Joel Boyarski(4)	183,238	*
James McLoughlin(5)	142,550	*
Steven C. Davidson(6)	28,250	*
Martin Jaffe(7)	33,250	*
Clarence L. Irving, Jr.(8)	36,357	*
Jeff Morris(9)	31,125	*
Lem Tarshis(10)	61,191	*

All current directors and executive officers as a group (10 persons)	7,261,340	22.9%

*
Less than 1% of the outstanding Common Stock.

(1)
Includes options to purchase 220,000 shares of common stock. Also includes 3,488,670 shares of common stock held directly, 1,700,000 shares of common stock held within grantor retained trusts in which either Mr. Krisbergh or his spouse are trustees, 299,938 shares of common stock held by Mr. Krisbergh's spouse and 300,000 shares of common stock held by the Krisbergh Family Foundation, with Mr. Krisbergh acting as the custodian for these shares.

(2)
Includes options to purchase 254,583 shares of common stock. Also includes 106,063 shares of common stock held directly and 68,879 shares of common stock held by Mr. Gort as custodian for his minor children.

(3)
Includes options to purchase 307,000 shares of common stock and 241 shares of common stock held by Mr. Westerfer's minor son.

(4)
Includes options to purchase 181,238 shares of common stock. Also includes 2,000 shares of common stock held directly.

(5)
Includes options to purchase 142,550 shares of common stock.

(6)
Includes options to purchase 18,250 shares of common stock. Also includes 10,000 shares of common stock held directly.

(7)
Includes options to purchase 18,250 shares of common stock. Also includes 15,000 shares of common stock held directly.

(8)
Includes options to purchase 36,375 shares of common stock.

(9)
Includes options to purchase 31,125 shares of common stock.

(10)
Includes options to purchase 44,791 shares of common stock. Also includes 5,200 shares of common stock held directly and 12,000 shares of common stock held by Mr. Tarshis' spouse.

Item 13. Certain Relationships and Related Transactions

        None.

Item 14. Principal Accountant Fees and Services

        The aggregate fees for professional services rendered to us by Grant Thornton LLP and PricewaterhouseCoopers LLP, our independent registered public account firms, for the fiscal year ended December 31, 2003 and Grant Thornton LLP, our independent registered public account firm for this fiscal year ended December 31, 2004, are as follows (in whole dollars):

	Fiscal Years Ended December 31
	2003		2004
Audit fees	$112,780	(1)	$93,320
Audit related fees	22,650	(2)	45,328
Tax fees	27,000	(3)	36,401
All other fees	0		0

Total	$162,430		$175,049

(1)
Of this amount $83,430 was attributable to Grant Thornton and $29,350 was attributable to PricewaterhouseCoopers LLP.

(2)
Of this amount $                              0 was attributable to Grant Thornton and $22,650 was attributable to PricewaterhouseCoopers LLP.

(3)
Of this amount $                              0 was attributable to Grant Thornton and $27,000 was attributable to PricewaterhouseCoopers LLP.

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

        In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the approval by the audit committee of the Board of Directors of non-audit services to be performed by Grant Thornton LLP, the Company's independent auditors. Non-audit services are services other than those provided in connection with an audit or review of the financial statements. During the period covered by this filing, the audit committee approved all audit related fees, tax fees and all other fees.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
Documents filed as part of this report.

1.
Financial Statements

        The following financial statements have been included as part of this report:

  2.
  Financial Statement Schedule

WORLDGATE COMMUNICATIONS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions Credited to Costs and Expenses	Balance at end of Year
	($000 Omitted)
Allowance for doubtful accounts:
Year ended December 31, 2002	996	628	(28)	1,596
Year ended December 31, 2003	1,596	651	(1,866)	381
Year ended December 31, 2004	381	0	(381)	0
Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2002	61,350	8,144		69,494
Year ended December 31, 2003	69,494	3,407		72,901
Year ended December 31, 2004	72,901	6,389		79,290

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  3.
  Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
3.3	Form of Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company(3)
3.4	Certificate of Amendment of Certificate of Incorporation dated October 18, 2004(4)
3.5	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company(5)
4.1	Form of Warrant issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement between the Company and the Purchasers dated as of December 4, 2003)(6)
4.2
Form of Additional Investment Right issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement between the Company and the Purchasers dated as of December 4, 2003)(7)
4.3	Form of Warrant dated as of January 21, 2004 issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 21, 2004)(8)
4.4
Form of Additional Investment Right dated as of January 21, 2004 issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of January 21, 2004 between the Company and the Purchasers)(9)
4.5
Form of Series A Warrant dated as of June 24, 2004 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors)(10)

4.6
Form of Series B Warrant dated as of June 24, 2004 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors)(11)
4.7
Form of Series C Warrant dated as of June 24, 2004 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors)(12)
10.1
Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC, as amended by First Amendment to Lease Agreement dated December 7, 1998 between WorldGate and Balanced Capital LLC, as further amended by Second Amendment to Lease Agreement dated December 17, 1998 between WorldGate and Balanced Capital LLC(13)
10.2	Amendment dated November 18, 2004 to Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC*
10.3	Manufacturing Agreement between WorldGate and Mototech Inc. dated September 9, 2003(14)
10.4
Development and Distribution Agreement dated as of April 28, 2004 between the Company, WorldGate Services, Inc. and General Instrument Corporation d/b/a the Broadband Communication Sector of Motorola, Inc.(15) (Portions of this agreement are subject to a confidential treatment request.)
10.5	Amended and Restated 1996 Stock Option Plan, as amended(16)
10.6	2003 Equity Incentive Plan(17)
10.7	Amended and Restated Securities Purchase Agreement dated as of December 4, 2003 by and between the Company and the Purchasers (as defined therein)(18)
10.8	Securities Purchase Agreement dated as of January 20, 2004 by and between the Company and the Purchasers (as defined therein)(19)
10.9	Securities Purchase Agreement dated as of June 24, 2004 by and between the Company and the Investors (as defined therein)(20)
16	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated October 3, 2003 regarding change in certifying accountant(21)
21	Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP*
23.2	Consent of Grant Thornton LLP*
24	Power of Attorney (included in signature page)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith.

(1)
Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended March 31, 1999.

(2)
Incorporated by reference to the exhibits to our Current Report on Form 8-K dated June 25, 2004 (the "June 8-K").

(3)
Incorporated by reference to the exhibits to our Current Report on Form 8-K dated December 2, 2003.

(4)
Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 21, 2004 (the "January 8-K").

(5)
Incorporated by reference to the exhibits to our Registration Statement on Form S-1 (Registration No. 333-71997) (the "IPO Registration Statement").

(6)
Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 (Registration No. 333-111571).

(7)
Incorporated by reference to the exhibits of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed August 17, 2001 (the "2000 Annual Report").

(8)
Incorporated by reference to the exhibits to our Current Report on Form 8-K dated December 4, 2003.

(9)
Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed July 13, 2004 (the "July 8-K").

(10)
Incorporated by reference to the exhibits to our Current Report on Form 8-K dated October 6, 2003.

(11)
Incorporated by reference to the exhibits to our Form 10-K Report for the fiscal year ended December 31, 2003.

(12)
Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended September 30, 2004.

(13)
Incorporated by reference to Exhibit D of the Company's Proxy Statement to shareholders filed September 3, 2004.

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

Name	Capacity	Date

/s/ HAL M. KRISBERGH Hal M. Krisbergh	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 31, 2005
/s/ JOEL BOYARSKI Joel Boyarski	Vice President and Chief Financial Officer	March 31, 2005
/s/ STEVEN C. DAVIDSON Steven C. Davidson	Director	March 31, 2005
/s/ MARTIN JAFFE Martin Jaffe	Director	March 31, 2005
/s/ CLARENCE L. IRVING, JR. Clarence L. Irving, Jr.	Director	March 31, 2005

/s/ JEFF MORRIS Jeff Morris	Director	March 31, 2005
/s/ LEMUEL TARSHIS Lemuel Tarshis	Director	March 31, 2005

Exhibit Index

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
3.3	Form of Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company(3)
3.4	Certificate of Amendment of Certificate of Incorporation dated October 18, 2004(4)
3.5	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company(5)
4.1	Form of Warrant issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement between the Company and the Purchasers dated as of December 4, 2003)(6)
4.2
Form of Additional Investment Right issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement between the Company and the Purchasers dated as of December 4, 2003)(7)
4.3	Form of Warrant dated as of January 21, 2004 issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 21, 2004)(8)
4.4
Form of Additional Investment Right dated as of January 21, 2004 issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of January 21, 2004 between the Company and the Purchasers)(9)
4.5
Form of Series A Warrant dated as of June 24, 2004 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors)(10)
4.6
Form of Series B Warrant dated as of June 24, 2004 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors)(11)
4.7
Form of Series C Warrant dated as of June 24, 2004 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors)(12)
10.1
Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC, as amended by First Amendment to Lease Agreement dated December 7, 1998 between WorldGate and Balanced Capital LLC, as further amended by Second Amendment to Lease Agreement dated December 17, 1998 between WorldGate and Balanced Capital LLC(13)
10.2	Amendment dated November 18, 2004 to Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC*
10.3	Manufacturing Agreement between WorldGate and Mototech Inc. dated September 9, 2003(14)
10.4
Development and Distribution Agreement dated as of April 28, 2004 between the Company, WorldGate Services, Inc. and General Instrument Corporation d/b/a the Broadband Communication Sector of Motorola, Inc.(15) (Portions of this agreement are subject to a confidential treatment request.)

10.5	Amended and Restated 1996 Stock Option Plan, as amended(16)
10.6	2003 Equity Incentive Plan(17)
10.7	Amended and Restated Securities Purchase Agreement dated as of December 4, 2003 by and between the Company and the Purchasers (as defined therein)(18)
10.8	Securities Purchase Agreement dated as of January 20, 2004 by and between the Company and the Purchasers (as defined therein)(19)
10.9	Securities Purchase Agreement dated as of June 24, 2004 by and between the Company and the Investors (as defined therein)(20)
16	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated October 3, 2003 regarding change in certifying accountant(21)
21	Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP*
23.2	Consent of Grant Thornton LLP*
24	Power of Attorney (included in signature page)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith.

(1)
Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended March 31, 1999.

(2)
Incorporated by reference to the exhibits to our Current Report on Form 8-K dated June 25, 2004 (the "June 8-K").

(3)
Incorporated by reference to the exhibits to our Current Report on Form 8-K dated December 2, 2003.

(4)
Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 21, 2004 (the "January 8-K").

(5)
Incorporated by reference to the exhibits to our Registration Statement on Form S-1 (Registration No. 333-71997) (the "IPO Registration Statement").

(6)
Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 (Registration No. 333-111571).

(7)
Incorporated by reference to the exhibits of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed August 17, 2001 (the "2000 Annual Report").

(8)
Incorporated by reference to the exhibits to our Current Report on Form 8-K dated December 4, 2003.

(9)
Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed July 13, 2004 (the "July 8-K").

(10)
Incorporated by reference to the exhibits to our Current Report on Form 8-K dated October 6, 2003.

(11)
Incorporated by reference to the exhibits to our Form 10-K Report for the fiscal year ended December 31, 2003.

(12)
Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended September 30, 2004.

(13)
Incorporated by reference to Exhibit D of the Company's Proxy Statement to shareholders filed September 3, 2004.

QuickLinks

WORLDGATE COMMUNICATIONS, INC. ANNUAL REPORT ON FORM 10-K For the Fiscal Year Ended December 31, 2004 TABLE OF CONTENTS
WORLDGATE COMMUNICATIONS, INC.
PART I
PART II
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
FACTORS AFFECTING OUR BUSINESS CONDITION
WORLDGATE COMMUNICATIONS, INC. INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
WORLDGATE COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
WORLDGATE COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
WORLDGATE COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY (DOLLARS AND SHARES IN THOUSANDS)
WORLDGATE COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS)
WORLDGATE COMMUNICATIONS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands except for share and per share amounts)
PART III
SUMMARY COMPENSATION TABLE FISCAL YEARS 2004, 2003 and 2002
Options/SAR Grants in Last Fiscal Year
Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option SAR Values
PART IV
WORLDGATE COMMUNICATIONS, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
Power of Attorney
Exhibit Index