Form 10-Q
period 2005-03-31
WORLDGATE COMMUNICATIONS INC
filed 2005-05-16
CIK 1030058

DRAFT 5/12/05

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2005.

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

Yes ☐ No ☒

As of May 9, 2005, there were 33,756,436 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$9,929	$11,840
Other receivables	12	28
Inventory, net	99	46
Prepaid and other assets	355	184

Total current assets	10,395	12,098

Property and equipment	3,609	3,530
Less: accumulated depreciation and amortization	(1,985)	(1,815)
Property and equipment, net	1,624	1,715
Deposits and other assets	9	9

Total assets	$12,028	$13,822

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$258	$222
Accrued expenses	841	951
Accrued compensation and benefits	241	540
Dividend payable on Preferred Stock	82	85
Detachable Warrants	3,527	5,583
Notes payable	0	37
Conversion option on Preferred Stock	5,417	8,612
Deferred revenues	190	369

Total liabilities	$10,556	$16,399

Commitments	$0	$0
Redeemable Preferred Stock; 6,675 shares outstanding at March 31, 2005, and 6,775 outstanding at December 31, 2004	$3,382	$2,995

Stockholders’ deficiency:
Preferred Stock, $.01 par value, 13,500,000 shares authorized; shares issued 7,550 at March 31, 2005 and December 31, 2004	$0	$0
Common Stock, $.01 par value; 80,000,000 shares authorized, 31,716,189 shares issued and outstanding at March 31, 2005 and 30,865,777 shares issued and outstanding at December 31, 2004	317	308
Additional paid-in capital	215,418	213,863
Accumulated deficit	$(217,645)	(219,743)

Total stockholders’ deficiency	$(1,910)	$(5,572)

Total liabilities and stockholders’ deficiency	$12,028	$13,822

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands, Except per Share Amounts)

	Three Months ended March 31,
	2005	2004
Revenues	$179	$0
Cost of revenues	125	0
Gross margins	54	0

Engineering and development (excluding depreciation and amortization amounts of $66, and $0, respectively)	1,305	800
Sales and marketing (excluding depreciation and amortization amounts of $8 and $0, respectively)	379	191
General and administrative (excluding depreciation and amortization amounts of $97 and $102, respectively)	847	1,674
Depreciation and amortization	171	102

Total expenses from continuing operations	2,702	2,767

Loss from operating activities of continuing operations	(2,648)	(2,767)
Interest and other income	66	7
Change in fair value of warrants and conversion options	5,176	0
Interest and other expense	0	(1)
Income (loss) from continuing operations	2,594	(2,761)
Income from discontinued operations	0	23
Net income (loss)	2,594	(2,738)
Accretion on preferred stock and dividends	(495)	0
Net income (loss) available to common stockholders	$2,099	$(2,738)

Income (loss) from continuing operations per common share:
Basic	$0.08	$(0.10)
Fully Diluted	$0.07	$(0.10)
Income from discontinued operations per common share:
Basic	$0.00	$0.00
Fully Diluted	$0.00	$0.00
Net income (loss) per common share:
Basic	$0.08	$(0.10)
Fully Diluted	$0.07	$(0.10)
Net income (loss) available to common shareholders per common share:
Basic	$0.07	$(0.10)
Fully Diluted	$0.07	$(0.10)
Weighted average common shares outstanding:
Basic	31,582,115	27,236,662
Fully Diluted	38,334,855	27,236,662

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months ended March 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$2,594	$(2,738)
Income from discontinued operations	0	(23)
Adjustments to reconcile net income (loss) to net operating cash flow from operating activities from continuing operations:
Depreciation and amortization	171	102
Change in fair value of warrants and conversion options	(5,176)	0
Non-cash stock based compensation	1	631
Changes in operating assets and liabilities:
Other receivable	16	0
Inventory	(53)	0
Prepaid and other assets	(209)	261
Accounts payable	36	(95)
Accrued expenses	(110)	111
Accrued compensation and benefits	(299)	(39)
Other	(179)	(7)
Net operating cash flow from continuing operations	(3,208)	(1,797)
Net operating cash flow from discontinued operations	0	57
Net cash used in operating activities	(3,208)	(1,740)

Cash flows from investing activities of continuing operations:
Capital expenditures	(80)	(8)
Net cash used in investing activities	(80)	(8)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	12	1,406
Proceeds from the exercise of stock options	204	105
Proceeds from the exercise of stock rights and warrants	1,161	320
Net cash provided by financing activities	1,377	1,831
Net (decrease) increase in cash and equivalents	(1,911)	83
Cash and cash equivalents, beginning of period	11,840	3,365
Cash and cash equivalents, end of period	$9,929	$3,448
Non-cash financing activities:
Conversion of preferred stock to common stock	$100	$0

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollar Amounts are in Thousands, Except for per Share and Share Amounts)

(Unaudited)

1.                                       Basis of Presentation.

The unaudited financial statements of WorldGate Communications, Inc. (“WorldGate” or the “Company”) for the three months ended March 31, 2005 and March 31, 2004 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and the notes thereto included in the Company’s Annual Report on Form 10-K.

The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.                                       Liquidity and Going Concern Considerations.

As of March 31, 2005 the Company had cash and cash equivalents of $9,929. The operating cash usage from continuing operations for the three months ended March 31, 2005 was $3,208. The funds we received as a result of private placements of our securities on December 1, 2003, December 4, 2003, January 21, 2004, April 22, 2004, June 23, 2004 and December 15, 2004, have permitted us to fund the development of our new business.

In December 2003 and January 2004, WorldGate received proceeds from investments aggregating $3,100 by certain institutional investors. These investors purchased an aggregate of 3,000,000 shares of newly issued common stock. The investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock purchased by the investors in their investment, at the same price as their investment, and five-year warrants to purchase up to 30% of the common stock purchased by the investors in their investment, at an exercise price equal to a twenty-five percent premium to their purchase price for the investment. The purchase price for the 2 million shares purchased in the December 2003 transactions were $0.80 per share, with the warrants having a $1.00 per share exercise price. The purchase price for the 1 million shares purchased in the January 2004 transaction was $1.50 per share, with the warrants having a $1.875 per share exercise price. All additional investment rights associated with the December 2003 transaction were exercised during January and February of 2004, resulting in an incremental investment of $320. All additional investment rights associated with the January 2004 transaction were exercised in May 2004, resulting in an incremental investment of $300. A portion of the warrants and additional investment right warrants associated with the December 2003 and January 2004 transactions were exercised in December 2004 and January 2005, resulting in an incremental investment of $925.

In June 2004, WorldGate completed a private placement of 7,550 shares of its Series A Preferred Stock at a stated value of $1000 per share, which preferred stock is convertible into the Company’s common stock at a conversion price of $2.35 per share; five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share; and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock at $3.14 a share. In November and December 2004 and January 2005, 875 preferred shares were converted to common stock. In April 2005, an additional 4,250 preferred shares were converted to common stock. In December 2004 and January 2005, 1,606,383 additional investment rights were exercised, resulting in an incremental investment of $5,044.

The Company has $10,556 of liabilities and its assets are not pledged as collateral as of March 31, 2005. These liabilities include $9,026 related to the Company’s private placement of Series A Preferred Stock and $190 of advanced funds received from Motorola for future shipments of video phones in accordance with the Agreement signed in April 2004.

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Therefore, the financial statements do not include any adjustments relating to the Company’s ability to operate as a going concern.  The appropriateness of using the going concern basis in the future, however, will be dependent upon the Company’s ability to address its liquidity needs as described above.  There is no assurance that the Company will be able to address its liquidity needs through the measures described above on acceptable terms and conditions, or at all, and accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  The independent auditors’ report for the year ended December 31, 2004 includes an explanatory paragraph stating that because the Company has suffered recurring losses from operations and had a net accumulated deficiency of $220 million, those issues raise substantial doubt about the Company’s ability to continue as a going concern.

3.                                       Recent Accounting Pronouncement.

In November 2004, the FASB issued SFAS no. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges.”  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.  SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”  APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued.  SFAS No. 153 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning with our quarterly period that begins after June 15, 2005, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations”.  FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated.  If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligations.  The interpretation is required to be adopted in the first quarter of 2006.  We are currently evaluating the interpretation to determine the effect on our financial statements and related disclosures.

4.                                       Inventories.

Inventories as of March 31, 2005 and December 31, 2004 are summarized as follows:

	March 31, 2005	December 31, 2004
Raw material (from discontinued operations)	$1,622	$1,622
Finished goods (from continuing operations)	99	46
Total Inventory	1,721	1,668
Inventory Reserve	(1,622)	(1,622)
Inventory, net	$99	$46

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

	For the Three Month Period Ended March 31,
	2005	2004

Income (loss) from continuing operations	$2,594	$(2,761)
Income from discontinued operations	0	23
Net income (loss)	2,594	(2,738)
Accretion on preferred stock and dividends	(495)	0
Net income (loss) available to common shareholders, as reported	2,099	(2,738)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax of $0	(194)	(2,249)
Pro forma net income (loss)	$1,905	$(4,987)

Net income (loss) per share:
Income (loss) from continuing operations:
Basic	$0.08	$(0.10)
Fully Diluted	$0.07	$(0.10)
Income from discontinued operations:
Basic	$0.00	$0.00
Fully Diluted	$0.00	$0.00
Net income (loss):
Basic	$0.08	$(0.10)
Fully Diluted	$0.07	$(0.10)
Net income (loss) available to common shareholders:
Basic	$0.07	$(0.10)
Fully Diluted	$0.07	$(0.10)
Net income (loss) available to common shareholders – pro forma:
Basic	$0.06	$(0.18)
Fully Diluted	$0.06	$(0.18)

Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

6.                                       Commitments and Contingencies.

Leases

In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. The Company stopped paying rent on this lease in May 2003, and in lieu of rent payments the Company’s landlord, 3190 T General, Inc. (an entity formed by non-employee investors in the Company), began drawing down the security deposit for the facility. Prior to stopping rent payments, the Company had commenced negotiations with its landlord for an amendment of its lease to reduce the space commitment and the rent payable. These negotiations were not successful, and in September 2003, the Company’s landlord filed an action in the Court of Common Pleas, Bucks County Pennsylvania to perfect its interest to take possession of the Company’s facility, and to establish damages for past rent and expenses. Although a judgment was granted allowing the Company’s landlord to regain possession of the facility, the Company remained in the facility and continued negotiations with its landlord. During 2004, the landlord deeded the facility to its mortgage holders and negotiations commenced with GMAC as representative for the mortgage holders. These negotiations were successful and in June 2004 the Company’s lease was amended to reduce the lease obligation in line with the Company’s current space requirements, and to bring the Company current with respect to all outstanding back rent. In November 2003, the Company entered into a 60 month lease for office equipment. As of March 31, 2005 there remains a total of $21 to be paid over the remaining period of the lease.

 Significant Agreements and Transactions

In 1997, the Company entered into agreements with certain customers who are investors. Revenues from continuing operations recognized from such investors were approximately $179 and $0, respectively, for the three months ended March 31, 2005 and 2004. One of these investors accounted for 100% of the revenues for the three months ended March 31, 2005. Advances received from this investor were $190 as of March 31, 2005 and are included in deferred revenue in the accompanying balance sheet.

Revenues, included in discontinued operations, were recognized from such investors of approximately $0 and $1, respectively, for the three months ended March 31, 2005 and 2004. Accounts receivable from such investors were $0 as of March 31, 2005 and December 31, 2004.

The Company has a current agreement with an investor, and previously had agreements with certain other investors, to provide the Company with engineering and development support. As a result of those agreements, the Company has expensed approximately $102 (included in continuing operations) and $0 (included in discontinued operations), for the three months ended March 31, 2005 and March 31, 2004, respectively. Accounts payable to these investors amounted to $180 and $117 at March 31, 2005 and December 31, 2004, respectively. Some of these stockholders were suppliers of technology and components for the Company’s discontinued ITV products and services. These agreements provided for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company’s engineering efforts. These agreements did not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company.

7.                                       Net Loss per Share.

Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net income (loss) per common share excludes potential common shares if the effect is antidilutive.  Potential common shares comprise shares of common stock issuable upon the exercise of stock options and warrants.  The number of potential common shares which would have been assumed to be converted in the periods ended March 31, 2005 and 2004 and have a dilutive effect if the Company had income from continuing operations, or if the options’ exercise price was less than the average market price of the common shares, is 862,250 and 8,065,111, respectively.

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

Discontinued Operations

During the first quarter of 2004, we transitioned from the business of developing and selling interactive television, or ITV, technology, products and services for use in conjunction with cable TV broadband networks (the “ITV business”) to the development of our video phone products as our primary business focus. During the three months ended March 31, 2004, the Company had revenues from discontinued operations of $82. Cost of revenues for the three months ended March 31, 2004 were $43. Concurrently, operating expenses from discontinued operations were $16 for the three months ended March 31, 2004. For the three months ended March 31, 2004, other income and other expense relating to discontinued operations were $13. There were no revenues, cost of revenues, operating expenses, and other income and other expenses from discontinued operations during the three months ended March 31, 2005.

The information in our quarter-to-quarter comparisons below represents only our results from continuing operations.

Three Months Ended March 31, 2005 and March 31, 2004

Revenues.

Revenues. Revenues from continuing operations for the three months ended March 31, 2005 were $179. These revenues represent initial deliveries of video phones for pre-market testing. There were no revenues from continuing operations during the three months ended March 31, 2004.

Costs and Expenses.

Cost of Revenues. The cost of revenues from continuing operations consisted of product and delivery costs relating to the initial deliveries of video phones was $125 for the three months ended March 31, 2005. There were no costs of revenues from continuing operations during the three months ended March 31, 2004.

Engineering and Development.  Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of the Company’s video phone product.  Engineering and development costs were $1,305 for the three months ended March 31, 2005, compared with $800 for the three months ended March 31, 2004.  This increase of $505, or 63%, reflects the Company’s increased concentration of its engineering staff, and related costs, for the further and continuing development of its video phone product.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation, attendance at conferences and trade shows, travel costs, promotions and other marketing programs related to the introduction of the Company’s video phone product.  Sales and marketing costs were $379 for the three months ended March 31, 2005, compared with $191 for the three months ended March 31, 2004.  This increase of $188, or 98%, reflects the increased effort of staff, and related marketing and promotional expenditures associated with the launch of the Company’s video phone product.

General and Administrative.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees.  General and administrative expenses were $847 for the three months ended March 31, 2005, compared with $1,674 for the three months ended March 31, 2004. This decrease of $827, or 49%, is primarily attributable to certain non-recurring expenses incurred during the three months ended March 31, 2004 that were not incurred during the three months ended March 31, 2005. These expenses consisted of a non cash charge of $631 reflecting a Black Scholes estimate of the value of the warrants issued as part of the private placement of the Company’s stock to certain institutional investors in January 2004, an expense for sales taxes of $125, and a $242 reduction in rent expense from the $303 recorded during the three months ended March 31, 2004 to $61 recorded for the three months ended March 31, 2005.

Interest and Other Income and Interest Expense. Interest and other income and interest expense consist of interest earned on cash and cash equivalents, and interest expense on short-term debt. Interest and other income increased from $7 for the three months ended March 31, 2004 to $66 for the three months ended March 31, 2005, primarily due to additional interest income earned on a higher level of invested funds. During the three months ended March 31, 2005, the Company earned interest on average cash balances of approximately $11,026 and incurred interest expense related to its insurance financing. In comparison, during the three months ended March 31, 2004 the Company earned interest on average cash balances of approximately $3,878 and incurred interest expense related to its insurance financing.

Income Taxes.  The Company has incurred net operating losses since inception and accordingly had no income taxes and has not recorded any income tax benefit for those losses.

Liquidity and Capital Resources.

As of March 31, 2005, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, are of high quality investment grade and have maturities of less than 90 days.

At March 31, 2005, we had cash and cash equivalents of $9,929 (and no short-term investments) as compared to cash and equivalents of $11,840 (and no short-term investments) at December 31, 2004.  Net cash used in continuing operations was $3,208 for the three months ended March 31, 2005, as compared to $1,797 used for the same period in 2004. This increase in net cash used for continuing operations was primarily attributable to the Company’s increase in expenditures related to the video phone business.  The Company recorded bad debt expense in the amount of $16 from discontinued operations during the three months ended March 31, 2004 to reflect its current assessment of the collectability of certain receivables.

Cash provided by financing activities from continuing operations during the three months ended March 31, 2005, totaled $1,377 compared to $1,831 provided during the same period in 2004. Capital expenditures were $80 and $8 for the three months ended March 31, 2005 and 2004, respectively.

Operations and Liquidity.

To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999.  As of March 31, 2005 the Company had cash, and cash equivalents of $9,929.  The operating cash usage from continuing operations for the three months ended March 31, 2005 and 2004 was $3,208 and $1,797, respectively. As of March 31, 2005 we have no outstanding debt and our assets are not pledged as collateral. From time to time opportunities arise for us to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources.  Such additional financing, if obtained, could provide additional cash for working capital, accelerated engineering and development activities and potential acquisitions. While we continue to evaluate such opportunities, it should be noted that any additional financing may be dilutive to our shareholders, or could impose restrictions on operating activities. Furthermore, there can be no assurance that any additional financing will remain available to us on terms acceptable, if at all.

With the private placement of our common stock, together with additional rights and warrants, aggregate gross proceeds received of $1.5 million in January 2004, the private placement of our common stock in April 2004 providing proceeds of $1.0 million, the June 2004 private placement of our redeemable preferred stock providing proceeds of $7.55 million, the December 2004 private placement of common stock of $500, the exercise of additional investment rights and warrants of $6.8 million in January, February, May and December 2004 and January and February 2005, and the exercise by employees and former employees of options throughout 2004 and January and February 2005 providing aggregate proceeds of $900; we project we will have sufficient funding to continue operations through 2005, without additional financing, and assuming no impact from sales. We do however have an obligation to pay dividends on, as well as to redeem, our outstanding Series A Preferred Stock upon maturity, or at the earlier option of a holder of these securities. Under certain limited circumstances we may be forced to make such payments and redemptions with cash instead of shares of our common stock. In such event our ability to fund continuing operations would be negatively impacted. The report of the registered independent public accounting firm for the year ended December 31, 2004 included an explanatory paragraph stating that because the Company had suffered recurring losses from operations and had a net accumulated deficiency of $220 million, these issues raised substantial doubt about the Company’s ability to continue as a going concern. No assurances can be given that sufficient sales, if any, will materialize, or that, if pursued, a financing transaction can be consummated. We however remain hopeful that sales will materialize and/or that sufficient funding can be developed through ongoing operations or additional financings to continue our operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio.  We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

As of March 31, 2005, the Company’s cash and cash equivalents were $9,929, having a maturity of less than 90 days, and it had no short-term investments.  Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended March 31, 2005 would have decreased by approximately $24. This estimate assumes that the decrease occurred on the first day of 2005 and reduced the yield of each investment instrument by 100 basis points.  The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

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

ITEM 4.     CONTROLS AND PROCEDURES.

As of the end of the period covered by this Form 10-Q, the Company’s principal executive and principal financial officers, including its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that a “significant deficiency”, that is considered to be a “material weakness,” (as defined under the standards established by the American Institute of Certified Public Accountants) existed with respect to the Company’s reporting of complex transactions. To address this material weakness, we have engaged outside experts to provide counsel and guidance in areas where we cannot economically maintain the required expertise internally (e.g., with the appropriate classifications and treatments of complex and non-routine transactions).

With the exception of this condition, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are reasonably designed and effective to alert them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act. Except as identified above, there have been no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

(Dollar Amounts are in Thousands, Except per Share Amounts)

ITEM 1.     LEGAL PROCEEDINGS.

None

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 24, 2004, we completed a private placement that resulted in the issuance of 7,550 shares of Series A preferred stock at a sale price of $1000 per share (which preferred stock is convertible into our common stock at a conversion price of $2.35 per share), five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share, and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. The June 2004 private placement resulted in gross proceeds to our Company of $7,550,000. From November 2004 through April 15, 2005, holders of the Series A preferred stock from the June 24, 2004 private placement have converted 5,125 of their shares, resulting in the issuance of 2,180,851 shares of our common stock based upon the $2.35 conversion price. Furthermore, between January 2004 and April 18, 2005, the investors from the 2003 and 2004 private placements have exercised warrants and additional investment rights resulting in additional gross proceeds of approximately $7,089,000 and the issuance of 3,134,048 shares.

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

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws (1)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 18, 2004 (3)
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 23, 2004 (2)
24	Power of Attorney (included in signature page)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(1) Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended March 31, 1999.

(2) Incorporated by reference to the exhibits to the Company’s Proxy Statement to shareholders filed September 30, 2004.

(3)Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended September 30, 2004, as filed on November 17, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Date:	May 16, 2005	/s/ Hal M. Krisbergh
Hal M. Krisbergh
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 16, 2005	/s/ Joel Boyarski
Joel Boyarski
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)