Form 10-Q
period 2005-06-30
WORLDGATE COMMUNICATIONS INC
filed 2005-08-15
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2005.

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

Yes ☐ No ☒

As of August 4, 2005, there were 38,579,857 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$7,520	$11,840
Accounts Receivable	1,075	0
Other receivables	40	28
Inventory, net	1,004	46
Prepaid and other assets	354	184
Total current assets	9,993	12,098

Property and equipment	3,852	3,530
Less: accumulated depreciation and amortization	(2,157)	(1,815)
Property and equipment, net	1,695	1,715
Deposits and other assets	9	9
Total assets	$11,697	$13,822

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$1,971	$222
Accrued expenses	879	951
Accrued compensation and benefits	357	540
Dividend payable on Preferred Stock	30	85
Detachable Warrants	2,514	5,583
Notes payable	230	37
Conversion option on Preferred Stock	1,348	8,612
Deferred revenues	10	369
Total liabilities	7,339	16,399
Commitments	0	0
Redeemable Preferred Stock; 2,425 shares outstanding at June 30, 2005, and 6,775 outstanding at December 31, 2004	1,858	2,995

Stockholders’ equity (deficiency):
Preferred Stock, $.01 par value, 13,500,000 shares authorized; redeemable shares issued 7,550 at June 30, 2005 and December 31, 2004	0	0
Common Stock, $.01 par value; 80,000,000 shares authorized, 33,840,802 shares issued and outstanding at June 30, 2005 and 30,865,777 shares issued and outstanding at December 31, 2004	338	308
Additional paid-in capital	220,312	213,863
Accumulated deficit	(218,150)	(219,743)
Total stockholders’ equity (deficiency)	2,500	(5,572)
Total liabilities and stockholders’ equity (deficiency)	$11,697	$13,822

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands, Except per Share Amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Total Revenues	$1,789	$0	$1,967	$0
Less: Product Launch Discount	(390)	0	(390)	0
Net Revenue	1,399	0	1,577	0
Cost of revenues	1,266	0	1,390	0
Gross margins	133	0	187	0

Engineering and development (excluding depreciation and amortization amounts of $73 and $102 for the three months ended June 30, 2005 and 2004, respectively, and $139 and $204 for the six months ended June 30, 2005 and 2004, respectively)	1,373	799	2,679	1,599
Sales and marketing (excluding depreciation and amortization amounts of $10 and $0 for the three months ended June 30, 2005 and 2004, respectively, and $18 and $0 for the six months ended June 30, 2005 and 2004, respectively)	640	408	1,018	599
General and administrative (excluding depreciation and amortization amounts of $88 and $0 for the three months ended June 30, 2005 and 2004, respectively, and $185 and $0 for the six months ended June 30, 2005 and 2004, respectively)	887	1,001	1,734	2,674
Depreciation and amortization	171	102	342	204
Total expenses from continuing operations before interest, other income (expense), change in fair value of warrants and conversion options	3,071	2,310	5,773	5,076
Loss from continuing operations	(2,938)	(2,310)	(5,586)	(5,076)
Interest and other income	109	13	175	20
Change in fair value of warrants and conversion options	2,466	348	7,642	348
Interest and other expense	(3)	(2)	(3)	(3)
(Loss) income from continuing operations	(366)	(1,951)	2,228	(4,711)
Income from discontinued operations	0	7	0	29
Net (loss) income	(366)	(1,944)	2,228	(4,682)
Accretion on preferred stock and dividends	(139)	(31)	(635)	(31)
Net (loss) income available to common stockholders	$(505)	$(1,975)	$1,593	$(4,713)
(Loss) income from continuing operations per common share:
Basic	$(0.01)	$(0.07)	$0.07	$(0.17)
Fully Diluted	$(0.01)	$(0.07)	$0.06	$(0.17)
Income from discontinued operations per common share:
Basic	$0.00	$0.00	$0.00	$0.00
Fully Diluted	$0.00	$0.00	$0.00	$0.00
Net (loss) income per common share:
Basic	$(0.01)	$(0.07)	$0.07	$(0.17)
Fully Diluted	$(0.01)	$(0.07)	$0.06	$(0.17)
Net (loss) income available to common shareholders per common share:
Basic	$(0.02)	$(0.07)	$0.05	$(0.17)
Fully Diluted	$(0.02)	$(0.07)	$0.06	$(0.17)
Weighted average common shares outstanding:
Basic	33,546,229	27,898,268	32,569,598	27,380,133
Fully Diluted	33,546,229	27,898,268	38,432,028	27,380,133

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months ended June 30,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$2,228	$(4,682)
Income from discontinued operations	0	(29)
Adjustments to reconcile net income (loss) to net operating cash flow from operating activities from continuing operations:
Depreciation and amortization	342	204
Change in fair value of warrants and conversion options	(7,642)	(348)
Non-cash stock based compensation	0	631
Changes in operating assets and liabilities:
Accounts receivable	(1,075)	0
Other receivables	(12)	28
Inventory	(958)	0
Prepaid and other assets	60	247
Accounts payable	1,749	(294)
Accrued expenses	(72)	477
Accrued compensation and benefits	(183)	40
Other	(359)	285
Net cash used in continuing operations	(5,922)	(3,441)
Net cash provided by discontinued operations	0	46
Net cash used in operating activities	(5,922)	(3,395)

Cash flows from investing activities of continuing operations:
Capital expenditures	(322)	(30)
Net cash used in investing activities	(322)	(30)

Cash flows from financing activities of continuing operations:
Payment of Note Payable	(37)	0
Proceeds from issuance of common stock	21	2,509
Proceeds from issuance of redeemable preferred stock	0	7,111
Proceeds from the exercise of stock options	465	126
Proceeds from the exercise of stock rights and warrants	1,475	620
Net cash provided by financing activities	1,924	10,366
Net (decrease) increase in cash and equivalents	(4,320)	6,941
Cash and cash equivalents, beginning of period	11,840	3,365
Cash and cash equivalents, end of period	$7,520	$10,306

Cash paid for interest	$1	$2
Non-cash financing activities:
Conversion of preferred stock to common stock	$4,350	$0
Issuance of common stock for payment of dividend	$168	$0
Issuance of note payable to finance D & O insurance	$230	$256

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar Amounts are in Thousands, Except for per Share and Share Data)

(Unaudited)

1.                                       Basis of Presentation.

The unaudited financial statements of WorldGate Communications, Inc. (“WorldGate” or the “Company”) for the three and six months ended June 30, 2005 and June 30, 2004 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004 and the notes thereto included in the Company’s Annual Report on Form 10-K.

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

2.                                       Liquidity and Going Concern Considerations.

As of June 30, 2005 the Company had cash and cash equivalents of $7,520. The operating cash usage from continuing operations for the three and six months ended June 30, 2005 was $2,714 and $5,922, respectively. The funds we received as a result of private placements of our securities on December 1, 2003, December 4, 2003, January 21, 2004, April 22, 2004, June 23, 2004 and December 15, 2004, have permitted us to fund the development of our new business.

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

In June 2004, WorldGate completed a private placement of redeemable preferred stock. The Series A Convertible Preferred Stock has attached warrants and conversion options. Specifically, the holders of the Preferred Stock may convert their shares into our common stock at a conversion price of $2.35 per share. In addition, the Company may force conversion of the Preferred Stock into common stock if the Company achieves certain price targets for its common stock and satisfaction of certain other conditions. In either event the conversion price is subject to adjustment in the event the Company enters into another transaction which is dilutive to the subject transaction. As part of this transaction, the Company has also issued five-year warrants to purchase 1,606,383 shares of the Company’s common stock, one-half of the warrants at an exercise price of $2.69 per share and the remaining half at an exercise price of $3.14 per share. The preferred stock has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company’s option. The Preferred Stock has a staged maturity over three years with one-third of the preferred stock to be redeemed after 18 months, one-third after 24 months and one-third after 36 months, and may be redeemed at maturity in cash or, subject to certain conditions, through the issuance of common stock, at the

Company’s option (with stock payments being made at the then current market price). Of the 7,550 preferred shares issued under this private placement, all but 2,425 shares have been redeemed as of June 30, 2005.

EITF Issue D-98, paragraph 4, states that Rule 5.02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded as a liability outside of permanent equity. The value ascribed to the redeemable preferred stock upon initial issuance, i.e. at June 23, 2004, was the amount received in the transaction minus the value ascribed to the conversion option and warrants. This initial value of the redeemable preferred stock is accreted up to the redemption value (the amount received in the transaction) over the future relevant periods using the interest method.

The conversion options and warrants are considered embedded derivative instruments under SFAS No. 133, paragraph 11a. In accordance with EITF Issue 00-19, paragraph 8, and EITF Issue No. 00-27, Issue Summary Number 1, paragraph 5, these conversion options and warrants do not meet the paragraph 11(a) exclusion of SFAS No. 133 and are therefore classified as liabilities. In accordance with EITF Issue D-98, the Company identifies and measures these derivatives under the fair value method at the end of each quarter, and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings in accordance with paragraph 16 of SFAS No. 133. We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. The warrants and conversion options are valued using the Black-Scholes valuation model. Actual period close common stock prices, volatility rate of 64%, and the period close risk-free interest rate for the instrument’s expected remaining life (continuously compounded), are the key assumptions used in the valuation calculation. The WorldGate share price changed from $4.99 per share at the end of December 31, 2004 to $3.90 as of March 31, 2005, and to $3.24 as of June 30, 2005, making the embedded warrants and preferred stock conversion elements less valuable, and therefore less costly, relative to their strike price. The result was $2,466 and $7,642 in non-cash gains, respectively, recorded for the three and six months ended June 30, 2005.

It is important to note that this periodic marked to market addition to, or deduction from, earnings has no cash effect over the life of the instruments, with the cumulative non-cash mark-to-market adjustments of gains and losses offsetting and netting to $0. These instruments are conventional elements of financing transactions and were not intended to be, nor are they, hedging instruments. The preferred stock and warrants are convertible or exercisable at fixed prices and therefore there is no market risk associated with these instruments.

The Company had $7,339 of liabilities and its assets are not pledged as collateral as of June 30, 2005. These liabilities include $3,892 of dividends, detachable warrants and conversion options related to the Company’s private placement of Series A Preferred Stock.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Therefore, the consolidated financial statements do not include any adjustments relating to the Company’s ability to operate as a going concern.  The appropriateness of using the going concern basis in the future, however, will be dependent upon the Company’s ability to address its ongoing liquidity needs. There is no assurance that the Company will be able to address its liquidity needs, and accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  The independent auditors’ report for the year ended December 31, 2004 included an explanatory paragraph stating that because the Company has suffered recurring losses from operations and had a net accumulated deficiency of $220,000, those issues raised substantial doubt about the Company’s ability to continue as a going concern.

3.                                       Recent Accounting Pronouncement.

In November 2004, the FASB issued SFAS no. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges.”  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.  SFAS No. 151 is to be applied prospectively.

The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”  APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued.  SFAS No. 153 is to be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning with our annual periods that begin after June 15, 2005, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications.

Subsequently, in April 2005, the SEC issued release 2005-57 which allows companies to implement Statement No. 123 (R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as disclosed in the original Statement No 123 (R) release in December 2004.  We are currently evaluating the impact of this standard and its transitional alternatives.

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

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3,” (SFAS No. 154) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations, financial position or cash flows.

4.                                       Inventories.

Inventories as of June 30, 2005 and December 31, 2004 are summarized as follows:

	June 30, 2005	December 31, 2004
Raw material (from discontinued operations)	$0	$1,622
Finished goods (from continuing operations)	1,004	46
Total Inventory	1,004	1,668
Inventory Reserve	0	(1,622)
Inventory, net	$1,004	$46

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

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2005	2004	2005	2004

(Loss) income from continuing operations	$(366)	$(1,951)	$2,228	$(4,711)
Income from discontinued operations	0	7	0	29
Net (loss) income	(366)	(1,944)	2,228	(4,682)
Accretion on preferred stock and dividends	(139)	(31)	(635)	(31)
Net income (loss) available to common shareholders, as reported	(505)	(1,975)	1,593	(4,713)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	0	0	0	631
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax of $0	(206)	(520)	(400)	(1,083)
Pro forma net (loss) income	$(711)	$(2,495)	$1,193	$(5,165)

Net (loss) income per share:
Income (loss) from continuing operations:
Basic	$(0.01)	$(0.07)	$0.07	$(0.17)
Fully Diluted	$(0.01)	$(0.07)	$0.06	$(0.17)
Income from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Fully Diluted	$0.00	$0.00	$0.00	$0.00
Net (loss) income:
Basic	$(0.01)	$(0.07)	$0.07	$(0.17)
Fully Diluted	$(0.01)	$(0.07)	$0.06	$(0.17)
Net (loss) income available to common shareholders:
Basic	$(0.02)	$(0.07)	$0.05	$(0.17)
Fully Diluted	$(0.02)	$(0.07)	$0.06	$(0.17)
Net (loss) income available to common shareholders – pro forma:
Basic	$(0.02)	$(0.09)	$0.04	$(0.19)
Fully Diluted	$(0.02)	$(0.09)	$0.05	$(0.19)

Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

6.                                       Commitments and Contingencies.

Leases

In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. The Company stopped paying rent on this lease in May 2003, and in lieu of rent payments the Company’s landlord, 3190 T General, Inc. (an entity formed by non-employee investors in the Company), began drawing down the security deposit for the facility. Prior to stopping rent payments, the Company had commenced negotiations with its landlord for an amendment of its lease to reduce the space commitment and the rent payable. These negotiations were not successful, and in September 2003, the Company’s landlord filed an action in the Court of Common Pleas, Bucks County, Pennsylvania to perfect its interest to take possession of the Company’s facility, and to establish damages for past rent and expenses. Although a judgment was granted allowing the Company’s landlord to regain possession of the facility, the Company remained in the facility and continued negotiations with its landlord. During 2004, the landlord deeded the facility to its mortgage holders and negotiations commenced with GMAC as representative for the mortgage holders. These negotiations were successful and in November 2004 the Company’s lease was amended with an effective date of June 2004 to reduce the lease obligation in line with the Company’s then current space requirements, and to bring the Company current with respect to all outstanding back rent.  Subsequently, GMAC sold the building and we are now in negotiations with the new owner to further amend the lease to secure a lower rental rate and additional square footage. The current lease covers 22,176 square feet at an annual rate of $15 per square foot, cancelable by either party with 90 days notice.

In November 2003, the Company entered into a 60 month lease for office equipment. As of June 30, 2005 there remains a total of $20 to be paid over the remaining period of the lease.

 Significant Agreements and Transactions

Net revenues from continuing operations recognized from an investor were approximately $1,399 and $0, respectively, for the three months ended June 30, 2005 and 2004, and approximately $1,577 and $0, respectively, for the six months ended June 30, 2005 and 2004. This investor accounted for approximately 100% of the revenues for the three and six months ended June 30, 2005. This investor previously provided a cash advance against product shipments. The balance of this advance received from this investor was $0 as of June 30, 2005. Accounts receivable from this investor were $1,072 as of June 30, 2005 and $0 at December 31, 2004.

The Company has a current agreement with an investor to provide the Company with engineering and development support. As a result of this agreement, the Company has expensed approximately $92 (included in continuing operations) and $0 (included in discontinued operations), for the three months ended June 30, 2005 and June 30, 2004, respectively, and approximately $158 (included in continuing operations) and $0 (included in discontinued operations), for the six months ended June 30, 2005 and 2004, respectively. Accounts payable to this investor amounted to $1,803 and $117 at June 30, 2005 and December 31, 2004, respectively. This agreement provided for contracted services, including hardware and software development, and the creation and development of tools to facilitate the Company’s engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company.

7.                                       Net (Loss) Income per Share.

Basic and diluted net (loss) income per common share is computed by dividing the net (loss) income available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net (loss) income per common share excludes potential common shares if the effect is antidilutive.  Potential common shares comprise shares of common stock issuable upon the exercise of stock options and warrants and the conversion of preferred stock.  For the six month periods ended June 30, 2005 and 2004, there would have been a potential additional 1,272,256 and 12,968,818, respectively, shares assumed to be converted, that would have a dilutive effect, if the Company had income from continuing operations, or if the options’ exercise price was less than the average market price of the common shares.

8.                                       Subsequent Event.

On August 3, 2005, the Company completed a private placement of $17.5 million of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,633,333 shares of its common stock, with an exercise price of $5.00 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,554,000 additional shares of common stock at $4.12 a share.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

We may from time to time make written or oral forward-looking statements, including those contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The words “estimate,” “project,” “believe,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  In order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors that could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on our behalf.  The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) industry competition factors and other uncertainty that a market for our products will develop, (3) challenges associated with broadband service operators (including, uncertainty that they will offer our products, inability to predict the manner in which they will market and price our products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our products), (4) continued losses, (5) difficulty or inability to raise additional financing on terms acceptable to us, (6) departure of one or more key persons, (7) delisting of our Common Stock from the NASDAQ Small Cap Market, (8) changes in regulatory requirements, and (9) other risks identified in our filings with the Securities and Exchange Commission.  We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive.  We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

Results of Operations:

Critical Accounting Policies and Estimates.

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the annual report on Form 10-K.  Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas.  Following are some of the areas requiring significant judgments and estimates:  revenue recognition, accounts receivable, inventories, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, value of redeemable preferred stock, related warrants and conversion options.

Discontinued Operations

During the first quarter of 2004, we transitioned from the business of developing and selling interactive television, or ITV, technology, products and services for use in conjunction with cable TV broadband networks (the “ITV business”) to the development of our video phone products as our primary business focus. During the three and six months ended June 30, 2004, the Company had revenues from our discontinued ITV business operations of $82. Cost of revenues for the three and six months ended June 30, 2004 was $43. Concurrently, operating expenses from discontinued operations were $16 for the three and six months ended June 30, 2004. For the three and six months ended June 30, 2004, other income, net of other expenses, relating to our discontinued ITV business operations were $6. There were no revenues, cost of revenues, operating expenses, and other income and other expenses from discontinued operations during the three and six months ended June 30, 2005.

The information in our quarter-to-quarter comparisons below represents only our results from continuing operations.

Three and six Months Ended June 30, 2005 and June 30, 2004

Revenues.

Revenues. Total gross revenues from continuing operations for the three and six months ended June 30, 2005 were $1,789 and $1,967, respectively. Net revenues for the three and six months ended June 30, 2005 were $1,399 and $1,577, respectively. These revenues represent deliveries of video phones for pre-market testing and for the initial launch of video phones for the consumer market. As an incentive to promote delivery of the units, a special “Product Launch Discount” was provided by the Company to our distributor as a quantity restricted reduction to the unit contract based price in effect. For the three and six months ended June 30, 2005, this “Discount” was $390. There were no revenues from continuing operations during the three and six months ended June 30, 2004.

Costs and Expenses.

Cost of Revenues. The cost of revenues from continuing operations, which consisted of product and delivery costs relating to the delivery of video phones, was $1,266 and $1,390, respectively, for the three and six months ended June 30, 2005. There were no costs of revenues from continuing operations during the three and six months ended June 30, 2004.

Engineering and Development.  Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of the Company’s video phone product.  Engineering and development costs were $1,373 for the three months ended June 30, 2005, compared with $799 for the three months ended June 30, 2004, and $2,679 and $1,599, respectively, for the six months ended June 30, 2005 and 2004. This increase of $574, or 72%, and $1,080 , or 68%, respectively, for the three and six months ended June 30, 2005 over 2004, reflects the Company’s increased concentration of its engineering staff, and related costs, for the further and continuing development of its video phone product.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation, attendance at conferences and trade shows, travel costs, promotions and other marketing programs related to the marketing of the Company’s video phone product.  Sales and marketing costs were $640 for the three months ended June 30, 2005, compared with $408 for the three months ended June 30, 2004, and $1,018 and $599, respectively, for the six months ended June 30, 2005 and 2004.  This increase of $232, or 57%, and $419, or 70%, respectively, for the three and six months ended June 30, 2005 over 2004, reflects the increased effort of staff, and related marketing, service and promotional expenditures associated with the launch and growth of the Company’s video phone business.

General and Administrative.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees.  General and administrative expenses were $887 for the three months ended June 30, 2005, compared with $1,001 for the three months ended June 30, 2004, and $1,734 and $2,674, respectively, for the six months ended June 30, 2005 and 2004.  This decrease of $114, or 11%, and $940, or 35%, respectively, for the three and six months ended June 30, 2005 over 2004, is attributable to certain expenses incurred during the three and six months ended June 30, 2004 that were not incurred during the three and six months ended June 30, 2005. These expenses consisted of a non cash charge of $631 reflecting a Black Scholes estimate of the value of the warrants issued as part of the private placement of the Company’s stock to certain institutional investors in January 2004, an expense for sales taxes of $125, and a reduction in rent expense of $241 and $437, respectively, for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.

Interest, Other Income and Interest Expense. Interest, other income and interest expense consist of interest earned on cash and cash equivalents, and interest expense on short-term debt. Interest and other income increased from $13 for the three months ended June 30, 2004 to $109 for the three months ended June 30, 2005, and increased from $20 for the six months ended June 30, 2004 to $175 for the six months ended June 30, 2005, primarily due to additional interest income earned on a higher level of invested funds and an insurance refund settlement of $36. During the three months ended June 30, 2005, the Company earned interest on average cash balances of approximately $6,362 and incurred interest expense related to its insurance financing. In comparison, during the three months ended June 30, 2004 the Company earned interest on average cash balances of approximately $4,552 and incurred interest expense related to its insurance financing.  For the six months ended June 30, 2005, the Company earned interest on average cash balances of approximately $9,936 compared to $4,817 for the six months ended June 30, 2004.

Income Taxes.  The Company has incurred net operating losses since inception and accordingly had no income taxes and has not recorded any income tax benefit for those losses.

Liquidity and Capital Resources.

As of June 30, 2005, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, are of high quality investment grade and have original maturities of less than 90 days.

At June 30, 2005, we had cash and cash equivalents of $7,520 (and no short-term investments) as compared to cash and equivalents of $11,840 (and no short-term investments) at December 31, 2004.  Net cash used in continuing operations was $2,714 for the three months ended June 30, 2005, as compared to $1,644 used for the same period in 2004. The net cash used in continuing operations was $5,922 for the six months ended June 30, 2005 as compared to $3,441 used for the same period in 2004.  This increase in net cash used for continuing operations was primarily attributable to the Company’s increase in expenditures related to the video phone business.  The Company recorded bad debt expense in the amount of $16 from discontinued operations during the three and six months ended June 30, 2004 to reflect its current assessment of the collectability of certain receivables.

Cash provided by financing activities from continuing operations during the three months ended June 30, 2005, totaled $583 compared to $8,535 provided during the same period in 2004. Cash provided by financing activities from continuing operations during the six months ended June 30, 2005 was $1,924 as compared to $10,366 provided during the same period in 2004.  Capital expenditures were $242 and $22 for the three months ended June 30, 2005 and 2004, respectively.  For the six months ended June 30, 2005 and 2004 capital expenditures were $322 and $30, respectively.

Operations and Liquidity.

To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999.  As of June 30, 2005 the Company had cash, and cash equivalents of $7,520.  The operating cash usage from continuing operations for the three months ended June 30, 2005 and 2004 was $2,714 and $1,644, respectively. Operating cash usage from continuing operations for the six months ended June 30, 2005 and 2004 was $5,922 and $3,441, respectively.  As of June 30, 2005 we have no outstanding debt and our assets are not pledged as collateral.

The Company has funded operations through the private placement of our common stock in January 2004, which provided proceeds of $1,500, the private placement of our common stock in April 2004 providing proceeds of $1,000, the June 2004 private placement of our redeemable preferred stock providing proceeds of $7,550, the private placement of common stock in December 2004 providing $500, the exercise of additional investment rights and warrants providing $6,800 in January, February, May and December 2004 and January, February, and April 2005, the exercise by employees and former employees of options throughout 2004 and January through June 2005 providing aggregate proceeds of $1,171, and the August 2005 private placement of common stock, together with additional rights and warrants, providing $17,500. We do however have an obligation to pay dividends on, as well as to redeem, our outstanding Series A Preferred Stock upon maturity, or at the earlier option of a holder of these securities. Under certain limited circumstances we may be forced to make such payments and redemptions with cash instead of shares of our common stock. In such event our ability to fund continuing operations would be negatively impacted. The report of the independent registered public accounting firm for the year ended December 31, 2004 included an explanatory paragraph stating that the Company had suffered recurring losses from operations and had a net accumulated deficiency of $220,000, and that these issues raised substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio.  We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

As of June 30, 2005, the Company’s cash and cash equivalents were $7,520, having an original maturity of less than 90 days, and it had no short-term investments.  Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the six months ended June 30, 2005 would have decreased by approximately $43. This estimate assumes that the decrease occurred on the first day of 2005 and reduced the yield of each investment instrument by 100 basis points.  The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

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

ITEM 4.               CONTROLS AND PROCEDURES.

As of the end of the period covered by this Form 10-Q, the Company’s principal executive and principal financial officers, including its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are reasonably designed and effective to alert them on a timely basis to material information relating to the Company and that are required to be included in our reports filed or submitted under the Exchange Act. There have been no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.  EXHIBITS.

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

(2) Incorporated by reference to the exhibits to our Form 8-K Current Report filed on June 25, 2004 (Exhibit 3.1).

(3)Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended September 30, 2004, as filed on November 17, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Date:	August 15, 2005	/s/ Hal M. Krisbergh
Hal M. Krisbergh
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2005	/s/ Joel Boyarski
Joel Boyarski
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)