Form 10-K/A
period 2004-12-31
WORLDGATE COMMUNICATIONS INC
filed 2005-08-30
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 000-25755

WorldGate Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2866697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3190 Tremont Avenue Trevose, Pennsylvania	19053
(Address of principal executive offices)	(Zip Code)

(215) 354-5100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $46.7 million as of June 30, 2004, based on the closing sale price of $2.10 per share of common stock, as reported on the NASDAQ Small Cap Market.

The number of shares of the registrant’s common stock outstanding as of March 4, 2005 was 31,705,489.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

WORLDGATE COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2004

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9a.	Controls and Procedures

Item 9b.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14	Principal Accountants Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

WORLDGATE COMMUNICATIONS, INC.

This report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those anticipated in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this report.

PART I

Item 1. Business

WorldGate Communications, Inc. was incorporated in Delaware in 1996 to succeed to the business of our predecessor, WorldGate Communications, L.L.C., which commenced operations in March 1995. In April 1999, we completed our initial public offering of 5,750,000 shares of our common stock. Since January 9, 2003 our common stock has been listed on the NASDAQ Small Cap Market. Previously our common stock was traded on the NASDAQ National Market. Our common stock is traded under the symbol “WGAT”. Our executive offices are located at 3190 Tremont Avenue, Suite 100, Trevose, Pennsylvania 19053.

Overview

Since our formation in 1995 and until recently, we were in the business of developing and selling interactive television, or ITV, technology, products and services for use in conjunction with cable TV broadband networks (the “ITV Business”). Using our solutions, cable TV operators branded, marketed, and offered a wide variety of ITV packages to consumers. These packages included walled gardens of information, communications solutions complete with Internet-based e-mail and chat, and Web surfing, all presented and engaged on the TV set.

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

During 2004, we continued development of a video phone, designed specifically for personal video communication over high speed data, or HSD or broadband networks, that we believe is differentiated, both from competitors and from previous efforts at personal video telephony, by providing: “true to life” communication (meaning that images and sounds are synchronized, that there are minimum delays between the two ends of the communication, and that the quality of the images are improved significantly), ease of deployment by HSD operators, ease of use by residential and business end users, a highly styled ergonomic design, and interoperation with the public switched telephone network, or PSTN.  The design of our first video phone product was substantially completed in late 2004 and field trials were commenced. Commercial distribution of this product is expected to commence in the spring 2005 time frame.

On April 28, 2004, we entered into a multi-year agreement with General Instrument Corporation d/b/a the Broadband Communication Sector of Motorola, Inc. for the worldwide development and distribution of the Ojo personal video phone. Under the terms of the agreement, our video phone will be co-branded with our trademark, OjoTM, and Motorola will market the Ojo personal video phone as part of its “connected home” portfolio of consumer HSD solutions. Motorola plans to distribute Ojo worldwide through HSD service providers, retailers, and distributors of telecommunications products.

HSD service users provide a large, and we believe conducive, target market for a quality video phone offering. We believe that Motorola, as a worldwide market leader in the HSD market is well-positioned to assist us with our video phone offering.  Initial video phone sales are expected to be derived from new technology adopters and regular long distance communicators such as families and close friends. We also expect that the business-to-business opportunity will be attractive as a video phone provides means to improve interpersonal communication and multi-location productivity.  Furthermore we expect that the growth in the voice over Internet protocol market (or “VoIP”) will also help to drive sales of our video phone since it can also serve as a VoIP endpoint.

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

General Product Description

We have developed a video phone, ergonomically designed specifically for in-home and business, personal video communication. We have identified several issues that have interfered with commercial success and consumer acceptance of video phones and sought to address each of these issues within the Ojo video phone. The Ojo video phone was designed for use on the existing HSD infrastructure. The Ojo phone will, however, also connect to the analog phone line for interoperability with the voice only communications offered by the existing PSTN networks. Ojo, therefore, can be used for video calls, for ordinary voice only calls as well as for voice over Internet protocol, or VoIP calls. We believe that Ojo is differentiated, both from competitors and from previous efforts at personal video telephony, by providing: true to life communication (meaning that images and sounds are synchronized, that there are minimum delays between the two ends of the communication, and that the quality of the images are improved significantly), interoperation with the PSTN, ease of deployment by HSD operators, ease of use by consumers, and a highly styled ergonomic design. We believe Ojo uniquely leverages the recent development of a state of the art connectivity infrastructure, as well as the convergence of the latest improvements in compression technology, processing power and bandwidth availability, to help ensure, enable and maintain dedicated high quality end-to-end connections.

The Ojo solution consists of two primary components:

1. A display unit includes the camera, video screen and external interface ports. The video screen is used to display menus and provide a user interface as well as to view the images of the local and remote parties. Considerable effort has been expended in the ergonomic and stylistic design of the display unit. For example, it is taller than most conventional phones to ensure that the user is looking into the unit and not down at the unit. Similarly the camera of the unit is looking at the user at face level, instead of “up the user’s nose.” The display unit can be used as a standard speaker phone to receive both audio and audio/video calls. The display unit is designed to be aesthetically usable in any room. Particular attention was given to the user interface to ensure that Ojo was installable and usable without the need to refer constantly to a manual. The display contains an RJ-45 jack for connection to the cable or DSL modem and an RJ-11 jack for connection to the PSTN or VoIP network. The consumer simply plugs the display unit into the high-speed modem or router and into the standard house power outlet to facilitate access to the necessary data network. In addition to a connection to the high-speed modem or router, the display unit also connects to the standard phone line. This connection, while not required for a video phone call, allows the Ojo video phone to also be used as a standard telephone.

2. A cordless handset with an internal speaker and microphone, a monochrome graphical display and most of the user controls for the device (numeric keypad, navigation device, talk, mute and end buttons). Although the handset is discussed as a separate component, it will generally be seated in the lower portion of the display unit where it will serve as the navigation device while its batteries are being charged. The handset fits into a cradle on the display unit. It is designed to be used both as part of a video call, or alone for standard PSTN phone calls. Since the Ojo unit is designed to receive and make audio calls as well as video calls, the handset functions as a typical cordless phone and has the features a user typically expects for a cordless phone. Although video calls can be received at the display unit even when the handset is not present, the handset is intended to be the primary component used to operate the video phone (in a manner similar to a television remote control).

Material Developments for WorldGate since December 31, 2003

The following is a summary of material developments for us that have occurred since December 31, 2003:

In January 2004, during the Consumer Electronics Show (CES) we successfully demonstrated the capability of delivering high quality video telephone over the Internet. Using our Ojo video phone, we demonstrated repeated quality calls between our headquarters in suburban Philadelphia and Las Vegas. Using a data rate of 150 kbps, we made video calls with full motion video displayed at 30 frames per second, similar to that of broadcast television. The calls provided consistent, true-to-life, synchronized, voice and video communications during peak Internet usage time periods. We believe this was the first successful demonstration of H. 264-based signal processing technology in a personal video phone.

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

On May 3, 2004, we announced that we had entered into a multi-year agreement with Motorola, Inc. for the worldwide development and distribution of the Ojo video phone. Under the terms of the agreement, Motorola will market the Ojo personal video phone as part of its “connected home” portfolio of consumer HSD solutions. Motorola will distribute Ojo worldwide through HSD service providers, retailers, and distributors of telecommunications products. Additionally, Motorola and WorldGate will jointly develop future HSD video telephony solutions.

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

On November 10, 2004 we announced that the Ojo video phone was awarded a 2005 CES Best of Innovations Award from the Consumer Electronics Association (CEA).

At the 2005 CES Show, held in Las Vegas on January 6 — 9, we formally introduced our Ojo video phone. CES is one of the world’s largest annual consumer technology shows. We conducted live demonstrations to attendees and the press of the Ojo phone transmitting full-motion video with synchronized audio over a HSD internet connection.

During December 2004, and through January 30, 2005, we received cash proceeds of $7,565,000 from the exercise of outstanding warrants issued pursuant to the private placements discussed above, by the exercise of non-executive employees’ and prior employees’ stock options, and by a private placement of an additional 208,333 shares of our common stock. In connection with this placement, we granted warrants to Mr. K.Y. Chou to purchase up to 62,500 shares of our common stock at an exercise price of $2.88 per share.

Business Strategy

General.  Our business model, as is typical of a consumer electronics product, is based upon the sale of Ojo video phones and does not rely upon any service fees or other recurring revenue stream for WorldGate, although such recurring streams may materialize. It is our plan for Ojo video phone to be distributed through and in partnership with HSD service providers, as well as through traditional electronics distribution channels. Video phone service, using the Ojo video phone, is expected to be offered by HSD service providers as a means of attracting new HSD subscribers as well as maintaining existing subscribers. We believe that HSD service operators could realize potentially significant recurring revenue streams associated with offering products such as our Ojo video phone, and accordingly we believe they will embrace the concept and business model. The suggested consumer offering for a video phone service follows the traditional HSD model. We anticipate that video phone service subscribers will be able to either purchase Ojo or lease a unit from the HSD service provider.

Manufacturing. Ojo video phones will be manufactured in Asia, to take advantage of the base of lower labor, tooling and component costing. A formal relationship with Mototech Inc. has already been established for the volume manufacture of Ojo. Mototech, along with U.S. Robotics and SMC Networks, are affiliates of the Accton Technology Group, a group of Taiwanese manufacturers that we believe are well-known in the electronics industry. Mototech’s responsibilities in this role include:

Product design finalization for manufacturing;

Component selection and procurement;

Tool sourcing and management;

Coordination of Ojo manufacturing;

Implementation and monitoring of Ojo’s Quality Plan; and

Product cost reduction.

Under the agreement, Mototech is required to manufacture products in response to purchase orders issued by our company.  Although our company has no obligation to purchase any particular volume of products under the agreement, Mototech is generally required to accept all purchase orders, subject to certain limits described in the agreement.  As part of our agreement with Mototech we retain formal sign-off control over any product, specification, or component changes proposed by Mototech. We also maintain all rights to the Ojo technology and intellectual property, as well as the right to second source the Ojo product.  Our agreement with Mototech permits Mototech and our company to terminate the agreement at any time by giving 90 days written notice to the other party.

Product Sales and Distribution.  We have partnered with an experienced distribution partner, Motorola, Inc. to market and distribute the Ojo video phone. Such partnership is intended to reduce our working capital requirements by minimizing our sales and inventory costs, and provide an entree to more extensive and accelerated coverage than would be permitted by an internal organization. The name recognition, “shelf-space” potential and technology/product validation provided by Motorola are also expected to provide a significant advantage. In addition we believe we will further benefit from the Motorola relationship as a result of their access to broadband and telephony technology as well as their sourcing expertise. Through Motorola, Ojo will be marketed domestically and internationally to both the residential and business sectors through the standard consumer and business electronics channels, as well as through HSD providers in a manner similar to broadband modems.

We have entered into a six-year distribution agreement with Motorola, Inc. for the marketing and distribution of our Ojo video phone. This agreement provides for Motorola to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be Motorola’s exclusive supplier of its broadband video phone products.  After a period of eighteen months following the commercial availability of the Ojo video phone this mutual exclusivity will terminate unless Motorola elects to continue the mutual exclusivity after having achieved certain minimum sales targets for the Ojo video phone.  Motorola may, however, at its option, elect to terminate this mutual exclusivity at any time.  In the event mutual exclusivity terminates or is terminated, then for a twelve month period thereafter, WorldGate will continue to be Motorola’s exclusive supplier of broadband video phones, but will be free to sell video phone products to customers other than certain defined Motorola accounts.  During this twelve month period, Motorola has a right of first refusal to accept and fill any orders for video phone products that WorldGate obtains from non-Motorola accounts, and is obligated to use good faith efforts to solicit and accept product orders from Motorola accounts in a commercially reasonable manner.  During any period of exclusivity under this agreement we are reliant upon Motorola and its distribution partners, including, for example, wholesalers, retailers and service providers, to provide the worldwide sales and distribution of the Ojo video phone. Although the agreement requires Motorola to provide for certain marketing and promotional activities for the Ojo video phone, there are no required sales quotas for the agreement to remain in effect, and Motorola controls the volume of products being distributed by our company.  Neither party can terminate the agreement except in cases of uncured breaches of the agreement or as a result of insolvency events suffered by the other party.  If Motorola and its partners are not successful, or if their activities do not lead to significant sales of our product, our operating results will be adversely affected, our revenue could be significantly reduced and we could lose potential customers.  In connection with our agreement with Motorola, our company has issued a warrant to purchase 300,000 shares of WorldGate common stock, which we issued simultaneously with the execution of the agreement in April 2004, and a second warrant for 300,000 shares issued upon the delivery to Motorola of acceptable prototypes for the product.

Competition

Many of the current video phone manufacturers have focused on two applications—business video phones and video conferencing. Business video phones are designed to be located on an executive’s desk and used to communicate with colleagues, employees and customers. Video conferencing units are designed for conference rooms where multiple people on one end engage with multiple people on the other end. The following is a brief description of the potential competitors and their impact on the market.

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

Video Conference Products.  D-Link Systems, Inc. produces a TV-based video phone product that is targeted to consumers and promotes its compatibility with DSL and cable modem technologies. D-Link uses the home television as the display device and utilizes either the TV’s speaker or connection to a standard analog phone for the audio portion of the call. The main disadvantages of this product are convenience and non-personal video. The D-Link requires a television to send and receive calls. In many cases, this would obstruct the ability to watch television while a call is in progress thereby disrupting family television watching for the length of the call. Numerous video conferencing products exist for the business market.  Typically these devices cost $2000 or more and involve complex installations of one or more cameras, monitors, microphones and speakers within a conference room setting. The videoconference nature of these products eliminates the ability to communicate on a private, one-on-one level. The main competitors in this sector include Sony, D-Link Systems, Inc., Sorenson Media and Polycom Inc.

Telephone Products.  Vialta, Inc. produces the “Beamer”, an H.324 (POTS) video phone that is designed for connection to a standard telephone. The product utilizes a standard analog telephone for connection to the PSTN and as the listening device. Because the unit uses traditional telephone lines for connectivity it cannot take advantage of the high-speed data systems available through cable and DSL modems.

Web Cam Products.  Web cams are different from other competitive products in that they did not arise from either business video phones or video conferencing. Rather, they began in the early days of the Internet when “techies” were expanding the capabilities of PC-based content and applications with low-cost attachments to the computer. Currently, web cams are often used to display visual information rather than as a means for personal communication. Many popular web sites use web cams to show traffic, weather, adult activities and other visually interesting subjects. Software such as Net Meeting, Instant Messenger and MSN messenger are being supported in web cams to enable a video chat option to these Internet-based services. Competitors in this category include Logitech, Inc., Intel Corporation, 3Com Corporation, and Creative Technology, Ltd.

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

Intellectual Property

We plan to rely on patent, trade secret, trademark and copyright law to protect our video phone intellectual property.  Although we have filed multiple patent applications for our technology, we do not currently hold any granted patents and our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, there can be no assurance that any patents will be issued pursuant to our current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

Government Regulation

Our Ojo video phone will be required to comply with various laws and government regulations, including Parts 15 and 68 of the FCC’s regulations in the United States, which relate to radio frequency devices and to terminal equipment that is connected to the telephone network. The legal and regulatory environment that pertains to our business is uncertain and changing rapidly. New legislation or regulation could be introduced that could substantially impact our ability to launch and promote the Ojo video phone. For example, in the United States, the FCC and state regulatory commissions could undertake an examination of whether to impose surcharges or additional regulations upon certain providers of Internet protocol, or IP, based communication services. The imposition of regulations on IP communications services may negatively impact our business.

Research and Development

To date, our engineering and product development has been a significant focus. The principal focus of our current engineering and development activities is the continued development and enhancement of our Ojo video phone. Development of the Ojo video phone has required combining technical experience and knowledge from two historically separate industries, cable and telephony. Our engineering and development expenditures in connection with our Ojo video phone were approximately $0, $3,000 and $4,001 for the years ended December 31, 2002, 2003 and 2004, respectively.

Employees

As of December 31, 2004, on a consolidated basis, we had approximately 50 full-time employees. All of our employees are located in Trevose, Pennsylvania. None of our employees are represented by a labor union, and we have no collective bargaining agreement. We consider our employee relations to be good.

Financial Information Relating to Foreign and Domestic Operations and Export Sales from Continuing Operations

	2002	2003	2004
	(dollars in thousands)
Revenues from continuing operations by geographic area
United States	$0	$0	$231
Total	$0	$0	$231
Loss from continuing operations (all from United States operations)	$0	$(6,497)	$(11,111)
Identifiable Assets (all within the United States)	$14,019	$5,117	$13,172
Identifiable foreign assets (hardware and tooling for Manufacturing)	$0	$0	$650

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

Item 4. Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders held on October 13, 2004, our stockholders elected six members to our Board of Directors.  Those elected to the Board were Hal M. Krisbergh, Steven C. Davidson, Clarence L. Irving, Jr., Martin Jaffe, Jeff Morris and Lemuel Tarshis.  Stockholders also approved the issuance of shares pursuant to a private placement made during the year, an amendment in the Company’s Articles of Incorporation to increase the number of authorized shares, and the WorldGate Communications, Inc. 2003 Equity Incentive Plan.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $0.01 par value, commenced trading on the NASDAQ National Market under the symbol “WGAT” since our initial public offering in April 15, 1999. We applied for and received permission, effective January 9, 2003 to transfer the listing of our common stock to the NASDAQ Small Cap Market. The following table shows the high and low sales price as reported by the NASDAQ National Market and the NASDAQ Small Cap Market, as is applicable, for each quarter of 2003 and 2004.

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

Sale of Unregistered Securities

(1)           In December 2003 we completed a private placement of 2,000,000 shares (the “December 2003 Shares”) of our common stock to certain institutional investors.  The shares were sold for $0.80 per share, resulting in gross proceeds from the offering of $1.6 million. The investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock purchased by the investors in the placement at $0.80 a share. During the first quarter of

2004 these additional investment rights were exercised resulting in an additional purchase of 400,000 shares and an additional $320,000 in gross proceeds.  The investors were also issued warrants (the “December 2003 Warrants”) to purchase in the aggregate up to 720,000 additional shares (including shares available only as a result of the exercise of the above additional investment rights) of common stock at a per share exercise price of $1.00. In December 2004 one of our investors exercised its warrants resulting in an additional purchase of 168,750 shares and an additional $168,750 in gross proceeds. In January 2005 one of the investors exercised its warrants resulting in an additional purchase of 382,500 shares and an additional $382,500 in gross proceeds.

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

(2)           In January 2004 we completed a private placement of 1,000,000 shares (the “January 2004 Shares”) of our common stock to certain institutional investors.  The shares were sold for $1.50 per share, resulting in gross proceeds from the offering of $1.5 million. The investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock purchased by the investors in the placement at $1.50 a share. During the second quarter of 2004 these additional investment rights were exercised resulting in an additional purchase of 200,000 shares and an additional $300,000 in gross proceeds.  The investors were also issued warrants (the “January 2004 Warrants”) to purchase in the aggregate up to 310,000 additional shares (including shares available only as a result of the exercise of the above additional investment rights) of common stock at a per share exercise price of $1.875. In December 2004, one of our investors exercised its warrants resulting in an additional purchase of 60,000 shares and an additional $112,500 in gross proceeds. In January 2005 one of the investors exercised its warrants resulting in an additional purchase of 139,500 shares and an additional $261,527 in gross proceeds.

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

(3)           In June 2004 we completed a private placement of 7,550 shares (the “June 2004 Shares”) of Series A Convertible Preferred stock to certain institutional investors.  The shares were sold for $1000 per share, resulting in gross proceeds from the offering of $7.55 million. The preferred stock issued pursuant to this placement is convertible into WorldGate common stock at a conversion price of $2.35 per share. WorldGate has the right to require conversion of the preferred stock into common stock upon achieving certain price targets with respect to its common stock and the satisfaction of certain other conditions. Between November 2004 and January 2005 one of the investors has fully converted its preferred shares resulting in the issuance of 372,340 of our common shares. The preferred stock has a dividend rate of 5% per annum, payable quarterly, which may be paid either by cash or through the issuance of common stock at WorldGate’s option (with stock payments being made at a 10% discount to the then current market price). For the first two quarters for which dividend payments were due, WorldGate exercised its right to make these dividend payments in stock, resulting in the issuance of an additional 87,137 shares of our common stock. The preferred stock has a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months. The preferred stock may be redeemed at maturity in cash or through the issuance of an indeterminable number of shares of common stock, at WorldGate’s option (subject to certain conditions). All dividend and maturity payments made in stock are subject to the satisfaction of certain conditions including the listing and availability of an effective registration statement. As part of the transaction, WorldGate issued five-year warrants to purchase a total of 1,606,380 shares of WorldGate common stock, with one-half of the warrants having an exercise price of $2.69 per share and the remaining half having an exercise price of $3.14 per share. In January 2005 one of the investors has fully exercised its warrants resulting in the issuance of an addition 63,830 of our common shares and an additional $186,064 in gross proceeds. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,380 additional common stock shares at $3.14 a share. During December 2004 all but one of the investors exercised their additional investment rights resulting in the issuance of an additional 1,499,998 shares and an additional $4,709,994 in gross proceeds. During the first quarter of 2005, the remaining investor exercised their additional investment right resulting in the issuance of an additional 106,383 shares and an additional $334,043 in gross proceeds.

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

Item 6. Selected Financial Data.

The following table represents selected consolidated financial information for the five-year period ended December 31, 2004. This data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except share and per share data)
Statement of operating activities of continuing operations data:
Revenues	$—	$—	$—	$—	$231
Cost of revenues	—	—	—	—	103
Gross margins	$—	$—	$—	$—	128
Costs and expenses:
Engineering and development	—	—	—	3,000	4,001
Sales and marketing	—	—	—	466	1,362
General and administrative	—	—	—	3,031	5,399
Depreciation and amortization	—	—	—	—	477
Total costs and expenses	—	—	—	6,497	11,239
Loss from operating activities of continuing operations	—	—	—	(6,497)	(11,111)
Other interest and other income	—	—	—	—	1,023
Change in fair value of warrants and conversion options	—	—	—	—	(10,091)
Interest and other expense	—	—	—	—	(6)
Loss from continuing operations	—	—	—	(6,497)	(20,185)
Income (loss) from discontinued operations	(49,597)	(31,346)	(19,210)	(2,908)	36
Net loss	(49,597)	(31,346)	(19,210)	(9,405)	(20,149)
Accretion on preferred stock and dividends	—	—	—	—	(951)
Net loss available to common Stockholders	$(49,597)	$(31,346)	$(19,210.)	$(9,405)	$(21,100)
Basic and diluted loss from continuing operations per common share	$0.00	$0.00	$0.00	$(0.28)	$(0.72)
Basic and diluted income (loss) from discontinued operations per common share	(2.23)	(1.33)	(0.81)	(0.12)	0.00
Basic and diluted net loss per common share	$(2.23)	$(1.33)	$(0.81)	$(0.40)	$(0.72)
Basic and diluted net loss available to common shareholders per common share	$(2.23)	$(1.33)	$(0.81)	$(0.40)	$(0.76)
Weighted average common stock Outstanding—basic and diluted	22,246,143	23,501,543	23,573,935	23,259,611	27,881,347

As adjusted net loss available to common stockholders(2)	$(49,356)	$(30,985)	$(19,210)	$(9,405)	$(21,100)
As adjusted basic and diluted net loss available to common shareholders per common share(2)	$(2.22)	$(1.32)	$(0.81)	$(0.40)	$(0.76)
Balance sheet data:
Cash and cash equivalents, restricted cash and short term equivalents	$46,505	$14,613	$3,807	$3,365	$11,840
Total assets	74,841	33,792	14,019	5,117	13,822
Long-term obligations, including current portion	421	1	—	—	—
Redeemable Preferred Stock	—	—	—	—	2,995
Total stockholders’ equity (deficit)	55,781	25,415	7,295	3,680	(5,572)
Other data:
Common shares outstanding	23,308,196	23,565,295	23,077,963	25,706,843	30,865,777

(1)   For purposes of computing the net loss per common share, net loss has been reduced by the accretion on preferred stock.

(2)   “As adjusted net loss available to common stockholders” and “As adjusted basic and diluted net loss per common share” amounts reflect the exclusion of amortization of goodwill of approximately $241 and $361 for the years ended December 31, 2000 and 2001, respectively. These amounts are presented to comply with SFAS 142 as if this standard had been adopted at the beginning of the respective periods.

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

Results of Operations:

General

Our ITV business has historically accounted for substantially all of our revenue.  In the third quarter of 2003, we completed a sale of significant assets, including our ITV intellectual property rights and our membership interest in TVGateway, LLC.  This transaction marked a shift in our business away from the ITV business and toward a new video phone product and related business.  Although we continued to support our remaining ITV business into the first quarter of 2004, the development of our video phone product became a primary business focus.

Our video phone business has not produced significant revenues to date.  The extent and timing of future revenues for our business depends on several factors, including the rate of market acceptance of our products and the degree of competition from similar products.  We cannot predict to what extent our video phone product will produce revenues, or when, or if, we will reach profitability.

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

Our significant accounting policies are described in note 2 to our consolidated financial statements included elsewhere in this report. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Accounting for Income Taxes.  As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the statement of operations.

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

Stock-Based Compensation.  The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and has presented the required disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure. At December 31, 2004, the Company had stock-based compensation plans, which are described separately in Note 8 to the consolidated financial statements for the year ended December 31, 2004. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock-based compensation.

Accounting for Preferred Shares.  The Company accounts for preferred stock in accordance with EITF topic D-98 “Classification and Measurement of Redeemable Securities”, and the Redeemable Preferred Stock was recorded in the financial statements as temporary equity. Additionally, the fair value of warrants and preferred stock conversion options were recorded into the consolidated financial statements as liabilities as a result of their features that require accounting under FAS 133 “Accounting for Derivative Instruments and Hedging Activities, as amended.” At each reporting balance sheet date, an evaluation is made of these valuations and marked to market.

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

Engineering and Development. Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of the Company’s video phone product. Engineering and development costs were $4,001 for the twelve months ended December 31, 2004, compared with $3,000 for the twelve months ended December 31, 2003. This increase in 2004 over 2003 of $1,001 or 33%, reflects our increased shift of efforts of our engineering staff, and related costs, from our ITV business (discontinued operations) to the continuing development of our video phone product.

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

Interest, Other Income and Interest Expense. Interest, other income and interest expense from continuing operations consisted of interest earned on cash and cash equivalents, and interest expense on short-term debt. Total interest and other income increased to $1,023 for the twelve months ended December 31, 2004 from $0 for the twelve months ended December 31, 2003. During the twelve months ended December 31, 2004, we earned interest income of $86 on average cash balances of approximately $6,601, and incurred interest expense of $6 related to insurance financing. In comparison, during the twelve months ended December 31, 2003, we earned interest on average cash balances that are included with discontinued operations of approximately $2,222, and incurred interest expense of $6 related to our insurance financing. Included in total interest and other income is $928 which represents deferred rent credits of $143 and cancelled unpaid rent of $785 relating to the amendment of our facility lease with an effective date of June 2004. For more details, refer to Note 11 to our consolidated financial statements for the year ended December 31, 2004.

Non Cash Change in Fair Value of Warrants and Conversion Options. For the twelve months ended December 31, 2004, the non cash change in fair value of warrants and conversion option was an expense of $10,091. This expense was the result of a marked to market adjustment as of December 31, 2004 related to our June 24, 2004 private placement of our Series A Convertible Preferred Stock and Warrants. Over the life of the instruments, these marked to market adjustment of gains and losses will offset and net to $0.

Income Taxes.  We have incurred net operating losses since inception and accordingly have had no income taxes and have not recorded any income tax benefit for those losses.

2003 versus 2002

Since our formation in 1995 and into January 2004, our company had been in the business of developing and selling interactive television (“ITV”) technology, products and services for use in conjunction with cable TV broadband networks (the “ITV” Business”).  Using our solutions, cable TV operators branded, marketed, and offered a wide variety of ITV packages to consumers.  These packages included walled gardens of information, communications solutions complete with Internet-based e-mail and chat, and Web surfing, all presented and engaged on the TV set.

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

Engineering and Development.  Engineering and development expenses from continuing operations primarily consisted of compensation, the cost of design, programming, testing, documentation, and support of the Company’s video phone product. For the twelve months ended December 31, 2003 and 2002, such expenses were $3,000 and $0, respectively. This increase in 2003 over 2002 reflected our increased shift of efforts of our engineering staff, and related costs from our discontinued ITV business to the continuing development of our video phone product. Engineering and development expenses related to discontinued operations primarily consisted of the cost of design, programming, testing, documentation and support of our ITV related hardware, software and services. For the twelve months ended December 31, 2003, discontinued operation engineering and development costs were $792, a decrease of approximately 90% when compared to $7,705 for the twelve months ended December 31, 2002. This decrease in expenses of $6,913 is primarily attributable to the shift of efforts and related costs from the discontinued ITV business to the continuing video phone business.

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

Goodwill Impairment.  During the second quarter of 2002, in an effort to cut costs and achieve operational efficiencies, we commenced the termination of all personnel of the former DVA, which performed engineering development services. In conjunction with this action, it was determined that the carrying amount of the Company’s remaining goodwill, which was originally recorded with our acquisition of DVA and related to our discontinued operations, exceeded its fair value. As such, we measured the impairment loss by the amount the carrying value exceeded the implied fair value of the goodwill. The amount of the non-cash impairment loss was $3,006. The fair value of goodwill was estimated using the expected present value of future cash flows.

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

Gain on sale of intellectual property and investment in TVGateway.  On September 30, 2003, we sold certain intellectual property rights and certain software and equipment related to our discontinued ITV operations to TVGateway, LLC, for $2.4 million in cash, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”), which we executed with TVGateway in August 2003. Pursuant to the Purchase Agreement we retained a royalty-free license to the intellectual property rights that were sold, enabling us to use the intellectual property rights to continue to conduct our business as then being conducted. Concurrently with the execution of the Purchase Agreement, we and TVGateway also entered into a redemption agreement pursuant to which we redeemed our equity interest in TVGateway for $600,000 in cash, paid concurrently with the execution of the redemption agreement. The intellectual property rights had previously been expensed as incurred. Similarly, we did not carry an equity balance for our interest in TVGateway. The aggregate effect of these transactions was a gain of $3 million, which is reported in the loss from discontinued operations in 2003.

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

Cash provided by financing activities from continuing operations through various private placements of our company’s securities and through the exercise of non-executive employees’ and prior employees’ stock options during the twelve months ended December 31, 2004, totaled $16,349 compared to $1,490 provided during the same period in 2003. During the third quarter of 2003, we completed a sale of certain assets, including our ITV intellectual property rights and our membership interest in TVGateway, LLC, for $3,000 in cash to TVGateway, LLC, a company we were instrumental in forming.

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

The Company has funded operations through the private placement of our common stock in January 2004, which provided proceeds of $1,500, the private placement of our common stock in April 2004 providing proceeds of $1,000, the June 2004 private placement of our redeemable preferred stock providing proceeds of $7,550, the private placement of common stock in December 2004 providing $500, the exercise of additional investment rights and warrants providing $6,200 in January, February and December 2004 and January and February 2005, the exercise by employees and former employees of options throughout 2004 and January and February 2005 providing aggregate proceeds of $900. We do however have an obligation to pay dividends on, as well as to redeem, our outstanding Series A Preferred Stock upon maturity, or at the earlier option of a holder of these securities. Under certain limited circumstances we may be forced to make such payments and redemptions with cash instead of shares of our common stock. In such event our ability to fund continuing operations would be negatively impacted. The report of the independent registered public accounting firm for the year ended December 31, 2004 included an explanatory paragraph stating that the Company had suffered recurring losses from operations and had a net accumulated deficiency of $220,000, and that these issues raised substantial doubt about the Company’s ability to continue as a going concern.  No assurances can be given that sufficient sales, if any, will materialize, or that, if pursued, a financing transaction can be consummated.  We however remain hopeful that sales will materialize and/or that sufficient funding can be developed through ongoing operations or additional financings to continue our operations.

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

Disclosure of Contractual Obligations

	Total	Less than 1 year	1 — 3 years	3 — 5 years	Over 5 years

Operating lease	$23	$6	$12	$5	$—

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB FIN 46 (R), Consolidation of Variable Interest Entities. FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of FIN 46 did not have a material impact on WorldGate’s results of operations or financial position.

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

FACTORS AFFECTING OUR BUSINESS CONDITION

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating our company and our business. Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. We also caution you that this Form 10-K includes forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. Future events and circumstances and our actual results could differ materially from those projected in any forward-looking statements. You should carefully consider the risks described below, the other information in this Form 10-K, the documents incorporated by reference herein and the risk factors discussed in our other filings with the Securities and Exchange Commission when evaluating our company and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known by us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock would decline.

Our ITV Business has accounted for most of our revenues to date; we cannot reliably project our continued revenues, and we expect to incur significant losses for an indefinite period of time.

Since our formation in 1995 and until the first quarter of 2004, we were in the business of developing and selling interactive television, or ITV, technology products and services for use in conjunction with cable television broadband networks.  Our ITV business has historically accounted for substantially all of our revenue. Since we have discontinued the ITV Business and transitioned to become a developer, manufacturer and seller of video phone products we cannot reliably predict our future revenues, and no assurances can be provided as to the amount of ongoing revenues, if any, or to the periods in which any such revenues may be received. Our video phone business involves the development of a new product line with no market penetration, in an undeveloped market sector.  The extent and timing of our revenues depends on several factors, including the rate of market acceptance of our products, and the degree of competition we face from similar products.  We cannot predict to what extent our video phone product will begin to produce revenues, or whether we will ever reach profitability. If we are unable to achieve significant levels of recurring revenue from our video phone business, our losses will likely continue indefinitely. If this occurs, the market price of our common stock and our viability as a going concern could suffer.

Our auditors have expressed substantial doubt about our company’s ability to continue as a going concern.

The report of the independent registered public accounting firm for the year ended December 31, 2004 included an explanatory paragraph stating that our company has suffered recurring losses from operations and had a net accumulated deficiency of $220 million that raised substantial doubt about our company’s ability to continue as a going concern. No assurances can be given that the issues that led our auditors to this conclusion will be addressed or that our business will continue to operate as a going concern.

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

•      our ability to offer our products at competitive prices;

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

•      the proposed product is uneconomical to manufacture, or market or does not achieve broad market acceptance; and

•      third parties hold proprietary rights that preclude us from marketing the product.

Significant undetected errors or delays in new products or releases may affect market acceptance of our product. There can be no assurance that, despite our testing, errors will not be found in the initial product or subsequent releases after the commencement of commercial shipments, resulting in loss of customers or failure to achieve market acceptance.  In addition, our video phone technology and product will need to be compatible with a broad array of disparate technologies in order to be interoperable with other products routinely used in HSD operations such as routers, switches, network interfaces, operating systems, security protocols and techniques, communication protocols and protocol servers, and billing systems software. Without compatibility, we may not achieve market acceptance or demand for our products within our target base of customers because our products will not operate with many of the applications the target customers currently use.

We rely on third parties to provide certain components and services for our video phone products. If our vendors fail to deliver their products in a reliable, timely and cost-efficient manner, our business will suffer.

We depend on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key components and services critical for the product we are developing in our video phone business. A formal relationship with Mototech, Inc. has been established for the volume manufacture of Ojo.  Our agreement with Mototech allows either party to terminate the agreement with 90 days prior notice.  If Mototech, Inc. or other providers of components and/or manufacturing services do not produce these components or provide their services on a timely basis, if the components or services do not meet our specifications and quality control standards, or if the components or services are otherwise flawed, we may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage our reputation and could adversely affect our operating results. As a result, we could lose potential customers and any revenues that we may have at that time may decline dramatically.

We will rely on third parties to provide certain marketing and distribution services for our video phone products. If our vendors fail to deliver their services in a reliable, timely and cost-efficient manner, our business will suffer.

We have entered into a six-year distribution agreement with Motorola, Inc. for the marketing and distribution of our Ojo video phone. This agreement provides for Motorola to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be Motorola’s exclusive supplier of its broadband video phone products.  After a period of eighteen months following the commercial availability of the Ojo video phone this mutual exclusivity will terminate unless Motorola elects to continue the mutual exclusivity after having achieved certain minimum sales targets for the Ojo video phone.  Motorola may, however, at its option, elect to terminate this mutual exclusivity at any time.  In the event mutual exclusivity terminates or is terminated, then for a twelve month period thereafter, WorldGate will continue to be Motorola’s exclusive supplier of broadband video phones, but will be free to sell video phone products to customers other than certain defined Motorola accounts.  During this twelve month period, Motorola has a right of first refusal to accept and fill any orders for video phone products that WorldGate obtains from non-Motorola accounts, and is obligated to use good faith efforts to solicit and accept product orders from Motorola accounts in a commercially reasonable manner.  During any period of exclusivity under this agreement we are reliant upon Motorola and its distribution partners, including, for example, wholesalers, retailers and service providers, to provide the worldwide sales and distribution of the Ojo video phone. Although the agreement requires Motorola to provide for certain marketing and promotional activities for the Ojo video phone, there are no required sales quotas for the agreement to remain in effect, and Motorola controls the volume of products being distributed by our company.  Neither party can terminate the agreement except in cases of uncured breaches of the agreement or as a result of insolvency events suffered by the other party.  If Motorola and its partners are not successful, or if their activities do not lead to significant sales of our product, our operating results will be adversely affected, our revenue could be significantly reduced and we could lose potential customers.

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

Because video phone products are relatively new to the marketplace there is no established market pricing.  Our pricing for the Ojo video phone may be considered high for a consumer product offering. We cannot be assured that we will be able to provide competitive market pricing.

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

The success of the video phone business depends on developing strong relationships with service providers such as cable and DSL operators and other HSD communications providers and distribution channel partners who are selling services to end-users. We plan to rely primarily on Motorola and our HSD operator and electronics distribution channel relationships to market our video phone products. If we are not successful in creating a strong distribution channel in a timely manner, we may not gain significant sales.

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

We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventor’s rights agreements with our current and future strategic partners and employees. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships.

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

Demand and market acceptance for recently introduced products and services over the high speed data, or HSD, infrastructure are still uncertain. We cannot predict whether customers will be willing to shift their traditional telephone activities online. The HSD infrastructure may not prove to be a viable commercial marketplace for a number of reasons, including:

•      concerns about security and varying security techniques and protocols;

•      changing and non-uniform standards

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

The extent and timing of our future capital requirements will depend upon several factors, including the rate of market acceptance of our products, the degree of competition for our products, and our level of expenditures, including those for product development, sales and marketing.  If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated.  Despite the receipt of proceeds from several private placements of our securities, we may need to seek additional third party investment in order to provide additional operating capital for our video phone business. We cannot be certain that financing from third parties will be available on acceptable terms to us or at all.  The levels of funding of early-stage companies generally by both venture funds and strategic investors have fallen dramatically in the past few years. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. If we are unable to secure such additional financing, we will have to curtail or suspend our business activities, we may not be able to continue to operate our business as a going concern and we may have to seek protection of the bankruptcy courts. If that happens, you could lose your entire investment.

If we obtain additional financing, you may suffer significant dilution.

If we raise additional capital by issuing equity securities, our stockholders may experience severe dilution of their ownership percentage, which may adversely affect the value of our common stock.  In addition, the new equity securities may have rights, preferences or privileges senior to those of our common stock.

NASDAQ Listing Requirements may limit our ability to raise additional capital.

Our common stock is listed on the NASDAQ SmallCap Market.  If our common stock is listed on The NASDAQ National Market or The NASDAQ SmallCap Market at the time of a proposed equity financing resulting in the sale and issuance of twenty percent or more of the outstanding shares of our capital stock, we may be required to obtain stockholder approval of such issuance. There can be no assurance that we will be able to obtain any necessary stockholder approval, and the failure to obtain such approval could limit our ability to obtain needed capital.

In the event that our common stock is delisted from NASDAQ SmallCap Market, it may be subject to the requirements of the rules relating to “penny stocks.”

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

Our board of directors’ right to authorize additional shares of preferred stock could adversely impact the rights of holders of our common stock.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Refer to Interest Rate Risk and Foreign Currency Exchange Risk on page 16 for a discussion of this item.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

WorldGate Communications, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WorldGate Communications, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WorldGate Communications, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net accumulated deficiency of $220 million that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 Summary of Significant Accounting Policies (subsection, Accounting for Preferred Shares and Derivative Shares) and Note 8 Stockholders’ Deficiency (subsection, Redeemable Preferred Stock), the notes to the consolidated financial statements have been restated to provide a more complete description of the accounting method and policy related to redeemable preferred stock.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
February 24, 2005 (except for Note 2 Summary of Significant Accounting Policies
(subsection, Accounting for Preferred Shares and Derivative Shares)
and Note 8 Stockholders’ Deficiency (subsection, Redeemable Preferred Stock)
as to which the date is August 24, 2005)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

WorldGate Communications, Inc.:

In our opinion, the consolidated statements of operations, stockholders’ (deficiency) equity and of cash flows for the year ended December 31, 2002 listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of WorldGate Communications, Inc. and its Subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the year ending December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, which appears in the financial statements included in the Company’s Form 10-K for the year ended December 31, 2002 and not presented herein, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2, which appears in the financial statements included in the Company’s Form 10-K for the year ended December 31, 2002 and not presented herein. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
February 14, 2003, except as to the discontinued operations described in Note 18 as to which the date is March 21, 2005.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	As of December 31
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,365	$11,840
Trade accounts receivable less allowance for doubtful accounts of $0 at December 31, 2004 and $381 at December 31, 2003	135	0
Other receivables	11	28
Inventory	0	46
Prepaid and other assets	199	184
Total current assets	3,710	12,098
Property and equipment	2,605	3,530
Less: accumulated depreciation and amortization	(1,338)	(1,815)
Property and equipment, net	1,267	1,715
Deposits and other assets	140	9
Total assets	$5,117	$13,822

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$440	$222
Accrued expenses	594	951
Accrued compensation and benefits	238	540
Dividend payable on Preferred Stock	0	85
Detachable Warrants	0	5,583
Notes payable	0	37
Conversion option on Preferred Stock	0	8,612
Deferred revenues	0	369
Deferred rent credit	30	0
Total current liabilities	1,302	16,399
Deferred rent credit	135	0
Total liabilities	1,437	16,399

Commitments	—	—
Redeemable Preferred Stock; 7,550,000 shares authorized, 0 shares issued and outstanding at December 31, 2003, and 6,775,000 outstanding at December 31, 2004	0	2,995

Total Stockholders’ (deficiency) equity:
Preferred Stock, $.01 par value, 5,950,000 shares authorized	0	0
Common Stock, $.01 par value; 80,000,000 shares authorized, 25,706,843 shares issued and outstanding at December 31, 2003 and 30,865,777 shares issued and outstanding at December 31, 2004	262	308
Additional paid-in capital	202,466	213,863
Unearned compensation	(400)	0
Accumulated deficit	(198,643)	(219,743)
Less Treasury Stock, at cost 500,000 and 0 shares as of December 31, 2003 and 2004, respectively	(5)	0
Total stockholders’ equity (deficiency)	3,680	(5,572)
Total liabilities and stockholders’ equity (deficiency)	$5,117	$13,822

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Twelve Months Ended 2002	Twelve Months Ended 2003	Twelve Months Ended 2004
Revenues	$0	$0	$231
Cost of revenues	0	0	103
Gross margins	0	0	128
Engineering and development (excluding depreciation and amortization amounts of $0, $0, and $64, respectively)	0	3,000	4,001
Sales and marketing (excluding depreciation and amortization amounts of $0, $0 and $13, respectively)	0	466	1,362
General and administrative (excluding depreciation and amortization amounts of $0, $0 and $400, respectively)	0	3,031	5,399
Depreciation and amortization	0	0	477
Total expenses from continuing operations	0	6,497	11,239
Loss from operating activities of continuing operations	0	(6,497)	(11,111)
Interest and other income	0	0	1,023
Change in fair value of warrants and conversion options	0	0	(10,091)
Interest and other expense	0	0	(6)
Loss from continuing operations	0	(6,497)	(20,185)
Income (loss) from discontinued operations	(19,210)	(2,908)	36
Net loss	(19,210)	(9,405)	(20,149)
Accretion on preferred stock and dividends	0	0	(951)
Net loss available to common stockholders	$(19,210)	$(9,405)	$(21,100)
Loss from continuing operations per common share (Basic and Diluted)	$0.00	$(0.28)	$(0.72)
Income (loss) from discontinued operations per common share (Basic and Diluted)	(0.81)	(0.12)	0.00
Net loss per common share (Basic and Diluted)	$(0.81)	$(0.40)	$(0.72)
Net loss available to common shareholders per common share (Basic and Diluted)	$(0.81)	$(0.40)	$(0.76)
Weighted average common shares outstanding (Basic and Diluted)	23,573,935	23,259,611	27,881,347

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
(DOLLARS AND SHARES IN THOUSANDS)

	Common Stock
			Additional	Warrants for		Unearned			Totals Stock
			Paid-In	Class A	Accumulated	Stock-based	Treasury Stock		holders’
	Shares	Amount	Capital	Common Stock	Deficit	Compensation	Shares	Amount	Equity
Balance at December 31, 2001	25,565	$236	$193,488	$1,911	$(170,028)	$(192)			$25,415
Authorization of deferred Compensation						192			192
Sale of Common Stock	13		15						15
Acquisition of Treasury Stock							(500)	$(5)	(5)
Other – includes partial Contractual Obligation termination of $801			888						888
Net Loss for the year					(19,210)				(19,210)
Balance at December 31, 2002	23,578	236	194,391	1,911	(189,238)	0	(500)	(5)	7,295
Remaining portion of unearned compensation to vendor						(400)			(400)
Non-cash stock based Compensation			817						817
Issuance of Common Stock	2,629	26	2,175						2,201
Termination of Warrants			1,911	(1,911)
Other – includes final Contractual Obligation termination of $3,283			3,172						3,172
Net Loss for the year					(9,405)				(9,405)
Balance at December 31, 2003	26,207	262	202,466	0	(198,643)	(400)	(500)	(5)	3,680
Authorization of earned compensation to vendor					400				400
Non-cash stock based Compensation			1,332						1,332
Cancellation of Treasury Stock	(500)	(5)					500	5
Issuance of Common Stock	2,361	23	3,668						3,691
Exercise of Stock Options	446	4	809						813
Exercise of Warrants	2,352	24	5,588						5,612
Accretion on preferred stock and dividends					(951)				(951)
Net Loss for the year					(20,149)				(20,149)
Balance at December 31, 2004	30,866	$308	$213,863	$0	$(219,743)	$0	$0	$0	$(5,572)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Twelve Months Ended 2002	Twelve Months Ended 2003	Twelve Months Ended 2004
Cash flows from operating activities:
Net loss	$(19,210)	$(9,405)	$(20,149)
Loss (income) from discontinued operations	19,210	2,908	(36)
Adjustments to reconcile net loss to cash used in operating activities of continuing operations:
Depreciation and amortization	0	0	477
Non-cash stock based compensation to product development vendor	0	200	400
Change in fair value of warrants and conversion options	0	0	10,091
Non-cash stock based compensation	0	778	1,332
Changes in operating assets and liabilities:
Accounts receivable	0	0	(17)
Inventory	0	0	(46)
Prepaid and other assets	0	816	219
Accounts payable	0	184	(218)
Accrued expenses	0	374	357
Accrued compensation and benefits	0	501	302
Other	0	0	204
Net operating cash flow from continuing operations	0	(3,644)	(7,084)
Net operating cash flow from discontinued operations	(10,767)	(1,248)	135
Net cash used in operating activities	(10,767)	(4,892)	(6,949)

Cash flows from investing activities of continuing operations:
Capital expenditures from continuing operations	0	0	(925)
Net investing cash flow from discontinued operations	7,937	6,788	0
Net cash provided by (used in) investing activities	7,937	6,788	(925)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	0	1,490	2,813
Proceeds from the issuance of redeemable preferred stock	0	0	7,111
Proceeds from the exercise of stock options	0	0	813
Proceeds from the exercise of stock rights and warrants	0	0	5,612
Net cash provided by financing activities from continuing operations	0	1,490	16,349
Net financing cash flow from discontinued operations	63	(610)	0
Net cash provided by financing activities	63	880	16,349
Net increase (decrease) in cash and equivalents	(2,767)	2,776	8,475
Cash and cash equivalents, beginning of year	3,356	589	3,365
Cash and cash equivalents, end of year	$589	$3,365	$11,840

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except for share and per share amounts)

1.  Basis of Presentation

The consolidated financial statements of WorldGate Communications, Inc. (“WorldGate” or the “Company”) presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for annual reports on Form 10-K. WorldGate was incorporated in Delaware in 1996 to succeed to the business of the predecessor company, WorldGate Communications, L.L.C., which commenced operations in March 1995.  WorldGate has developed a video phone designed specifically for personal video communication, and is differentiated, both from competitors and from previous efforts at personal video telephony, by providing: true-to-life communication; ease of deployment by high-speed data, or HSD, operators as well as businesses; a highly styled ergonomic design; and interoperation with the public switched telephone network, or PSTN.

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

2.  Summary of Significant Accounting Policies

Liquidity and Going Concern Considerations.

As of December 31, 2004 the Company had cash and cash equivalents of $11,840.  The operating cash usage from continuing operations for the twelve months ended December 31, 2004 was $7,084. During the third quarter of 2003, we completed a sale of certain assets, including our ITV intellectual property rights and our membership interest in TVGateway, LLC, for $3,000 in cash to TVGateway, LLC, a company we were instrumental in forming. Our transaction with TVGateway, LLC marked a shift in our business away from the ITV business and toward a new video phone product and associated business. The funds we received from the sale of assets to TVGateway, LLC, as well as the funds we received as a result of private placements of our securities on December 1, 2003 and December 4, 2003, January 21, 2004, April 22, 2004, June 24, 2004 and December 15, 2004, have permitted us to fund the development of our new business.

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

The Company has $16,399 of liabilities and its assets are not pledged as collateral as of December 31, 2004. These liabilities include $14,280 related to the Company’s private placement of Series A Preferred Stock (refer to Footnote 8), and $369 of advanced funds from Motorola for future shipments of video phones in conformity with the Agreement signed in April 2004.

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Therefore, the financial statements do not include any adjustments relating to the Company’s ability to operate as a going concern. The appropriateness of using the going concern basis in the future, however, will be dependent upon the Company’s ability to address its liquidity needs as described above. There is no assurance that the Company will be able to address its liquidity needs through the measures described above on acceptable terms and conditions, or at all, and accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The independent auditors’ report for the year ended December 31, 2004 included an explanatory paragraph stating that because the Company had suffered recurring losses from operations and had a net accumulated deficiency of $220 million, those issues raised substantial doubt about the Company’s ability to continue as a going concern.

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

Goodwill

Goodwill in the amount of $3,608 was recorded in connection with the Company’s acquisition of Digital Video Art, Inc. (“DVA”) and represents the excess of cost over the fair value of net assets acquired. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This pronouncement changes the accounting for goodwill and intangible assets with indefinite lives from an amortized method to an impairment approach. SFAS No. 142 requires that goodwill and intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. The Company’s transitional impairment test, measured as of January 1, 2002, did not result in an impairment loss. However, as described in Note 5, an impairment of our goodwill was recorded in the second quarter of 2002.

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

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.

Accounting for Preferred Shares and Derivative Shares [Restated]

The following information has been restated to provide a more complete description of the accounting method and policy related to redeemable preferred shares and derivative shares.

In June 2004, WorldGate completed a private placement of redeemable preferred stock. The Series A Convertible Preferred Stock has attached warrants and conversion options.  Specifically, the holders of the Preferred Stock may convert their shares into our common stock at a conversion price of $2.35 per share.  In addition the Company may force conversion of the Preferred Stock into common stock if the Company achieves certain price targets for its common stock and satisfaction of certain other conditions.  In either event the conversion price is subject to adjustment in the event the Company enters into another transaction which is dilutive to the subject transaction.  As part of this transaction, the Company has also issued five-year warrants to purchase 1.6 million shares of the Company’s common stock, one-half of the warrants at an exercise price of $2.69 per share and the remaining half at an exercise price of $3.14 per share.  The preferred stock has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company’s option.  The Preferred Stock has a staged maturity over three years with one-third of the preferred stock to be redeemed after 18 months, one-third after 24 months and one-third after 36 months, and may be redeemed at maturity in cash or, subject to certain conditions, through the issuance of an indeterminable number of shares of common stock, at the Company’s option (with stock payments being made at the then current market price).  Of the 7,550 preferred shares issued under this private placement, 775 shares have been redeemed as of December 31, 2004.

EITF Issue D-98, paragraph 4, states that Rule 5.02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded as a liability outside of permanent equity.  The value ascribed to the redeemable preferred stock upon initial issuance, i.e. at June 24, 2004, was the amount received in the transaction minus the value ascribed to the conversion option and warrants.  This initial value of the redeemable preferred stock is accreted up to the redemption value (the amount received in the transaction) over the future relevant periods using the interest method.

The conversion options and warrants are considered embedded derivative instruments under SFAS No. 133, paragraph 11a, and are classified as liabilities.  The company identifies and measures these derivatives under the fair value method at the end of each quarter, and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.  The warrants and conversion options are valued using the Black-Scholes valuation model.  Actual period close common stock prices, applicable volatility rates, and the period close risk-free interest rate for the instrument’s expected remaining life (continuously compounded), are the key assumptions used in the valuation calculation. On a quarterly basis, WorldGate will make a marked to market addition to or deduction from earnings, which will have no cash effect over the life of the instruments, with the cumulative non-cash mark-to-market adjustments of gains and losses offsetting and netting to $0.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectability is reasonably assured, and either the delivery and acceptance of the equipment has occurred or services have been rendered.

Cost of Revenues

Cost of equipment product revenues reflects the purchase of video phones from the Company’s supplier Mototech.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and has presented the required SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” pro forma disclosure in the table below.

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

	Year Ended December 31
	2002	2003	2004
Loss from continuing operations	$0	$(6,497)	$(20,185)
(Loss) income from discontinued operations	(19,210)	(2,908)	36
Net loss	(19,210)	(9,405)	(20,149)
Accretion on preferred stock and dividends	0	0	(951)
Net loss available to common shareholders, as reported	$(19,210)	$(9,405)	$(21,100)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	192	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax of $0	(4,631)	(5,523)	(2,072)
Pro forma net loss	$(23,649)	$(14,928)	$(23,172)

Net loss per share:
Basic and diluted loss from continuing operations	$0.00	$(0.28)	$(0.72)
Basic and diluted loss from discontinued operations	(0.81)	(0.12)	0.00
Basic and diluted net loss—as reported	$(0.81)	$(0.40)	$(0.72)
Basic and diluted net loss available to common shareholders—as reported	$(0.81)	$(0.40)	$(0.76)
Basic and diluted net loss available to common shareholders—pro forma	$(1.00)	$(0.64)	$(0.83)

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

Comprehensive Loss

As it relates to the Company, components of comprehensive loss include net loss and unrealized gains and losses on available for sale securities. For the years ended December 31, 2002, 2003 and 2004, net loss and comprehensive loss were identical because the carrying value of the Company’s available for sale securities equaled the fair market value of such securities.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, embedded derivatives, accounts receivable and accounts payable. The book value of cash and cash equivalents, accounts receivable, and accounts payable is considered to be representative of their fair value because of their short maturities.

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

Accounts receivables consisted of receivables from cable operators in 2003. In 2004, accounts receivable consists of receivables with our video phone distribution partner. In 2003, a significant portion of our revenues were generated from outside the U.S. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. In 2003, the Company established allowances for potential credit losses and such losses did not exceed management expectations.

Accounts receivable from major customers in excess of 10% of total accounts receivable were as follows (2003 percentages were from discontinued operations, there were no continuing operation sales in 2002 and 2003):

Customer	2003	2004

A	0	0
B	36%	0
C	6%	0
D	10%	0
E	0	0
	52%	0

Sales to major customers, in excess of 10% of total revenues, were as follows for each of the years ended December 31 (years 2002 and 2003 percentages were from discontinued operations, there were no continuing operation sales in 2002 and 2003):

Customer	2002	2003	2004

A	84%	48%	0
E	0	0	100%

Revenues from continuing operations by geographic area are attributed to the United States in 2004.

At December 31, 2004, all of the Company’s long-lived assets, which total $3,530, are located in the United States, except for $650 located in Taiwan, R.O.C.

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

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

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

3.  Inventories

Inventories as of December 31, 2003 and 2004 are summarized as follows:

	2003	2004
Raw material (from discontinued operations)	$1,622	$1,622
Work-in-progress	0	0
Finished goods (from continuing operations)	0	46
Inventory held by customers and vendors	0	0
Total Inventory	1,622	1,668
Inventory Reserve	(1,622)	(1,622)
Inventory	$0	$46

During the year ended December 31, 2003, as a response to the continued slow economy, turmoil in the cable industry and the Company’s slower than expected deployment of WorldGate’s ITV products and services, the Company periodically re-evaluated its inventory and determined that it was in excess of foreseeable needs and should be resold. The carrying values of the inventory that were identified to be used in operations were written down to market value. Total charges to reduce the carrying amount of inventory to the lower of cost of market was $3,037 for the year ended December 31, 2003. These non-cash charges are included in the “Income (loss) from discontinued operations “ line item on the consolidated statements of operations. There were no further reduction of inventory values to market values in 2004.

4.  Property and Equipment

Property and equipment consist of the following at December 31, 2003 and 2004:

	2003	2004
Computer equipment and system packages	$965	$1,034
Office equipment	211	211
Furniture and fixtures	625	625
Hardware, software and tooling	0	856
Leasehold improvements	804	804
	2,605	3,530
Less accumulated depreciation and amortization	(1,338)	(1,815)
Property and equipment, net	$1,267	$1,715

Depreciation and amortization on property and equipment in the amount of $1,158, $742 and $477 was recorded for each of the three years ending December 31, 2002, 2003 and 2004, respectively.

5.  Goodwill

The Company had goodwill of $3,608 and accumulated amortization of $602 at December 31, 2001. In accordance with SFAS No. 142, no goodwill amortization expense was recognized during the twelve month period ended December 31, 2002. During the second quarter of 2002, in an effort to cut costs and achieve operational efficiencies, the Company commenced the termination of all personnel of the former Digital Video Art, Inc. (“DVA”) who performed engineering development services. In conjunction with this action, it was determined that the carrying amount of the Company’s remaining goodwill exceeded its fair value. As such, the Company measured the impairment loss by the amount the carrying value exceeded the implied fair value of the goodwill. The amount of the non-cash impairment loss was $3,006 and is included in the loss from discontinued operations. The fair value of goodwill was estimated using the expected present value of future cash flows.

6.  Financing Agreements

During 2004, the Company financed its Directors and Officers’ Insurance Policy for the policy period ending April 15, 2005. At December 31, 2004, the remaining unpaid portion of the note payable totaled $37. This balance was paid subsequent to year end. The weighted average interest rate on the outstanding note payable for the year ended December 31, 2004 was 4.25%. At December 31, 2003, the Directors and officers’ Insurance Policy was paid in full for the policy period ending April 15, 2004.

7.  Income Taxes

The significant components of deferred tax assets at December 31, 2003 and 2004 are as follows:

	2003	2004

Federal tax loss carryforward	$60,726	$64,979
State tax loss carryforward	8,270	10,352
Property and equipment	688	157
Research and experimentation credit	2,637	2,739
Officers’ compensation, accrued expenses and other	426	1,063
Bad debt expense	154	0
	72,901	79,290
Less: valuation allowance	(72,901)	(79,290)
	0	0

A valuation allowance was established against the Company’s net deferred tax asset due to the Company’s lack of earnings history and, accordingly, the uncertainty as to the realization of the asset. A portion of the gross deferred asset and related valuation allowance is attributable to stock option expense. To the extent that such assets are realized in the future, the benefit is applied to equity.

At December 31, 2004, the Company had a net operating loss carryforward of approximately $191,112 for federal tax purposes, expiring between 2012 and 2024 if not utilized. The net operating loss carryforward for state tax purposes is approximately $103,624, which will expire in 2024. These carryforwards may be applied as a reduction to future taxable income of the Company, if any. The state net operating loss carryforwards are limited by state tax law to a maximum utilization of $2,000 per year. The Company also has federal and state research and experimentation credit carryforwards of approximately $2,739 and $52, respectively. The federal research and experimentation credit carryforwards expire between 2012 and 2024 and the state research and experimentation credit carryforward expires 2017. The Company’s ability to utilize its net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior or future changes in ownership and tax law as defined under Section 382 of the Internal Revenue Code of 1986. Such limitations are based on the market value of the Company at the time of ownership change multiplied by the long-term exempt note supplied by the Internal Revenue Service.

8.  Stockholders’ Equity (Deficiency)

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

Redeemable Preferred Stock [Restated]

The following information has been restated to provide a more complete description of the accounting method and policy related to redeemable preferred shares and derivative shares.

In June 2004, WorldGate completed a private placement of 7,550 shares of its Series A Preferred Stock at a stated value of $1000 per share, which preferred stock is convertible into the Company’s common stock at a conversion price of $2.35 per share. The Company has the right to require conversion of the preferred stock into common stock upon achieving certain price targets with respect to its common stock and the satisfaction of certain other conditions. As of December 31, 2004 such conditions were not met. As part of the transaction, the company issued five-year detachable warrants to purchase a total of 1.6 million shares of the Company’s common stock, with one-half of the warrants having an exercise price of $2.69 per share and the remaining half having an exercise price of $3.14 per share. The preferred stock has a dividend rate of 5% per annum, payable quarterly, which may be paid either by cash or through the issuance of common stock at the Company’s option (with stock payments being made at a 10% discount to the then current market price). The preferred stock has a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months. The preferred stock may be redeemed at maturity in cash or through the issuance of an indeterminable number of shares of common stock, at the Company’s option (with stock payments being made at their current market price). All dividend and maturity payments made in stock are subject to the satisfaction of certain conditions including the listing of the stock and availability of an effective registration statement. The investors also received an additional investment right, for a limited period of time, to purchase 1.6 million additional shares of common stock shares at $3.14 a share. In November and December 2004, 775 preferred shares were converted to common stock, and in December 2004 and February 2005, 1,606,383 additional investment rights were exercised, resulting in an incremental investment of $5,044.

In accordance with EITF topic D-98 “Classification and Measurement of Redeemable Securities”, the Redeemable Preferred Stock was recorded in the financial statements as temporary equity. At December 31, 2004, that amount was $1,318. Additionally, the fair value of warrants and preferred stock conversion options were recorded into the financial statements as liabilities as a result of their features that require accounting under FAS 133 “Accounting for derivative instruments and hedging activities.” At December 31, these amounts totaled $14,195. At each reporting balance sheet date an evaluation is made of these valuations and marked to market. During the twelve months ended December 31, 2004, the Company recorded an increase of $951 to the Accumulated Deficit resulting from $189 for dividends on redeemable preferred stock, and $762 for the accretion of redeemable preferred stock to its redemption value.

Although the conversion options and warrants are considered embedded instruments under SFAS No. 133, paragraph 11a, these conversion options and warrants are conventional elements of financing transactions and were necessary to obtain critical funding needed by the Company.  They are not hedging instruments.  The risks inherent in the conversion options is the dilution to shareholders upon the conversion of preferred shares if conversion and/or redemption is made in shares of common stock or in the reduction of cash available to the Company if the conversion and/or redemption of the preferred shares is made in cash.  Similarly, the exercise of warrants and the resulting issuance of common stock could also result in additional dilution to shareholders.  This dilution was necessary to obtain the funding required by the Company to continue operations.

Warrants

In connection with the issuance of notes payable in March 1999 (that have since been repaid), the holders of the notes received warrants to purchase up to 331,490 shares of common stock, subject to adjustment, at an exercise price of $16.50 per share, subject to adjustment. The warrants expired unexercised in March 2002.

In August 2000, the Company issued warrants to the TVGateway partners as part of the TVGateway Joint Venture more fully described in Note 13. These warrants may be exercised to purchase in the aggregate up to 1,500,000 shares of common stock at an exercise price of $24.78 and up to 500,000 additional shares of common stock at an exercise price of $12.39. The warrants are subject to vesting at varying rates based on the deployment of the Company’s Internet TV service on each operator’s digital cable systems. On September 30, 2003, 1,000,000 warrants were cancelled. At December 31, 2004, none of the remaining warrants have vested.

In November 2000, we entered into a deployment agreement with AT&T Broadband to deploy the Company’s interactive services to AT&T digital customers in Cedar Falls and Waterloo, Iowa and Tacoma, Washington. As part of this agreement, the Company issued warrants to AT&T to purchase up to 1,000,000 shares of the Company’s common stock at a per share exercise price of $16.02. The warrants are subject to vesting at varying rates based on the deployment of the Company’s Internet TV service on AT&T’s digital cable systems. At December 31, 2004, none of the warrants have vested.

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

Stock Option Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). This plan provides for the granting of stock options to officers, directors, employees and consultants. Grants under this plan may consist of options intended to qualify as incentive stock options (“ISO s”), or nonqualified stock options that are not intended to so qualify (“NQSOs”). The option price of any ISO will not be less than the fair market value on the date the option is granted (110% of fair value in certain instances). The option price of NQSOs may be greater than, equal to, or less than the fair market value on the date the option is granted. The 1996 Plan originally authorized a maximum of 933,333 shares of common stock.

In May 1999 and May 2000, the Board increased the total number of shares of common stock available under the 1996 Plan to 1,600,000 and 3,200,000 shares, respectively. In October 2000, the Company’s stockholders approved these increases. In February 2001, the Board approved an automatic annual increase of shares reserved under the 1996 Plan in an amount equal to the lesser of 4% of the then outstanding shares of the Company’s common stock or 1,000,000 shares. In October 2001, the Company’s stockholders approved this increase.

In October 2004, the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). This plan is intended to replace the 1996 Plan for new grants. No additional shares were reserved for the new plan but rather all available shares under the 1996 Plan were made available for the new plan. As with the 1996 Plan, the 2003 Plan includes the same automatic annual increase in the number of shares reserved for use with the plan equal to the lesser of 4% of the then outstanding shares of the Company’s common stock or 1,000,000 shares. In addition to incentive stock options and nonqualified stock options, the new plan also provides for performance based awards and restricted stock.

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

On February 15, 2001, the Company’s Board of Directors approved a plan (the “Exchange Offer”) pursuant to which the Company would offer its employees and directors the opportunity to exchange all outstanding options to purchase shares of the Company’s common stock granted under the Company’s 1996 stock option plan having an exercise price of $5.00 or more per share (the “eligible options”) together with all options granted to holders of eligible options within the six month period prior to the expiration date of the Exchange Offer, for new options to be granted six months and one day after the expiration of the Exchange Offer. On June 22, 2001, the Company commenced the Exchange Offer and filed with the SEC a Tender Offer Statement on Schedule TO. The Exchange Offer expired on July 30, 2001. Pursuant to the Exchange Offer, the Company accepted for exchange options to purchase 696,359 shares of the Company’s common stock, representing approximately 21.31% of the options that were eligible to be tendered in the Exchange Offer. Subject to the terms of the Exchange Offer, on January 31, 2002 the Company granted options to purchase an aggregate of 558,742 shares of common stock, in exchange for such tendered options, having an exercise price per share equal to the closing price of a share of the Company’s common stock as reported on the NASDAQ National Market on January 31, 2002, which was $1.9297. The Exchange Offer did not result in the recognition of compensation expense by the Company.

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

A summary of the Company’s stock plan is presented below:

	Stock Options	Weighted-Average Exercise Price

Outstanding, December 31, 2002	2,715,197	$3.57

Granted	2,115,452	$0.48
Exercised	—	—
Cancelled/forfeited	(709,746)	$2.50
Outstanding, December 31, 2003	4,120,903	$2.17

Granted	1,171,250	$1.95
Exercised	(446,203)	$2.39
Cancelled/forfeited	309,273	$5.57
Outstanding, December 31, 2004	4,536,677	$1.87

The following table summarizes information about stock options outstanding at December 31, 2004:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 0.26 - $0.39	320,225	8.17	$0.37	77,969	$0.37
$ 0.40 - $0.59	1,336,742	8.75	0.54	456,617	0.55
$ 0.60 - $0.89	14,666	4.07	0.66	14,666	0.66
$ 0.90 - $1.34	779,500	8.97	1.06	9,750	1.17
$.1.35 - $2.01	549,688	7.16	1.76	397,325	1.82
$ 2.02 - $3.02	966,505	6.65	2.58	771,202	2.66
$ 3.03 - $4.53	383,851	8.23	4.41	118,601	4.37
$ 4.54 - $6.80	101,914	5.94	6.34	101,914	6.34
$ 6.81 - $10.20	40,000	6.13	8.25	30,000	8.25
$10.21 - $15.30	0	0	0	0	0
$15.31 - $22.95	38,949	5.05	20.27	38,949	20.27
$22.96 - $34.43	4,286	5.51	28.59	4,286	28.59
$34.44 - $41.13	351	4.97	41.10	351	41.10
	4,536,677	7.91	$1.93	2,033,879	$2.67

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

Employee Stock Purchase Plan

In October 2001, our shareholders approved the WorldGate 2001 Employee Stock Purchase Plan that provides eligible participants with the opportunity to periodically acquire shares of our common stock through payroll deductions. Eligible participants may contribute up to fifteen percent of their compensation towards the purchase of our common stock. At the end of each calendar quarter, the contributions of the participants are used to purchase shares of the Company’s common stock at the lower of eighty-five percent of the market price of our common stock: (i) at the beginning of each calendar quarter or (ii) at the end of each calendar quarter. A maximum of 750,000 shares of the Company’s common stock (plus an annual increase of 375,000 shares) may be purchased in the aggregate by participants in the Stock Purchase Plan.

During 2003 and 2004, the Company sold 3,880 and 48,832 shares of common stock under the Stock Purchase Plan for proceeds of $1 and $45, respectively.

10.  Net Loss Per Share

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Years Ended December 31
	2002	2003	2004
Loss from continuing operations	$0	$(6,497)	$(20,185)
(Loss) income from discontinued operations	(19,210)	(2,908)	36
Net loss	(19,210)	(9,405)	(20,149)
Accretion on preferred stock and dividends	0	0	(951)
Net loss available to common shareholders	$(19,210)	$(9,405)	$(21,100)

Basic and diluted loss per average common share:
Weighted average shares outstanding	23,573,935	23,259,611	27,881,347

Loss from continuing operations	$0.00	$(0.28)	$(0.72)
(Loss) income from discontinued operations	(0.81)	(0.12)	0.00
Net loss	$(0.81)	$(0.40)	$(0.72)
Net loss available to common shareholders	$(0.81)	$(0.40)	$(0.76)

11.  Commitments and Contingencies

Leases

In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. The Company stopped paying rent on this lease in May 2003, and in lieu of rent payments the Company’s landlord, 3190 T General, Inc. (an entity formed by non-employee investors in the Company), began drawing down the security deposit for the facility. Prior to stopping rent payments, the Company had commenced negotiations with its landlord for an amendment of its lease to reduce the space commitment and the rent payable. These negotiations were not successful, and in September 2003, the Company’s landlord filed an action in the Court of Common Pleas, Bucks County Pennsylvania to perfect its interest to take possession of the Company’s facility, and to establish damages for past rent and expenses. Although a judgment was granted allowing the Company’s landlord to regain possession of the facility, the Company remained in the facility and continued negotiations with its landlord. During 2004, the landlord deeded the facility to its mortgage holders and negotiations commenced with GMAC as representative for the mortgage holders. These negotiations were successful and in June 2004 the Company’s lease was amended to reduce the lease obligation in line with the Company’s current space requirements, and to bring the Company current with respect to all outstanding back rent.  The current lease permits both the Company and the landlord to terminate the lease at any time on 90 days written notice to the other party.  In November 2003, the Company entered into a 60 month lease for office equipment. As of December 31, 2004 there remains a total of $23 to be paid over the remaining period of the lease.

Disclosure of Contractual Obligations

	Total	Less than 1 year	1 — 3 years	3 — 5 years	Over 5 years

Operating lease	$23	$6	$12	$5	$0

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

14.  Employee Benefit Plan

In 2000, the Company established a Retirement Savings Plan that is funded by the participant’s salary reduction contributions. All employees of the Company are eligible to participate in the plan upon joining the Company. The plan is intended to permit any eligible employee who wishes to participate to contribute up to 12% of the employee’s compensation on a before-tax basis under Section 401(k) of the Internal Revenue Code. The plan provides for discretionary Company matching contributions and discretionary Company profit-sharing contributions. Contributions are invested, in such proportions as the employee may elect in any of 10 mutual investment funds. In 2002 and 2003, the Company made no discretionary profit-sharing contributions to the plan.  On May 28, 2003, this Retirement Savings Plan was terminated by the Company.

In January of 2005 the Company established a new Retirement Savings Plan that is funded by the participant’s salary reduction contributions. All employees of the Company are eligible to participate in the plan upon joining the Company. The plan is intended to permit any eligible employee who wishes to participate to contribute up to 12% of the employee’s compensation on a before-tax basis under Section 401(k) of the Internal Revenue Code. The plan provides for discretionary Company matching contributions and discretionary Company profit-sharing contributions. Contributions are invested, in such proportions as the employee may elect in a variety of mutual investment funds.

16.  Supplemental disclosure of cash flow information

	Year ended December 31,
	2002	2003	2004
	(dollars in thousands)
Cash paid for interest	$12	$15	$6

Non-cash investing and financing activities:
Utilization of contractual obligation related to equity financing	82	0	0
Settlement of contractual obligation related to equity financing	802	3,283	0
Acquisition of treasury stock resulting from settlement of contractual obligation	5	0	0
Issuance of common stock in payment for product development	0	600	0
Issuance of notes payable for Directors and Officers’ insurance policy	443	560	328
Accretion on preferred stock	0	0	763
Conversion of preferred stock to common	0	0	775
Dividends on preferred stock	0	0	188
Cancellation of treasury stock shares	0	0	5

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

Revenue and net income (loss) before income taxes from discontinued operations were as follows:

	For the Twelve-Month Period ended December 31,
	2002	2003	2004
Revenues	$13,878	$3,886	$82
(Loss) income before income taxes	(19,210)	(2,908)	36

Supplemental Quarterly Data (unaudited):

	First	Second (As Amended)	Third	Fourth
	(dollars in thousands other than per share amounts)

2004
Net revenues	$0	$0	$106	$125
Loss from continuing operations	(2,760)	(1,951)	(1,517)	(13,957)
Income from discontinued operations	22	7	7	0
Net loss	(2,738)	(1,944)	(1,510)	(13,957)
Accretion on preferred stock and dividends	0	31	(400)	(520)
Net loss available to common shareholders	(2,738)	(1,975)	(1,910)	(14,477)
Basic and diluted loss from continuing operations per common share	(0.10)	(0.07)	(0.06)	(0.49)
Basic and diluted income (loss) from discontinued operations per common share	0.00	0.00	0.00	0.00
Basic and diluted net loss per common share	(0.10)	(0.07)	(0.06)	(0.49)
Basic and diluted net loss available to common shareholders per common share	(0.10)	(0.07)	(0.07)	(0.51)

2003
Net revenues	$0	$0	$0	$0
Loss from continuing operations	(813)	(1,372)	(1,652)	(2,659)
(Loss) income from discontinued operations	(1,072)	(1,627)	1,755	(1,965)
Net (loss) income	(1,885)	(2,999)	103	(4,624)
Net (loss) income available to common shareholders	(1,885)	(2,999)	103	(4,624)
Basic and diluted loss from continuing operations per common share	(0.03)	(0.06)	(0.07)	(0.11)
Basic and diluted (loss) income from discontinued operations per common share	(0.05)	(0.07)	0.07	(0.08)
Basic and diluted net (loss) income per common share	(0.08)	(0.13)	0.00	(0.19)
Basic and diluted net (loss) income available to common shareholders per common share	(0.08)	(0.13)	0.00	(0.19)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

As of the end of the period covered by this Form 10-K, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

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

As a result of the material weakness identified with respect to our reporting of complex transactions, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed and effective in ensuring that the information required to be disclosed by our company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Except as identified above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

We have adopted a Code of Conduct that applies to all of our directors and employees, including, without limitation, our principal executive officer, our principal financial and accounting officer, and all of our employees performing financial or accounting functions.  We have posted our Code of Conduct on our website, www.wgate.com, under the “Investors” section. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, any provisions of our Code of Conduct by posting such information on our website at the location specified above.

As of December 31, 2004 our executive officers and directors are as follows:

Name	Age	Position
Hal M. Krisbergh (3)	57	Chairman of the Board of Directors and Chief Executive Officer
Joel Boyarski	58	Vice President and Chief Financial Officer
Randall J. Gort	55	Vice President, Chief Legal Officer and Secretary
James E. McLoughlin	52	Vice President, Account Development and Marketing
Richard Westerfer	46	Vice President and Chief Operations Officer
Steven C. Davidson(2)	56	Director
Clarence L. Irving, Jr.(1)	49	Director
Martin Jaffe(2)	58	Director
Jeff Morris(1)	54	Director
Lemuel Tarshis(2)	63	Director

(1)                                  Member of Compensation Committee

(2)                                  Member of Audit Committee

(3)                                  Resigned from Compensation Committee in August 2004

Hal M. Krisbergh has served as our Chairman and Chief Executive Officer since our inception in March 1995. From September 1981 to September 1994, Mr. Krisbergh was an executive officer of General Instrument (now a part of Motorola, Inc.). Mr. Krisbergh served as President of General Instrument’s Communications Division and, for the past 17 years, has been a well-known figure in the cable industry. He is a recognized leader in the development of addressable cable boxes, impulse pay-per-view, opto-electronics and digital audio technologies. In 1991, Mr. Krisbergh received cable television’s prestigious Vanguard award. Prior to joining General Instrument, Mr. Krisbergh was employed by W. R. Grace & Co., Deloitte & Touche and Raytheon Company.

Joel I. Boyarski joined our company in October 1999 and was named Vice President and Chief Financial Officer in September 2002. Prior to becoming Vice President and Chief Financial Officer, Mr. Boyarski served as General Manager of TVGateway, LLC from December 2001 until September 2002 and as Vice President of Business Development for TVGateway, LLC from June 2000 until December 2001. From October 1999 to June 2000, he served as a consultant for our company. Prior to joining us, Mr. Boyarski was a business and financial consultant from June 1998 to October 1999, and for 23 years prior to June 1998, he held a variety of management positions at Joseph E. Seagram and Sons, Inc., including Vice President of Finance and Business Planning for several of Seagram’s Domestic and International divisions including North America, Asia Pacific and Global Duty Free.

Randall J. Gort joined our company in August 1997 as Vice President, Legal and Corporate Affairs, General Counsel and Secretary. In January 2003 Mr. Gort became the Company’s Chief Legal Officer. From July 1995 to August 1997, Mr. Gort was General Counsel, Secretary, and Director of Legal and Corporate Affairs for Integrated Circuit Systems, Inc. Mr. Gort was in private practice from August 1994 through June 1995. Prior to that time, from May 1987 through July 1994, he was an Associate General Counsel for Commodore International Ltd. Mr. Gort was with Schlumberger Ltd. from October 1982 through early 1987, originally as Senior Attorney and then as General Counsel, FACTRON Division. From April 1979 through October 1982, Mr. Gort was Counsel for various divisions of the 3M Company, including Medical and Surgical Products Divisions, Orthopedic Products Division, Electro-Mechanical Resources Division and 3M’s four tape divisions.

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

Audit Committee

The Audit Committee is responsible for providing general oversight with respect to the accounting principles employed in our financial reporting and operates in accordance with a written charter adopted by our Board of Directors. The Audit Committee monitors our financial reporting process and internal control system, reviews and appraises the audit efforts of our independent accountants and provides an avenue of communication among the independent accountants, financial and senior management and the Board of Directors. The Audit Committee meets at least three times annually, and meets at least once annually with our management and independent public accountants to review the scope of auditing procedures, our policies relating to internal auditing and accounting procedures and controls, and to discuss results of the annual audit of our financial statements. The Audit Committee is currently composed of Dr. Tarshis, Mr. Davidson and Mr. Jaffe, each of whom is “independent” as such term is defined under Rule 4200(a)(15) of the NASDAQ listing standards. The Audit Committee also complies with the financial sophistication requirement under the NASDAQ listing standards. In addition, the Board has determined that Mr. Jaffe is an audit committee financial expert as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the “reporting persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based solely on our review of those documents received by us, and written representations, if any, received from reporting persons with respect to the filing of reports on Form 3, 4 and 5, we believe that all filings required to be made by the reporting persons for fiscal year 2004 were made on a timely basis.

Item 11. Executive Compensation.

Compensation Committee Interlocks and Insider Participation

The Compensation and Stock Option Committee (the “Compensation Committee”) is currently composed of Messrs. Morris and Irving. The Compensation Committee is responsible for determining the general compensation and benefits philosophy for the Company, including administering the Company’s equity compensation programs, and for setting cash and long-term incentive compensation for executive officers and other key employees of the Company. No member of the Compensation Committee is an officer or employee of the Company.

Report of Compensation and Stock Option Committee on Executive Compensation

This report by the Compensation Committee of the Board of Directors (the “Committee”) discusses the Committee’s compensation objectives and policies applicable to the Company. The report reviews the Committee’s policy generally with respect to the compensation of all executive officers as a group for fiscal 2004 and specifically reviews the compensation established for the Company’s Chief Executive Officer as reported in the Summary Compensation Table. The Committee is composed entirely of non-employee directors of the Company. The Committee also administers the Company’s Stock Option Plan and Employee Stock Purchase Plan.

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

The base salaries, targeted bonus amounts and number of stock options established for or granted to our executive officers for 2004 are based, in part, on the Committee’s understanding of compensation amounts and forms paid to persons in comparable roles performing at comparable levels at other companies in the same or related industries. Such amounts, however, mainly reflect the subjective discretion of the members of the Committee based on the evaluation of our current and anticipated future performance and the contribution of the individual executive officers to such performance, and the contribution of the individual executive officers to us in areas not necessarily reflected by our performance.

Base Salaries

The base salaries for our senior executive officers for 2004 were established subjectively by the Committee based on the market environment and our need to attract and retain key personnel for whom we must compete against larger, more established companies. Also considered was the absence of a general salary increase during 2003 in light of our need to conserve cash.

Short-Term Annual Bonuses

Annual bonuses established for the executive officers are intended to provide an incentive for improved performance in the short term. Normally the Committee would establish target bonus levels at the beginning of the year based on predetermined goals with respect to individual, department and Company performance, however, given the Company’s need to conserve cash, no bonuses were provided during 2004.

Long-Term Incentive Compensation

Our long-term incentive compensation plan for its senior executive officers, administered through the Company’s stock option plan, promotes ownership of the our Common Stock, which, in turn, provides a common interest between our shareholders and our executive officers. Options granted to executive officers under the plan have an exercise price equal to the fair market value of the shares on the date of grant, an exercise period of ten years and generally vest over four years. The number of options granted to executive officers is determined by the Committee, which is charged with administering the stock option plan. During 2003 the Committee analyzed various equity incentive programs provided by peer group companies and determined that it was advisable to include equity alternatives other than traditional stock options within its compensation strategy. Accordingly, in November 2003, the Committee, as well as the other members of the board of directors, unanimously approved a new equity compensation plan (the “2003 Plan”) and requested that this plan be submitted for shareholder approval at our next shareholder meeting. This plan was approved by our shareholders at the October 2004 annual shareholders’ meeting. The plan as approved by the board and our shareholders does not authorize any incremental shares for issuance thereunder, but rather transfers the balance available for issuance under its predecessor, the 1996 Plan, after all issuances thereunder. The 1996 Plan will continue to be in effect for the grants which are currently outstanding under that plan, however, new grants will be issued under the 2003 Plan.

Summary Compensation Table

The following table sets forth information concerning compensation paid with respect to our chief executive officer and four other most highly compensated officers who were serving as such as of December 31, 2004, each of whose aggregate compensation for fiscal 2004 exceeded $100,000, for services rendered in all capacities for us and our subsidiaries.

SUMMARY COMPENSATION TABLE

FISCAL YEARS 2004, 2003 and 2002

				Long Term Compensation Awards
		Annual Compensation		Securities Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options (#)	Compensation
Hal M. Krisbergh	2002	$337,080	$37,913	80,000	—
Chairman and Chief Executive Officer	2003	$337,080	—	—	—
	2004	$349,497	—	—	—
Richard Westerfer	2002	$214,616	$17,145	49,000	—
Vice President, Chief Operations Officer	2003	$209,192	—	200,000	—
	2004	$219,531	—	225,000	—
Randall J. Gort	2002	$200,769	$15,831	24,000	—
Vice President, Chief Legal Officer	2003	$200,000	—	200,000	—
	2004	$207,385	—	222,250	—
Joel Boyarski	2002	$188,884	$13,038	75,000	—
Vice President, Chief Financial Officer	2003	$195,570	—	200,000	—
	2004	$202,791	—	195,000	—
James McLoughlin	2002	$189,513	$16,450	18,400	—
Vice President, Account Development and Marketing	2003	$190,800	—	161,500	—
	2004	$197,845	—	195,000	—

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

The purchase price per share payable upon the exercise of an option (the “option exercise price”) will be established by the Compensation Committee, provided, however, that incentive stock options may not have an option exercise price less than the fair market value of a share of common stock on the date of grant. The option exercise price is payable by any one of the following methods or a combination thereof, to the extent permitted by the Compensation Committee:

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

Our board of directors or the Compensation Committee may suspend, revise, terminate or amend the equity incentive plans at any time, provided, however, that:

•                                          stockholder approval will be obtained if and to the extent required under Rule 16b-3 promulgated under the Exchange Act or if and to the extent the board determines that such approval is required for purposes of satisfying Section 162(m) or Section 422 of the Code, and

•                                          no such suspension, revision, termination or amendment may, without the consent of a participant, reduce the participant’s rights under any outstanding award.

On October 5, 2001, our shareholders approved the WorldGate 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provides our eligible employees with the opportunity to periodically acquire shares of our common stock through payroll deductions. In general, the Stock Purchase Plan provides that:

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

The following table presents information regarding options granted to our named executive officers during fiscal 2004 to purchase shares of our common stock. In accordance with SEC rules, the table shows the hypothetical “gains” or “option spreads” that would exist for the respective options based on assumed rates of annual compound stock price of 5% and 10% from the date the options were granted over the full option term.

Options/SAR Grants in Last Fiscal Year

	Individual Grants
	Number of Securities Underlying Options/ SARs Granted	% of Total Options/ SARs Granted to Employees in	Exercise or Base Price		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	(#)	Fiscal Year	($/SH)	Expiration Date	5% ($)	10% ($)
Hal M. Krisbergh	—	—	—	—	—	—
Richard Westerfer	200,000	17.1	1.06	1/1/14	133,494	338,398
	25,000	2.1	4.43	12/22/14	69,738	176,781
Randall J. Gort	200,000	17.1	1.06	1/1/14	133,494	338,398
	22,250	2.1	4.43	12/22/14	62,764	159,103
Joel Boyarski	175,000	14.9	1.06	1/1/14	116,807	296,098
	20,000	1.7	4.43	12/22/14	55,791	141,425
James McLoughlin	175,000	14.9	1.06	1/1/14	116,807	296,098
	20,000	1.7	4.43	12/22/14	55,791	141,425

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

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option SAR Values

Name	Shares acquired on exercise (#)	Value Realized ($)	Number of securities underlying unexercised options/ SARS at fiscal year end (#) Exercisable/ Unexercisable	Value of unexercised in-the-money options/SARS at fiscal year end ($) Exercisable/Unexercisable
Hal M. Krisbergh	—	—	220,000/40,000	534,416/136,016

Richard Westerfer	—	—	235,500/399,500	645,204/1,537,840

Randall J. Gort	—	—	189,333/384,500	537,281/1,504,065

Joel Boyarski	—	—	115,738/360,000	410,309/1,422,535

James McLoughlin	—	—	79,575/335,325	204,952/1,266,149

Compensation of Directors

Pursuant to our 2003 Equity Incentive Plan, non-employee directors, currently Messrs. Davidson, Jaffe, Irving, Morris and Tarshis, will receive an annual stock grant of 10,000 shares, vesting in equal amounts over four years, issued at the fair market value on the date of grant, a stipend of $1,000 for each board or committee meeting the director attends in person, and $250 for each meeting attended telephonically. Furthermore, we paid an annual stipend of $5,000 for 2004 and will pay $10,000 for each year thereafter, as well as an initial stock grant of 30,000 shares upon becoming a non-employee director.  We will continue to reimburse non-employee directors for reasonable travel expenses for attending board or committee meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The following table sets forth information as of December 31, 2004 regarding securities authorized for issuance under the Company’s equity compensation plans:

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

(1)                                  In October 2004 our shareholders approved a new Equity Incentive Plan.  The Equity Incentive Plan as approved does not authorize any incremental shares for issuance thereunder, but rather transfers the balance available for issuance under the 1996 Stock Option Plan after all issuances thereunder. Although our 1996 Stock Option Plan remains in effect for any outstanding options issued under that plan we do not intend to issue new grants under that plan.  Both the 1996 Stock Option Plan and its successor, the Equity Incentive Plan contain a provision that automatically increases the number of shares available for future issuances as of January 1st of each calendar year.  The increase is equal to the lesser of (i) four (4) percent of the issued and outstanding shares of company stock (determined as of the first day of each such year), or

(ii)   1,000,000 shares of common stock.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Ownership
Hal M. Krisbergh(1)	6,008,613	19.0%
Randall J. Gort(2)	429,525	1.4%
Richard Westerfer (3)	307,241	*
Joel Boyarski(4)	183,238	*
James McLoughlin(5)	142,550	*
Steven C. Davidson(6)	28,250	*
Martin Jaffe(7)	33,250	*
Clarence L. Irving, Jr.(8)	36,357	*
Jeff Morris(9)	31,125	*
Lem Tarshis(10)	61,191	*
All current directors and executive officers as a group (10 persons)	7,261,340	22.9%

*                                         Less than 1% of the outstanding Common Stock.

(1)                                  Includes options to purchase 220,000 shares of common stock. Also includes 3,488,670 shares of common stock held directly, 1,700,000 shares of common stock held within grantor retained trusts in which either Mr. Krisbergh or his spouse are trustees, 299,938 shares of common stock held by Mr. Krisbergh’s spouse and 300,000 shares of common stock held by the Krisbergh Family Foundation, with Mr. Krisbergh acting as the custodian for these shares.

(2)                                  Includes options to purchase 254,583 shares of common stock.  Also includes 106,063 shares of common stock held directly and 68,879 shares of common stock held by Mr. Gort as custodian for his minor children.

(3)                                  Includes options to purchase 307,000 shares of common stock and 241 shares of common stock held by Mr. Westerfer’s minor son.

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

(10)                            Includes options to purchase 44,791 shares of common stock.  Also includes 5,200 shares of common stock held directly and 12,000 shares of common stock held by Mr. Tarshis’ spouse.

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

(2)                                  Of this amount $0 was attributable to Grant Thornton and $22,650 was attributable to PricewaterhouseCoopers LLP.

(3)                                  Of this amount $0 was attributable to Grant Thornton and $27,000 was attributable to PricewaterhouseCoopers LLP.

Audit Fees

The “audit fees” reported above were billed to us by Grant Thornton LLP and PricewaterhouseCoopers LLP for professional services rendered in connection with their audit of our consolidated financial statements and their limited reviews of our unaudited consolidated financial statements and our unaudited consolidated interim financial statements included in our quarterly reports, and for services normally provided by Grant Thornton LLP and PricewaterhouseCoopers LLP in connection with other statutory and regulatory filings or engagements, including audit consultations and SEC comment letters.

Audit Related Fees

The “audit related fees” reported above were billed to us by Grant Thornton LLP and PricewaterhouseCoopers LLP for assurance and related services that were reasonably related to the performance of their audit or review of our financial statements, but which are not reported as Audit Fees. These services include accounting consultations in connection with the impact of prospective accounting pronouncements and stock based compensation matters.

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

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the approval by the audit committee of the Board of Directors of non-audit services to be performed by Grant Thornton LLP, the Company’s independent auditors. Non-audit services are services other than those provided in connection with an audit or review of the financial statements. During the period covered by this filing, the audit committee approved all audit related fees, tax fees and all other fees.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)                                  Documents filed as part of this report.

1.                                      Financial Statements

The following financial statements have been included as part of this report:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

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

3.  Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (11)
3.2	Amended and Restated Bylaws (2)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 18, 2004 (11)
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 24, 2004 (11)
4.1	Form of Warrant issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003) (4)
4.2	Form of Additional Investment Right issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003) (4)
4.3	Form of Warrant issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004) (7)
4.4	Form of Additional Investment Right dated issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004) (7)
4.5	Form of Series A Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004) (8)
4.6	Form of Series B Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors) (8)
4.7	Form of Series C Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors) (8)
4.8	Form of Warrant issued by the Company to Mr. K.Y.Chou (13)
10.1

Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC, as amended by First Amendment to Lease Agreement dated December 7, 1998 between WorldGate and Balanced Capital LLC, as further amended by Second Amendment to Lease Agreement dated December 17, 1998 between WorldGate and Balanced Capital LLC (1)

10.2	Amendment dated November 18, 2004 to Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC (12)
10.3	Manufacturing Agreement between WorldGate and Mototech Inc. dated September 9, 2003 (6)

10.4

Development and Distribution Agreement dated as of April 28, 2004 between the Company, WorldGate Services, Inc. and General Instrument Corporation d/b/a the Broadband Communication Sector of Motorola, Inc. (9) (Portions of this agreement are subject to a confidential treatment request.)

10.5	1996 Stock Option Plan (3)
10.6	2003 Equity Incentive Plan(10)
10.7	Amended and Restated Securities Purchase Agreement dated as of December 4, 2003, by and between the Company and the Purchasers (as defined therein) (5)
10.8	Securities Purchase Agreement dated as of January 20, 2004 by and between the Company and the Purchasers (as defined therein) (7)
10.9	Securities Purchase Agreement dated as of June 24, 2004 by and between the Company and the Investors (as defined therein) (8)
21	Subsidiaries**
23.1	Consent of PricewaterhouseCoopers LLP*
23.2	Consent of Grant Thornton LLP*
24	Power of Attorney**
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

*                      Filed herewith

**               Previously filed

(1)               Incorporated by reference to the exhibits to our Registration Statement on Form S-1/A as filed on April 7, 1999 (Registration No. 333-71997).

(2)               Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended March 31, 1999.

(3)               Incorporated by reference to the exhibits to our Form 10-K/A Report for the fiscal year ended December 31, 2000, as filed on August 17, 2001.

(4)               Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 2, 2003.

(5)               Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 4, 2003.

(6)               Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on 12/24/03  (Registration No. 333-111571).

(7)               Incorporated by reference to the exhibits to our Current Report on Form 8-K filed January 21, 2004.

(8)               Incorporated by reference to the exhibits to our Current Report on Form 8-K filed June 25, 2004.

(9)               Incorporated by reference to the exhibits to our Current Report on Form 8-K filed July 13, 2004.

(10)         Incorporated by reference to the exhibits to the Company’s Proxy Statement to shareholders filed September 3, 2004.

(11)         Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended September 30, 2004, as filed on November 17, 2004.

(12)         Incorporated by reference to the exhibits to our Form 10-K Report for the fiscal year ended December 31, 2003, as filed on March 31, 2005.

(13)         Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on May 24, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WorldGate Communications, Inc.

Date: August 29, 2005	By:	/s/ Hal M. Krisbergh
Hal M. Krisbergh
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Hal M. Krisbergh	Chairman of the Board and Chief Executive Officer
Hal M. Krisbergh	(principal executive officer)	August 29, 2005

/s/ RANDALL J. GORT, ATTORNEY-IN-FACT
Joel Boyarski	Vice President and Chief Financial Officer	August 29, 2005

/s/ RANDALL J. GORT, ATTORNEY-IN-FACT
Steven C. Davidson	Director	August 29, 2005

/s/ RANDALL J. GORT, ATTORNEY-IN-FACT
Martin Jaffe	Director	August 29, 2005

/s/ RANDALL J. GORT, ATTORNEY-IN-FACT
Clarence L. Irving, Jr.	Director	August 29, 2005

* By Power of Attorney

/s/ RANDALL J. GORT, ATTORNEY-IN-FACT
Jeff Morris	Director	August 29, 2005

/s/ RANDALL J. GORT, ATTORNEY-IN-FACT
Lemuel Tarshis	Director	August 29, 2005

Exhibit Index

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (11)
3.2	Amended and Restated Bylaws (2)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 18, 2004 (11)
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 24, 2004 (11)
4.1	Form of Warrant issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003) (4)
4.2	Form of Additional Investment Right issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003) (4)
4.3	Form of Warrant issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004) (7)
4.4	Form of Additional Investment Right dated issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004) (7)
4.5	Form of Series A Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004) (8)
4.6	Form of Series B Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors) (8)
4.7	Form of Series C Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors) (8)
4.8	Form of Warrant issued by the Company to Mr. K.Y.Chou (13)
10.1

Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC, as amended by First Amendment to Lease Agreement dated December 7, 1998 between WorldGate and Balanced Capital LLC, as further amended by Second Amendment to Lease Agreement dated December 17, 1998 between WorldGate and Balanced Capital LLC (1)

10.2	Amendment dated November 18, 2004 to Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC (12)
10.3	Manufacturing Agreement between WorldGate and Mototech Inc. dated September 9, 2003 (6)
10.4

Development and Distribution Agreement dated as of April 28, 2004 between the Company, WorldGate Services, Inc. and General Instrument Corporation d/b/a the Broadband Communication Sector of Motorola, Inc. (9) (Portions of this agreement are subject to a confidential treatment request.)

10.5	1996 Stock Option Plan (3)
10.6	2003 Equity Incentive Plan(10)
10.7	Amended and Restated Securities Purchase Agreement dated as of December 4, 2003, by and between the Company and the Purchasers (as defined therein) (5)
10.8	Securities Purchase Agreement dated as of January 20, 2004 by and between the Company and the Purchasers (as defined therein) (7)
10.9	Securities Purchase Agreement dated as of June 24, 2004 by and between the Company and the Investors (as defined therein) (8)
21	Subsidiaries**
23.1	Consent of PricewaterhouseCoopers LLP*
23.2	Consent of Grant Thornton LLP*
24	Power of Attorney**
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

*                      Filed herewith

**               Previously filed

(1)               Incorporated by reference to the exhibits to our Registration Statement on Form S-1/A as filed on April 7, 1999 (Registration No. 333-71997).

(2)               Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended March 31, 1999.

(3)               Incorporated by reference to the exhibits to our Form 10-K/A Report for the fiscal year ended December 31, 2000, as filed on August 17, 2001.

(4)               Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 2, 2003.

(5)               Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 4, 2003.

(6)               Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on 12/24/03  (Registration No. 333-111571).

(7)               Incorporated by reference to the exhibits to our Current Report on Form 8-K filed January 21, 2004.

(8)               Incorporated by reference to the exhibits to our Current Report on Form 8-K filed June 25, 2004.

(9)               Incorporated by reference to the exhibits to our Current Report on Form 8-K filed July 13, 2004.

(10)         Incorporated by reference to the exhibits to the Company’s Proxy Statement to shareholders filed September 3, 2004.

(11)         Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended September 30, 2004, as filed on November 17, 2004.

(12)         Incorporated by reference to the exhibits to our Form 10-K Report for the fiscal year ended December 31, 2003, as filed on March 31, 2005.

(13)         Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on May 24, 2005.