Form 10-Q/A
period 2005-03-31
WORLDGATE COMMUNICATIONS INC
filed 2005-08-30
CIK 1030058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

AMENDMENT NO. 1

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	As of March 31,	As of December 31,
	2005 (Unaudited)	2004 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$9,929	$11,840
Other receivables	12	28
Inventory, net	99	46
Prepaid and other assets	355	184

Total current assets	10,395	12,098

Property and equipment	3,609	3,530
Less: accumulated depreciation and amortization	(1,985)	(1,815)
Property and equipment, net	1,624	1,715
Deposits and other assets	9	9

Total assets	$12,028	$13,822

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$258	$222
Accrued expenses	841	951
Accrued compensation and benefits	241	540
Dividend payable on Preferred Stock	82	85
Detachable Warrants	3,527	5,583
Notes payable	0	37
Conversion option on Preferred Stock	5,417	8,612
Deferred revenues	190	369

Total liabilities	10,556	16,399

Commitments	0	0
Redeemable Preferred Stock; 6,675 shares outstanding at March 31, 2005, and 6,775 outstanding at December 31, 2004	3,382	2,995

Stockholders’ deficiency:
Preferred Stock, $.01 par value, 13,500,000 shares authorized; shares issued 7,550 at March 31, 2005 and December 31, 2004	0	0
Common Stock, $.01 par value; 80,000,000 shares authorized, 31,716,189 shares issued and outstanding at March 31, 2005 and 30,865,777 shares issued and outstanding at December 31, 2004	317	308
Additional paid-in capital	215,418	213,863
Accumulated deficit	(217,645)	(219,743)

Total stockholders’ deficiency	(1,910)	(5,572)

Total liabilities and stockholders’ deficiency	$12,028	$13,822

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands, Except per Share Amounts)

	Three Months ended March 31,
	2005	2004
Revenues	$179	$0
Cost of revenues	125	0
Gross margins	54	0

Engineering and development (excluding depreciation and amortization amounts of $66, and $0, respectively).	1,305	800
Sales and marketing (excluding depreciation and amortization amounts of $8 and $0, respectively).	379	191
General and administrative (excluding depreciation and amortization amounts of $97 and $102, respectively).	847	1,674
Depreciation and amortization	171	102

Total expenses from continuing operations	2,702	2,767

Loss from operating activities of continuing operations	(2,648)	(2,767)
Interest and other income	66	7
Change in fair value of warrants and conversion options	5,176	0
Interest and other expense	0	(1)
Income (loss) from continuing operations	2,594	(2,761)

Income from discontinued operations	0	23
Net income (loss)	2,594	(2,738)
Accretion on preferred stock and dividends	(495)	0
Net income (loss) available to common stockholders	$2,099	$(2,738)

Income (loss) from continuing operations per common share:
Basic	$0.08	$(0.10)
Fully Diluted	$0.07	$(0.10)
Income from discontinued operations per common share:
Basic	$0.00	$0.00
Fully Diluted	$0.00	$0.00
Net income (loss) per common share:
Basic	$0.08	$(0.10)
Fully Diluted	$0.07	$(0.10)
Net income (loss) available to common shareholders per common share:
Basic	$0.07	$(0.10)
Fully Diluted	$0.07	$(0.10)
Weighted average common shares outstanding:
Basic	31,582,115	27,236,662
Fully Diluted	38,334,855	27,236,662

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

Non-cash financing activities
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

2.                            Liquidity and Going Concern Considerations.

                As of March 31, 2005 the Company had cash and cash equivalents of $9,929. The operating cash usage from continuing operations for the three months ended March 31, 2005 was $3,208. The funds we received as a result of private placements of our securities on December 1, 2003, December 4, 2003, January 21, 2004, April 22, 2004, June 24, 2004 and December 15, 2004, have permitted us to fund the development of our new business.

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

                In June 2004, WorldGate completed a private placement of 7,550 shares of its Series A Preferred Stock at a stated value of $1,000 per share, which preferred stock is convertible into the Company’s common stock at a conversion price of $2.35 per share; five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share; and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock at $3.14 a share. In November and December 2004 and January 2005, 875 preferred shares were converted to common stock.  In April 2005, an additional 4,250 preferred shares were converted into common stock.  In December 2004 and January 2005, 1,606,383 additional investment rights were exercised, resulting in an incremental investment of $5,044.

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

                The Company has $10,556 of liabilities and its assets are not pledged as collateral as of March 31, 2005. These liabilities include $9,026 related to the Company’s private placement of Series A Preferred Stock, and $190 of advanced funds received from Motorola for future shipments of video phones in accordance with the Agreement signed in April 2004.

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

In June 2004, WorldGate completed a private placement of redeemable preferred stock. The Series A Convertible Preferred Stock has attached warrants and conversion options.  Specifically, the holders of the Preferred Stock may convert their shares into our common stock at a conversion price of $2.35 per share.  In addition the Company may force conversion of the Preferred Stock into common stock if the Company achieves certain price targets for its common stock and satisfaction of certain other conditions.  In either event the conversion price is subject to adjustment in the event the Company enters into another transaction which is dilutive to the subject transaction.  As part of this transaction, the Company has also issued five-year warrants to purchase 1.6 million shares of the Company’s common stock, one-half of the warrants at an exercise price of $2.69 per share and the remaining half at an exercise price of $3.14 per share.  The preferred stock has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company’s option.  The Preferred Stock has a staged maturity over three years with one-third of the preferred stock to be redeemed after 18 months, one-third after 24 months and one-third after 36 months, and may be redeemed at maturity in cash or, subject to certain conditions, through the issuance of an indeterminable number of shares of common stock, at the Company’s option (with stock payments being made at the then current market price).  Of the 7,550 preferred shares issued under this private placement, all but 875 shares have been redeemed as of March 31, 2005.

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

The conversion options and warrants are considered embedded derivative instruments under SFAS No. 133, paragraph 11a, and are classified as liabilities.  The company identifies and measures these derivatives under the fair value method at the end of each quarter, and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.  The warrants and conversion options are valued using the Black-Scholes valuation model.  Actual period close common stock prices, applicable volatility rates, and the period close risk-free interest rate for the instrument’s expected remaining life (continuously compounded), are the key assumptions used in the valuation calculation.  The WorldGate share price changed from $4.99 per share at the end of December 31, 2004 to $3.90 as of March 31, 2005, making the embedded warrants and preferred stock conversion elements less valuable, and therefore less costly, relative to their strike price. The result was the $5.2 million non cash gain for the quarter.  Also, it is important to note that this periodic marked to market addition to or deduction from earnings has no cash effect over the life of the instruments, with the cumulative non-cash mark-to-market adjustments of gains and losses offsetting and netting to $0.

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

                In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning with our annual periods that begin after June 15, 2005, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123 (R) has not been determined at this time.

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

	For the Three Month Period
	Ended March 31,
	2005	2004

Income (loss) from continuing operations	$2,594	$(2,761)
Income from discontinued operations	0	23
Net income (loss)	2,594	(2,738)
Accretion on preferred stock and dividends	(495)	0
Net income (loss) available to common shareholders, as reported	2,099	(2,738)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax of $0	(194)	(2,249)
Pro forma net income (loss)	$1,905	$(4,987)
Net income (loss) per share:

Income (loss) from continuing operations:
Basic	$0.08	$(0.10)
Fully Diluted	$0.07	$(0.10)
Income from discontinued operations:
Basic	$0.00	$0.00
Fully Diluted	$0.00	$0.00
Net income (loss):
Basic	$0.08	$(0.10)
Fully Diluted	$0.07	$(0.10)
Net income (loss) available to common shareholders:
Basic	$0.07	$(0.10)
Fully Diluted	$0.07	$(0.10)
Net income (loss) available to common shareholders — pro forma:
Basic	$0.06	$(0.18)
Fully Diluted	$0.05	$(0.18)

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

Change in the Fair Value of Warrants and Conversion Options.  The warrants and conversion options are considered embedded derivative instruments under SFAS No. 133, paragraph 11a, and are classified as liabilities.  The company identifies and measures these derivatives under the fair value method at the end of each quarter, and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.  The warrants and conversion options are valued using the Black-Scholes valuation model.  Actual period close common stock prices, applicable volatility rates, and the period close risk-free interest rate for the instrument’s expected remaining life (continuously compounded), are the key assumptions used in the valuation calculation.  The WorldGate share price changed from $4.99 per share at December 31, 2004 to $3.90 as of March 31, 2005, making the embedded warrants and preferred stock conversion elements less valuable, and therefore less costly, relative to their strike price. The result was the $5.2 million non cash gain for the quarter ended March 31, 2005.  Also, it is important to note that these periodic marked to market addition to or deduction from earnings has no cash effect over the life of the instruments, with the cumulative non-cash mark-to-market adjustments of gains and losses offsetting and netting to $0.

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

ITEM 4.    CONTROLS AND PROCEDURES.

                As of the end of the period covered by this Form 10-Q, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

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

WORLDGATE COMMUNICATIONS, INC.

Date:	August 29, 2005	/s/ Hal M. Krisbergh
Hal M. Krisbergh
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 29, 2005	/s/ Joel Boyarski
Joel Boyarski
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)