Form 10-Q/A
period 2004-03-31
WORLDGATE COMMUNICATIONS INC
filed 2006-01-24
CIK 1030058

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 9, 2004, there were 28,475,538 shares of common stock, par value $.01 per share, outstanding.

EXPLANATORY NOTE

WorldGate Communications, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2004 (the “Original Filing”).  The purpose of this Amendment No. 1 is to amend and restate Part I, Item 1 and Item 2 which set forth the accounting for the warrants and additional investments rights issued in private placements of the Company’s common stock during the fourth quarter of 2003 and the first quarter of 2004.  These security components were originally treated as non-cash expenses and with this amendment are being restated as equity transactions. Accordingly, changes have been made to the applicable line items associated with additional paid-in capital, accumulated deficit, general and administrative costs, net loss and net loss per common share.  In addition, Part I, Item 1, Item 2 and Item 3 and Part II, Item 2, Item 5 and Item 6 have been amended and restated to reflect certain clarifications made in response to the SEC’s comments as raised in its review of the Company’s registration statement on Form SB-2, as filed with the SEC on May 24, 2005, and annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 31, 2005, and subsequent review of the Company’s registration statement on Form SB-2/A, as filed with the SEC on August 30, 2005, and annual report on Form 10-K/A for the year ended December 31, 2004, as filed with the SEC on August 30, 2005. Finally the certifications attached as Exhibits 31.1, 31.2, 32.1 and 32.2 have been updated to reflect the filing date of this amendment and interim changes in the regulations applicable to these certifications.  Except as described above, no additions or modifications have been made to this Amendment No. 1 to reflect facts or events occurring subsequent to the date of the Original Filing.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	As of March 31,	As of December 31,
	2004	2003
	(Unaudited)	(Audited)
	(As restated)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,448	$3,365
Accounts receivable, less allowance for doubtful accounts of $0 at March 31, 2004 and $381 at December 31, 2003	112	146
Prepaid and other assets	75	199
Total current assets	3,635	3,710

Property and equipment	2,613	2,605
Less: accumulated depreciation and amortization	(1,440)	(1,338)

Property and equipment, net	1,173	1,267
Deposits and other assets	3	140
Total assets	$4,811	$5,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$345	$440
Accrued expenses	705	594
Accrued compensation and benefits	199	238
Deferred rent credit, current and other	30	30
Total current liabilities	1,279	1,302

Deferred rent credit	128	135
Total liabilities	1,407	1,437

Stockholders’ equity:
Preferred Stock, $.01 par value, 13,500,000 shares authorized	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 27,771,748 shares issued and outstanding at March 31, 2004 and 25,706,843 shares issued and outstanding at December 31, 2003	283	262
Additional paid-in capital	203,578	201,766
Unearned compensation	(400)	(400)
Accumulated deficit	(200,052)	(197,943)
Less Treasury Stock, at cost – 500,000 shares as of March 31, 2004 and December 31, 2003	(5)	(5)
Total stockholders’ equity	3,404	3,680
Total liabilities and stockholders’ equity	$4,811	$5,117

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands, Except per Share Amounts)

	Three Months ended March 31
	2004	2003
	(As restated)
Revenues from operating activities of continuing operations
Equipment product revenues earned from third parties	$0	$0
Equipment product revenues earned from related parties	0	0
Service fee revenues earned from third parties	0	0
Service fee revenues earned from related parties	0	0
Total revenues from operating activities of continuing operations	0	0
Costs and expenses from operating activities of continuing operations
Cost of equipment product revenues	0	0
Cost of service fee revenues	0	0
Engineering and development (excluding depreciation and amortization amounts of $0 and $144 for the three months ended March 31, 2004 and 2003, respectively)	800	535
Sales and marketing (excluding depreciation and amortization amounts of $0 and $17 for the three months ended March 31, 2004 and 2003, respectively)	191	86
General and administrative (excluding depreciation and amortization amounts of $102 and $84 for the three months ended March 31, 2004 and 2003, respectively)	1,044	192
Depreciation and amortization	102	0
Total costs and expenses from operating activities from continuing operations	2,137	813
Loss from operating activities of continuing operations	(2,137)	(813)
Interest and other income	7	0
Interest and other expense	(1)	0
Loss from continuing operations	(2,131)	(813)
Income (loss) from discontinued operations	23	(1,072)

Net loss	$(2,108)	$(1,885)

Net loss per common share (basic and diluted)	$(0.08)	$(0.08)
Weighted average common shares outstanding - basic and diluted	27,236,662	23,578,645

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Three months ended March 31,
	2004	2003
	(As restated)
Cash flows from operating activities of continuing operations:
Net loss	$(2,131)	$(813)
Adjustments to reconcile net loss to cash used in operating activities of continuing operations
Depreciation and amortization	102	0
Non-cash stock based compensation	1	0
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	18	0
Prepaid and other assets	261	0
Accounts payable	(95)	0
Accrued expenses	111	0
Accrued compensation and benefits	(39)	0
Other	(7)	0
Net cash used in operating activities of continuing operations	(1,779)	(813)
Cash flows from investing activities of continuing operations:
Capital expenditures	(8)	0
Net cash provided by investing activities of continuing operations	(8)	0
Cash flows from financing activities of continuing operations:
Proceeds from the issuance of common stock	1,406	0
Proceeds from the exercise of stock options	105	0
Proceeds from the exercise of stock rights and warrants	320	0
Repayments of capital leases and notes payable	0	0
Net cash provided by financing activities of continuing operations	1,831	0
Net cash contributed to continuing operations from discontinued operations	39	345
Net increase (decrease) in cash	83	(468)
Cash and cash equivalents, beginning of period	3,365	589
Cash and cash equivalents, end of period	$3,448	$121

Cash paid for interest	$0	$3
Non-cash financing activity:
Issuance of note payable to finance D&O insurance	0	560

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

2.                                       Restatement

The Company has restated its financial statements for the three months ended March 31, 2004 to amend and restate the accounting for the warrants and additional investments rights issued in a private placement of the Company’s common stock during the fourth quarter of 2003 and the first quarter of 2004.  These security components were originally treated as non-cash expenses and with this restatement have been reflected against the General and Administrative expenses, net loss, accumulated deficit and additional-paid-in capital will be reduced as a result of this restatement. There is no cash impact associated with these restatements. There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholders’ equity.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	As of March 31, 2004
Consolidated Balance Sheet	As previously reported	As restated

Accumulated deficit	$(201,382)	$(200,052)
Additional-paid-in capital	204,908	203,578
Total stockholders equity	3,404	3,404

		For the three months ended March 31, 2004
Consolidated Statement of Operations		As previously reported	As restated

General and Administrative expenses		$1,674	$1,044
Total expenses – operating activities of continuing operations		2,767	2,137
Net loss		(2,738)	(2,108)

Net loss per share	Basic	$(0.10)	$(0.08)
	Diluted	(0.10)	(0.08)

In addition, the Company has included restatements to reflect certain clarifications made in response to the SEC’s comments as raised in its review of the Company’s registration statement on Form SB-2 as filed with the

SEC on May 24, 2005, on Form SB-2/A as filed with the SEC on August 30, 2005 and on Form 10KA as filed with the SEC on August 30, 2005. These restatements include expanded clarifications on the preferred stock transaction the Company completed in June of 2004, liquidity and going concern considerations and changes to the Notes to Consolidated Financial Statements.

3.                                       Liquidity and Going Concern Considerations.

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

In December 2003, and January 2004, WorldGate announced investments aggregating to a total of $3100 by certain institutional investors.  These investors purchased an aggregate of 3,000,000 shares of newly issued common stock. The investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock purchased by the investors in their investment, at the same price as their investment, and five-year warrants to purchase up to 30% of the common stock purchased by the investors in their investment, at an exercise price equal to a twenty-five percent premium to their purchase price for the investment.  The purchase price for the 2,000,000 shares purchased in December 2003 transactions was $0.80 per share, with the warrants having a $1.00 per share exercise price.  The purchase price for the 1,000,000 shares purchased in the January 2004 transaction was $1.50 per share, with the warrants having a $1.875 per share exercise price.  All additional invested rights associated with the December 2003 transaction were exercised during January and February of 2004, resulting in an incremental investment of $320.

In December 2003, WorldGate announced that it reached agreement with Mototech, Inc. for the purchase of 625,000 shares of newly issued common stock at $0.80 per share, in return for future design and engineering services by Mototech.  WorldGate previously announced in November 2003, that it had contracted with Mototech to assist the Company with the design and volume manufacture of WorldGate’s Ojo personal video phone. The purchase price for these shares will be paid by an equivalent reduction in the development and initial procurement payments that would otherwise be due to Mototech. The value of this transaction was $600 (based on the closing stock price of $0.96 on the date of the transaction) of which $200 was recorded as an expense for the year ended December 31, 2003.  The remaining $400 was recorded as unearned compensation in stockholders equity section in the accompanying balance sheet.  Mototech is an affiliate of Accton Technology Group, a group of Taiwanese manufacturers that we believe are well-known in the electronics industry.  They currently manufacture and distribute a full range of high performance, high speed data and computer networking products, including cable set top boxes, home gateways, wireless LANs, hubs, switches, routers, and other related products.  In addition, in April 2004, Mototech invested $1,000 to purchase 666,666 shares of newly issued common stock at $1.50 per share.

Our Company has suffered recurring losses from operations and had a net accumulated deficiency of $198,000 as of December 31, 2003, and these issues raise substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and lease commitments. We expect, based on our internal forecasts and assumptions relating to our operations (including among others, assumptions regarding our short term cash requirements and our projected revenue growth ) that we have sufficient cash on hand to meet our obligations for at least the next twelve months.

Our ability to generate cash is dependant upon the sale of our Ojo product and on obtaining cash through capital markets.  We have not generated any revenue from commercial shipments of our Ojo product and we do not know when or if we will. Given that our video phone business involves the development of a new product line with no market penetration, in an undeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize.

Additionally, as needed, we plan to generate cash by turning to the capital markets for funding.  Although we raised $3,345 in financing in December 2003 and January 2004, no assurances can be given that, if pursued, additional financing transactions can be consummated.  We continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources, should we need to obtain such financing.  Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.

We, however, remain hopeful that sufficient sales will materialize and/or that sufficient funding can be developed through ongoing operations or additional financings to continue our operations beyond the next twelve months.

Our long term cash requirement obligations are primarily comprised of the items noted above. We have no long term debt and our contractual cash requirements and obligations existing beyond the next twelve months are comprised solely of the operating lease commitments described above.  We have limited capacity to further reduce our workforce and scale back on capital and operational expenditures to decrease our cash usage.

4.                                       Recent Accounting Pronouncement.

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

5.                                       Inventories.

Inventories are summarized as follows:

	March 31, 2004	December 31, 2003

Raw material (from discontinued operations)	$1,622	$1,622
Work in progress	—	—
Finished goods	—	—
Inventory held by customers and vendors	—	—
Total inventory	1,622	1,622
Inventory reserve	(1,622)	(1,622)
Inventory, net	$—	$—

6.                                       Stock-Based Compensation (as restated).

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

	For the Three Month Period
	Ended March 31,
	2004	2003
	(As restated)
Net loss:
As reported	$(2,108)	$(1,885)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects of $0	0	40
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(2,249)	(1,420)
Pro forma net loss	(4,357)	(3,265)

Net Loss per share:
Basic and diluted – as reported	(0.08)	(0.08)
Basic and diluted – pro forma	(0.16)	(0.14)

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

 In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. Included in deposits and other assets at March 31, 2004 and 2003 is $0 and $750, respectively, related to this lease. The Company has not paid its rent on its current facility since May 2003. As a result, its landlord, 3190 T General, Inc. in September 2003, filed an action in the Court of Common Pleas, Bucks County Pennsylvania to perfect its interest to take possession of the Company’s facility at any time, and to establish damages for past rent and expenses. Although a judgment has been granted allowing the Company’s landlord to regain possession of the facility, the Company remains in the facility and is in the process of negotiating a settlement of its lease obligation with the landlord in an effort to reduce the Company’s outstanding liability and secure the continued right to occupy the facility with a reduced ongoing lease obligation, although there can be no assurance that a settlement can be obtained. In lieu of monthly rent payments of $104 (offset by monthly sublease payments by TVGateway of $19 during the period February 1, 2003 through January 31, 2004), the Company’s landlord has drawn down from its security deposit to satisfy the unpaid rent of $911 as of March 31, 2004. As of March 31, 2004, the amount of the deposit remaining after deduction for the unpaid rent is $0.  The Company has continued to accrue the full rent expense through March 31, 2004.

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

Results of Operations:

General

Our ITV business has historically accounted for substantially all of our revenue.  In the third quarter of 2003, we completed a sale of significant assets, including our ITV intellectual property rights and our membership interest in TVGateway, LLC.  This transaction marked a shift in our business away from the ITV business and toward a new video phone product and related business.  Although we continued to support our remaining ITV business into the first quarter of 2004, the development of our video phone product has become a primary business focus.

Our video phone business has not produced revenues to date.  The extent and timing of future revenues for our business depends on several factors, including our ability to develop our video phone product, the rate of market acceptance of our products and the degree of competition from similar products.  We cannot predict to what extent our video phone product will produce revenues, or when, or if, we will reach profitability.

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

Discontinued Operations

During the first quarter of 2004 the Company transitioned from the business of developing and selling interactive television, or ITV, technology, products and services for use in conjunction with cable TV broadband networks (the “ITV business”) to the development of our video phone products as our primary business focus. During the three months ended March 31, 2004 the Company had revenues from discontinued operations of $82, compared to revenues of $2,165 for the three months ended March 31, 2003.  This reduction of $2,083 reflects service revenues of $0 and $978 for the three months ended March 31, 2004 and 2003, respectively, and equipment revenues of $82 and $1,187 for the three months ended March 31, 2004 and 2003, respectively. Concurrently, operating expenses, consisting of Research and Development, Marketing and General and Administration costs were also reduced as a result of the transition from the ITV business.  These expenses were $16 for the three months ended March 31, 2004, compared to $2,619 for the three months ended March 31, 2003.

The information in our quarter to quarter comparisons below represents only our results from continuing operations.

Three Months Ended March 31, 2004 and March 31, 2003 (as restated)

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

Engineering and Development.  Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of the Company’s video phone product.  Engineering and development costs were $800 for the three months ended March 31, 2004, compared with $535 for the three months ended March 31, 2003.  This increase of $264, or 49%, reflects the Company’s increased concentration of its engineering staff, and related costs, for the further and continuing development of our video phone product.

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

General and Administrative-as restated.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees.  General and administrative expenses were $1,044 for the three months ended March 31, 2004, compared with $192 for the three months ended March 31, 2003.  This increase of $852, or 444%, is primarily attributable to the Company’s transition of nearly all, or 99%, of its administrative management compensation, facility, legal, finance and professional consulting fees toward the further development of the video phone business.  For the three months ended March 31, 2003, video phone related costs were 20% of total General and Administrative expenses of $962.

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

With the private placement of the Company’s common stock in January 2004, which provided proceeds of $1,500, and the private placement of the Company’s common stock in April 2004 providing proceeds of $1,000, the Company projects it will have sufficient funding to continue operations into the fourth quarter of 2004, assuming no additional funding is received.  To this end, we have been discussing, and continue to discuss, possible financing transactions with several parties.  No assurances can be given that a transaction can be consummated prior to the depletion of our available cash.  We however remain hopeful that sufficient funding can be obtained to continue the Company’s operations.

The report of the independent registered public accounting firm for the year ended December 31, 2003 included an explanatory paragraph stating that our Company had suffered recurring losses from operations and had a net accumulated deficiency of $198,000, and that these issues raised substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and lease commitments. We expect, based on our internal forecasts and assumptions relating to our operations (including among others, assumptions regarding our short term cash requirements and our projected revenue growth ) that we have sufficient cash on hand to meet our obligations for at least the next twelve months.

Our ability to generate cash is dependant upon the sale of our Ojo product and on obtaining cash through capital markets.  We have not generated any revenue from commercial shipments of our Ojo product and we do not know when or if we will. Given that our video phone business involves the development of a new product line with no market penetration, in an undeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize.

Additionally, as needed, we plan to generate cash by turning to the capital markets for funding.  Although we raised $3,345 in financing in December 2003 and January 2004, no assurances can be given that, if pursued, additional financing transactions can be consummated.  We continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources, should we need to obtain such financing.  Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.

We, however, remain hopeful that sufficient sales will materialize and/or that sufficient funding can be developed through ongoing operations or additional financings to continue our operations beyond the next twelve months.

Our long term cash requirement obligations are primarily comprised of the items noted above. We have no long term debt and our contractual cash requirements and obligations existing beyond the next twelve months are comprised solely of the operating lease commitments described above.  We have limited capacity to further reduce our workforce and scale back on capital and operational expenditures to decrease our cash usage.

In December 2003, WorldGate reached agreement with Mototech, Inc. for the purchase of 625,000 shares of newly issued common stock at $0.80 per share, in return for future design and engineering services by Mototech. WorldGate had previously contracted with Mototech to assist the Company with the design and volume manufacture of WorldGate’s Ojo personal video phone. As compensation for these shares the Company will receive an equivalent reduction in future development and initial procurement payments that would otherwise be due to Mototech.  The value of this transaction was $600 (based on the closing stock price of $0.96 on the date of the transaction) of which $200 was recorded as an expense for the year ended December 31, 2003.  The remaining $400 was recorded as unearned compensation in stockholders equity section in the accompanying balance sheet. Mototech is an affiliate of Accton Technology Group, a group of Taiwanese manufacturers that we believe are well-known in the electronics industry. Mototech currently manufactures and distributes a full range of high performance high speed data and computer networking products, including cable set top boxes, home gateways, wireless LANs, hubs, switches, routers, and other related products. In addition, in April 2004, Mototech invested $1,000 to purchase 666,666 shares of newly issued common stock at $1.50 per share.

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

Foreign Currency Exchange Risk.  Although we transact business in various foreign countries, the principal portion of our business is in the United States and substantially all of our revenues and costs to date have been denominated in U.S. dollars.  Although our agreement with Mototech, our contract manufacturer in Taiwan, is denominated in U.S. dollars, their material acquisition costs are subject to exchange rate changes that could impact our production costs.

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

Based on that evaluation, our chief executive officer and chief financial officer determined that we have a material weakness (as defined under the standards established by the American Institute of Certified Public Accountants) that exists with respect to our reporting of complex transactions. As a result of this material weakness, we restated our financial statements in this Form 10-Q.

To address this material weakness, we have engaged outside experts to provide counsel and guidance in areas where we cannot economically maintain the required expertise internally (e.g., with the appropriate classifications and treatments of complex and non-routine transactions).

As a result of the material weakness identified with respect to our reporting of complex transactions, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed and effective in ensuring that the information required to be disclosed by our company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Except as identified above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The private placement resulted in gross proceeds to the Company of approximately $1,500. Ashenden Finance acted as the Company’s placement agent with respect to the Private Placement and received a fee equal to 3% of the gross proceeds. In addition, Janney Montgomery Scott LLC received a fee equal to 1% of the gross proceeds from the Private Placement in connection with its engagement by the Company.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Relationship with Motorola, Inc.

On April 28, 2004, we entered into a Development and Distribution Agreement with General Instrument Corporation d/b/a the Broadband Communication Sector of Motorola, Inc., or Motorola, pursuant to which Motorola has agreed to distribute our Ojo video phone on a worldwide basis. The agreement provides for WorldGate to become the exclusive supplier of broadband video phones to Motorola, and Motorola to become the exclusive supplier of our Ojo video phone products. This mutually exclusive relationship would also be subject to certain time restrictions, and could be extended or terminated under certain circumstances specified in the agreement. Pursuant to the Development and Distribution Agreement, Motorola will advance $1,000 to us as a credit against product purchases in various installments based upon the achievement of certain milestones relating to the product.

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

Private Placement to Mototech, inc.

On April 23, 2004, we announced that we had completed a private placement of 666,666 shares of our common stock to Mototech, Inc., at a sale price of $1.50 per share, resulting in proceeds to the Company of $1,000.  WorldGate previously announced in November 2003 that it had contracted with Mototech Inc. to assist the Company with the design and volume manufacture of WorldGate’s Ojo personal video phone.

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

10.2	Manufacturing Agreement between WorldGate and Mototech Inc. dated September 9, 2003 (6)
10.3	First Amended and Restated Stockholders’ Agreement dated September 2, 1998 among WorldGate and the stockholders identified therein (5) (filed as Exhibit 10.16 to the IPO Registration Statement)
10.4	Amendment to First Amended and Restated Stockholders’ Agreement dated July 21, 2000 among WorldGate and the stockholders identified therein (7) (filed as Exhibit 10.9 to the 2000 Annual Report)
10.5	Amended and Restated 1996 Stock Option Plan, as amended (7) (filed as Exhibit 10.10 to the 2000 Annual Report)
10.6	2001 Employee Stock Purchase Plan (7) (filed as Exhibit 10.11 to the 2000 Annual Report)
10.7	Amended and Restated Securities Purchase Agreement dated as of December 4, 2003 by and between the Company and the Purchasers (as defined therein) (8) (filed as Exhibit 99.1 to the December 8-K)
10.8	Securities Purchase Agreement dated as of January 21, 2004 by and between the Company and the Purchasers (as defined therein) (4) (filed as Exhibit 99.1 to the January 8-K)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes—Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes—Oxley Act of 2002*

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

On January 21, 2004, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company had entered into definitive agreements with certain institutional investors in connection with a private placement of the Company’s common stock raising gross proceeds to the Company of approximately $1,500.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Date:	January 23, 2006	/s/ Hal M. Krisbergh
Hal M. Krisbergh
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	January 23, 2006	/s/ Joel Boyarski
Joel Boyarski
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)