Form 10-Q/A
period 2004-06-30
WORLDGATE COMMUNICATIONS INC
filed 2006-01-24
CIK 1030058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

AMENDMENT NO. 2 TO FORM 10-Q

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

EXPLANATORY NOTE

WorldGate Communications, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2004 (the “Original Filing”) and as first amended on November 17, 2004 (the “Amended Filing”).  The purpose of this Amendment No. 2 is to amend and restate Part I, Item 1 and Item 2 which set forth the accounting for the warrants and additional investments rights issued in private placements of the Company’s common stock during the fourth quarter of 2003 and the first quarter of 2004.  These security components were originally treated as non-cash expenses and with this amendment are being restated as equity transactions. Accordingly, changes have been made to the applicable line items associated with additional paid-in capital, accumulated deficit, general and administrative costs, net loss and net loss per common share.  In addition, Part I, Item 1, Item 2, Item 3 and Item 4 and Part II, Item 2 and Item 6 have been amended and restated to reflect certain clarifications made in response to the SEC’s comments as raised in its review of the Company’s registration statement on Form SB-2/A2, as filed with the SEC on May 24, 2005, and annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 31, 2005, and subsequent review of the Company’s registration statement on Form SB-2/A, as filed with the SEC on August 30, 2005, and annual report on Form 10-K/A for the year ended December 31, 2004, as filed with the SEC on August 30, 2005. Finally the certifications attached as Exhibits 31.1, 31.2, 32.1 and 32.2 have been updated to reflect the filing date of this amendment and interim changes in the regulations applicable to these certifications.  Except as described above, no additions or modifications have been made to this Amendment No. 2 to reflect facts or events occurring subsequent to the date of the Original Filing or the Amended Filing.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-QA

FOR THE THREE MONTHS ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	As of June 30, 2004	As of December 31, 2003
	(Unaudited and as restated)	(Audited and as restated)
ASSETS

Current assets:

Cash and cash equivalents	$10,306	$3,365
Accounts receivable, less allowance for doubtful accounts of $0 at June 30, 2004 and $381 at December 31, 2003	102	146
Prepaid and other assets	348	199
Total current assets	10,756	3,710

Property and equipment	2,635	2,605
Less: accumulated depreciation and amortization	(1,541)	(1,338)
Property and equipment, net	1,094	1,267
Deposits and other assets	0	140

Total assets	$11,850	$5,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$146	$440
Accrued expenses	1,072	594
Accrued compensation and benefits	278	238
Dividend payable on Preferred Stock	7	0
Detachable warrants	1,723	0
Notes payable	256	0
Conversion option on Preferred Stock	2,247	0
Deferred revenues	300	0
Deferred rent credit	150	30
Total current liabilities	6,179	1,302

Deferred rent credit	0	135
Total liabilities	6,179	1,437

Redeemable Preferred Stock	2,816	0

Stockholders’ equity:
Preferred Stock, $.01 par value, 13,500,000 shares authorized	0	0
Redeemable Preferred Stock, $.01 par value, shares authorized, 7,550 shares issued and outstanding at June 30, 2004, and 0 outstanding at December 31, 2003	0	0
Common stock, $.01 par value, 50,000,000 shares authorized, 28,225,590 shares issued and outstanding at June 30, 2004 and 25,706,843 shares issued and outstanding at December 31, 2003	282	262
Additional paid-in capital	204,999	201,766
Unearned compensation	(400)	(400)
Accumulated deficit	(202,026)	(197,943)
Less Treasury Stock, at cost — 0 and 500,000 shares as of June 30, 2004 and December 31, 2003, respectively	0	(5)
Total stockholders’ equity	2,855	3,680
Total liabilities and stockholders’ equity	$11,850	$5,117

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands, Except per Share Amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
			(As restated)
Revenues from operating activities of continuing operations	$0	$0	$0	$0
Engineering and development (excluding depreciation and amortization amounts of $102 and $76 for the three months ended June 30, 2004 and 2003, respectively, and $204 and $220 for the six months ended June 30, 2004 and 2003, respectively)	799	727	1,599	1,263
Sales and marketing (excluding depreciation and amortization amounts of $0 and $24 for the three months ended June 30, 2004 and 2003, respectively, and $0 and $50 for the six months ended June 30, 2004 and 2003, respectively)	408	139	599	225
General and administrative (excluding depreciation and amortization amounts of $0 and $83 for the three months ended June 30, 2004 and 2003, respectively, and $0 and $167 for the six months ended June 30, 2004 and 2003, respectively)	1,001	506	2,044	697
Depreciation and amortization	102	0	204	0
Total costs and expenses from operating activities from continuing operations	2,310	1,372	4,446	2,185
Loss from operating activities of continuing operations	(2,310)	(1,372)	(4,446)	(2,185)
Interest and other income	13	0	20	0
Change in fair value of warrants and conversion options	348	0	348	0
Interest and other expense	(2)	0	(3)	0
Loss from continuing operations	(1,951)	(1,372)	(4,081)	(2,185)
Income (loss) from discontinued operations	7	(1,627)	29	(2,699)

Net loss	(1,944)	(2,999)	(4,052)	(4,884)
Accretion on preferred stock and dividends	(31)	0	(31)	0
Net loss applicable to common shareholders	$(1,975)	$(2,999)	$(4,083)	$(4,884)

Net loss per common share (basic and diluted)	$(0.07)	$(0.13)	$(0.15)	$(0.21)
Weighted average common shares outstanding - basic and diluted	27,898,268	23,579,861	27,380,133	23,579,256

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Six months ended June 30,
	2004	2003
	(As restated)
Cash flows from operating activities of continuing operations:
Net loss	$(4,081)	$(2,185)
Adjustments to reconcile net loss to cash used in operating activities of continuing operations
Depreciation and amortization	204	0
Change in fair value of warrants and conversion options	(348)	0
Non-cash stock based compensation	1	0
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	28	0
Prepaid and other assets	247	0
Accounts payable	(294)	357
Accrued expenses	477	359
Accrued compensation and benefits	40	521
Other	285	0
Net cash used in operating activities of continuing operations	(3,441)	(948)
Cash flows from investing activities of continuing operations:
Capital expenditures	(30)	0
Net cash provided by investing activities of continuing operations	(30)	0
Cash flows from financing activities of continuing operations:
Proceeds from the issuance of common stock	2,509	0
Proceeds from the issuance of redeemable preferred stock	7,111	0
Proceeds from the exercise of stock options	126	0
Proceeds from the exercise of stock rights and warrants	620	0
Net cash provided by financing activities of continuing operations	10,366	0
Net cash contributed to continuing operations from discontinued operations	46	1,122
Net increase in cash	6,941	174
Cash and cash equivalents, beginning of period	3,365	589
Cash and cash equivalents, end of period	$10,306	$763

Cash paid for interest	$2	$9
Non-cash financing activity:
Issuance of note payable to finance D&O insurance	$256	$560

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

2.                                       Restatement No. 1

The Company has restated its financial statements for the three and six months ended June 30, 2004. In the second quarter of 2004, the Company incorrectly made accounting entries to record the Company’s June 23, 2004 private placement of Series A Convertible Preferred Stock and Warrants using a “relative fair value” basis of accounting. On November 10, 2004, the Company determined that the proceeds of the private placement transaction should be allocated using a “fair value” basis of accounting for the warrants and conversion options and should also be marked to market as of June 30, 2004, with the residual amount to preferred stock instead of the “relative fair value” basis. The net effect of these adjustments at June 30, 2004 increases the Company’s current liabilities and redeemable preferred stock, and reduces its losses. Certain information provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect these restatements.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	As of June 30, 2004
Consolidated Balance Sheet	As previously reported	As restated

Detachable Warrants	$1,390	$1,723
Conversion Option on Preferred Stock	1,840	2,247
Beneficial Conversion Option on Preferred Stock	1,714	0
Redeemable Preferred Stock	2,187	2,816
Accumulated deficit	(203,701)	(202,026)
Total stockholders’ equity	2,510	2,855

	For the three months ended June 30, 2004
Consolidated Statement of Operations	As previously reported	As restated

General and Administrative expenses	$1,012	$1,001
Total expenses	2,321	2,310
Loss from operating activities from continuing operations	(2,321)	(2,310)
Change in fair value of warrants and conversion options	0	348
Loss from continuing operations	(2,310)	(1,951)
Net loss	(2,303)	(1,944)
Accretion on preferred stock and dividends	(16)	(31)
Net loss applicable to common shareholders	(2,319)	(1,975)
Net loss applicable to common shareholders per share (basic and diluted)	$(0.08)	$(0.07)

	For the six months ended June 30, 2004
	As previously reported	As restated

General and Administrative expenses	$2,685	$2,044
Total expenses	5,087	4,446
Loss from operating activities from continuing operations	(5,087)	(4,446)
Change in fair value of warrants and conversion options	0	348
Loss from continuing operations	(5,070)	(4,081)
Net loss	(5,041)	(4,052)
Accretion on preferred stock and dividends	(16)	(31)
Net loss applicable to common shareholders	(5,057)	(4,083)
Net loss applicable to common shareholders per share (basic and diluted)	$(0.18)	$(0.15)

3.                                       Restatement No. 2

The Company has restated its financial statements for the six months ended June 30, 2004 to amend and restate the accounting for the warrants and additional investments rights issued in a private placement of the Company’s common stock during the fourth quarter of 2003 and the first quarter of 2004.  These security components were originally treated as non-cash expenses and with this restatement are being restated as equity transactions. There is no cash impact associated with these restatements. There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholders’ equity.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	As of June 30, 2004
Consolidated Balance Sheet	As previously reported	As restated

Accumulated deficit	$(203,356)	$(202,026)
Additional-paid-in capital	206,329	204,999
Total stockholders’ equity	2,855	2,855

	For the six months ended June 30, 2004
Consolidated Statement of Operations	As previously reported	As restated

General and Administrative expenses	$2,674	$2,044
Total expenses – operating activities of continuing operations	5,076	4,446
Net loss	(4,682)	(4,052)
Net loss applicable to common shareholders	(4,713)	(4,083)

Net loss applicable to common shareholders per share:
Basic	$(0.17)	$(0.15)
Diluted	(0.17)	(0.15)

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

4.                                       Liquidity and Going Concern Considerations.

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

In December 2003, WorldGate announced that it reached agreement with Mototech, Inc. (not an affiliate of Motorola) for the purchase of 625,000 shares of newly issued common stock at $0.80 per share, in return for future design and engineering services by Mototech.  WorldGate previously announced in November 2003, that it had contracted with Mototech to assist the Company with the design and volume manufacture of WorldGate’s Ojo personal video phone. As compensation for these shares the Company will receive an equivalent reduction in future development and initial procurement payments that would otherwise be due to Mototech.  The value of this transaction was $600 (based on the closing stock price of $0.96 on the date of the transaction) of which $200 was recorded as an expense for the year ended December 31, 2003.  The remaining $400 was recorded as unearned compensation in stockholders equity section in the accompanying balance sheet.  Mototech is an affiliate of Accton Technology Group, a group of Taiwanese manufacturers that we believe are well-known in the electronics industry.  They currently manufacture and distribute a full range of high performance high speed data and computer networking products, including cable set top boxes, home gateways, wireless LANs, hubs, switches, routers, and other related products.  In addition, in April 2004, Mototech invested $1,000 to purchase 666,666 shares of newly issued common stock at $1.50 per share.

In June 2004, WorldGate completed a private placement of 7,550 shares of its Preferred Stock at a stated value of $1000 per share, which preferred stock is convertible into the Company’s common stock at a conversion price of $2.35 per share; five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share; and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share.

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

Our ability to generate cash is dependant upon the sale of our Ojo product and on obtaining cash through capital markets.  We have not generated any revenue from commercial shipments of our Ojo product and we do know when or if we will. Given that our video phone business involves the development of a new product line with no market penetration, in an undeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize.

Additionally, as needed, we plan to generate cash by turning to the capital markets for funding.  Although we raised an additional $7,550 in financing in June 2004, no assurances can be given that, if pursued, additional financing transactions can be consummated.  We continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources, should we need to obtain such financing.  Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.

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

5.                                       Recent Accounting Pronouncement.

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

6.                                       Inventories.

Inventories are summarized as follows:

	June 30, 2004	December 31, 2003

Raw material (from discontinued operations)	$1,622	$1,622
Work in progress	—	—
Finished goods	—	—
Inventory held by customers and vendors	—	—
Total inventory	1,622	1,622
Inventory reserve	(1,622)	(1,622)
Inventory, net	$—	$—

7.                                       Accounting for Preferred Shares and Derivative Shares (Restated)

The following information has been restated to provide a more complete description of the accounting method and policy related to redeemable preferred shares and derivative shares.

In June 2004, WorldGate completed a private placement of Preferred Stock. The Preferred Stock has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company’s option. The Preferred Stock has a staged maturity over three years with one-third of the Preferred Stock to be redeemed after 18 months, one-third after 24 months and one-third after 36 months, and may be redeemed at maturity in cash or, at the Company’s option, subject to certain conditions that may not be solely under the control of the Company, through the issuance of the number of shares of common stock determined by dividing the liquidation preference of the preferred shares by the then current market price.  If the effectiveness of the registration statement lapses, the Company ceases to be listed on certain specified exchanges and trading in the Company’s stock is suspended or a change in control occurs with respect to the Company, the Company may be required to settle redemption of the preferred stock with cash instead of its common shares.  Furthermore, since the market price of the Company’s common stock cannot be predicted, the actual number of shares of the Company’s common stock that will be required if a redemption is made through the issuance of common stock, can also not be predicted.

The Preferred Stock has embedded conversion options. Specifically, the holders of the Preferred Stock may convert their shares into the Company’s common stock at a conversion price of $2.35 per share. In addition the Company may force conversion of the Preferred Stock into common stock if the Company achieves certain price targets for its common stock and satisfaction of certain other conditions, such as the existence of an effective registration statement. In either event the conversion price is subject to adjustment if, at any time after the date the preferred shares were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the conversion price of the preferred shares on the date of such issuance or sale.  Accordingly, the number of common shares issuable upon the conversion of the preferred shares cannot be predicted.  Furthermore, net-cash settlement may be required in the event of conversion default under certain circumstances that may not be solely under the control of the Company.  If the effectiveness of the registration statement lapses, the Company ceases to be listed on certain specified exchanges and trading in the Company’s stock is suspended or a change in control occurs with respect to the Company, the Company may be required to settle a conversion of the preferred stock with cash instead of its common shares.

Also as part of the private placement, the Company issued five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale.  Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted.  As of June 30, 2004, none of the warrants and none of the additional investment rights had been exercised.

Of the 7,550 preferred shares issued under this private placement, there were no shares redeemed as of June 30, 2004.

With respect to the Company’s accounting for the Preferred Stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential failure in the Company’s ability to maintain an effective registration statement. Furthermore, the actual number of shares of common stock required to satisfy redemption is based upon the market value of the common stock at the time of the redemption, which cannot be predicted. Accordingly, the Company has classified the Preferred Stock as temporary equity and the value ascribed to the redeemable preferred stock upon initial issuance, i.e. at June 23, 2004, was the amount received in the transaction minus the fair value ascribed to the conversion options and warrants. The initial value of the redeemable preferred stock is accreted up to the redemption value (the amount received in the transaction) over the future relevant periods using the interest method. . The value of the redeemable preferred stock at June 30, 2004 was $2,816.

The terms of the Preferred Stock include certain conversion options that represent derivative financial instruments under paragraph 12 of SFAS No. 133 and thus were separated from the Preferred Stock and valued using the Black-Scholes option pricing model.  The conversion options include certain provisions that could result in a variable number of shares to be issued upon conversion, adjustment to the strike price at which conversion shares will be determined, or the requirement for the Company to settle the conversion options in cash EITF 00-19, “Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, state that if the conversion options require net cash settlement in the event of circumstances that are not solely within the Company’s control they should be classified as a liability measured at fair value on the balance sheet.

The terms of the five-year warrants include cash penalty provisions in the event that the Company fails to meet its obligations to deliver registered shares to the warrant holder upon exercise and an anti-dilution provision that could result in a variable number of shares to be issued upon warrant exercise. Additionally, the terms and conditions of the warrants provide for net settlement via cashless exercise whereby the shares delivered to the warrant holder would be readily convertible to cash. In accordance with EITF 00-19 and given the terms and conditions of the warrants as outlined above, the Company has classified the warrants as a liability on its balance sheet measured at fair value using the Black-Scholes option pricing model.

The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. Both the warrants and conversion options are valued using the Black-Scholes valuation model. Actual period close common stock prices, applicable volatility rates, and the period close risk-free interest rate for the instrument’s expected remaining life (continuously compounded), are the key assumptions used in the valuation calculation. The WorldGate share price changed from $2.20 per share as of June 23, 2004 to $2.10 per share at June 30, 2004 making the warrants and preferred stock conversion elements less valuable, and therefore less costly, relative to their strike price. The result was a $348 non cash gain for the quarter ended June 30, 2004.

8.                                       Stock-Based Compensation (as restated).

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

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2004	2003	2004	2003
			(As restated)
Net loss:
As reported	$(1,944)	$(2,999)	$(4,052)	$(4,884)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects of $0	0	0	0	40
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(520)	(1,350)	(1,083)	(2,770)
Pro forma net loss	$(2,464)	$(4,349)	$(5,135)	$(7,614)

Net Loss per share:
Basic and diluted— as reported	$(0.07)	$(0.13)	$(0.15)	$(0.21)
Basic and diluted - pro forma	$(0.09)	$(0.18)	$(0.19)	$(0.32)

Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

9.                                       Significant Agreements and Transactions.

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

The Company has a current two year agreement with an investor, and previously had agreements with certain other investors, to provide engineering and development support. As a result of those agreements, the Company has expensed approximately $0 and $165, respectively, for the three months ended June 30, 2004 and 2003, and approximately $0 and $556, respectively, for the six months ended June 30, 2004 and 2003. Accounts payable to these stockholders amounted to $528 and $170 at June 30, 2004 and December 31, 2003, respectively. Some of these stockholders were suppliers of technology and components for the Company’s discontinued ITV products and services. These agreements provided for licensing of technology, as well as contracted services, including hardware and software development, product testing and certification, and the creation and development of tools and systems to facilitate the Company’s engineering efforts. These agreements did not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company.

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

In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. Included in deposits and other assets at June 30, 2004 and December 31, 2003 is $0 and $388, respectively, related to this lease. We have not paid our rent on our current facility since May 2003. As a result, our landlord, 3190 T General, Inc. in September 2003, filed an action in the Court of Common Pleas, Bucks County Pennsylvania to perfect its interest to take possession of our facility at anytime, and to establish damages for past rent and expenses. In lieu of rent payments our landlord has drawn from our security deposit to satisfy the unpaid rent and such deposit has now been fully depleted. A judgment was also granted allowing our landlord to regain possession of the facility, although we remain in the facility, albeit in substantially reduced space. During this process we attempted to negotiate a settlement of our lease obligation with the landlord in an effort to reduce our outstanding liability and secure the continued right to occupy the facility with a reduced ongoing lease obligation. We also worked with the landlord to secure other tenants for the unused space. However, we were informed by the landlord that this process was complicated by the requirement for the landlord’s mortgage holder to approve any such amendments to our lease as well as any arrangements with other prospective tenants. The landlord was not able to obtain such approvals from the mortgage holder and ultimately the landlord and the landlord’s mortgage holder reached an agreement for the landlord’s mortgage holder to become a successor to the landlord’s interest in the property. We have already commenced negotiations directly with the mortgage holder’s representatives to secure the continued right to occupy the facility with a reduced ongoing lease obligation, and are currently awaiting a proposal from the mortgage holder, although there can be no assurance that an agreement can be reached with the mortgage holder. Concurrently we are exploring other facility opportunities in the event an agreement cannot be reached. In lieu of monthly rent payments of $104 (offset by monthly sublease payments by TVGateway of $19 during the period February 1, 2003 through January 31, 2004), the Company’s landlord has drawn down from its security deposit to satisfy $750 of the unpaid rent of $1,223 as of June 30, 2004. As of June 30, 2004, the amount of the deposit remaining after deduction for the unpaid rent is $0.  The Company has continued to accrue the full rent expense through June 30, 2004.

10.                                 TVGateway Joint Venture and related Cable Operator Agreements.

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

11.                                 Net Loss per Share.

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

12.                                 Risks and uncertainties

Our primary line of business is the development of video phone products and technology. We are still in the process of launching our first product based on this technology and, although we have realized some revenues for the commercial sale of our product, the revenues to date have not been substantial. Given the early stage of our product and the lack of operating history in the video phone business, it is difficult to predict our future results.

We have entered into a six year distribution agreement with Motorola, Inc. for the marketing and distribution of our Ojo video phone. This agreement provides for Motorola to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be Motorola’s exclusive supplier of its broadband video phone products.  Although the agreement requires Motorola to provide for certain marketing and promotional activities for the Ojo video phone, there are no required sales quotas for the agreement to remain in effect, and Motorola controls the volume of the Company’s products being distributed.  Neither party can terminate the agreement except in cases of uncured breaches of the agreement or as a result of insolvency events suffered by the other party. After a period of 18 months following the commercial availability of the Ojo video phone the mutual exclusivity will terminate unless Motorola elects to continue the mutual exclusivity after having achieved certain minimum sales targets for the Ojo video phone. Motorola may, however, at its option, elect to terminate the exclusivity at any time.  In the event mutual exclusivity terminates or is terminated, then for a period of twelve months thereafter, WorldGate will continue to be Motorola’s exclusive supplier of broadband video phones but will be free to sell video phones to customers other than certain defined Motorola accounts. During this twelve month period, Motorola has a right of first refusal to accept and fill any orders for video phone products that WorldGate obtains from non-Motorola accounts, and is obligated to use good faith efforts to solicit and accept product orders from Motorola accounts in a commercially reasonable manner. During any period of exclusivity under this agreement we are reliant upon Motorola and its distribution partners, including, for example, wholesalers, retailers and service providers, to provide the worldwide sales and distribution of the Ojo video phone. If Motorola and its partners are not successful, or if their activities do not lead to significant sales of our product, our operating results will be adversely affected, our revenue could be significantly reduced and we could lose potential customers.

We also depend on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key components and services critical for the product we are developing in our video phone business. A formal relationship with Mototech, Inc. (not an affiliate of Motorola) has been established for the volume manufacture of Ojo. Mototech is currently the sole volume manufacturer of Ojo. Our agreement with Mototech allows either party to terminate the agreement with 90 days prior notice.  If Mototech, Inc. or other providers of components and/or manufacturing services do not produce these components or provide their services on a timely basis, if the components or services do not meet our specifications and quality control standards, or if the components or services are otherwise flawed, we may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage our reputation and could adversely affect our operating results. As a result, we could lose potential customers and any revenues that we may have at that time may decline dramatically.

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

Three and Six Months Ended June 30, 2004 and June 30, 2003 (Restated)

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

General and Administrative-as restated.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees.  General and administrative expenses were $1,001 for the three months ended June 30, 2004, compared with $506 for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, general and administrative expenses were $2,044 and $697, respectively. The increases of $495 and $1,347, respectively, or 98% and 193%, respectively, for the three and six months ended June 30, 2004, are attributable primarily to the Company’s transition of nearly all of its administrative management compensation, facility, legal, finance and professional consulting fees toward the further development of the video phone business.  For the three and six months ended June 30, 2003, video phone related costs were 60% and 39%, respectively, of total General and Administrative expense of $845 and $1,807, respectively.

Interest and Other Income and Interest Expense.  Interest and other income and interest expense consist of interest earned on cash and cash equivalents, interest expense on short-term debt and change in fair value of warrants and conversion options.  Interest and other income increased from $12 for the three months ended June 30, 2003 to $361 for the three months ended June 30, 2004, and increased from $39 for the six months ended June 30, 2003 to $368 for the six months ended June 30, 2004. Primarily, these increases reflect for the three and six months ended June 30, 2004 a reported non-cash change in fair value of warrants and conversion options of $348 that resulted from a marked to market adjustment as of June 30, 2004 related to the Company’s June 23, 2004 private placement of its Preferred Stock and Warrants.  During the three and six months ended June 30, 2003, the Company earned interest on average cash balances of approximately $8,963 and $10,913, respectively, and incurred interest expense related to its insurance financing.  In comparison, during the three and six months ended June 30, 2004 the Company earned interest on average cash balances of approximately $3,878 and $4,817, respectively, and incurred interest expense related to its insurance financing.

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

With the private placement of the Company’s common stock in January 2004, which provided proceeds of $1,500, the private placement of the Company’s common stock in April 2004 providing proceeds of $1,000, and the June 2004 private placement of the Company’s redeemable preferred stock providing proceeds to the Company of $7,550, the Company projects it will have sufficient funding to continue operations into the third quarter of 2005, assuming no additional funding is received and assuming no impact from sales. Depending on the timing and magnitude of the ramp up of video phone sales, we expect that our current cash may be sufficient to get the company to a cash breakeven position.  No assurances can be given that sufficient sales, if any, will materialize, or that a funding transaction can be consummated prior to the depletion of our available cash.  We however remain hopeful that sufficient funding can be developed through funding or ongoing operations to continue the Company’s operations.

The report of the independent registered public accounting firm for the year ended December 31, 2003 included an explanatory paragraph stating that our Company had suffered recurring losses from operations and had a net accumulated deficiency of $198,000, and that these issues raised substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations, operating expenses, lease commitments. We expect, based on our internal forecasts and assumptions relating to our operations (including among others, assumptions regarding our short term cash requirements and our projected revenue growth ) that we have sufficient cash on hand to meet our obligations for at least the next twelve months.

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

Additionally, as needed, we plan to generate cash by turning to the capital markets for funding.  Although we raised an additional $7,550 in financing in June 2004, no assurances can be given that, if pursued, additional financing transactions can be consummated.  We continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources, should we need to obtain such financing.  Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.

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

In December 2003, WorldGate reached agreement with Mototech, Inc. (not an affiliate of Motorola) for the purchase of 625,000 shares of newly issued common stock at $0.80 per share, in return for future design and engineering services by Mototech. WorldGate had previously contracted with Mototech to assist the Company with the design and volume manufacture of WorldGate’s Ojo personal video phone. . As compensation for these shares the Company will receive an equivalent reduction in future development and initial procurement payments that would otherwise be due to Mototech.  The value of this transaction was $600 (based on the closing stock price of $0.96 on the date of the transaction) of which $200 was recorded as an expense for the year ended December 31, 2003.  The remaining $400 was recorded as unearned compensation in stockholders equity section in the accompanying balance sheet.  Mototech is an affiliate of Accton Technology Group, a group of Taiwanese manufacturers that we believe are well-known in the electronics industry. Mototech currently manufactures and distributes a full range of high performance high speed data and computer networking products, including cable set top boxes, home gateways, wireless LANs, hubs, switches, routers, and other related products. In addition, in April 2004, Mototech invested $1,000 to purchase 666,666 shares of newly issued common stock at $1.50 per share.

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

Foreign Currency Exchange Risk.  Although we transact business in various foreign countries, the principal portion of our current business is in the United States and substantially all of our costs to date have been denominated in U.S. dollars.  Although our agreement with Mototech (not an affiliate of Motorola), our contract manufacturer in Taiwan, is denominated in U.S. dollars, their material acquisition costs are subject to exchange rate changes that could impact our production costs.

ITEM 4.       CONTROLS AND PROCEDURES.

In connection with Company’s preparation of the third quarter 2004 10-Q, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Based on that evaluation, our chief executive officer and chief financial officer determined that we have a material weakness (as defined under the standards established by the American Institute of Certified Public Accountants) that exists with respect to our reporting of complex transactions. As a result of this material weakness, we restated our financial statements in our first quarter 2004 Form 10-Q and this report.

The Company will evaluate the need to enhance its internal resources, including obtaining or engaging outside experts to address the accounting for complex transactions.  The Company will evaluate the findings of such experts in addressing these matters.

As a result of the material weakness identified with respect to our reporting of complex transactions, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed and effective in ensuring that the information required to be disclosed by our company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Except as identified above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

Instruments Defining the Rights of Holders of Our Registered Securities

On June 17, 2004, our board of directors authorized 7,550 shares of Preferred Stock.  The rights, preferences and privileges of holders of the outstanding preferred stock are subject to, and may be adversely affected by, the rights of holders of shares of any additional preferred stock which we may designate and issue in the future.

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

Sales of Unregistered Securities

(1)           On April 23, 2004, we completed a private placement of 666,666 shares of our common stock with Mototech Inc. (not an affiliate of Motorola), at a sale price of $1.50 per share. The private placement resulted in gross proceeds to us of $1,000.

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

The private placement resulted in gross proceeds to the Company of $7,550. The Company paid fees to Janney Montgomery Scott LLC, Ashenden Finance & Cie SA and Sloan Securities LLC, based upon the proceeds received by the Company from certain of the Investors participating in this financing. The aggregate fees payable to these entities was less than six percent of the gross proceeds.

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

10.2	Securities Purchase Agreement dated as of June 24, 2004 by and between the Company and the Investors (as defined therein)(2) (filed as Exhibit 99.1 to the June 8-K)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(2)           Incorporated by reference to the exhibits to our Current Report on Form 8-K dated June 25, 2004 (the “June 8-K”).

(3)           Incorporated by reference to the exhibits to our Current Report on Form 8-K filed July 13, 2004 (the “July 8-K”).

(b)                                 Reports on Form 8-K.

During the fiscal quarter ended June 30, 2004, the Company filed the following Current Reports on Form 8-K:

On June 25, 2004, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company had completed a private placement of $7,550 of its Preferred Stock and Warrants with several institutional investors.

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