Form 10-Q/A
period 2004-09-30
WORLDGATE COMMUNICATIONS INC
filed 2006-01-24
CIK 1030058

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

EXPLANATORY NOTE

WorldGate Communications, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission (the “SEC”) on November 17, 2004 (the “Original Filing”).  The purpose of this Amendment No. 1 is to amend and restate Part I, Item 1 and Item 2 which set forth the accounting for the warrants and additional investments rights issued in private placements of the Company’s common stock during the fourth quarter of 2003 and the first quarter of 2004.  These security components were originally treated as non-cash expenses and with this amendment are being restated as equity transactions. Accordingly, changes have been made to the applicable line items associated with additional paid-in capital, accumulated deficit, general and administrative costs, net (loss) income and net loss per common share.  In addition, Part I, Item 1, Item 2, Item 3 and Item 4 and Part II, Item 4 and Item 6 have been amended and restated to reflect certain clarifications made in response to the SEC’s comments as raised in its review of the Company’s registration statement on Form SB-2/A2, as filed with the SEC on May 24, 2005, and annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 31, 2005, and subsequent review of the Company’s registration statement on Form SB-2/A, as filed with the SEC on August 30, 2005, and annual report on Form 10-K/A for the year ended December 31, 2004, as filed with the SEC on August 30, 2005. Finally the certifications attached as Exhibits 31.1, 31.2, 32.1 and 32.2 have been updated to reflect the filing date of this amendment and interim changes in the regulations applicable to these certifications.  Except as described above, no additions or modifications have been made to this Amendment No. 1 to reflect facts or events occurring subsequent to the date of the Original Filing.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	As of September 30, 2004	As of December 31, 2003
	(Unaudited and as restated)	(Audited and as restated)
ASSETS

Current assets:

Cash and cash equivalents	$8,290	$3,365
Accounts receivable, less allowance for doubtful accounts of $0 at September 30, 2004 and $381 at December 31, 2003	82	146
Prepaid and other assets	285	199
Total current assets	8,657	3,710

Property and equipment	2,802	2,605
Less: accumulated depreciation and amortization	(1,648)	(1,338)
Property and equipment, net	1,154	1,267

Deposits and other assets	0	140

Total assets	$9,811	$5,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$110	$440
Accrued expenses	1,557	594
Accrued compensation and benefits	228	238
Dividend payable on Preferred Stock	103	0
Detachable warrants	1,223	0
Notes payable	147	0
Conversion option on Preferred Stock	1,124	0
Deferred revenues	494	0
Deferred rent credit	143	30
Total current liabilities	5,129	1,302

Deferred rent credit	0	135
Total liabilities	5,129	1,437

Redeemable Preferred Stock	3,121	0

Total stockholders’ equity:

Preferred Stock, $.01 par value, 13,500,000 shares authorized	0	0
Redeemable Preferred Stock, $.01 par value, shares authorized, 7,550 shares issued and outstanding at September 30, 2004, and 0 outstanding at December 31, 2003	0	0
Common stock, $.01 par value, 50,000,000 shares authorized, 28,235,456 shares issued and outstanding at September 30, 2004 and 25,706,843 shares issued and outstanding at December 31, 2003	282	262
Additional paid-in capital	205,616	201,766
Unearned compensation	(400)	(400)
Accumulated deficit	(203,937)	(197,943)
Less Treasury Stock, at cost – 0 and 500,000 shares as of September 30, 2004 and December 31, 2003, respectively	0	(5)
Total stockholders’ equity	1,561	3,680
Total liabilities and stockholders’ equity	$9,811	$5,117

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands, Except per Share Amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
			(As restated)
Revenues	$106	$0	$106	$0
Cost of revenues	50	0	50	0
Gross Margins	56	0	56	0
Engineering and development (excluding depreciation and amortization amounts of $2 and $0 for the three months ended September 30, 2004 and 2003, respectively, and $2 and $0 for the nine months ended September 30, 2004 and 2003, respectively)	1,038	660	2,637	1,922
Sales and marketing (excluding depreciation and amortization amounts of $6 and $0 for the three months ended September 30, 2004 and 2003, respectively, and $6 and $0 for the nine months ended September 30, 2004 and 2003, respectively)	324	130	924	354
General and administrative (excluding depreciation and amortization amounts of $99 and $0 for the three months ended September 30, 2004 and 2003, respectively, and $302 and $0 for the nine months ended September 30, 2004 and 2003, respectively)	1,762	862	3,805	1,562
Depreciation and amortization	107	0	310	0
Total costs and expenses from continuing operations	3,231	1,652	7,676	3,838
Loss from operating activities of continuing operations	(3,175)	(1,652)	(7,620)	(3,838)
Interest and other income	37	0	56	0
Change in fair value of warrants and conversion options	1,623	0	1,971	0
Interest and other expense	(2)	0	(5)	0
Loss from continuing operations	(1,517)	(1,652)	(5,598)	(3,838)
Income (loss) from discontinued operations	7	1,755	36	(943)

Net (loss) income	(1,510)	103	(5,562)	(4,781)
Accretion on preferred stock and dividends	(400)	0	(431)	0
Net (loss) income applicable to common stockholders	$(1,910)	$103	$(5,993)	$(4,781)

Net loss per common share (basic and diluted)	$(0.07)	$0.00	$(0.22)	$(0.20)
Weighted average common shares outstanding:
• Basic	28,235,349	23,580,543	27,662,870	23,579,690
• Fully Diluted	28,235,349	23,662,115	27,662,870	23,579,690

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Nine months ended September 30,
	2004	2003
	(As restated)
Cash flows from operating activities of continuing operations:
Net loss	$(5,598)	$(3,838)
Adjustments to reconcile net loss to cash used in operating activities of continuing operations
Depreciation and amortization	310	0
Change in fair value of warrants and conversion options	(1,971)	0
Non-cash stock based compensation	608	43
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	48	0
Prepaid and other assets	201	432
Accounts payable	(330)	503
Accrued expenses	962	348
Accrued compensation and benefits	(10)	478
Other	472	0
Net cash used in operating activities of continuing operations	(5,308)	(2,034)
Cash flows from investing activities of continuing operations:
Capital expenditures	(197)	0
Net cash used by investing activities of continuing operations	(197)	0
Cash flows from financing activities of continuing operations:
Proceeds from the issuance of common stock	2,521	0
Proceeds from the issuance of redeemable preferred stock	7,111	0
Proceeds from the exercise of stock options	126	1
Proceeds from the exercise of stock rights and warrants	620	0
Net cash provided by financing activities of continuing operations	10,378	1
Net cash contributed to continuing operations from discontinued operations	52	1,772
Net increase in cash and equivalents	4,925	261
Cash and cash equivalents, beginning of period	3,365	589
Cash and cash equivalents, end of period	$8,290	$850

Cash paid for interest	$5	$15
Non-cash financing activity:
Issuance of note payable to finance D&O insurance	256	560
Termination of contractual obligation related to equity financing	0	3,283

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

2.             Restatement

The Company has restated its financial statements for the nine months ended September 30, 2004 to amend and restate the accounting for the warrants and additional investments rights issued in a private placement of the Company’s common stock during the fourth quarter of 2003 and the first quarter of 2004.  These security components were originally treated as non-cash expenses and with this restatement are being restated as equity transactions. There is no cash impact associated with these restatements. There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholders’ equity.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	As of September 30, 2004
Consolidated Balance Sheet	As previously reported	As restated

Accumulated deficit	$(205,267)	$(203,937)
Additional-paid-in capital	206,946	205,616
Total stockholders’ equity	1,561	1,561

	For the nine months ended September 30, 2004
Consolidated Statement of Operations	As previously reported	As restated

General and Administrative expenses	$4,435	$3,805
Total expenses – operating activities of continuing operations	8,306	7,676
Net loss	(6,192)	(5,562)
Net loss applicable to common shareholders	(6,623)	(5,993)

Net loss applicable to common shareholders per share:
Basic	$(0.24)	$(0.22)
Diluted	(0.24)	(0.22)

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

3.             Liquidity and Going Concern Considerations

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

In June 2004, WorldGate completed a private placement of 7,550 shares of its Preferred Stock at a stated value of $1,000 per share, which preferred stock is convertible into the Company’s common stock at a conversion price of $2.35 per share; five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share; and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share.

The Company has $5,129 of liabilities and its assets are not pledged as collateral as of September 30, 2004. These liabilities include $2,450 related to the Company’s private placement of Preferred Stock (refer to Footnote 6), building rent obligation of $785 as of September 30, 2004 (refer to Footnote 8) and $494 of advanced funds from Motorola for future shipments of video phones in conformity with the Agreement signed in April 2004.

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

5.             Inventories.

Inventories are summarized as follows:

	September 30, 2004	December 31, 2003

Raw material (from discontinued operations)	$1,622	$1,622
Work in progress (from continuing operations)	—	—
Finished goods	—	—
Inventory held by customers and vendors	—	—
Total inventory	1,622	1,622
Inventory reserve	(1,622)	(1,622)
Inventory, net	$—	$—

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

Also as part of the private placement, the Company issued five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale.  Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted.  As of September 30, 2004, none of the warrants and none of the additional investment rights had been exercised.

Of the 7,550 preferred shares issued under this private placement, there were no shares redeemed as of September 30, 2004.

With respect to the Company’s accounting for the Preferred Stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential failure in the Company’s ability to maintain an effective registration statement. Furthermore, the actual number of shares of common stock required to satisfy redemption is based upon the market value of the common stock at the time of the redemption, which cannot be predicted. Accordingly, the Company has classified the Preferred Stock as temporary equity and the value ascribed to the redeemable preferred stock upon initial issuance, i.e. at June 23, 2004, was the amount received in the transaction minus the fair value ascribed to the conversion options and warrants. The initial value of the redeemable preferred stock is accreted up to the redemption value (the amount received in the transaction) over the future relevant periods using the interest method. .  The value of the redeemable preferred stock at September 30, 2004 was $3,121.

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

The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. Both the warrants and conversion options are valued using the Black-Scholes valuation model. Actual period close common stock prices, applicable volatility rates, and the period close risk-free interest rate for the instrument’s expected remaining life (continuously compounded), are the key assumptions used in the valuation calculation. The WorldGate share price changed from $2.10 per share as of June 30, 2004 to $1.67 per share at September 30, 2004 making the warrants and preferred stock conversion elements less valuable, and therefore less costly, relative to their strike price. The result was a $1,600 non cash gain for the quarter ended September 30, 2004.

7.             Stock-Based Compensation (Restated).

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

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2004	2003	2004	2003
			(as restated)
Net (loss) income:
As reported	$(1,510)	$103	$(5,562)	$(4,781)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects of $0	0	43	0	83
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(544)	(1,359)	(1,627)	(4,129)
Pro forma net loss	$(2,054)	$(1,213)	$(7189)	$(8,827)

Net Loss per share:
Basic and diluted– as reported	$(0.07)	$(0.00)	$(0.22)	$(0.20)
Basic and diluted - pro forma	$(0.07)	$(0.51)	$(0.26)	$(0.37)

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

On April 28, 2004, we entered into a Development and Distribution Agreement with General Instrument Corporation d/b/a the Broadband Communication Sector of Motorola, Inc., or Motorola. In connection with the Development and Distribution Agreement with Motorola, we issued warrants to Motorola to purchase 600,000 shares of our common stock, 300,000 at an exercise price of $1.4375 per share and 300,000 at an exercise price of $1.75, and agreed to issue additional warrants to purchase up to an additional 1,650,000 shares of our common stock, upon the achievement of certain product and sales milestones, at an exercise price based upon the average closing sales price of our common stock during the 20 day period preceding the issuance of each warrant.

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

11.           Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectibility is reasonably assured, and the delivery and acceptance of the equipment has occurred or services have been rendered.  Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Due to our limited commercial sales history, our ability to evaluate the collectibility of customer accounts requires significant judgment. The Company evaluates its equipment customer, and service customers’, accounts for collectibility at the date of sale and on an ongoing basis.

Presently the Company has only one customer for the purchase of its equipment and the agreement with this customer includes several elements relevant to revenue recognition including: (a) The customer has no general right to return the product.  (b) The customer can earn warrants upon the purchase of significant video telephony units and the value of these warrants would result in a reduction of recognized revenue (the value of these warrants is routinely monitored by the Company and is currently deemed to be insignificant, however, should the value of these warrants become material an offset would be made against revenues). (c) Penalties are payable to the customer if certain excessive field failure rates are exceeded.  (d) The Company and the customer share in the benefit achieved by product cost reductions. (e) Penalties are payable to the customer if the Company fails to deliver shipments on a timely basis. (f) The Company extends to the customer a limited product warranty for a term not to exceed three years (the Company maintains a warranty reserve based upon the percentage of product sales consistent with industry comparable failure rates and the warranty period provided by the agreement.)

Revenues are also offset with a reserve for any price refunds and consumer rebates consistent with the Emerging Task Force (“EITF”) Issue 01-9, Accounting for Consideration Given by a vendor to a Customer.

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

13.           Discontinued Operations

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

Revenue and net income before income taxes from discontinued operations were as follows:

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2004	2003	2004	2003

Revenues	$0	$941	$82	$3,497
Net income (loss) before income taxes	7	1,755	36	(943)

Assets and liabilities of discontinued operations include the following:

	2004	2003
Assets
Inventory, net reserve of $1,622 as of September 30, 2004 and December 31, 2003, respectively	$0	$0

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

Discontinued Operations

During the first quarter of 2004 the Company transitioned from the business of developing and selling interactive television, or ITV, technology, products and services for use in conjunction with cable TV broadband networks (the “ITV business”) to the development of our video phone products as our primary business focus. During the three months ended September 30, 2004 the Company had revenues from discontinued operations of $0, compared to revenues of $941 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, respectively, revenues were $82 and $3,497 respectively. This reduction reflects service revenues of $0 and $253, respectively, for the three months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004 and 2003, service revenues were $0 and $1,573 respectively. Equipment revenues were $0 and $688 for the three months ended September 30, 2004 and 2003, respectively, and $82 and $1,924, respectively, for the nine months ended September 30, 2004 and 2003. Cost of revenues for the three months ended September 30, 2004 and 2003, were $0 and $1,524, respectively. For the nine months ended September 30, 2004 and 2003, cost of revenues were $43 and $4,218, respectively. Concurrently, operating expenses, consisting of Research and Development, Marketing, General and Administration, and Depreciation and Amortization costs were also reduced as a result of the transition from the ITV business. These expenses were $0 for the three months ended September 30, 2004, compared to $563 for the three months ended September 30, 2003, and $16 and $3,122, respectively, for the nine months ended September 30, 2004 and 2003.

The information in our quarter-to-quarter comparisons below represents only our results from continuing operations.

Three and Nine Months Ended September 30, 2004 and September 30, 2003 (Restated)

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

General and Administrative –as restated.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees.  General and administrative expenses were $1,762 for the three months ended September 30, 2004, compared with $862 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, general and administrative expenses were $3,805 and $1,562, respectively. The increases of $900 and $2,243, respectively, or 104% and 144%, respectively, for the three and nine months ended September 30, 2004, are attributable primarily to the Company’s transition of nearly all of its administrative management compensation, facility, legal, finance and professional consulting fees toward the further development of the video phone business, and a non cash charge of $606 for the three and nine months ended September 30, 2004, reflecting a Black Scholes estimate of the value of warrants issued to Motorola in September 2004 in conformity with terms of the Agreement signed in April 2004.  For the three and nine months ended September 30, 2003, video phone related costs were 63% and 54%, respectively, of total General and Administrative expense of $1,150 and $2,957, respectively.

Interest and Other Income and Interest Expense.  Interest and other income and interest expense from continuing operations consisted of interest earned on cash and cash equivalents, interest expense on short-term debt and change in fair value of warrants and conversion options.  Total interest and other income increased to $1,660 for the three months ended September 30, 2004 from $0 for the three months ended September 30, 2003, and increased to $2,027 for the nine months ended September 30, 2004 from $0 for the nine months ended September 30, 2003. Included in Other Income for the three and nine months ended September 30, 2004 were non cash change in fair value of warrants and conversion options reported of $1,623 and $1,971, respectively, for marked to market adjustments as of September 30, 2004 related to the Company’s June 23, 2004 private placement of its Preferred Stock and Warrants. During the three and nine months ended September 30, 2003, the Company earned interest on average cash balances of approximately $800 and $2,077, respectively, and incurred interest expense related to its insurance financing.  In comparison, during the three and nine months ended September 30, 2004 the Company earned interest on average cash balances of approximately $6,693 and $6,049, respectively, and incurred interest expense related to its insurance financing.

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

With the private placement of the Company’s common in January 2004, which provided proceeds of $1,500, the private placement of the Company’s common stock in April 2004 providing proceeds of $1,000, and the June 2004 private placement of the Company’s redeemable preferred stock providing proceeds to the Company of $7,550, the Company projects it will have sufficient funding to continue operations into the third quarter of 2005, assuming no additional funding is received and assuming no impact from sales. Depending on the timing and magnitude of the ramp up of video phone sales, it is possible that our current cash may be sufficient to get the company to a cash breakeven position.  No assurances can be given that sufficient sales, if any, will materialize, or that a funding transaction can be consummated prior to the depletion of our available cash.  We however remain hopeful that sufficient funding can be developed through funding or ongoing operations to continue the Company’s operations.

The report of the independent registered public accounting firm for the year ended December 31, 2003 included an explanatory paragraph stating that our Company had suffered recurring losses from operations and had a net accumulated deficiency of $198,000, and that these issues raised substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include accounts receivable, inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and lease commitments.   We expect, based on our internal forecasts and assumptions relating to our operations (including among others, assumptions regarding our short term cash requirements and our projected revenue growth ) that we have sufficient cash on hand to meet our obligations for at least the next twelve months.

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

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this Form 10-Q/A, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Based on that evaluation, our chief executive officer and chief financial officer determined that we have a material weakness (as defined under the standards established by the American Institute of Certified Public Accountants) that exists with respect to our reporting of complex transactions. As a result of this material weakness, we restated our financial statements in our quarterly reports for 2004 (including this report).

To address this material weakness, we have engaged outside experts to provide counsel and guidance in areas where we cannot economically maintain the required expertise internally (e.g., with the appropriate classifications and treatments of complex and non-routine transactions).

As a result of the material weakness identified with respect to our reporting of complex transactions, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed and effective in ensuring that the information required to be disclosed by our company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Except as identified above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(2)     Ratification and approval of the Company’s issuance of common stock in accordance with the terms of the June 2004 private placement to certain institutional investors of $7,550 in securities.

For	Against	Abstain
10,809,490	267,947	31,362

(3)     Approval of the amendment of the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 50,000,000 to 80,000,000.

For	Against	Abstain
25,855,524	382,056	36,802

(4)     Ratification and approval of the Company’s 2003 Equity Incentive Plan.

For	Against	Abstain
10,405,028	623,248	77,413

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

3.1	Amended and Restated Certificate of Incorporation **

3.2	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company **

3.3	Certificate of Amendment to Certificate of Incorporation **

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 10-Q Report for the quarter ended March 31, 1999)

4.1	Amendment to Securities Purchase Agreement and Warrants dated as of September 2, 2004 by and among WorldGate and certain investors **

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith.

** Previously filed.

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