Form 10-K/A
period 2004-12-31
WORLDGATE COMMUNICATIONS INC
filed 2006-01-24
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

WorldGate Communications, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to amend its Annual Report on Form 10-K for the years ended December 31, 2003 and 2004, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2005 (the “Original Filing”) and as first amended on August 30, 2005 (the “Amended Filing”).  The purpose of this Amendment No. 2 is to amend and restate Part I, Item 1, Part II, Item 6, Item 7 and Item 8 and Part III, Item 15 which set forth the accounting for the warrants and additional investments rights issued in placements of the Company’s common stock during the fourth quarter of 2003 and the first and fourth quarters of 2004.  These security components were originally treated as non-cash expenses and with this amendment are being restated as equity transactions. Accordingly, changes have been made to the applicable line items associated with additional paid-in capital, accumulated deficit, general and administrative costs, net loss and net loss per common share.  In addition, Part II, Item 7 and Item 8 have been amended and restated to reflect certain clarifications made in response to the SEC’s comments as raised in its review of the Company’s registration statement on Form SB-2/A, as filed with the SEC on August 30, 2005, and annual report on Form 10-K/A for the year ended December 31, 2004, as filed with the SEC on August 30, 2005. Finally the certifications attached as Exhibits 31.1, 31.2, 32.1 and 32.2 have been updated to reflect the filing date of this amendment and interim changes in the regulations applicable to these certifications.  Except as described above, no additions or modifications have been made to this Amendment No. 2 to reflect facts or events occurring subsequent to the date of the Original Filing or the Amended Filing.

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

During the third quarter of 2003, we completed a sale of significant assets, including our ITV intellectual property rights and our membership interest in TVGateway, LLC, for $3,000,000 in cash to TVGateway, LLC, an ITV oriented company we were instrumental in forming. Our transaction with TVGateway, LLC marked a shift in our business away from the ITV Business and toward a new video phone product and associated business. Although we continued to support our current ITV Business into the first quarter of 2004, the development of our video phone product became a primary business focus. The funds we received from the sale of assets to TVGateway, LLC, as well as the funds we subsequently received as a result of several private placements of our securities have permitted us to fund the development of our new business.

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

On January 21, 2004, we completed a private placement resulting in an issuance of 1,000,000 shares of our common stock at a sale price of $1.50 per share, five-year warrants to purchase up to 300,000 shares of our common stock at an exercise price of $1.875 per share, and additional investment rights to purchase, for a limited period of time, up to 200,000 shares of our common stock at an exercise price of $1.50 per share. In addition, we agreed to issue warrants to purchase up to an additional 10,000 shares of our common stock at an exercise price of $1.875 per share upon the exercise of the additional investment rights. The January 2004 private placement resulted in gross proceeds to us of approximately $1,500,000.

On April 23, 2004, we completed a private placement of 666,666 shares of our common stock with Mototech Inc. (not an affiliate of Motorola) at a sale price of $1.50 per share. The private placement resulted in gross proceeds to us of $1,000,000.

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

On June 24, 2004, we completed another private placement that resulted in the issuance of 7,550 shares of preferred stock at a sale price of $1000 per share (which preferred stock is convertible into our common stock at a conversion price of $2.35 per share,) five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share, and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. The June 2004 private placement resulted in gross proceeds to our Company of $7,550,000.

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

During December 2004, and through January 30, 2005, we received cash proceeds of $7,565,000 from the exercise of outstanding warrants issued pursuant to the private placements discussed above, by the exercise of non-executive employees’ and prior employees’ stock options, and by a private placement of an additional 208,333 shares of our common stock. In connection with this placement, we granted warrants to Mr. K.Y. Chou, President and General Manager of Mototech, to purchase up to 62,500 shares of our common stock at an exercise price of $2.88 per share.

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

Manufacturing. Ojo video phones will be manufactured in Asia, to take advantage of the base of lower labor, tooling and component costing. A formal relationship with Mototech Inc. (not an affiliate of Motorola) has already been established for the volume manufacture of Ojo. Mototech, along with U.S. Robotics and SMC Networks, are affiliates of the Accton Technology Group, a group of Taiwanese manufacturers that we believe are well-known in the electronics industry. Mototech’s responsibilities in this role include:

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

Product Sales and Distribution.  We have entered into an arrangement with an experienced distribution partner, Motorola, Inc. to market and distribute the Ojo video phone. Such arrangement is intended to reduce our working capital requirements by minimizing our sales and inventory costs, and provide an entree to more extensive and accelerated coverage than would be permitted by an internal organization. The name recognition, “shelf-space” potential and technology/product validation provided by Motorola are also expected to provide a significant advantage. In addition we believe we will further benefit from the Motorola relationship as a result of their access to broadband and telephony technology as well as their sourcing expertise. Through Motorola, Ojo will be marketed domestically and internationally to both the residential and business sectors through the standard consumer and business electronics channels, as well as through HSD providers in a manner similar to broadband modems.

We have entered into a six-year distribution agreement with Motorola, Inc. for the marketing and distribution of our Ojo video phone. This agreement provides for Motorola to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be Motorola’s exclusive supplier of its broadband video phone products.  After a period of eighteen months following the commercial availability of the Ojo video phone this mutual exclusivity will terminate unless Motorola elects to continue the mutual exclusivity after having achieved certain minimum sales targets for the Ojo video phone.  Motorola may, however, at its option, elect to terminate this mutual exclusivity at any time.  In the event mutual exclusivity terminates or is terminated, then for a twelve month period thereafter, WorldGate will continue to be Motorola’s exclusive supplier of broadband video phones, but will be free to sell video phone products to customers other than certain defined Motorola accounts.  During this twelve month period, Motorola has a right of first refusal to accept and fill any orders for video phone products that WorldGate obtains from non-Motorola accounts, and is obligated to use good faith efforts to solicit and accept product orders from Motorola accounts in a commercially reasonable manner.  During any period of exclusivity under this agreement we are reliant upon Motorola and its distribution partners, including, for example, wholesalers, retailers and service providers, to provide the worldwide sales and distribution of the Ojo video phone. Although the agreement requires Motorola to provide for certain marketing and promotional activities for the Ojo video phone, there are no required sales quotas for the agreement to remain in effect, and Motorola controls the volume of products being distributed by our company.  Neither party can terminate the agreement except in cases of uncured breaches of the agreement or as a result of insolvency events suffered by the other party.  If Motorola and its partners are not successful, or if their activities do not lead to significant sales of our product, our operating results will be adversely affected, our revenue could be significantly reduced and we could lose potential customers.  In connection with our agreement with Motorola, our company has issued a warrant to purchase 300,000 shares of WorldGate common stock, which we issued simultaneously with the execution of the agreement in April 2004, and a second warrant for 300,000 shares issued upon the delivery to Motorola of acceptable prototypes for the product. Additionally, we agreed to issue warrants to purchase up to an additional 1,650,000 shares of our common stock, upon the achievement of certain sales milestones, at an exercise price based upon the average closing sales price of our common stock during the 20 day period preceeding the issuance of each warrant.

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

Business Phone Products.  Most of these products are targeted for corporate use and are relatively high priced. Generally, the ergonomic design of these units emulates that of a traditional office telephone with the addition of a camera and display. The products use standard corporate gray or black material colors, familiar button shapes and designs, traditional style handsets for non-speakerphone conversation and often have business feature sets. For connectivity these products use VoIP, PSTN or ISDN. The main competitors in this sector include Viseon Inc., 8x8 Inc., Motion Media PLC, and Leadtek Research Inc.

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

Research and Development

To date, our engineering and product development has been a significant focus. The principal focus of our current engineering and development activities is the continued development and enhancement of our Ojo video phone. Development of the Ojo video phone has required combining technical experience and knowledge from two historically separate industries, cable and telephony. Our engineering and development expenditures in connection with our Ojo video phone were approximately $0, $3,000,000 and $4,001,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Employees

As of December 31, 2004, on a consolidated basis, we had approximately 50 full-time employees. All of our employees are located in Trevose, Pennsylvania. None of our employees are represented by a labor union, and we have no collective bargaining agreement. We consider our employee relations to be good.

Financial Information Relating to Foreign and Domestic Operations and Export Sales from Continuing Operations (Dollars in Thousands)

	2002	2003	2004
		(As restated)	(As restated)
Revenues from continuing operations by geographic area
United States	$0	$0	$231
Total	$0	$0	$231
Loss from continuing operations (all from United States operations)	$0	$(5,797)	$(19,461)
Identifiable Assets (all within the United States)	$14,019	$5,117	$13,172
Identifiable foreign assets (hardware and tooling for Manufacturing)	$0	$0	$650

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

(3)           Amendment of Certificate of Incorporation to increase authorized common shares to 80,000,000.

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

Sale of Unregistered Securities

(1)                                  In December 2003 we completed a private placement of 2,000,000 shares (the “December 2003 Shares”) of our common stock to certain institutional investors.  The shares were sold for $0.80 per share, resulting in gross proceeds from the offering of $1,600,000. The investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock purchased by the investors in the placement at $0.80 a share. During the first quarter of

2004 these additional investment rights were exercised resulting in an additional purchase of 400,000 shares and an additional $320,000 in gross proceeds.  The investors were also issued warrants (the “December 2003 Warrants”) to purchase in the aggregate up to 720,000 additional shares (including shares available only as a result of the exercise of the above additional investment rights) of common stock at a per share exercise price of $1.00. In December 2004 one of our investors exercised its warrants resulting in an additional purchase of 168,750 shares and an additional $168,750 in gross proceeds. In January 2005 one of the investors exercised its warrants resulting in an additional purchase of 382,500 shares and an additional $382,500 in gross proceeds.

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

(2)                                  In January 2004 we completed a private placement of 1,000,000 shares (the “January 2004 Shares”) of our common stock to certain institutional investors.  The shares were sold for $1.50 per share, resulting in gross proceeds from the offering of $1,500,000. The investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock purchased by the investors in the placement at $1.50 a share. During the second quarter of 2004 these additional investment rights were exercised resulting in an additional purchase of 200,000 shares and an additional $300,000 in gross proceeds.  The investors were also issued warrants (the “January 2004 Warrants”) to purchase in the aggregate up to 310,000 additional shares (including shares available only as a result of the exercise of the above additional investment rights) of common stock at a per share exercise price of $1.875. In December 2004, one of our investors exercised its warrants resulting in an additional purchase of 60,000 shares and an additional $112,500 in gross proceeds. In January 2005 one of the investors exercised its warrants resulting in an additional purchase of 139,500 shares and an additional $261,527 in gross proceeds.

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

(3)                                  In June 2004 we completed a private placement of 7,550 shares (the “June 2004 Shares”) of Series A Convertible Preferred stock to certain institutional investors.  The shares were sold for $1000 per share, resulting in gross proceeds from the offering of $7,550,000. The preferred stock issued pursuant to this placement is convertible into WorldGate common stock at a conversion price of $2.35 per share. WorldGate has the right to require conversion of the preferred stock into common stock upon achieving certain price targets with respect to its common stock and the satisfaction of certain other conditions. Between November 2004 and January 2005 one of the investors has fully converted its preferred shares resulting in the issuance of 372,340 of our common shares. The preferred stock has a dividend rate of 5% per annum, payable quarterly, which may be paid either by cash or through the issuance of common stock at WorldGate’s option (with stock payments being made at a 10% discount to the then current market price). For the first two quarters for which dividend payments were due, WorldGate exercised its right to make these dividend payments in stock, resulting in the issuance of an additional 87,137 shares of our common stock. The preferred stock has a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months. The preferred stock may be redeemed at maturity in cash or through the issuance of an indeterminable number of shares of common stock, at WorldGate’s option (subject to certain conditions). All dividend and maturity payments made in stock are subject to the satisfaction of certain conditions including the listing and availability of an effective registration statement. As part of the transaction, WorldGate issued five-year warrants to purchase a total of 1,606,380 shares of WorldGate common stock, with one-half of the warrants having an exercise price of $2.69 per share and the remaining half having an exercise price of $3.14 per share. In January 2005 one of the investors has fully exercised its warrants resulting in the issuance of an addition 63,830 of our common shares and an additional $186,064 in gross proceeds. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,380 additional common stock shares at $3.14 a share. During December 2004 all but one of the investors exercised their additional investment rights resulting in the issuance of an additional 1,499,998 shares and an additional $4,709,994 in gross proceeds. During the first quarter of 2005, the remaining investor exercised their additional investment right resulting in the issuance of an additional 106,383 shares and an additional $334,043 in gross proceeds.

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

In December 2004, WorldGate completed a private placement of 208,333 shares of our common stock to K.Y. Chou, President and General Manager of Mototech (not an affiliate of Motorola), at a sales price of $2.40 per share, which resulted in additional gross proceeds to the Company of $500,000. In connection with this placement, the Company granted warrants to Mr. Chou to purchase up to 62,500 shares of our common stock at an exercise price of $2.88 per share.

Item 6. Selected Financial Data.

The following table represents selected consolidated financial information for the five-year period ended December 31, 2004. This data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2000	2001	2002	2003	2004
				(As restated)	(As restated)
		(In thousands, except share and per share data)
Revenues	$—	$—	$—	$—	$231
Cost of revenues	—	—	—	—	103
Gross margins	$—	$—	$—	$—	128
Costs and expenses:
Engineering and development	—	—	—	3,000	4,001
Sales and marketing	—	—	—	466	1,362
General and administrative	—	—	—	2,331	4,675
Depreciation and amortization	—	—	—	—	477
Total costs and expenses	—	—	—	5,797	10,515
Loss from operating activities of continuing operations	—	—	—	(5,797)	(10,387)
Other interest and other income	—	—	—	—	1,023
Change in fair value of warrants and conversion options	—	—	—	—	(10,091)
Interest and other expense	—	—	—	—	(6)
Loss from continuing operations	—	—	—	(5,797)	(19,461)
Income (loss) from discontinued operations	(49,597)	(31,346)	(19,210)	(2,908)	36
Net loss	(49,597)	(31,346)	(19,210)	(8,705)	(19,425)
Accretion on preferred stock and dividends	—	—	—	—	(951)
Net loss available to common Stockholders	$(49,597)	$(31,346)	$(19,210)	$(8,705)	$(20,376)
Basic and diluted loss from continuing operations per common share	$0.00	$0.00	$0.00	$(0.25)	$(0.70)
Basic and diluted income (loss) from discontinued operations per common share	(2.23)	(1.33)	(0.81)	(0.12)	0.00
Basic and diluted net loss per common share	$(2.23)	$(1.33)	$(0.81)	$(0.37)	$(0.70)
Basic and diluted net loss available to common shareholders per common share	$(2.23)	$(1.33)	$(0.81)	$(0.37)	$(0.73)
Weighted average common stock Outstanding—basic and diluted	22,246,143	23,501,543	23,573,935	23,259,611	27,881,347

As adjusted net loss available to common stockholders(2)	$(49,356)	$(30,985)	$(19,210)	$(8,705)	$(20,376)
As adjusted basic and diluted net loss available to common shareholders per common share(2)	$(2.22)	$(1.32)	$(0.81)	$(0.37)	$(0.73)
Balance sheet data:
Cash and cash equivalents, restricted cash and short term equivalents	$46,505	$14,613	$3,807	$3,365	$11,840
Total assets	74,841	33,792	14,019	5,117	13,822
Long-term obligations, including current portion	421	1	—	—	—
Redeemable Preferred Stock	—	—	—	—	2,995
Total stockholders’ equity (deficit)	55,781	25,415	7,295	3,680	(5,572)
Other data:
Common shares outstanding	23,308,196	23,565,295	23,077,963	25,706,843	30,865,777

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

Our significant accounting policies are described in note 3 to our consolidated financial statements included elsewhere in this report. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Inventories.  Our inventory consists primarily of finished goods equipment to be sold to our customer. The cost is determined on an average cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. Any significant unanticipated changes in the factors noted above could have an impact on the value of our inventories and our reported operating results. With the current shift in focus to our new video phone business, our inventory balance of $1,668 consisted of $1,622 relating solely to our ITV business, which was fully reserved for at December 31, 2004, and $46 related solely to our new video phone business.

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

We have a full valuation allowance against the net deferred tax asset of $78,712 as of December 31, 2004, due to our lack of earnings history and the uncertainty as to the reliability of the asset. In the future, if sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we would be required to reduce our valuation allowance, resulting in a benefit from income tax in the consolidated statement of operations.

Stock-Based Compensation.  The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and has presented the required disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure. At December 31, 2004, the Company had stock-based compensation plans, which are described separately in Note 9 to the consolidated financial statements for the year ended December 31, 2004. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock-based compensation.

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

2004 (Restated) versus 2003 (Restated)

Revenues

Revenues. Revenues from continuing operations of $231 were realized during the twelve months ended December 31, 2004. These revenues represent the initial deliveries of video phones for pre-market testing. There were no revenues from continuing operations for the twelve months ended December 31, 2003. Revenue from the sale of equipment is recognized by the

Company when the products are delivered and accepted.

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

General and Administrative – as restated. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees. General and administrative expenses were $4,675 for the twelve months ended December 31, 2004, compared with $2,331 for the twelve months ended December 31, 2003. The increase of $2,344, or 100%, is attributable primarily to our transition of nearly all of our administrative management compensation, facility, legal, finance and professional consulting fees toward the further development of the video phone business, and a non cash charge of $608 during the twelve months ended December 31, 2004, reflecting a Black Scholes estimate of the value of warrants and options issued to Motorola in 2004 in conformity with the terms of the agreement signed in April 2004. For the twelve months ended December 31, 2003, video phone related costs were $2,331, or 60% of total General and Administrative expense of $3,889 (including $1,558 in discontinued operations).

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

2003 (Restated) versus 2002

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

General and Administrative- as restated.  General and administrative expenses from continuing operations were $2,331 and $0 for the twelve months ended December 31, 2003 and 2002, respectively. This increase in 2003 over 2002 reflects our transition of our administrative management compensation, facility, legal, finance and professional consulting fees toward the further development of the video phone business. General and administrative expenses from discontinued operations consisted primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting, insurance and other professional fees. General and administrative expenses from discontinued operations were $1,558 for the twelve months ended December 31, 2003, a decrease of 49% when compared to expenses of $3,069 for the same period in 2002. This decrease in expenses is primarily attributable to our transition of our management compensation, facility costs, and professional fees from our ITV business to the video phone business.

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

Gain on sale of intellectual property and investment in TVGateway.  On September 30, 2003, we sold certain intellectual property rights and certain software and equipment related to our discontinued ITV operations to TVGateway, LLC, for $2,400 in cash, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”), which we executed with TVGateway in August 2003. Pursuant to the Purchase Agreement we retained a royalty-free license to the intellectual property rights that were sold, enabling us to use the intellectual property rights to continue to conduct our business as then being conducted. Concurrently with the execution of the Purchase Agreement, we and TVGateway also entered into a redemption agreement pursuant to which we redeemed our equity interest in TVGateway for $600 in cash, paid concurrently with the execution of the redemption agreement. The intellectual property rights had previously been expensed as incurred. Similarly, we did not carry an equity balance for our interest in TVGateway. The aggregate effect of these transactions was a gain of $3,000, which is reported in the loss from discontinued operations in 2003.

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

The Company has funded operations through the private placement of our common stock in January 2004, which provided proceeds of $1,500, the private placement of our common stock in April 2004 providing proceeds of $1,000, the June 2004 private placement of our redeemable preferred stock providing proceeds of $7,550, the private placement of common stock in December 2004 providing $500, the exercise of additional investment rights and warrants providing $6,200 in January, February and December 2004 and January and February 2005, the exercise by employees and former employees of options throughout 2004 and January and February 2005 providing aggregate proceeds of $900. We do however have an obligation to pay dividends on, as well as to redeem, our outstanding preferred stock upon maturity, or at the earlier option of a holder of these securities. Under certain limited circumstances we may be forced to make such payments and redemptions with cash instead of shares of our common stock. In such event our ability to fund continuing operations would be negatively impacted.

The report of the independent registered public accounting firm for the year ended December 31, 2004 included an explanatory paragraph stating that our Company had suffered recurring losses from operations and had a net accumulated deficiency of $218,000, and that these issues raised substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $2,258 is required to be redeemed in December 2005, although this redemption can be made in common stock if certain conditions are met. We expect, based on our internal forecasts and assumptions relating to our operations (including among others, assumptions regarding our short term cash requirements and our projected revenue growth ) that we have sufficient cash on hand to meet our obligations for at least the next twelve months.

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

Our long term cash requirement obligations are primarily comprised of the items noted above. We have no long term debt and our contractual cash requirements and obligations existing beyond the next twelve months are comprised solely of operating lease commitments and redemption of preferred stock, which are not considered material.  We have limited capacity to further reduce our workforce and scale back on capital and operational expenditures to decrease our cash usage.

In December 2003, WorldGate reached agreement with Mototech, Inc. (not an affiliate of Motorola) for the purchase of 625,000 shares of newly issued common stock at $0.80 per share, in return for future design and engineering services by Mototech. WorldGate had previously contracted with Mototech to assist the Company with the design and volume manufacture of WorldGate’s Ojo personal video phone. The purchase price for these shares has been fully paid as of December 31, 2004 by an equivalent reduction in the development and initial procurement payments that would otherwise be due to Mototech. The value of this transaction was $600 (based on the closing stock price of $0.96 on the date of the transaction) of which $200 was recorded as an expense for the year ended December 31, 2003 and $400 was expensed for the year ended December 31, 2004. Mototech is an affiliate of Accton Technology Group, a group of Taiwanese manufacturers that we believe are well-known in the electronics industry. Mototech currently manufactures and distributes a full range of high performance high speed data and computer networking products, including cable set top boxes, home gateways, wireless LANs, hubs, switches, routers, and other related products. In addition, in April 2004, Mototech invested $1,000 to purchase 666,666 shares of newly issued common stock at $1.50 per share.

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

The report of the independent registered public accounting firm for the year ended December 31, 2004 included an explanatory paragraph stating that our company has suffered recurring losses from operations and had a net accumulated deficiency of $218,000 that raised substantial doubt about our company’s ability to continue as a going concern. No assurances can be given that the issues that led our auditors to this conclusion will be addressed or that our business will continue to operate as a going concern.

We are subject to complex and changing rules and regulations concerning corporate governance and financial accounting standards, which may affect our reported financial results or the way we conduct business, or our ability to ensure proper financial reporting and adequate internal controls.

The Sarbanes-Oxley Act, which was signed into law in October 2002, among other things, mandates that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements.  These rules, regulations and requirements have increased the scope, complexity, and cost of our corporate governance, reporting, and disclosure practices.  Furthermore, generally accepted accounting principles in the United Sates, including those affecting the accounting for complex financial transactions, have been the subject of change as well as frequent review and interpretation by the SEC, as well as by national and international accounting standards bodies.  Such changes, reviews and interpretations may have a significant effect on our reported results of operations, including the results of transactions entered into before the effective date of the changes.  For example, the Company has previously entered into various private placement transactions which included multiple types of securities for which the proper accounting treatment was subject to the correct analysis and interpretation of the applicable rules regulations and standards.  As a result of subsequent analysis the Company elected to file restatements of certain of its financial statements to correctly account for such securities.  The need for such restatements also led to the determination that the Company had a material weakness with respect to the reporting of complex transactions.  A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  To address this material weakness the Company engaged outside experts to provide counsel and guidance in areas where we cannot economically maintain the required expertise internally.  No assurance can be given, however, that such counsel and guidance will be sufficient to remedy this material weakness or to ensure that a future material misstatement may not occur within our financial statements.

Additionally, section 404 of the Sarbanes-Oxley Act of 2002 requires us to assess the design and effectiveness of our internal control systems effective December 31, 2005.  Our independent registered public accounting firm is required to render an attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting.  We must complete the documentation, evaluation and remediation of our systems of internal control.  The costs associated with such compliance are likely to be substantial and will negatively impact our financial results.  In addition, there is no assurance that we will be able to conclude that our systems are appropriately designed or effective, or that a material weakness will not be found in our internal controls over financial reporting, which could result in a material misstatement in the financial statements.

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

The Company’s failure to comply with certain covenants contained in agreements relating to its private placement of securities may have an adverse impact on the cash available to the Company.

We issued shares of our common and preferred stock, as well as warrants and additional rights to acquire our common stock, to certain institutional investors in private placement transactions in 2003 and 2004.  The various agreements providing for these private placement transactions included numerous provisions intended to protect such institutional investors.  For example, the Company is required to continually maintain effective registration statements permitting the investors to sell their shares of common stock.  Failure to comply with such requirements may result in damages to the investors and result in obligations to make cash payments to the investors.  The investors may also be entitled to receive more shares than originally allocated in the event the Company subsequently issues shares to other investors at a lower valuation than that afforded to the investors.  In addition, the investors may be entitled to receive cash payments instead of shares upon the redemption of certain securities in the event that certain defined events occur including a lapse in the registration statement, being delisted on certain specified exchanges, trading in the Company’s stock is suspended, or a change in control occurs with respect to the Company.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net accumulated deficiency of $218 million that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 Restatement No. 1 and Note 3 Restatement No. 2, of the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2004 and 2003.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
February 24, 2005 (except for Note 2 Restatement No. 1
as to which the date is August 24, 2005 and
Note 3 Restatement No. 2 as to which the date is January 10, 2006)

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

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in 3 to the financial statements, which appears in the financial statements included in the Company’s Form 10-K for the year ended December 31, 2002 and not presented herein, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3, which appears in the financial statements included in the Company’s Form 10-K for the year ended December 31, 2002 and not presented herein. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
February 14, 2003, except as to the discontinued operations described in Note 18 as to which the date is March 21, 2005.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	As of December 31
	2003 (Restated)	2004 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,365	$11,840
Trade accounts receivable less allowance for doubtful accounts of $381 at December 31, 2003 and $0 at December 31, 2004	135	0
Other receivables	11	28
Inventory	0	46
Prepaid and other assets	199	184
Total current assets	3,710	12,098
Property and equipment	2,605	3,530
Less: accumulated depreciation and amortization	(1,338)	(1,815)
Property and equipment, net	1,267	1,715
Deposits and other assets	140	9
Total assets	$5,117	$13,822

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$440	$222
Accrued expenses	594	951
Accrued compensation and benefits	238	540
Dividend payable on Preferred Stock	0	85
Detachable Warrants	0	5,583
Notes payable	0	37
Conversion option on Preferred Stock	0	8,612
Deferred revenues	0	369
Deferred rent credit	30	0
Total current liabilities	1,302	16,399
Deferred rent credit	135	0
Total liabilities	1,437	16,399

Commitments	0	0
Redeemable Preferred Stock; 7,550,000 shares authorized, 0 shares issued and outstanding at December 31, 2003, and 6,775,000 outstanding at December 31, 2004	0	2,995

Total Stockholders’ equity (deficiency):
Preferred Stock, $.01 par value, 5,950,000 shares authorized	0	0
Common Stock, $.01 par value; 80,000,000 shares authorized, 25,706,843 shares issued and outstanding at December 31, 2003 and 30,865,777 shares issued and outstanding at December 31, 2004	262	308
Additional paid-in capital	201,766	212,439
Unearned compensation	(400)	0
Accumulated deficit	(197,943)	(218,319)
Less Treasury Stock, at cost 500,000 and 0 shares as of December 31, 2003 and 2004, respectively	(5)	0
Total stockholders’ equity (deficiency)	3,680	(5,572)
Total liabilities and stockholders’ equity (deficiency)	$5,117	$13,822

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2004
		(Restated)	(Restated)
Revenues	$0	$0	$231
Cost of revenues	0	0	103
Gross margins	0	0	128
Engineering and development (excluding depreciation and amortization amounts of $0, $0, and $64, respectively)	0	3,000	4,001
Sales and marketing (excluding depreciation and amortization amounts of $0, $0 and $13, respectively)	0	466	1,362
General and administrative (excluding depreciation and amortization amounts of $0, $0 and $400, respectively)	0	2,331	4,675
Depreciation and amortization	0	0	477
Total expenses from continuing operations	0	5,797	10,515
Loss from operating activities of continuing operations	0	(5,797)	(10,387)
Interest and other income	0	0	1,023
Change in fair value of warrants and conversion options	0	0	(10,091)
Interest and other expense	0	0	(6)
Loss from continuing operations	0	(5,797)	(19,461)
(Loss) income from discontinued operations	(19,210)	(2,908)	36
Net loss	$(19,210)	$(8,705)	$(19,425)
Accretion on preferred stock and dividends	0	0	(951)
Net loss available to common stockholders	$(19,210)	$(8,705)	$(20,376)
Loss from continuing operations per common share (Basic and Diluted)	$0.00	$(0.25)	$(0.70)
(Loss) income from discontinued operations per common share (Basic and Diluted)	(0.81)	(0.12)	0.00
Net loss per common share (Basic and Diluted)	$(0.81)	$(0.37)	$(0.70)
Net loss available to common shareholders per common share (Basic and Diluted)	$(0.81)	$(0.37)	$(0.73)
Weighted average common shares outstanding (Basic and Diluted)	23,573,935	23,259,611	27,881,347

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
(DOLLARS AND SHARES IN THOUSANDS)

	Common Stock
			Additional	Warrants for		Unearned			Totals Stock
			Paid-In	Class A	Accumulated	Stock-based	Treasury Stock		holders’
	Shares	Amount	Capital (as restated)	Common Stock	Deficit (as restated)	Compensation	Shares	Amount	Equity
Balance at December 31, 2001	23,565	$236	$193,488	$1,911	$(170,028)	$(192)			$25,415
Authorization of deferred Compensation						192			192
Sale of Common Stock	13		15						15
Acquisition of Treasury Stock							(500)	$(5)	(5)
Other – includes partial Contractual Obligation termination of $801			888						888
Net Loss for the year					(19,210)				(19,210)
Balance at December 31, 2002	23,578	236	194,391	1,911	(189,238)	0	(500)	(5)	7,295
Remaining portion of unearned compensation to vendor						(400)			(400)
Non-cash stock based Compensation (as restated)			117						117
Issuance of Common Stock	2,629	26	2,175						2,201
Termination of Warrants			1,911	(1,911)
Other – includes final Contractual Obligation termination of $3,283			3,172						3,172
Net Loss for the year (as restated)					(8,705)				(8,705)
Balance at December 31, 2003 (as restated)	26,207	262	201,766	0	(197,943)	(400)	(500)	(5)	3,680
Authorization of earned compensation to vendor						400			400
Non-cash stock based Compensation (as restated)			608						608
Cancellation of Treasury Stock	(500)	(5)					500	5
Issuance of Common Stock	2,361	23	3,668						3,691
Exercise of Stock Options	446	4	809						813
Exercise of Warrants	2,352	24	5,588						5,612
Accretion on preferred stock and dividends					(951)				(951)
Net Loss for the year (as restated)					(19,425)				(19,425)
Balance at December 31, 2004 (as restated)	30,866	$308	$212,439	$0	$(218,319)	$0	$0	$0	$(5,572)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2004
		(As restated)	(As restated)
Cash flows from operating activities:
Net loss	$(19,210)	$(8,705)	$(19,425)
Income (loss) from discontinued operations	19,210	2,908	(36)
Adjustments to reconcile net loss to cash used in operating activities of continuing operations:
Depreciation and amortization	0	0	477
Non-cash stock based compensation to product development vendor	0	200	400
Change in fair value of warrants and conversion options	0	0	10,091
Non-cash stock based compensation	0	78	608
Changes in operating assets and liabilities:
Accounts receivable	0	0	(17)
Inventory	0	0	(46)
Prepaid and other assets	0	816	219
Accounts payable	0	184	(218)
Accrued expenses	0	374	357
Accrued compensation and benefits	0	501	302
Other	0	0	204
Net operating cash flow from continuing operations	0	(3,644)	(7,084)
Net operating cash flow from discontinued operations	(10,767)	(1,248)	135
Net cash used in operating activities	(10,767)	(4,892)	(6,949)

Cash flows from investing activities of continuing operations:
Capital expenditures from continuing operations	0	0	(925)
Net investing cash flow from discontinued operations	7,937	6,788	0
Net cash provided by (used in) investing activities	7,937	6,788	(925)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	0	1,490	2,813
Proceeds from the issuance of redeemable preferred stock	0	0	7,111
Proceeds from the exercise of stock options	0	0	813
Proceeds from the exercise of stock rights and warrants	0	0	5,612
Net cash provided by financing activities from continuing operations	0	1,490	16,349
Net financing cash flow from discontinued operations	63	(610)	0
Net cash provided by financing activities	63	880	16,349
Net (decrease) increase in cash and equivalents	(2,767)	2,776	8,475
Cash and cash equivalents, beginning of year	3,356	589	3,365
Cash and cash equivalents, end of year	$589	$3,365	$11,840

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

2.  Restatement No. 1

The Company has restated its financial statements for the year ended December 31, 2004 to include certain clarifications made in response to the SEC’s review of the Company’s registration statement on Form SB-2, as filed with the SEC on May 24, 2005, and annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 31, 2005.  These restatements include expanded explanations in the Notes to Consolidated Financial Statements of the Company’s accounting method and policy for redeemable preferred stock and warrants issued by the Company in a private placement in June 2004.

3. Restatement No. 2

The Company has restated its financial statements for the years ended December 31, 2004 and 2003 to amend and restate the accounting for the warrants and additional investments rights issued in a private placement of the Company’s common stock during the fourth quarter of 2003, and the first and fourth quarters of 2004.  These security components were originally treated as non-cash expenses and with this restatement are being restated as equity transactions.  There is no cash impact associated with these restatements. There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholders’ equity.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	As of December 31, 2004
Consolidated Balance Sheet	As previously reported	As restated

Accumulated deficit	$(219,743)	$(218,319)
Additional-paid-in capital	213,863	212,439
Total stockholders’ deficiency	(5,572)	(5,572)

	For the year ended December 31, 2004
Consolidated Statement of Operations	As previously reported	As restated

General and Administrative expenses-continuing operations	$5,399	$4,675
Total expenses-continuing operations	11,239	10,515
Net loss	(20,149)	(19,425)
Net loss applicable to common stockholders	(21,100)	(20,376)

Net loss per common share:
Basic	$(0.72)	$(0.70)
Diluted	(0.72)	(0.70)

	As of December 31, 2003
Consolidated Balance Sheet	As previously reported	As restated

Accumulated deficit	$(198,643)	$(197,943)
Additional-paid-in capital	202,466	201,766
Total stockholders’ equity	3,680	3,680

	For the year ended December 31, 2003
Consolidated Statement of Operations	As previously reported	As restated

General and Administrative expenses-continuing operations	$3,031	$2,331
Total expenses-continuing operations	6,497	5,797
Net loss	(9,405)	(8,705)

Net loss per share
Basic	$(0.40)	$(0.37)
Diluted	(0.40)	(0.37)

In addition, the Company has included restatements to reflect expanded clarifications on the preferred stock transaction the Company completed in June of 2004, liquidity and going concern considerations and changes to the Notes to Consolidated Financial Statements.

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

In December 2003 and January 2004, WorldGate received investments aggregating $3,100 by certain institutional investors. These investors purchased an aggregate of 3,000,000 shares of newly issued common stock. The investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock purchased by the investors in their investment, at the same price as their investment, and five-year warrants to purchase up to 30% of the common stock purchased by the investors in their investment, at an exercise price equal to a twenty-five percent premium to their purchase price for the investment. The purchase price for the 2,000,000 shares purchased in the December 2003 transactions were $0.80 per share, with the warrants having a $1.00 per share exercise price. The purchase price for the 1,000,000 shares purchased in the January 2004 transaction was $1.50 per share, with the warrants having a $1.875 per share exercise price. All additional investment rights associated with the December 2003 transaction were exercised during January and February of 2004, resulting in an incremental investment of $320. All additional investment rights associated with the January 2004 transaction were exercised in May 2004, resulting in an incremental investment of $300. A portion of the warrants and additional investment right warrants associated with the December 2003 and January 2004 transactions were exercised in December 2004, resulting in an incremental investment of $281.

In December 2003, WorldGate reached agreement with Mototech, Inc. (not an affiliate of Motorola) for the purchase of 625,000 shares of newly issued common stock at $0.80 per share, in return for future design and engineering services by Mototech. WorldGate had previously contracted with Mototech to assist the Company with the design and volume manufacture of WorldGate’s Ojo personal video phone. The purchase price for these shares has been fully paid as of December 31, 2004 by an equivalent reduction in the development and initial procurement payments that would otherwise be due to Mototech. The value of this transaction was $600 (based on the closing stock price of $0.96 on the date of the transaction) of which $200 was recorded as an expense for the year ended December 31, 2003 and $400 was expensed for the year ended December 31, 2004. Mototech is an affiliate of Accton Technology Group. Mototech currently manufactures and distributes a full range of high performance high speed data and computer networking products, including cable set top boxes, home gateways, wireless LANs, hubs, switches, routers, and other related products. In addition, in April 2004, Mototech invested $1,000 to purchase 666,666 shares of newly issued common stock at $1.50 per share.

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

In December 2004, WorldGate completed a private placement of 208,333 shares of our common stock to K. Y. Chou, President and General Manager of Mototech, at a sales price of $2.40 per shares, which resulted in additional gross proceeds to the Company of $500.  In connection with this placement the Company granted warrants to Mr. Chou to purchase up to 62,500 shares of our common stock at an exercise price of $2.88 per share.

The Company has $16,399 of liabilities and its assets are not pledged as collateral as of December 31, 2004. These liabilities include $14,280 related to the Company’s private placement of preferred stock (refer to Footnote 9), and $369 of advanced funds from Motorola for future shipments of video phones in conformity with the Agreement signed in April 2004.

Our Company has suffered recurring losses from operations and had a net accumulated deficiency of $218,000 as of December 31, 2004, and these issues raise substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include, inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $2,258 is required to be redeemed in December 2005, although this redemption can be made in common stock if certain conditions are met. We expect, based on our internal forecasts and assumptions relating to our operations (including among others, assumptions regarding our short term cash requirements and our projected revenue growth ) that we have sufficient cash on hand to meet our obligations for at least the next twelve months.

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

Our long term cash requirement obligations are primarily comprised of the items noted above. We have no long term debt and our contractual cash requirements and obligations existing beyond the next twelve months are comprised solely of operating lease commitments and redemption of preferred stock, which are not considered material.  We have limited capacity to further reduce our workforce and scale back on capital and operational expenditures to decrease our cash usage.

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

We also depend on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key components and services critical for the product we are developing in our video phone business. A formal relationship with Mototech, Inc. (not related to Motorola) has been established for the volume manufacture of Ojo. Mototech is currently the sole volume manufacturer of Ojo. Our agreement with Mototech allows either party to terminate the agreement with 90 days prior notice. If Mototech, Inc. or other providers of components and/or manufacturing services do not produce these components or provide their services on a timely basis, if the components or services do not meet our specifications and quality control standards, or if the components or services are otherwise flawed, we may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage our reputation and could adversely affect our operating results. As a result, we could lose potential customers and any revenues that we may have at that time may decline dramatically.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains cash balances at financial institutions, which at times exceed the $100 FDIC limit.

Inventories

Our inventory consists primarily of finished goods equipment to be sold to our customer. The cost is determined on an average cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. Any significant unanticipated changes in the factors noted above could have an impact on the value of our inventories and our reported operating results. With the current shift in focus to our new video phone business, our inventory balance of $1,668 consisted of $1,622 relating solely to our ITV business, which was fully reserved for at December 31, 2004, and $46 related solely to our new video phone business.

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

Goodwill

Goodwill in the amount of $3,608 was recorded in connection with the Company’s acquisition of Digital Video Art, Inc. (“DVA”) and represents the excess of cost over the fair value of net assets acquired. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This pronouncement changes the accounting for goodwill and intangible assets with indefinite lives from an amortized method to an impairment approach. SFAS No. 142 requires that goodwill and intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. The Company’s transitional impairment test, measured as of January 1, 2002, did not result in an impairment loss. However, as described in Note 6, an impairment of our goodwill was recorded in the second quarter of 2002.

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

Also as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale.  Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted.  As of  December 31, 2004, none of the warrants  had been exercised and 1,500,000 of the additional investment rights had been exercised.

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

Cost of Revenues

Cost of equipment product revenues reflects the purchase of video phones from the Company’s supplier Mototech (not an affiliate of Motorola).

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

Stock-Based Compensation (Restated)

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

At December 31, 2004, the Company had stock based compensation plans, which are described separately in Note 3. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock based compensation.  Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss would have been increased to the following pro forma amounts:

	Year Ended December 31
	2002	2003	2004
		(As restated)	(As restated)
Net loss	(19,210)	(8,705)	(19,425)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	192	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax of $0	(4,631)	(5,523)	(2,072)
Pro forma net loss	$(23,649)	$(14,228)	$(21,497)

Net loss per share:
Basic and diluted net loss—as reported	$(0.81)	$(0.37)	$(0.70)
Basic and diluted net—pro forma	$(1.00)	$(0.61)	$(0.77)

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, embedded derivatives, accounts receivable and accounts payable. The book value of cash and cash equivalents, accounts receivable, and accounts payable is considered to be representative of their fair value because of their short maturities. Embedded derivatives reported on the balance sheet as of December 31, 2004 are presented as a liability measured at fair value using the Black-Scholes option pricing model (refer to Footnote No. 9, “Redeemable Preferred Stock”).

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

Accounts receivables consisted of receivables from cable operators in 2003. In 2004, accounts receivable consists of receivables with our video phone distribution partner. Due to the credit worthiness of the distribution partner, and its financial payment history with the Company, no allowance for potential credit losses was recorded as of December 31, 2004. In 2003, a significant portion of our revenues from discontinued operations were generated from outside the U.S. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. In 2003, the Company established allowances for potential credit losses and such losses did not exceed management expectations.

Sales to major customers, in excess of 10% of total revenues and accounts receivables, were as follows for each of the years ended December 31 (years 2002 and 2003 percentages were from discontinued operations, there were no continuing operation sales in 2002 and 2003):

	Sales			Accounts Receivable
Customer	2002	2003	2004	2003	2004

A	84%	48%	0	0	0
B	0	0	100%	0	0
C	0	3%	0	36%	0

As of December 31, 2004, Mototech (not an affiliate of Motorola) is the sole volume manufacturer of Ojo video phones to the Company.  A formal relationship had been established with Mototech, Inc. in 2003.  Mototech, Inc. is a Taiwanese manufacturer and distributor of high performance, high speed data and computer networking products.  Mototech, Inc. is an affiliate of the Accton Technology Group, a group of Taiwanese manufactures that we believe are well-known in the electronics industry (refer to the “Operations and Liquidity” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operartions”).

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

5.  Inventories

Inventories as of December 31, 2003 and 2004 are summarized as follows:

	2003	2004
Raw material (from discontinued operations)	$1,622	$1,622
Finished goods (from continuing operations)	0	46
Total Inventory	1,622	1,668
Inventory Reserve	(1,622)	(1,622)
Inventory, net	$0	$46

During the year ended December 31, 2003, as a response to the continued slow economy, turmoil in the cable industry and the Company’s slower than expected deployment of WorldGate’s ITV products and services, the Company periodically re-evaluated its inventory and determined that it was in excess of foreseeable needs and should be resold. The carrying values of the inventory that were identified to be used in operations were written down to market value. Total charges to reduce the carrying amount of inventory to the lower of cost of market was $3,037 for the year ended December 31, 2003. These charges are included in the “Income (loss) from discontinued operations “ line item on the consolidated statements of operations. There were no further reduction of inventory values to market values in 2004.

6.  Property and Equipment

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

7.  Goodwill

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

8.  Financing Agreements

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

9.  Income Taxes (Restated)

The significant components of deferred tax assets at December 31, 2003 and 2004 are as follows:

	2003	2004
	(As restated)	(As restated)
Federal tax loss carryforward	$60,734	$64,993
State tax loss carryforward	8,273	10,354
Property and equipment	688	157
Research and experimentation credit	2,637	2,739
Officers’ compensation, accrued expenses and other	132	469
Bad debt expense	154	0
	72,618	78,712
Less: valuation allowance	(72,618)	(78,712)
	$0	$0

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

At December 31, 2004, the Company had a net operating loss carryforward of approximately $191,154 for federal tax purposes, expiring between 2012 and 2024 if not utilized. The net operating loss carryforward for state tax purposes is approximately $103,640, which will expire in 2024. These carryforwards may be applied as a reduction to future taxable income of the Company, if any. The state net operating loss carryforwards are limited by state tax law to a maximum utilization of $2,000 per year. The Company also has federal and state research and experimentation credit carryforwards of approximately $2,739 and $52, respectively. The federal research and experimentation credit carryforwards expire between 2012 and 2024 and the state research and experimentation credit carryforward expires 2017. The Company’s ability to utilize its net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior or future changes in ownership and tax law as defined under Section 382 of the Internal Revenue Code of 1986. Such limitations are based on the market value of the Company at the time of ownership change multiplied by the long-term exempt note supplied by the Internal Revenue Service.

10.  Stockholders’ Equity (Deficiency) (Restated)

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

Also as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale.  Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted.  As of  December 31, 2004, none of the warrants  had been exercised and 1,500,000 of the additional investment rights had been exercised.

In November and December 2004, 775 preferred shares were converted to common stock, and in December 2004 and February 2005, 1,606,383 additional investment rights were exercised, resulting in an incremental investment of $5,044.  Of the 7,550 preferred shares issued under this private placement, 6,775 shares remain outstanding as of  December 31, 2004..

With respect to the Company’s accounting for the preferred stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential failure in the Company’s ability to maintain an effective registration statement. Furthermore, the actual number of shares of common stock required to satisfy redemption is based upon the market value of the common stock at the time of the redemption, which cannot be predicted. Accordingly, the Company has classified the preferred stock as temporary equity and the value ascribed to the redeemable preferred stock upon initial issuance, i.e. at June 23, 2004, was the amount received in the transaction minus the fair value ascribed to the conversion options and warrants. The initial value of the redeemable preferred stock is accreted up to the redemption value (the amount received in the transaction) over the future relevant periods using the interest method. The value of the redeemable preferred stock at December 31, 2004 was $2,995.

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

The terms of the five-year warrants include cash penalty provisions in the event that the Company fails to meet its obligations to deliver registered shares to the warrant holder upon exercise and an anti-dilution provision that could result in a variable number of shares to be issued upon warrant exercise. Additionally, the terms and conditions of the warrants provide for net settlement via cashless exercise whereby the shares delivered to the warrant holder would be readily convertible to cash  In accordance with EITF 00-19 and given the terms and conditions of the warrants as outlined above, the Company has classified the warrants as a liability on its balance sheet measured at fair value using the Black-Scholes option pricing model.

The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. Both the warrants and conversion options are valued using the Black-Scholes valuation model.  Actual period close common stock prices, applicable volatility rates, and the period close risk-free interest rate for the instrument’s expected remaining life (continuously compounded), are the key assumptions used in the valuation calculation. The WorldGate share price changed from $1.67 per share as of September 30, 2004 to $4.99 per share at December 31, 2004 making the warrants and preferred stock conversion elements more valuable, and therefore more costly relative to their strike price. The result was a $12,100 non cash loss for the quarter ended December 31, 2004 and a $10,100 gain for the year ended December 31, 2004.

Warrants- Restated

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

In April and September 2004 we issued warrants to purchase shares of our common stock, with the April warrants having an exercise price of $1.4375 per share and the September warrants having an exercise price of $1.75 per share. Included with General and Administrative expenses in September 2004 were $606 of expenses relating to the valuation of these warrants. This valuation was determined by using the Black-Scholes fair value option model. The following assumptions were used: expected volatility of 65%; average risk-free interest rate of 3.43 percent; dividend yield of 0%; and an expected life of 5.0 years.

In connection with the June 2004 private placement  the Company issued five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale.  Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted.  As of  December 31, 2004, none of the warrants  had been exercised and 1,500,000 of the additional investment rights had been exercised.

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

Included with General and Administrative expenses in 2003 and 2004 were $117 and $608, respectively, of expenses relating to the valuation of warrants and options issued in 2003 and

2004 for investment advice and services. These valuations were determined by using the Black-Scholes fair value option valuation model. The following assumptions were used for the warrants: expected volatility of 100% for 2003 and 65% for 2004; average risk-free interest rates of 1.0% for 2003 and 3.20% for 2004; dividend yields of 0% and 0%; and expected lives of up to 5.0 years for both valuations.  For the twelve months ended December 31, 2003, we recorded $77 of expense to continuing operations. Included in discontinued operations was $40 of non cash expense.

In December 2004, WorldGate completed a private placement of 208,333 shares of our common stock to K. Y. Chou, President and General Manager of Mototech, at a sales price of $2.40 per shares, which resulted in additional gross proceeds to the Company of $500.  In connection with this placement the Company granted warrants to Mr. Chou to purchase up to 62,500 shares of our common stock at an exercise price of $2.88 per share.

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

A summary of the Company’s stock plan is presented below:

	Stock Options	Weighted-Average Exercise Price

Outstanding, December 31, 2002	2,715,197	$3.57

Granted	2,115,452	$0.48
Exercised	—	—
Cancelled/forfeited	(709,746)	$2.50
Outstanding, December 31, 2003	4,120,903	$2.17

Granted	1,171,250	$1.95
Exercised	(446,203)	$2.39
Cancelled/forfeited	(309,273)	$5.57
Outstanding, December 31, 2004	4,536,677	$1.87

The following table summarizes information about stock options outstanding at December 31, 2004:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.26 - $0.39	320,225	8.17	$0.37	77,969	$0.37
$0.40 - $0.59	1,336,742	8.75	0.54	456,617	0.55
$0.60 - $0.89	14,666	4.07	0.66	14,666	0.66
$0.90 - $1.34	779,500	8.97	1.06	9,750	1.17
$.1.35 - $2.01	549,688	7.16	1.76	397,325	1.82
$2.02 - $3.02	966,505	6.65	2.58	771,202	2.66
$3.03 - $4.53	383,851	8.23	4.41	118,601	4.37
$4.54 - $6.80	101,914	5.94	6.34	101,914	6.34
$6.81 - $10.20	40,000	6.13	8.25	30,000	8.25
$10.21 - $15.30	0	0	0	0	0
$15.31 - $22.95	38,949	5.05	20.27	38,949	20.27
$22.96 - $34.43	4,286	5.51	28.59	4,286	28.59
$34.44 - $41.13	351	4.97	41.10	351	41.10
	4,536,677	7.91	$1.93	2,021,630	$2.67

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

11.  Net Loss Per Share (Restated)

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Years Ended December 31
	2002	2003	2004
		(as restated)	(as restated)
Loss from continuing operations	$0	$(5,797)	$(19,461)
(Loss) income from discontinued operations	(19,210)	(2,908)	36
Net loss	(19,210)	(8,705)	(19,425)
Accretion on preferred stock and dividends	0	0	(951)
Net loss available to common shareholders	$(19,210)	$(8,705)	$(20,376)

Basic and diluted loss per average common share:
Weighted average shares outstanding	23,573,935	23,259,611	27,881,347

Loss from continuing operations	$0.00	$(0.25)	$(0.70)
(Loss) income from discontinued operations	(0.81)	(0.12)	0.00
Net loss	$(0.81)	$(0.37)	$(0.70)
Net loss available to common shareholders	$(0.81)	$(0.37)	$(0.73)

12.  Commitments and Contingencies

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

13.  Significant Agreements and Transactions

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

On April 28, 2004, we entered into a six-year distribution agreement with Motorola, Inc. for the marketing and distribution of our Ojo video phone. This agreement provides for Motorola to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be Motorola’s exclusive supplier of its broadband video phone products.  After a period of eighteen months following the commercial availability of the Ojo video phone this mutual exclusivity will terminate unless Motorola elects to continue the mutual exclusivity after having achieved certain minimum sales targets for the Ojo video phone.  Motorola may, however, at its option, elect to terminate this mutual exclusivity at any time.  In the event mutual exclusivity terminates or is terminated, then for a twelve month period thereafter, WorldGate will continue to be Motorola’s exclusive supplier of broadband video phones, but will be free to sell video phone products to customers other than certain defined Motorola accounts.  During this twelve month period, Motorola has a right of first refusal to accept and fill any orders for video phone products that WorldGate obtains from non-Motorola accounts, and is obligated to use good faith efforts to solicit and accept product orders from Motorola accounts in a commercially reasonable manner.  During any period of exclusivity under this agreement we are reliant upon Motorola and its distribution partners, including, for example, wholesalers, retailers and service providers, to provide the worldwide sales and distribution of the Ojo video phone. Although the agreement requires Motorola to provide for certain marketing and promotional activities for the Ojo video phone, there are no required sales quotas for the agreement to remain in effect, and Motorola controls the volume of products being distributed by our company.  Neither party can terminate the agreement except in cases of uncured breaches of the agreement or as a result of insolvency events suffered by the other party.  If Motorola and its partners are not successful, or if their activities do not lead to significant sales of our product, our operating results will be adversely affected, our revenue could be significantly reduced and we could lose potential customers.  In connection with our agreement with Motorola, our company has issued a warrant to purchase 300,000 shares of WorldGate common stock, which we issued simultaneously with the execution of the agreement in April 2004, and a second warrant for 300,000 shares issued upon the delivery to Motorola of acceptable prototypes for the product. Additionally, we agreed to issue warrants to purchase up to an additional 1,650,000 shares of our common stock, upon the achievement of certain sales milestones, at an exercise price based upon the average closing sales price of our common stock during the 20 day period preceeding the issuance of each warrant.

14.  TVGateway Joint Venture and Related Cable Operator Agreements

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

Supplemental Quarterly Data (unaudited) - Restated

The Company has restated its financial statements for the years ended December 31, 2004 and 2003 to amend and restate the accounting for the warrants and additional investments rights issued in a private placement of the Company’s common stock during the fourth quarter of 2003, and the first and fourth quarters of 2004.  These security components were originally treated as non-cash expenses and with this restatement are being restated as equity transactions.

	First	Second	Third	Fourth
	(dollars in thousands other than per share amounts)

2004
Net revenues	$0	$0	$106	$125
Loss from continuing operations	(2,130)	(1,951)	(1,517)	(13,863)
Income from discontinued operations	22	7	7	0
Net loss	(2,108)	(1,944)	(1,510)	(13,863)
Accretion on preferred stock and dividends	0	(31)	(400)	(520)
Net loss available to common shareholders	(2,108)	(1,975)	(1,910)	(14,383)
Basic and diluted loss from continuing operations per common share	(0.08)	(0.07)	(0.06)	(0.49)
Basic and diluted income (loss) from discontinued operations per common share	0.00	0.00	0.00	0.00
Basic and diluted net loss per common share	(0.08)	(0.07)	(0.06)	(0.49)
Basic and diluted net loss available to common shareholders per common share	(0. 08)	(0.07)	(0.07)	(0.51)

2003
Net revenues	$0	$0	$0	$0
Loss from continuing operations	(813)	(1,372)	(1,652)	(1,959)
(Loss) income from discontinued operations	(1,072)	(1,627)	1,755	(1,965)
Net (loss) income	(1,885)	(2,999)	103	(3,924)
Net (loss) income available to common shareholders	(1,885)	(2,999)	103	(3,924)
Basic and diluted loss from continuing operations per common share	(0.03)	(0.06)	(0.07)	(0.08)
Basic and diluted (loss) income from discontinued operations per common share	(0.05)	(0.07)	0.07	(0.08)
Basic and diluted net (loss) income per common share	(0.08)	(0.13)	0.00	(0.16)
Basic and diluted net (loss) income available to common
shareholders per common share	(0.08)	(0.13)	0.00	(0.16)

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

Based on that evaluation, our chief executive officer and chief financial officer determined that we have a material weakness (as defined under the standards established by the American Institute of Certified Public Accountants) that exists with respect to our reporting of complex transactions. As a result of this material weakness, on November 17, 2004 we restated  our financial statements in our quarterly reports for 2004 and this annual report.

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

•	no such suspension, revision, termination or amendment may, without the consent of a participant, reduce the part icipant’s rights under any outstanding award.

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

Options/SAR Grants in Last Fiscal Year

	Individual Grants
	Number of Securities Underlying Options/ SARs Granted	% of Total Options/ SARs Granted to Employees in	Exercise or Base Price		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	(#)	Fiscal Year	($/SH)	Expiration Date	5%($)	10%($)
Hal M. Krisbergh	—	—	—	—	—	—
Richard Westerfer	200,000	17.1	1.06	1/1/14	133,494	338,398
	25,000	2.1	4.43	12/22/14	69,738	176,781
Randall J. Gort	200,000	17.1	1.06	1/1/14	133,494	338,398
	22,250	2.1	4.43	12/22/14	62,764	159,103
Joel Boyarski	175,000	14.9	1.06	1/1/14	116,807	296,098
	20,000	1.7	4.43	12/22/14	55,791	141,425
James McLoughlin	175,000	14.9	1.06	1/1/14	116,807	296,098
	20,000	1.7	4.43	12/22/14	55,791	141,425

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
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.  Financial Statement Schedule

WORLDGATE COMMUNICATIONS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions Credited to Costs and Expenses	Balance at end of Year
	($000 Omitted)
Allowance for doubtful accounts:
Year ended December 31, 2002	996	628	(28)	1,596
Year ended December 31, 2003	1,596	651	(1,866)	381
Year ended December 31, 2004	381	0	(381)	0
Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2002	61,350	8,144		69,494
Year ended December 31, 2003 (as restated)	69,494	3,124		72,618
Year ended December 31, 2004 (as restated)	72,618	7,094		78,712

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

10.5	1996 Stock Option Plan (3)
10.6	2003 Equity Incentive Plan(10)
10.7	Amended and Restated Securities Purchase Agreement dated as of December 4, 2003, by and between the Company and the Purchasers (as defined therein) (5)
10.8	Securities Purchase Agreement dated as of January 20, 2004 by and between the Company and the Purchasers (as defined therein) (7)
10.9	Securities Purchase Agreement dated as of June 24, 2004 by and between the Company and the Investors (as defined therein) (8)
21	Subsidiaries**
23.1	Consent of PricewaterhouseCoopers LLP*
23.2	Consent of Grant Thornton LLP*
24	Power of Attorney**
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

**	Previously filed
*	Filed herewith
(1)	Incorporated by reference to the exhibits to our Registration Statement on Form S-1/A as filed on April 7, 1999 (Registration No. 333-71997).
(2)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended March 31, 1999.
(3)	Incorporated by reference to the exhibits to our Form 10-K/A Report for the fiscal year ended December 31, 2000, as filed on August 17, 2001.
(4)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 2, 2003.
(5)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 4, 2003.
(6)	Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on 12/24/03 (Registration No. 333-111571).
(7)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed January 21, 2004.
(8)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed June 25, 2004.
(9)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed July 13, 2004.
(10)	Incorporated by reference to the exhibits to the Company’s Proxy Statement to shareholders filed September 3, 2004.
(11)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended September 30, 2004, as filed on November 17, 2004.
(12)	Incorporated by reference to the exhibits to our Form 10-K Report for the fiscal year ended December 31, 2003, as filed on March 31, 2005.
(13)	Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on May 24, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Date: January 23, 2006	By:	/s/ HAL M. KRISBERGH
Hal M. Krisbergh
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ HAL M. KRISBERGH	Chairman of the Board and Chief Executive Officer
Hal M. Krisbergh	(Principal Executive Officer)	January 23, 2006

/s/ RANDALL J. GORT, ATTORNEY-IN-FACT
Joel Boyarski	Vice President and Chief Financial Officer	January 23, 2006
(Principal Financial and Accounting Officer)

/s/ RANDALL J. GORT, ATTORNEY-IN-FACT
Steven C. Davidson	Director	January 23, 2006

/s/ RANDALL J. GORT, ATTORNEY-IN-FACT
Martin Jaffe	Director	January 23, 2006

/s/ RANDALL J. GORT, ATTORNEY-IN-FACT
Clarence L. Irving, Jr.	Director	January 23, 2006

/s/ RANDALL J. GORT, ATTORNEY-IN-FACT
Jeff Morris	Director	January 23, 2006

/s/ RANDALL J. GORT, ATTORNEY-IN-FACT		January 23, 2006
Lemuel Tarshis	Director

Exhibit Index

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (11)
3.2	Amended and Restated Bylaws (2)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 18, 2004 (11)
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 24, 2004 (11)
4.1	Form of Warrant issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003) (4)
4.2	Form of Additional Investment Right issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003) (4)
4.3	Form of Warrant issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004) (7)
4.4	Form of Additional Investment Right dated issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004) (7)
4.5	Form of Series A Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004) (8)
4.6	Form of Series B Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors) (8)
4.7	Form of Series C Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors) (8)
4.8	Form of Warrant issued by the Company to Mr. K.Y.Chou (13)
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

10.5	1996 Stock Option Plan (3)
10.6	2003 Equity Incentive Plan(10)
10.7	Amended and Restated Securities Purchase Agreement dated as of December 4, 2003, by and between the Company and the Purchasers (as defined therein) (5)
10.8	Securities Purchase Agreement dated as of January 20, 2004 by and between the Company and the Purchasers (as defined therein) (7)
10.9	Securities Purchase Agreement dated as of June 24, 2004 by and between the Company and the Investors (as defined therein) (8)
21	Subsidiaries**
23.1	Consent of PricewaterhouseCoopers LLP*
23.2	Consent of Grant Thornton LLP*
24	Power of Attorney**
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

**	Previously filed
*	Filed herewith
(1)	Incorporated by reference to the exhibits to our Registration Statement on Form S-1/A as filed on April 7, 1999 (Registration No. 333-71997).
(2)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended March 31, 1999.
(3)	Incorporated by reference to the exhibits to our Form 10-K/A Report for the fiscal year ended December 31, 2000, as filed on August 17, 2001.
(4)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 2, 2003.
(5)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 4, 2003.
(6)	Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on 12/24/03 (Registration No. 333-111571).
(7)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed January 21, 2004.
(8)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed June 25, 2004.
(9)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed July 13, 2004.
(10)	Incorporated by reference to the exhibits to the Company’s Proxy Statement to shareholders filed September 3, 2004.
(11)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended September 30, 2004, as filed on November 17, 2004.
(12)	Incorporated by reference to the exhibits to our Form 10-K Report for the fiscal year ended December 31, 2003, as filed on March 31, 2005.
(13)	Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on May 24, 2005.