Form 10-Q/A
period 2005-03-31
WORLDGATE COMMUNICATIONS INC
filed 2006-01-24
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

AMENDMENT NO. 2

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

EXPLANATORY NOTE

.

WorldGate Communications, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2005 (the “Original Filing”) and as first amended on August 30, 2005 (the “Amended Filing”).  The purpose of this Amendment No. 2 is to amend and restate Part I, Item 1 and Item 2 which set forth the accounting for the warrants and additional investments rights issued in private placements of the Company’s common stock during the fourth quarter of 2003 and the first and fourth quarters of 2004.  These security components were originally treated as non-cash expenses and with this amendment are being restated as equity transactions. Accordingly, changes have been made to the applicable line items associated with additional paid-in capital, accumulated deficit, general and administrative costs, net income (loss) and net income (loss) per common share.  In addition, Part I, Item 1 and Item 2 has been amended and restated to reflect certain clarifications made in response to the SEC’s comments as raised in its review of the Company’s registration statement on Form SB-2/A, as filed with the SEC on August 30, 2005, and annual report on Form 10-K/A for the year ended December 31, 2004, as filed with the SEC on August 30, 2005. Finally the certifications attached as Exhibits 31.1, 31.2, 32.1 and 32.2 have been updated to reflect the filing date of this amendment and interim changes in the regulations applicable to these certifications.  Except as described above, no additions or modifications have been made to this Amendment No. 2 to reflect facts or events occurring subsequent to the date of the Original Filing or the Amended Filing.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	As of March 31,	As of December 31,
	2005	2004
	(Unaudited)	(Audited)
	As restated	As restated
ASSETS
Current assets:
Cash and cash equivalents	$9,929	$11,840
Other receivables	12	28
Inventory, net	99	46
Prepaid and other assets	355	184

Total current assets	10,395	12,098

Property and equipment	3,609	3,530
Less: accumulated depreciation and amortization	(1,985)	(1,815)
Property and equipment, net	1,624	1,715
Deposits and other assets	9	9

Total assets	$12,028	$13,822

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$258	$222
Accrued expenses	841	951
Accrued compensation and benefits	241	540
Dividend payable on Preferred Stock	82	85
Detachable Warrants	3,527	5,583
Notes payable	0	37
Conversion option on Preferred Stock	5,417	8,612
Deferred revenues	190	369

Total liabilities	10,556	16,399

Commitments	0	0
Redeemable Preferred Stock; 6,675 shares outstanding at March 31, 2005, and 6,775 outstanding at December 31, 2004	3,382	2,995

Stockholders’ deficiency:
Preferred Stock, $.01 par value, 13,500,000 shares authorized; shares issued 7,550 at March 31, 2005 and December 31, 2004	0	0
Common Stock, $.01 par value; 80,000,000 shares authorized, 31,716,189 shares issued and outstanding at March 31, 2005 and 30,865,777 shares issued and outstanding at December 31, 2004	317	308
Additional paid-in capital	213,994	212,439
Accumulated deficit	(216,221)	(218,319)

Total stockholders’ deficiency	(1,910)	(5,572)

Total liabilities and stockholders’ deficiency	$12,028	$13,822

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands, Except per Share Amounts)

	Three Months ended March 31,
	2005	2004
		(As restated)
Revenues	$179	$0
Cost of revenues	125	0
Gross margins	54	0

Engineering and development (excluding depreciation and amortization amounts of $66, and $0, respectively).	1,305	800
Sales and marketing (excluding depreciation and amortization amounts of $8 and $0, respectively).	379	191
General and administrative (excluding depreciation and amortization amounts of $97 and $102, respectively).	847	1,044
Depreciation and amortization	171	102

Total expenses from continuing operations	2,702	2,137

Loss from operating activities of continuing operations	(2,648)	(2,137)
Interest and other income	66	7
Change in fair value of warrants and conversion options	5,176	0
Interest and other expense	0	(1)
Income (loss) from continuing operations	2,594	(2,131)

Income from discontinued operations	0	23
Net income (loss)	2,594	(2,108)
Accretion on preferred stock and dividends	(495)	0
Net income (loss) available to common stockholders	$2,099	$(2,108)

Income (loss) from continuing operations per common share:
Basic	$0.08	$(0.08)
Fully Diluted	$0.07	$(0.08)
Income from discontinued operations per common share:
Basic	$0.00	$0.00
Fully Diluted	$0.00	$0.00
Net income (loss) per common share:
Basic	$0.08	$(0.08)
Fully Diluted	$0.07	$(0.08)
Net income (loss) available to common shareholders per common share:
Basic	$0.07	$(0.08)
Fully Diluted	$0.05	$(0.08)
Weighted average common shares outstanding:
Basic	31,582,115	27,236,662
Fully Diluted	38,334,855	27,236,662

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months ended March 31,
	2005	2004
		(As restated)
Cash flows from operating activities:
Net income (loss)	$2,594	$(2,108)
Income from discontinued operations	0	(23)
Adjustments to reconcile net income (loss) to net operating cash flow from operating activities from continuing operations:
Depreciation and amortization	171	102
Change in fair value of warrants and conversion options	(5,176)	0
Non-cash stock based compensation	1	1
Changes in operating assets and liabilities:
Other receivable	16	0
Inventory	(53)	0
Prepaid and other assets	(209)	261
Accounts payable	36	(95)
Accrued expenses	(110)	111
Accrued compensation and benefits	(299)	(39)
Other	(179)	(7)
Net operating cash flow from continuing operations	(3,208)	(1,797)
Net operating cash flow from discontinued operations	0	57
Net cash used in operating activities	(3,208)	(1,740)

Cash flows from investing activities of continuing operations:
Capital expenditures	(80)	(8)
Net cash used in investing activities	(80)	(8)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	12	1,406
Proceeds from the exercise of stock options	204	105
Proceeds from the exercise of stock rights and warrants	1,161	320
Net cash provided by financing activities	1,377	1,831
Net (decrease) increase in cash and equivalents	(1,911)	83
Cash and cash equivalents, beginning of period	11,840	3,365
Cash and cash equivalents, end of period	$9,929	$3,448

Non-cash financing activities
Conversion of preferred stock to common stock	$100	$0

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

2.                                       Restatement

The Company has restated its financial statements for the three months ended March 31, 2005 to amend and restate the accounting for the warrants and additional investments rights issued in a private placement of the Company’s common stock during the fourth quarter of 2003, and the first and fourth quarters of 2004.  These security components were originally treated as non-cash expenses and with this restatement are being restated as equity transactions. There is no cash impact associated with these restatements. There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholders’ equity.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	As of March 31, 2005
Consolidated Balance Sheet	As previously reported	As restated

Accumulated deficit	$(217,645)	$(216,221)
Additional-paid-in capital	215,418	213,994
Total stockholders’ deficiency	(1,910)	(1,910)

	For the three months ended March 31, 2005
Consolidated Statement of Operations	As previously reported	As restated

Net income per common share
Basic	$0.07	$0.08
Diluted	0.07	0.07

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

3.                                       Liquidity and Going Concern Considerations Restated

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

The Company has $10,556 of liabilities and its assets are not pledged as collateral as of March 31, 2005. These liabilities include $9,026 related to the Company’s private placement of Preferred Stock, and $190 of advanced funds received from Motorola for future shipments of video phones in accordance with the Agreement signed in April 2004.

Our Company has suffered recurring losses from operations and had a net accumulated deficiency of $218,000 as of December 31, 2004, and these issues raise substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $2,225 is required to be redeemed in December 2005, although this redemption can be made in common stock if certain conditions are met. We expect, based on our internal forecasts and assumptions relating to our operations (including among others, assumptions regarding our short term cash requirements and our projected revenue growth) that we have sufficient cash on hand to meet our obligations for at least the next twelve months.

Our ability to generate cash is dependant upon the sale of our Ojo product and on obtaining cash through capital markets.  We expect to begin generating revenue from commercial shipment of our Ojo product in the second quarter of 2005 and we expect revenues to increase as the product continues to roll out to the marketplace. This increased level of sales activity is projected to have a positive impact on our cash flows from operations, which will support our ability to meet our obligations beyond the next twelve months. Given that our video phone business involves the development of a new product line with no market penetration, in an undeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize.

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

Also as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale.  Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted.  As of March 31, 2005, 31,915 warrants exercisable at $2.69 had been exercised and 31,915 warrants exercisable at $3.14 had been exercised, all in the quarter ending March 31, 2005.  All of the additional investment rights had been exercised as of March 31, 2005 with 106,383  being exercised in the quarter.

In first quarter 2005, 100 preferred shares were converted to common stock. Of the 7,550 preferred shares issued under this private placement, 6,675 shares remain outstanding as of March 31, 2005.

With respect to the Company’s accounting for the Preferred Stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential failure in the Company’s ability to maintain an effective registration statement. Furthermore, the actual number of shares of common stock required to satisfy redemption is based upon the market value of the common stock at the time of the redemption, which cannot be predicted. Accordingly, the Company has classified the Preferred Stock as temporary equity and the value ascribed to the redeemable preferred stock upon initial issuance,

i.e., at June 23, 2004, was the amount received in the transaction minus the fair value ascribed to the conversion options and warrants. The initial value of the redeemable preferred stock is accreted up to the redemption value (the amount received in the transaction) over the future relevant periods using the interest method.  The value of the redeemable preferred stock at March 31, 2005 was $3,382.

The terms of the Preferred Stock include certain conversion options that represent derivative financial instruments under paragraph 12 of SFAS No. 133 and thus were separated from the Preferred Stock and valued using the Black-Scholes option pricing model.  The conversion options include certain provisions that could result in a variable number of shares to be issued upon conversion, adjustment to the strike price at which conversion shares will be determined, or the requirement for the Company to settle the conversion options in cash.  EITF 00-19, “Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, state that if the conversion options require net cash settlement in the event of circumstances that are not solely within the Company’s control they should be classified as a liability measured at fair value on the balance sheet.

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

The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. Both the warrants and conversion options are valued using the Black-Scholes valuation model. Actual period close common stock prices, applicable volatility rates, and the period close risk-free interest rate for the instrument’s expected remaining life (continuously compounded), are the key assumptions used in the valuation calculation. The WorldGate share price changed from $4.99 per share as of December 31, 2004 to $3.90 per share at March 31, 2005 making the warrants and preferred stock conversion elements less valuable, and therefore less costly, relative to their strike price. The result was a $5,200 non cash gain for the quarter ended March 31, 2005.

4.                                       Recent Accounting Pronouncement.

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

5.                                       Inventories.

Inventories as of March 31, 2005 and December 31, 2004 are summarized as follows:

	March 31, 2005	December 31, 2004
Raw material (from discontinued operations)	$1,622	$1,622
Finished goods (from continuing operations)	99	46
Total Inventory	1,721	1,668
Inventory Reserve	(1,622)	(1,622)
Inventory, net	$99	$46

6.                                       Stock-Based Compensation (Restated).

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

	For the Three Month Period Ended March 31,
	2005	2004
		(As restated)
Net income (loss)	2,594	(2,108)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax of $0	(194)	(2,249)
Pro forma net income (loss)	$2,400	$(4,357)
Net income (loss) per share:

Net income (loss):
Basic	$0.08	$(0.08)
Fully Diluted	$0.07	$(0.08)
Net income (loss)— pro forma:
Basic	$0.08	$(0.16)
Fully Diluted	$0.06	$(0.16)

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

8.                                       Net Income (Loss) per Share.

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

9.             Revenue recognition

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

10.           Risks and uncertainties

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

Three Months Ended March 31, 2005 and March 31, 2004 (Restated)

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

General and Administrative — as restated.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees.  General and administrative expenses were $847 for the three months ended March 31, 2005, compared with $1,044 for the three months ended March 31, 2004. This decrease of $197, or 19%, is primarily attributable to certain non-recurring expenses incurred during the three months ended March 31, 2004 that were not incurred during the three months ended March 31, 2005. These expenses consisted of an expense for sales taxes of $125, and a $242 reduction in rent expense from the $303 recorded during the three months ended March 31, 2004 to $61 recorded for the three months ended March 31, 2005.  These decreases were offset by increases in professional fees of $125 and compensation costs of $50 for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004.

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

Change in the Fair Value of Warrants and Conversion Options.  The warrants and conversion options are considered embedded derivative instruments under SFAS No. 133, paragraph 11a, and are classified as liabilities.  The company identifies and measures these derivatives under the fair value method at the end of each quarter, and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.  The warrants and conversion options are valued using the Black-Scholes valuation model.  Actual period close common stock prices, applicable volatility rates, and the period close risk-free interest rate for the instrument’s expected remaining life (continuously compounded), are the key assumptions used in the valuation calculation.  The WorldGate share price changed from $4.99 per share at December 31, 2004 to $3.90 as of March 31, 2005, making the embedded warrants and preferred stock conversion elements less valuable, and therefore less costly, relative to their strike price. The result was the $5,176 non cash gain for the quarter ended March 31, 2005.  Also, it is important to note that these periodic marked to market addition to or deduction from earnings has no cash effect over the life of the instruments, with the cumulative non-cash mark-to-market adjustments of gains and losses offsetting and netting to $0.

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

With the private placement of our common stock in January 2004, which provided proceeds of $1,500, the private placement of our common stock in April 2004 providing proceeds of $1,000, the June 2004 private placement of our redeemable preferred stock providing proceeds of $7,550, the December 2004 private placement of common stock of $500, the exercise of additional investment rights and warrants of $6,800 in January, February, May and December 2004 and January, February and April 2005, and the exercise by employees and former employees of options throughout 2004 and January and February 2005 providing aggregate proceeds of $900; we project we will have sufficient funding to continue operations through 2005, without additional financing, and assuming no impact from sales. We do however have an obligation to pay dividends on, as well as to redeem, our outstanding Preferred Stock upon maturity, or at the earlier option of a holder of these securities. Under certain limited circumstances we may be forced to make such payments and redemptions with cash instead of shares of our common stock. In such event our ability to fund continuing operations would be negatively impacted.

The report of the independent registered public accounting firm for the year ended December 31, 2004 included an explanatory paragraph stating that our Company had suffered recurring losses from operations and had a net accumulated deficiency of $218,000, and that these issues raised substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $2,225 is required to be redeemed in December 2005, although this redemption can be made in common stock if certain conditions are met. We expect, based on our internal forecasts and assumptions relating to our operations (including among others, assumptions regarding our short term cash requirements and our projected revenue growth) that we have sufficient cash on hand to meet our obligations for at least the next twelve months.

Our ability to generate cash is dependant upon the sale of our Ojo product and on obtaining cash through capital markets.  We expect to begin generating revenue from commercial shipment of our Ojo product in the second quarter of 2005 and we expect revenues to increase as the product continues to roll out to the marketplace. This increased level of sales activity is projected to have a positive impact on our cash flows from operations, which will support our ability to meet our obligations beyond the next twelve months. Given that our video phone business involves the development of a new product line with no market penetration, in an undeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize.

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

Based on that evaluation, our chief executive officer and chief financial officer determined that we have a material weakness (as defined under the standards established by the American Institute of Certified Public Accountants) that exists with respect to our reporting of complex transactions. As a result of this material weakness, on November 14, 2004 we restated our financial statements in our annual and quarterly reports from our Form 10-Q for the quarter ended March 31, 2004 through this report.

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

(Dollar Amounts are in Thousands, Except per Share Amounts)

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 24, 2004, we completed a private placement that resulted in the issuance of 7,550 shares of preferred stock at a sale price of $1000 per share (which preferred stock is convertible into our common stock at a conversion price of $2.35 per share), five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share, and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. The June 2004 private placement resulted in gross proceeds to our Company of $7,550. From November 2004 through April 15, 2005, holders of the preferred stock from the June 24, 2004 private placement have converted 5,125 of their shares, resulting in the issuance of 2,180,851 shares of our common stock based upon the $2.35 conversion price. Furthermore, between January 2004 and April 18, 2005, the investors from the 2003 and 2004 private placements have exercised warrants and additional investment rights resulting in additional gross proceeds of approximately $7,089,000 and the issuance of 3,134,048 shares.

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