Form 10-Q/A
period 2005-06-30
WORLDGATE COMMUNICATIONS INC
filed 2006-01-24
CIK 1030058

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

EXPLANATORY NOTE

WorldGate Communications, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2005 (the “Original Filing”).  The purpose of this Amendment No. 1 is to amend and restate Part I, Item 1 and Item 2 which set forth the accounting for the warrants and additional investments rights issued in private placements of the Company’s common stock during the fourth quarter of 2003 and the first and fourth quarters of 2004.  These security components were originally treated as non-cash expenses and with this amendment are being restated as equity transactions.  Accordingly, changes have been made to the applicable line items associated with additional paid-in capital, accumulated deficit, general and administrative costs, net (loss) income and net (loss) income per common share.  In addition, Part I, Item 1 and Item 2 and Part II, Item 2 have been amended and restated to reflect certain clarifications made in response to the SEC’s comments as raised in its review of the Company’s registration statement on Form SB-2/A, as filed with the SEC on August 30, 2005, and annual report on Form 10-K/A for the year ended December 31, 2004, as filed with the SEC on August 30, 2005. Finally the certifications attached as Exhibits 31.1, 31.2, 32.1 and 32.2 have been updated to reflect the filing date of this amendment and interim changes in the regulations applicable to these certifications.  Except as described above, no additions or modifications have been made to this Amendment No. 1 to reflect facts or events occurring subsequent to the date of the Original Filing.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	As of June 30, 2005	As of December 31, 2004
	(Unaudited and as restated)	(Audited and as restated)

ASSETS
Current assets:
Cash and cash equivalents	$7,520	$11,840
Accounts Receivable	1,075	0
Other receivables	40	28
Inventory, net	1,004	46
Prepaid and other assets	354	184
Total current assets	9,993	12,098
Property and equipment	3,852	3,530
Less: accumulated depreciation and amortization	(2,157)	(1,815)
Property and equipment, net	1,695	1,715
Deposits and other assets	9	9
Total assets	$11,697	$13,822
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$1,971	$222
Accrued expenses	879	951
Accrued compensation and benefits	357	540
Dividend payable on Preferred Stock	30	85
Detachable Warrants	2,514	5,583
Notes payable	230	37
Conversion option on Preferred Stock	1,348	8,612
Deferred revenues	10	369
Total liabilities	7,339	16,399
Commitments	0	0
Redeemable Preferred Stock; 2,425 shares outstanding at June 30, 2005, and 6,775 outstanding at December 31, 2004	1,858	2,995

Stockholders’ equity (deficiency):
Preferred Stock, $.01 par value, 13,500,000 shares authorized; redeemable shares issued 7,550 at June 30, 2005 and December 31, 2004	0	0
Common Stock, $.01 par value; 80,000,000 shares authorized, 33,840,802 shares issued and outstanding at June 30, 2005 and 30,865,777 shares issued and outstanding at December 31, 2004	338	308
Additional paid-in capital	218,888	212,439
Accumulated deficit	(216,726)	(218,319)
Total stockholders’ equity (deficiency)	2,500	(5,572)
Total liabilities and stockholders’ equity (deficiency)	$11,697	$13,822

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands, Except per Share Amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
				(As restated)
Total Revenues	$1,789	$0	$1,967	$0
Less: Product Launch Discount	(390)	0	(390)	0
Net Revenue	1,399	0	1,577	0
Cost of revenues	1,266	0	1,390	0
Gross margins	133	0	187	0

Engineering and development (excluding depreciation and amortization amounts of $73 and $102 for the three months ended June 30, 2005 and 2004, respectively, and $139 and $204 for the six months ended June 30, 2005 and 2004, respectively)	1,373	799	2,679	1,599
Sales and marketing (excluding depreciation and amortization amounts of $10 and $0 for the three months ended June 30, 2005 and 2004, respectively, and $18 and $0 for the six months ended June 30, 2005 and 2004, respectively)	640	408	1,018	599
General and administrative (excluding depreciation and amortization amounts of $88 and $0 for the three months ended June 30, 2005 and 2004, respectively, and $185 and $0 for the six months ended June 30, 2005 and 2004, respectively)	887	1,001	1,734	2,044
Depreciation and amortization	171	102	342	204
Total expenses from continuing operations before interest, other income (expense), change in fair value of warrants and conversion options	3,071	2,310	5,773	4,446
Loss from continuing operations	(2,938)	(2,310)	(5,586)	(4,446)
Interest and other income	109	13	175	20
Change in fair value of warrants and conversion options	2,466	348	7,642	348
Interest and other expense	(3)	(2)	(3)	(3)
(Loss) income from continuing operations	(366)	(1,951)	2,228	(4,081)
Income from discontinued operations	0	7	0	29
Net (loss) income	(366)	(1,944)	2,228	(4,052)
Accretion on preferred stock and dividends	(139)	(31)	(635)	(31)
Net (loss) income available to common stockholders	$(505)	$(1,975)	$1,593	$(4,083)
(Loss) income from continuing operations per common share:
Basic	$(0.01)	$(0.07)	$0.07	$(0.15)
Fully Diluted	$(0.01)	$(0.07)	$0.06	$(0.15)
Income from discontinued operations per common share:
Basic	$0.00	$0.00	$0.00	$0.00
Fully Diluted	$0.00	$0.00	$0.00	$0.00
Net (loss) income per common share:
Basic	$(0.01)	$(0.07)	$0.07	$(0.15)
Fully Diluted	$(0.01)	$(0.07)	$0.06	$(0.15)
Net (loss) income available to common shareholders per common share:
Basic	$(0.02)	$(0.07)	$0.05	$(0.15)
Fully Diluted	$(0.02)	$(0.07)	$0.06	$(0.15)
Weighted average common shares outstanding:
Basic	33,546,229	27,898,268	32,569,598	27,380,133
Fully Diluted	33,546,229	27,898,268	38,432,028	27,380,133

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months ended June 30,
	2005	2004
		(As restated)
Cash flows from operating activities:
Net income (loss)	$2,228	$(4,052)
Income from discontinued operations	0	(29)
Adjustments to reconcile net income (loss) to net operating cash flow from operating activities from continuing operations:
Depreciation and amortization	342	204
Change in fair value of warrants and conversion options	(7,642)	(348)
Non-cash stock based compensation	0	1
Changes in operating assets and liabilities:
Accounts receivable	(1,075)	0
Other receivables	(12)	28
Inventory	(958)	0
Prepaid and other assets	60	247
Accounts payable	1,749	(294)
Accrued expenses	(72)	477
Accrued compensation and benefits	(183)	40
Other	(359)	285
Net cash used in continuing operations	(5,922)	(3,441)
Net cash provided by discontinued operations	0	46
Net cash used in operating activities	(5,922)	(3,395)
Cash flows from investing activities of continuing operations:
Capital expenditures	(322)	(30)
Net cash used in investing activities	(322)	(30)
Cash flows from financing activities of continuing operations:
Payment of Note Payable	(37)	0
Proceeds from issuance of common stock	21	2,509
Proceeds from issuance of redeemable preferred stock	0	7,111
Proceeds from the exercise of stock options	465	126
Proceeds from the exercise of stock rights and warrants	1,475	620
Net cash provided by financing activities	1,924	10,366
Net (decrease) increase in cash and equivalents	(4,320)	6,941
Cash and cash equivalents, beginning of period	11,840	3,365
Cash and cash equivalents, end of period	$7,520	$10,306
Cash paid for interest	$1	$2
Non-cash financing activities:
Conversion of preferred stock to common stock	$4,350	$0
Issuance of common stock for payment of dividend	$168	$0
Issuance of note payable to finance D & O insurance	$230	$256

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

2. Restatement

The Company has restated its financial statements for the six months ended June 30, 2005 to amend and restate the accounting for the warrants and additional investments rights issued in a private placement of the Company’s common stock during the fourth quarter of 2003, and the first and fourth quarters of 2004.  These security components were originally treated as non-cash expenses and with this restatement are being restated as equity transactions. There is no cash impact associated with these restatements. There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholders’ equity.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	As of June 30, 2005
Consolidated Balance Sheet	As previously reported	As restated

Accumulated deficit	$(218,150)	$(216,726)
Additional-paid-in capital	220,312	218,888
Total stockholders’ equity	2,500	2,500

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

3    Liquidity and Going Concern Considerations -Restated

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

In June 2004, WorldGate completed a private placement of 7,550 shares of its Preferred Stock at a stated value of $1,000 per share. The Preferred Stock has attached warrants and conversion options. Specifically, the holders of the Preferred Stock may convert their shares into our common stock at a conversion price of $2.35 per share. In addition, the Company may force conversion of the Preferred Stock into common stock if the Company achieves certain price targets for its common stock and satisfaction of certain other conditions. In either event the conversion price is subject to adjustment in the event the Company enters into another transaction which is dilutive to the subject transaction. As part of this transaction, the Company has also issued five-year warrants to purchase 1,606,383 shares of the Company’s common stock, one-half of the warrants at an exercise price of $2.69 per share and the remaining half at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share.  The preferred stock has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company’s option. The Preferred Stock has a staged maturity over three years with one-third of the preferred stock to be redeemed after 18 months, one-third after 24 months and one-third after 36 months, and may be redeemed at maturity in cash or, subject to certain conditions, through the issuance of common stock, at the Company’s option (with stock payments being made at the then current market price). Of the 7,550 preferred shares issued under this private placement, all but 2,425 shares have been redeemed as of June 30, 2005.

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

The Company had $7,339 of liabilities and its assets are not pledged as collateral as of June 30, 2005. These liabilities include $3,892 of dividends, detachable warrants and conversion options related to the Company’s private placement of Preferred Stock.

Our Company has suffered recurring losses from operations and had a net accumulated deficiency of $218,000 as of December 31, 2004, and these issues raise substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $808 is required to be redeemed in December 2005 and $808 in June 2006, although these redemptions can be made in common stock if certain conditions are met. We expect, based on our internal forecasts and assumptions relating to our operations (including among others, assumptions regarding our short term cash requirements and our projected revenue growth) that we have sufficient cash on hand to meet our obligations for at least the next twelve months.

Our ability to generate cash is dependant upon the sale of our Ojo product and on obtaining cash through capital markets.  We began generating revenue from commercial shipment of our Ojo product in April, 2005 and we expect revenues to increase as the product continues to roll out to the marketplace. This increased level of sales activity is projected to have a positive impact on our cash flows from operations, which will support our ability to meet our obligations beyond the next twelve months. Given that our video phone business involves the development of a new product line with no market penetration, in an undeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize.

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

4    Recent Accounting Pronouncement.

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

Subsequently, in April 2005, the SEC issued Release 2005-57, which allows companies to implement Statement No. 123 (R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 30, 2005 as disclosed in the original statement No. 123 (R) release in December 2004. We are currently evaluating the impact of this standard and its transitional alternatives.

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

5.                                       Inventories.

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

In June 2004, WorldGate completed a private placement of Preferred Stock. The Preferred Stock has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company’s option. The Preferred Stock has a staged maturity over three years with one-third of the Preferred Stock to be redeemed after 18 months, one-third after 24 months and one-third after 36 months, and may be redeemed at maturity in cash or, at the Company’s option, subject to certain conditions that may not be solely under the control of the Company, through the issuance of the number of shares of common stock determined by dividing the liquidation preference of the preferred shares by the then current market price.  If the effectiveness of the registration statement lapses, the Company ceases to be listed on certain specified exchanges and trading in the Company’s stock is suspended or a change in control occurs with respect to the Company, the Company may be required to settle redemption of the preferred stock with cash instead of its common shares.  Furthermore, since the market price of the Company’s common stock cannot be predicted, the actual number of shares of the Company’s common stock that will be required if a redemption is made through the issuance of common stock, can also not be predicted. Similarly the amount of the cash penalties may not be determinable until such time as the event triggering the cash payment is cured or removed.

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

Also as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale.  Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted.  As of June 30, 2005, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised.  All of the additional investment rights had been exercised as of June 30, 2005.

Of the 7,550 preferred shares issued under this private placement,  4,250 shares were redeemed in the quarter ended June 30, 2005  and all but 2,425 shares have been redeemed as of June 30, 2005.

With respect to the Company’s accounting for the Preferred Stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential failure in the Company’s ability to maintain an effective registration statement. Furthermore, the actual number of shares of common stock required to satisfy redemption is based upon the market value of the common stock at the time of the redemption, which cannot be predicted. Accordingly, the Company has classified the Preferred Stock as temporary equity and the value ascribed to the redeemable preferred stock upon initial issuance, i.e. at June 23, 2004, was the amount received in the transaction minus the fair value ascribed to the conversion options and warrants. The initial value of the redeemable preferred stock is accreted up to the redemption value (the amount received in the transaction) over the future relevant periods using the interest method. The value of the redeemable preferred stock at June 30, 2005 was $1,858

The terms of the Preferred Stock include certain conversion options that represent derivative financial instruments under paragraph 12 of SFAS No. 133 and thus were separated from the Preferred Stock and valued using the Black-Scholes option pricing model.  The conversion options include certain provisions that could result in a variable number of shares to be issued upon conversion, adjustment to the strike price at which conversion shares will be determined, or the requirement for the Company to settle the conversion options in cash.  EITF 00-19, “Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, state that if the conversion options require net cash settlement in the event of circumstances that are not solely within the Company’s control they should be classified as a liability measured at fair value on the balance sheet.

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

The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. Both the warrants and conversion options are valued using the Black-Scholes valuation model. Actual period close common stock prices, applicable volatility rates, and the period close risk-free interest rate for the instrument’s expected remaining life (continuously compounded), are the key assumptions used in the valuation calculation. The WorldGate share price changed from $3.90 per share as of March 31, 2005 to $3.24 per share at June 30, 2005 making the warrants and preferred stock conversion elements less valuable, and therefore less costly, relative to their strike price. The result was a $2,466 non cash gain for the quarter ended June 30, 2005.

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

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2005	2004	2005	2004
				(as restated)
Net (loss) income	(366)	(1,944)	2,228	(4,052)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax of $0	(206)	(520)	(400)	(1,083)
Pro forma net (loss) income	$(572)	$(2,464)	$1,828	$(5,135)

Net (loss) income per share:
Net (loss) income:
Basic	$(0.01)	$(0.07)	$0.07	$(0.15)
Fully Diluted	$(0.01)	$(0.07)	$0.06	$(0.15)
Net (loss) income – pro forma:
Basic	$(0.02)	$(0.09)	$0.06	$(0.19)
Fully Diluted	$(0.02)	$(0.09)	$0.05	$(0.19)

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

The Company has a current two year agreement with an investor to provide the Company with engineering and development support. As a result of this agreement, the Company has expensed approximately $92 (included in continuing operations) and $0 (included in discontinued operations), for the three months ended June 30, 2005 and June 30, 2004, respectively, and approximately $158 (included in continuing operations) and $0 (included in discontinued operations), for the six months ended June 30, 2005 and 2004, respectively. Accounts payable to this investor amounted to $1,803 and $117 at June 30, 2005 and December 31, 2004, respectively. This agreement provided for contracted services, including hardware and software development, and the creation and development of tools to facilitate the Company’s engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company.

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

In June 2004, WorldGate completed a private placement of 7,550 shares of Preferred Stock at a stated value of $1,000 per share. The Preferred Stock has attached warrants and conversion options. Specifically, the holders of the Preferred Stock may convert their shares into our common stock at a conversion price of $2.35 per share. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.0% per month for unredeemed preferred shares once registration of the shares lapse and until the registration again becomes effective. A registration statement for these securities was originally filed containing fiscal 2003 financials, and an amendment to this registration statement which would include fiscal 2004 financial statements has not yet been filed.

9.                                       Net (Loss) Income per Share.

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

10.           Revenue recognition

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

11. Risks and uncertainties

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

12.                                 Subsequent Event.

On August 3, 2005, the Company completed a private placement of $17,500 of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,633,333 shares of its common stock, with an exercise price of $5.00 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,554,000 additional shares of common stock at $4.12 a share.

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

Three and six Months Ended June 30, 2005 and June 30, 2004 (Restated)

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

Engineering and Development.  Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of the Company’s video phone product.  Engineering and development costs were $1,373 for the three months ended June 30, 2005, compared with $799 for the three months ended June 30, 2004, and $2,679 and $1,599, respectively, for the six months ended June 30, 2005 and 2004. This increase of $574, or 72%, and $1,080, or 68%, respectively, for the three and six months ended June 30, 2005 over 2004, reflects the Company’s increased concentration of its engineering staff, and related costs, for the further and continuing development of its video phone product.

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

General and Administrative.  – as restated expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees.  General and administrative expenses were $887 for the three months ended June 30, 2005, compared with $1,001 for the three months ended June 30, 2004, and $1,734 and $2,044, respectively, for the six months ended June 30, 2005 and 2004.  This decrease of $114, or 11%, and $310, or 15%, respectively, for the three and six months ended June 30, 2005 over 2004, is attributable to certain expenses incurred during the three and six months ended June 30, 2004 that were not incurred during the three and six months ended June 30, 2005. These expenses consisted of an expense for sales taxes of $125, and a reduction in rent expense of $241 and $437, respectively, for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.  For the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, these decreases were offset by an increase in professional fees of $90 and 215, respectively.

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

The report of the independent registered public accounting firm for the year ended December 31, 2004 included an explanatory paragraph stating that our Company had suffered recurring losses from operations and had a net accumulated deficiency of $218,000, and that these issues raised substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $808 is required to be redeemed in December 2005 and $808 in June 2006, although these redemptions can be made in common stock if certain conditions are met. We expect, based on our internal forecasts and assumptions relating to our operations (including among others, assumptions regarding our short term cash requirements and our projected revenue growth) that we have sufficient cash on hand to meet our obligations for at least the next twelve months.

Our ability to generate cash is dependant upon the sale of our Ojo product and on obtaining cash through capital markets.  We began generating revenue from commercial shipment of our Ojo product in April, 2005 and we expect revenues to increase as the product continues to roll out to the marketplace. This increased level of sales activity is projected to have a positive impact on our cash flows from operations, which will support our ability to meet our obligations beyond the next twelve months. Given that our video phone business involves the development of a new product line with no market penetration, in an undeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize.

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

Based on that evaluation, our chief executive officer and chief financial officer determined that we have a material weakness (as defined under the standards established by the American Institute of Certified Public Accountants) that exists with respect to our reporting of complex transactions. As a result of this material weakness, on November 17, 2004 we restated our financial statements in our annual and quarterly reports from our Form 10-Q for the quarter ended March 31, 2004 through this report.

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

(Dollar Amounts are in Thousands, Except per Share Amounts)

ITEM 1.     LEGAL PROCEEDINGS.

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 24, 2004, we completed a private placement that resulted in the issuance of 7,550 shares of preferred stock at a sale price of $1000 per share (which preferred stock is convertible into our common stock at a conversion price of $2.35 per share), five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share, and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. The June 2004 private placement resulted in gross proceeds to our Company of $7,550. From November 2004 through April 15, 2005, holders of the preferred stock from the June 24, 2004 private placement have converted 5,125 of their shares, resulting in the issuance of 2,180,851 shares of our common stock based upon the $2.35 conversion price. Furthermore, between January 2004 and April 18, 2005, the investors from the 2003 and 2004 private placements have exercised warrants and additional investment rights resulting in additional gross proceeds of approximately $7,089 and the issuance of 3,134,048 shares.

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