Form 10-Q
period 2005-09-30
WORLDGATE COMMUNICATIONS INC
filed 2006-01-24
CIK 1030058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2005.

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

As of November 1, 2005, there were 39,291,119 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
		(As restated)

ASSETS
Current assets:
Cash and cash equivalents	$21,891	$11,840
Accounts receivable	1,186	0
Other receivables	41	28
Inventory, net	255	46
Prepaid and other assets	291	184
Total current assets	23,664	12,098
Property and equipment	3,958	3,530
Less: accumulated depreciation and amortization	(2,332)	(1,815)
Property and equipment, net	1,626	1,715
Deposits and other assets	9	9
Total assets	$25,299	$13,822
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$1,233	$222
Accrued expenses	1,350	951
Accrued compensation and benefits	299	540
Dividend payable on Preferred Stock	13	85
Detachable Warrants	1,629	5,583
Conversion option on Preferred Stock	276	8,612
Notes payable	0	37
Warranty reserve	336	0
Deferred revenues	19	369
Total current liabilities	5,155	16,399
Commitments	0	0
Redeemable Preferred Stock; 1,000 shares outstanding at September 30, 2005, and 6,775 outstanding at December 31, 2004	702	2,995

Stockholders’ equity (deficiency):
Preferred Stock, $.01 par value, 13,500,000 shares authorized; redeemable shares issued 7,550 at September 30, 2005 and December 31, 2004	0	0
Common Stock, $.01 par value; 80,000,000 shares authorized, 39,286,351 shares issued and outstanding at September 30, 2005 and 30,865,777 shares issued and outstanding at December 31, 2004	393	308
Additional paid-in capital	237,256	212,439
Accumulated deficit	(218,207)	(218,319)
Total stockholders’ equity (deficiency)	19,442	(5,572)
Total liabilities and stockholders’ equity (deficiency)	$25,299	$13,822

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands, Except Share and per Amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
				(As restated)
Gross revenues	$3,333	$106	$5,300	$106
Less: Product launch discount and refunds	(1,043)	0	(1,434)	0
Net revenues	2,290	106	3,866	106
Cost of revenues	2,450	50	3,840	50
Gross margins	(160)	56	26	56
Engineering and development (excluding depreciation and amortization amounts of $81 and $2 for the three months ended September 30, 2005 and 2004, respectively, and $220 and $2 for the nine months ended September 30, 2005 and 2004, respectively)	1,468	1,038	4,146	2,637
Sales and marketing (excluding depreciation and amortization amounts of $13 and $6 for the three months ended September 30, 2005 and 2004, respectively, and $31 and $6 for the nine months ended September 30, 2005 and 2004, respectively)	392	324	1,410	924
General and administrative (excluding depreciation and amortization amounts of $82 and $99 for the three months ended September 30, 2005 and 2004, respectively, and $267 and $302 for the nine months ended September 30, 2005 and 2004, respectively)	1,248	1,762	2,982	3,805
Depreciation and amortization	176	107	518	310
Total expenses from continuing operations before interest, other income (expense), change in fair value of warrants and conversion options	3,284	3,231	9,056	7,676
Loss from continuing operations	(3,444)	(3,175)	(9,030)	(7,620)
Interest and other income	292	37	466	56
Change in fair value of detachable warrants and conversion options	1,759	1,623	9,401	1,971
Interest and other expense	(4)	(2)	(6)	(5)
(Loss) income from continuing operations	(1,397)	(1,517)	831	(5,598)
Income from discontinued operations	0	7	0	36
Net (loss) income	(1,397)	(1,510)	831	(5,562)
Accretion on preferred stock and dividends	(85)	(400)	(719)	(431)
Net (loss) income available to common stockholders	$(1,482)	$(1,910)	$112	$(5,993)
(Loss) income from continuing operations per common share:
Basic	$(0.04)	$(0.05)	$0.02	$(0.20)
Fully Diluted	$(0.04)	$(0.05)	$0.02	$(0.20)
Income from discontinued operations per common share:
Basic	$0.00	$0.00	$0.00	$0.00
Fully Diluted	$0.00	$0.00	$0.00	$0.00
Net (loss) income per common share:
Basic	$(0.04)	$(0.05)	$0.02	$(0.20)
Fully Diluted	$(0.04)	$(0.05)	$0.02	$(0.20)
Net (loss) income available to common shareholders per common share:
Basic	$(0.04)	$(0.07)	$0.00	$(0.22)
Fully Diluted	$(0.04)	$(0.07)	$0.00	$(0.22)
Weighted average common shares outstanding:
Basic	37,246,811	28,235,349	34,145,802	27,662,870
Fully Diluted	37,246,811	28,235,349	38,644,166	27,662,870

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Nine Months ended September 30,
	2005	2004
		(As restated)

Cash flows from operating activities:
Net income (loss)	$831	$(5,562)
Income from discontinued operations	0	(36)
Adjustments to reconcile net income (loss) to net operating cash flow from operating activities from continuing operations:
Depreciation and amortization	518	310
Change in fair value of detachable warrants and conversion options	(9,401)	(1,971)
Non-cash stock based compensation	2	608
Changes in operating assets and liabilities:
Accounts receivable	(1,186)	37
Other receivables	(13)	11
Inventory	(209)	0
Prepaid and other assets	(107)	201
Accounts payable	1,011	(330)
Accrued expenses	399	962
Accrued compensation and benefits	(241)	(10)
Other	(14)	472
Net cash used in continuing operations	(8,410)	(5,308)
Net cash provided by discontinued operations	0	52
Net cash used in operating activities	(8,410)	(5,256)
Cash flows from investing activities of continuing operations:
Capital expenditures	(428)	(197)
Net cash used in investing activities	(428)	(197)
Cash flows from financing activities of continuing operations:
Payment of note payable	(37)	0
Proceeds from issuance of common stock	16,634	2,521
Proceeds from issuance of redeemable preferred stock	0	7,111
Proceeds from the exercise of stock options	818	126
Proceeds from the exercise of stock rights and warrants	1,474	620
Net cash provided by financing activities	18,889	10,378
Net increase in cash and equivalents	10,051	4,925
Cash and cash equivalents, beginning of period	11,840	3,365
Cash and cash equivalents, end of period	$21,891	$8,290
Cash paid for interest	$7	$15
Non-cash financing activities:
Conversion of preferred stock to common stock	$5,775	$0
Issuance of common stock for payment of dividend	$198	$0
Issuance of note payable to finance D & O insurance	$230	$256

The accompanying notes are an integral part of these financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar Amounts are in Thousands, Except for per Share and Share Data)

(Unaudited)

1.                                       Basis of Presentation.

The unaudited financial statements of WorldGate Communications, Inc. (“WorldGate” or the “Company”) for the three and nine months ended September 30, 2005 and September 30, 2004 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004 and the notes thereto included in the Company’s Annual Report on Form 10-K.

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

2.                                       Liquidity and Going Concern Considerations.

As of September 30, 2005 the Company had cash and cash equivalents of $21,891. The operating cash usage from continuing operations for the three and nine months ended September 30, 2005 was $2,488 and $8,410, respectively. The funds we received as a result of private placements of our securities on December 1, 2003, December 4, 2003, January 21, 2004, April 22, 2004, June 23, 2004, December 15, 2004, August 5, 2005 and August 11, 2005, have permitted us to fund the development of our new business.

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

In June 2004, WorldGate completed a private placement of 7,550 shares of Preferred Stock at a stated value of $1,000 per share. The Preferred Stock has attached warrants and conversion options. Specifically, the holders of the Preferred Stock may convert their shares into our common stock at a conversion price of $2.35 per share. In addition, the Company may force conversion of the Preferred Stock into common stock if the Company achieves certain price targets for its common stock and satisfaction of certain other conditions. In either event the conversion price is subject to adjustment in the event the Company enters into another transaction which is dilutive to the subject transaction. As part of this transaction, the Company has also issued five-year warrants to purchase 1,606,383 shares of the Company’s common stock, one-half of the warrants at an exercise price of $2.69 per share and the remaining half at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share.  The preferred stock has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company’s option. The Preferred Stock has a staged maturity over three years with one-third of the preferred stock to be redeemed after 18 months, one-third after 24 months and one-third after 36 months, and may be redeemed at maturity in cash or, subject to certain conditions, through the issuance of common stock, at the Company’s option (with stock payments being made at the then current market price). Of the 7,550 preferred shares issued under this private placement, all but 1,000 shares have been redeemed as of September 30, 2005. In December 2004 and January 2005, 1,606,383 additional investment rights were exercised, resulting in an incremental investment of $5,044.

In December 2004, WorldGate completed a private placement of 208,333 shares of our common stock to K.Y. Chou, President and General Manager of Mototech, at a sales price of $2.40 per share, which resulted in additional gross proceeds to the Company of $500. In connection with this placement the Company granted warrants to Mr. Chou to purchase up to 62,500 shares of our common stock at an exercise price of $2.88 per share.

In August 2005, the Company completed a private placement of $17,500 of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,633,333 shares of its common stock, with an exercise price of $5.00 per share. The investors also received an additional investment right, for a period of 60 days from the time the shares become registered, to purchase 1,554,000 additional shares of common stock at $4.12 per share. The accounting for these warrants and investment rights is established by analogy to APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” which addresses detachable stock purchase warrants issued in conjunction with convertible debt and prescribes that such warrants be accounted for as additional paid in capital measured at fair value.

The Company had $5,155 of liabilities and its assets are not pledged as collateral as of September 30, 2005. These liabilities include $1,918 of dividends, detachable warrants and conversion options related to the Company’s private placement of Preferred Stock.

Our Company has suffered recurring losses from operations and had a net accumulated deficiency of $218,000 as of December 31, 2004, and these issues raise substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of stock, of which $333 is required to be redeemed in December 2005 and $333 in June 2006, although these redemptions can be made in common stock if certain conditions are met. We expect, based on our internal forecasts and assumptions relating to our operations (including among others, assumptions regarding our short term cash requirements and our projected revenue growth) that we have sufficient cash on hand to meet our obligations for at least the next twelve months.

Our ability to generate cash is dependant on the sale of our Ojo product and on obtaining cash through capital markets. We began generating revenue from commercial shipment of our Ojo product in April 2005 and we expect revenues to increase as the product continues to roll out to the marketplace. This increased level of sales activity is projected to have a positive impact on our cash flows from operations, which will support our ability to meet our obligations beyond the next twelve months. Given that our video phone business involves the development of a brand new product line with no market penetration, in an undeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize.

Additionally, as needed, we plan to generate cash upon the sale of our Ojo product and on obtaining cash through capital markets for funding. No assurances can be given that, if pursued, additional financing transactions can be consummated. We continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources, should we need to obtain such financing. Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.

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

4.                                       Inventories.

Inventories as of September 30, 2005 and December 31, 2004 are summarized as follows:

	September 30, 2005	December 31, 2004
Raw material (from discontinued operations)	$0	$1,622
Finished goods (from continuing operations)	255	46
Total Inventory	255	1,668
Inventory Reserve	0	(1,622)
Inventory, net	$255	$46

5.                                       Accounting for Preferred Shares and Derivative Shares

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

Also as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale.  Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted.  As of September 30, 2005, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised.  All of the additional investment rights had been exercised as of September 30, 2005.

Of the 7,550 preferred shares issued under this private placement, 1,625 shares were redeemed in the quarter ended September 30, 2005 and all but 1,000 shares have been redeemed as of September 30, 2005.

With respect to the Company’s accounting for the Preferred Stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential failure in the Company’s ability to maintain an effective registration statement. Furthermore, the actual number of shares of common stock required to satisfy redemption is based upon the market value of the common stock at the time of the redemption, which cannot be predicted. Accordingly, the Company has classified the Preferred Stock as temporary equity and the value ascribed to the redeemable preferred stock upon initial issuance, i.e. at June 23, 2004, was the amount received in the transaction minus the fair value ascribed to the conversion options and warrants. The initial value of the redeemable preferred stock is accreted up to the redemption value (the amount received in the transaction) over the future relevant periods using the interest method. The value of the redeemable preferred stock at September 30, 2005 was $702.

The terms of the Preferred Stock include certain conversion options that represent derivative financial instruments under paragraph 12 of SFAS No. 133 and thus were separated from the Preferred Stock and valued using the Black-Scholes option pricing model. The conversion options include certain provisions that could result in a variable number of shares to be issued upon conversion, adjustment to the strike price at which conversion shares will be determined, or the requirement for the Company to settle the conversion options in cash. EITF 00-19, “Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” state that if the conversion options require net cash settlement in the event of circumstances that are not solely within the Company’s control they should be classified as a liability measured at fair value on the balance sheet.

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

The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. Both the warrants and conversion options are valued using the Black-Scholes valuation model. Actual period close common stock prices, applicable volatility rates, and the period close risk-free interest rate for the instrument’s expected remaining life (continuously compounded), are the key assumptions used in the valuation calculation. The WorldGate share price changed from $3.24 per share as of June 30, 2005 to $2.52 per share at September 30, 2005, making the warrants and preferred stock conversion elements less valuable, and therefore less costly, relative to their strike price. The result was a $1,759 non cash gain for the quarter ended September 30, 2005.

6.                                       Warranty Reserve.

We provide a warranty covering defects arising from the sales of our video phone product. This warranty is limited to a specific time period. The Company, as of September 30, 2005, established an initial reserve of $336 that is based on a percentage of product sales. As of September 30, 2005, the Company has not incurred any material warranty costs related to our product. Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. While we believe our estimate at September 30, 2005 is reasonable and adequate, it is subject to change based on our future sales and experience, which may require an increase or decrease in our reserve.

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

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2005	2004	2005	2004
				(as restated)
Net (loss) income	(1,397)	(1,510)	831	(5,562)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax of $0	(215)	(544)	(615)	(1,627)
Pro forma net (loss) income	$(1,612)	$(2,054)	$216	$(7,189)

Net (loss) income per share:
Net (loss) income:
Basic	$0.04	$(0.05)	$0.02	$(0.20)
Fully Diluted	$0.04	$(0.05)	$0.02	$(0.20)
Net (loss) income – pro forma:
Basic	$0.04	$(0.07)	$0.01	$(0.26)
Fully Diluted	$0.04	$(0.07)	$0.01	$(0.26)

Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

8.                                       Commitments and Contingencies.

Leases

In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. The Company stopped paying rent on this lease in May 2003, and in lieu of rent payments the Company’s landlord, 3190 T General, Inc. (an entity formed by non-employee investors in the Company), began drawing down the security deposit for the facility. Prior to stopping rent payments, the Company had commenced negotiations with its landlord for an amendment of its lease to reduce the space commitment and the rent payable. These negotiations were not successful, and in September 2003, the Company’s landlord filed an action in the Court of Common Pleas, Bucks County, Pennsylvania to perfect its interest to take possession of the Company’s facility, and to establish damages for past rent and expenses. Although a judgment was granted allowing the Company’s landlord to regain possession of the facility, the Company remained in the facility and continued negotiations with its landlord. During 2004, the landlord deeded the facility to its mortgage holders and negotiations commenced with GMAC as representative for the mortgage holders. These negotiations were successful and in November 2004 the Company’s lease was amended with an effective date of June 2004 to reduce the lease obligation in line with the Company’s then current space requirements, and to bring the Company current with respect to all outstanding back rent.  Subsequently, GMAC sold the building and we have negotiated a new lease with the new owner on

September 1, 2005. The current lease covers 42,500 square feet at an annual rate of $11 per square foot, cancelable by either party with 8 months notice, with a termination by tenant also including six months termination fee.

In November 2003, the Company entered into a 60 month lease for office equipment. As of September 30, 2005 there remains a total of $18 to be paid over the remaining period of the lease.

Significant Agreements and Transactions

Net revenues from continuing operations recognized from an investor were approximately $2,265 and $106, respectively, for the three months ended September 30, 2005 and 2004, and approximately $3,841 and $106, respectively, for the nine months ended September 30, 2005 and 2004. This investor accounted for approximately 99% of the revenues for the three and nine months ended September 30, 2005. This investor previously provided a cash advance against product shipments. The balance of this advance received from this investor was $0 as of September 30, 2005. Accounts receivable from this investor were $1,176 as of September 30, 2005 and $0 at December 31, 2004. In April and September 2004, we issued to this investor warrants to purchase shares of our common stock, with the April warrants having an exercise price of $1.4375 per share and the September warrants having an exercise price of $1.75 per share. Included with General and Administrative expenses in September 2004 were $606 of expenses relating to the valuation of these warrants. This valuation was determined by using the Black-Scholes fair value option model. The following assumptions were used: expected volatility of 65%; average risk-free interest rate of 3.43 percent; dividend yield of 0%; and an expected life of 5.0 years.

The Company has a current two year agreement with an investor to provide the Company with engineering and development support. As a result of this agreement, the Company has expensed approximately $97 (included in continuing operations) and $0 (included in discontinued operations), for the three months ended September 30, 2005 and September 30, 2004, respectively, and approximately $255 (included in continuing operations) and $0 (included in discontinued operations), for the nine months ended September 30, 2005 and 2004, respectively. Accounts payable to this investor amounted to $1,097 and $117 at September 30, 2005 and December 31, 2004, respectively. This agreement provided for contracted services, including hardware and software development, and the creation and development of tools to facilitate the Company’s engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company.

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

In June 2004, WorldGate completed a private placement of 7,550 shares of Preferred Stock at a stated value of $1,000 per share. The Preferred Stock has attached warrants and conversion options. Specifically, the holders of the Preferred Stock may convert their shares into our common stock at a conversion price of $2.35 per share. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.0% per month for unredeemed preferred shares once registration of the shares lapse and until the registration again becomes effective. A registration statement for these securities was originally filed containing fiscal 2003 financial statements, and an amendment to this registration statement which would include fiscal 2004 financial statements has not yet been filed.

In August 2005, the Company completed a private placement of $17,500 of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,633,333 shares of its common stock, with an exercise price of $5.00 per share.  The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120  days from the  effective date of the Agreement that the shares in the transaction fail to be registered.  As of September 30, 2005, no such penalty had been incurred. On December 1, 2005 the shares under this private placement had not been registered and until such time as the shares become registered the Company is subject to the penalty provision under this private placement.

9.                                       Net (Loss) Income per Share.

Basic and diluted net (loss) income per common share is computed by dividing the net (loss) income available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net (loss) income per common share excludes potential common shares if the effect is antidilutive.  Potential common shares comprised of shares of common stock issuable upon the exercise of stock options and warrants and the conversion of preferred stock.  For the nine month periods ended September 30, 2005 and 2004, there would have been a potential additional 4,887,190 and 13,590,347, respectively, shares assumed to be converted, that would have a dilutive effect, if the Company had income from continuing operations, or if the options’ exercise price was less than the average market price of the common shares.

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

As an incentive to promote delivery of the units, a special product launch discount was provided by the Company to our distributor as a quantity restricted reduction to the unit contract based price in effect. For the three and nine months ended September 30, 2005, this discount was $831 and $1,222, respectively. In addition, the Company has offered a forward pricing program to our distributor and a rebate program to consumers, as further incentives for the holiday season. These incentive programs begin in the fourth quarter of 2005 and will terminate during the first quarter of 2006. Consistent with the Emerging task Force (“EITF”) Issue 01-9, Accounting for Consideration Given by a vendor to a Customer, the Company has offset the September 30, 2005 revenue by $212 with a reserve for the total estimated liability for the forward pricing program.  The liability associated with the rebate, $91, will be recorded in the quarter ending December 31, 2005.  The total of the “Product launch discount, rebate and refunds for the three and nine months ended September 30, 2005 were $1,043 and $1,434, respectively.

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

Results of Operations:

General.

Our ITV business has historically accounted for substantially all of our revenue. In the third quarter of 2003, we completed a sale of significant assets, including our ITV intellectual property rights and our membership interest in TV Gateway, LLC. This transaction marked a shift in our business away from the ITV business and toward a new video phone product and related business. Although we continued to support our remaining ITV business into the first quarter of 2004, the development of our video phone and product became a primary business focus.

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

Discontinued Operations

During the first quarter of 2004, we transitioned from the business of developing and selling interactive television, or ITV, technology, products and services for use in conjunction with cable TV broadband networks (the “ITV business”) to the development of our video phone products as our primary business focus. During the three and nine months ended September 30, 2004, the Company had revenues from our discontinued ITV business operations of $0 and $82, respectively. Cost of revenues for the three and nine months ended September 30, 2004 was $0 and $43, respectively. Operating expenses from discontinued operations were $0 and $16, respectively, for the three and nine months ended September 30, 2004. For the three and nine months ended September 30, 2004, other income, net of other expenses, relating to our discontinued ITV business operations were $7 and $13, respectively. There were no revenues, cost of revenues, operating expenses, and other income and other expenses from discontinued operations during the three and nine months ended September 30, 2005.

The information in our quarter-to-quarter comparisons below represents only our results from continuing operations.

Three and nine Months Ended September 30, 2005 and September 30, 2004 (Restated)

Revenues.

Revenues.  Total gross revenues from continuing operations for the three and nine months ended September 30, 2005 were $3,333 and $5,300, respectively. Net revenues for the three and nine months ended September 30, 2005 were $2,290 and $3,866, respectively. These revenues represent deliveries of video phones for pre-market testing, for the initial launch of video phones for the consumer market and for filling the channel distribution pipelines prior to the holiday selling season. As an incentive to promote delivery of the units, a special product launch discount was provided by the Company to our distributor as a quantity restricted reduction to the unit contract based price in effect. For the three and nine months ended September 30, 2005, this discount was $831 and $1,222, respectively. In addition, the Company has offered a forward pricing program to our distributor and a rebate program to consumers, as further incentives for the holiday season. These incentive programs begin in the fourth quarter of 2005 and will terminate during the first quarter of 2006. Consistent with the Emerging task Force (“EITF”) Issue 01-9, Accounting for Consideration Given by a vendor to a Customer, the Company has offset the September 30, 2005 revenue by $212 with a reserve for the total estimated liability for the forward pricing program.  The liability associated with the rebate, $91, will be recorded in the quarter ending December 31, 2005.  The total of the “Product launch discount, rebate and refunds for the three and nine months ended September 30, 2005 were $1,043 and $1,434, respectively.

Costs and Expenses.

Cost of Revenues. The cost of revenues from continuing operations, which consisted of product and delivery costs relating to the delivery of video phones, was $2,450 and $3,840, respectively, for the three and nine months ended September 30, 2005. In addition, included in cost of revenues for the three and nine months ended September 30, 2005, is an initial product warranty reserve of $336 (refer to footnote 6 to the financial statements). There was no warranty reserve for the same periods in 2004. Costs of revenues from continuing operations during the three and nine months ended September 30, 2004 were $50.

Engineering and Development.  Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of the Company’s video phone product.  Engineering and development costs were $1,468 for the three months ended September 30, 2005, compared with $1,038 for the three months ended September 30, 2004, and $4,146 and $2,637, respectively, for the nine months ended September 30, 2005 and 2004. This increase of $430, or 41%, and $1,509, or 57%, respectively, for the three and nine months ended September 30, 2005 over 2004, reflects the Company’s increased concentration of its engineering staff, and related costs, for the further and continuing development of its video phone product.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation, attendance at conferences and trade shows, travel costs, promotions and other marketing programs related to the marketing of the Company’s video phone product.  Sales and marketing costs were $392 for the three months ended September 30, 2005, compared with $324 for the three months ended September 30, 2004, and $1,410 and $924, respectively, for the nine months ended September 30, 2005 and 2004.  This increase of $68, or 21%, and $486, or 53%, respectively, for the three and nine months ended September 30, 2005 over 2004, reflects the increased effort of staff, and related marketing, service and promotional expenditures associated with the launch and growth of the Company’s video phone business.

General and Administrative (Restated).  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees.  General and administrative expenses were $1,248 for the three months ended September 30, 2005, compared with $1,762 for the three months ended September 30, 2004, and $2,982 and

$3,805, respectively, for the nine months ended September 30, 2005 and 2004.  This decrease of $514, or 29%, and $823, or 22%, respectively, for the three and nine months ended September 30, 2005 over 2004, is attributable to certain expenses incurred during the three and nine months ended September 30, 2004 that were not incurred during the three and nine months ended September 30, 2005. These expenses consisted of a non cash charge of $606 reflecting a Black Scholes estimate of the value of the warrants issued to a related investor in September 2004, an expense for sales taxes of $125 incurred in the first quarter of 2005, and a reduction in rent expense of $186 and $624, respectively, for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004. These decreases were partially offset by increased professional fees incurred of $278 and $516, respectively, for the three and nine months ended September 30, 2005 when compared to the same periods in 2004.

Interest, Other Income and Interest Expense.  Interest, other income and interest expense consist of interest earned on cash and cash equivalents, and interest expense on short-term debt. Interest and other income increased from $37 for the three months ended September 30, 2004 to $292 for the three months ended September 30, 2005, and increased from $56 for the nine months ended September 30, 2004 to $466 for the nine months ended September 30, 2005, primarily due to additional interest income earned on a higher level of invested funds and an insurance refund settlement of $36. During the three months ended September 30, 2005, the Company earned interest on average cash balances of approximately $12,890 and incurred interest expense related to its insurance financing. In comparison, during the three months ended September 30, 2004 the Company earned interest on average cash balances of approximately $6,693 and incurred interest expense related to its insurance financing. For the nine months ended September 30, 2005, the Company earned interest on average cash balances of approximately $12,111 compared to $6,049 for the nine months ended September 30, 2004.

Income Taxes.  The Company has incurred net operating losses since inception and accordingly had no income taxes and has not recorded any income tax benefit for those losses.

Liquidity and Capital Resources.

As of September 30, 2005, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, are of high quality investment grade and have original maturities of less than 90 days.

At September 30, 2005, we had cash and cash equivalents of $21,891 (and no short-term investments) as compared to cash and equivalents of $11,840 (and no short-term investments) at December 31, 2004.  Net cash used in continuing operations was $2,488 for the three months ended September 30, 2005, as compared to $1,867 used for the same period in 2004. The net cash used in continuing operations was $8,410 for the nine months ended September 30, 2005 as compared to $5,308 used for the same period in 2004.  This increase in net cash used for continuing operations was primarily attributable to the Company’s increase in expenditures related to the video phone business.  The Company recorded bad debt expense in the amount of $0 and $16, respectively, from discontinued operations during the three and nine months ended September 30, 2004 to reflect its current assessment of the collectability of certain receivables.

Cash provided by financing activities from continuing operations during the three months ended September 30, 2005, totaled $16,966 compared to $12 provided during the same period in 2004. Cash provided by financing activities from continuing operations during the nine months ended September 30, 2005 was $18,889 as compared to $10,378 provided during the same period in 2004. Capital expenditures were $107 and $167 for the three months ended September 30, 2005 and 2004, respectively.  For the nine months ended September 30, 2005 and 2004 capital expenditures were $428 and $197, respectively.

Operations and Liquidity.

To date, the Company has funded operations primarily through private sales of equity securities and through an initial public offering of common stock in April 1999.  As of September 30, 2005 the Company had cash, and cash equivalents of $21,891.  The operating cash usage from continuing operations for the three months ended September 30, 2005 and 2004 was $2,488 and $1,867, respectively. Operating cash usage from continuing operations for the nine months ended September 30, 2005 and 2004 was $8,410 and $5,308, respectively.  As of September 30, 2005 we have no outstanding debt and our assets are not pledged as collateral.

The Company has funded operations through the private placement of our common stock in January 2004, which provided proceeds of $1,500, the private placement of our common stock in April 2004 providing proceeds of $1,000, the June 2004 private placement of our redeemable preferred stock providing proceeds of $7,550, the private placement of common stock in December 2004 providing $500, the exercise of additional investment rights and warrants providing $6,800 in January, February, May and December 2004 and January, February, and April 2005, the exercise by employees and former employees of options throughout 2004 and January through September 2005 providing aggregate proceeds of $1,171, and the August 2005 private placement of common stock, together with additional rights and warrants, providing $17,500. We do however have an obligation to pay dividends on, as well as to redeem, our outstanding Preferred Stock upon maturity, or at the earlier option of a holder of these securities. Under certain limited circumstances we may be forced to make such payments and redemptions with cash instead of shares of our common stock. In such event our ability to fund continuing operations would be negatively impacted.

The report of the independent registered public accounting firm for the year ended December 31, 2004 included an explanatory paragraph stating that the Company had suffered recurring losses from operations and had a net accumulated deficiency of $218,000, and that these issues raised substantial doubt about the Company’s ability to continue as a going concern. Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $333 is required to be redeemed in December 2005 and $333 in June 2006, although these redemptions can be made in common stock if certain conditions are met. We expect, based on our internal forecasts and assumptions relating to our operations (including among others, assumptions regarding our short term cash requirements and our projected revenue growth) that we have sufficient cash on hand to meet our obligations for at least the next twelve months.

Our ability to generate cash is dependant upon the sale of our Ojo product and on obtaining cash through capital markets.  We began generating revenue from commercial shipment of our Ojo product in April, 2005 and we expect revenues to increase as the product continues to roll out to the marketplace. This increased level of sales activity is projected to have a positive impact on our cash flows from operations, which will support our ability to meet our obligations beyond the next twelve months. Given that our video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize.

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

We do, however, remain hopeful that sufficient sales will materialize and/or that sufficient funding can be developed through ongoing operations or additional financings to continue our operations beyond the next twelve months.

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

In December 2003, WorldGate reached an agreement with Mototech, Inc. (not an affiliate of Motorola) for the purchase of 625,000 shares of newly issued common stock at $0.80 per share, in return for future design and engineering services by Mototech. WorldGate had previously contracted with Mototech to assist the Company with the design and volume manufacture of WorldGate’s Ojo personal video phone. The purchase price for these shares has been fully paid as of December 31, 2004 by an equivalent reduction in the development and initial procurement payments that would otherwise be due to Mototech. The value of this transaction was $600 (based on the closing stock price of $0.96 on the date of the transaction) of which $200 was recorded as an expense for the year ended December 31, 2003 and $400 was expensed for the year ended December 31, 2004. Mototech is an affiliate of Accton Technology Group, a group of Taiwanese manufacturers that we believe are well-known in the electronics industry. Mototech currently manufactures and distributes a full range of high performance high speed data and computer networking products, including cable set top boxes, home gateways, wireless LANs, hubs, switches, routers, and other related products. In addition, in April 2004, Mototech invested $1,000 to purchase 666,666 shares of newly issued common stock at $1.50 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio.  We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

As of September 30, 2005, the Company’s cash and cash equivalents were $21,891, having an original maturity of less than 90 days, and it had no short-term investments.  Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the nine months ended September 30, 2005 would have decreased by approximately $87. This estimate assumes that the decrease occurred on the first day of 2005 and reduced the yield of each investment instrument by 100 basis points.  The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

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

As a result of the material weakness identified with respect to our reporting of complex transactions, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed and effective in ensuring that the information required to be disclosed by our company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Except as identified above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

(Dollar Amounts are in Thousands, Except per Share Amounts)

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 3, 2005, the Company completed a private placement of $17,500 of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,633,333 shares of its common stock, with an exercise price of $5.00 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,554,000 additional shares of common stock at $4.12 per share.

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