Form 10-K
period 2005-12-31
WORLDGATE COMMUNICATIONS INC
filed 2006-03-31
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.01 Par Value

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. ☐   No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2  of the Exchange Act.

Large accelerated filer ☐                      Accelerated filer ☒                      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $90.5 million as of June 30, 2005, based on the closing sale price of $3.24 per share of common stock, as reported on the NASDAQ Small Cap Market.

The number of shares of the registrant’s common stock outstanding as of March 13, 2006 was 39,600,823.

DOCUMENTS INCORPORATED BY REFERENCE

None

WORLDGATE COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2005

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

PART I

Item 1. Business

WorldGate Communications, Inc. was incorporated in Delaware in 1996 to succeed to the business of our predecessor, WorldGate Communications, L.L.C., which commenced operations in March 1995. In April 1999, we completed our initial public offering of 5,750,000 shares of our common stock. Since January 9, 2003 our common stock has been listed on the NASDAQ Small Cap Market. Previously our common stock was traded on the NASDAQ National Market. Our common stock is traded under the symbol “WGAT” since our initial public offering, except for the period from November 25, 2005 to February 9, 2006 when our symbol was “WGATE”. Our executive offices are located at 3190 Tremont Avenue, Suite 100, Trevose, Pennsylvania 19053.

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

During 2004, we continued development of a video phone, designed specifically for personal video communication over high speed data(“HSD”) or broadband networks, that we believe is differentiated, both from competitors and from previous efforts at personal video telephony, by providing: “true to life” communication (meaning that images and sounds are synchronized, that there are minimum delays between the two ends of the communication, and that the quality of the images is similar to what we perceive with traditional television), ease of deployment by HSD operators, ease of use by residential and business end users, a highly styled ergonomic design, and interoperation with the public switched telephone network, (“PSTN”). The design of our first video phone product, branded as Ojo, was substantially completed in late 2004 and field trials were commenced. Commercial distribution of this product commenced in the spring of 2005.

On April 28, 2004, we entered into a multi-year agreement with General Instrument Corporation d/b/a the Connected Home Solutions Business of Motorola, Inc. (“General Instrument”) for the worldwide development and distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products. On February 17, 2006, we mutually agreed with General Instrument to end this agreement. The ending of this agreement immediately terminates exclusivity for both parties. In addition to its current role for development and manufacture of Ojo, WorldGate will now have direct responsibility and control for the advertising, marketing, and distribution of its products. Under its agreement with General Instrument, WorldGate had been active in marketing and promoting its products, and working with General Instrument to distribute Ojo. WorldGate intends to continue the rollout of Ojo using many of the same distributors, retailers and service providers, and plans to expand distribution to service providers and retailers around the world. The two companies will work together to ensure a smooth transition for customer accounts. As part of ending its agreement with General Instrument, and in anticipation of our inventory requirements as a result of taking full responsibility for product distribution, We negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765,000 (based upon the original sales price to General Instrument), for approximately $1,064,000. This is less than half of what it would cost us to purchase the same inventory from our manufacturing sources. As a result the Company recorded a reserve for returns and reduced revenue in the amount of approximately $2,310,000 during the fourth quarter of 2005. In addition the Company will record no revenue for units shipped to General Instrument in the first quarter 2006 and will record a gain on termination of this agreement of approximately $1,331,000 during the first quarter 2006 as a result of the lower purchase price of this inventory (net of the cost of rework for rebranding the product).

HSD network users provide a large, and we believe conducive, target market for a quality video phone offering. Initial video phone sales are expected to be derived from new technology adopters and regular long distance communicators such as families and close friends. We also expect that the business-to-business opportunity will be attractive as a video phone provides means to improve interpersonal communication and multi-location productivity. Furthermore we expect that the growth in the voice over Internet protocol market (or “VoIP”) will also help to drive sales of our video phone since it can also serve as a VoIP endpoint.

Our business model is based on the sale of video phones and related products. We expect that our products will be marketed to HSD network operators as well as to consumers through traditional consumer electronics distribution channels. We believe that HSD operators could realize significant recurring revenue streams associated with offering our product to end users. We have also developed this product to require very minimal capital investment or incremental costs by such operators. Our marketing objective is to have our video phones supplement and hopefully replace ordinary home and business phones worldwide.

General Product Description

We have developed a video phone, ergonomically designed specifically for in-home and business, personal video communication. We have identified several issues that have interfered with commercial success and consumer acceptance of video phones and sought to address each of these issues within the Ojo video phone. The Ojo video phone was designed for use on the existing HSD network infrastructure. The Ojo phone will, however, also connect to the analog phone line for interoperability with the voice only communications offered by the existing PSTN networks and VoIP networks. Ojo, therefore, can be used for video calls, for ordinary voice only calls as well as for voice over Internet protocol, or VoIP calls. We believe that Ojo is differentiated, both from competitors and from previous efforts at personal video telephony, by providing: true to life communication (meaning that images and sounds are synchronized, that there are minimum delays between the two ends of the communication, and that the quality of the image is similar to what is experienced with television), interoperation with the PSTN and VoIP, ease of deployment by HSD operators, ease of use by consumers, and a highly styled ergonomic design. We believe Ojo uniquely leverages the recent development of a state of the art connectivity infrastructure, as well as the convergence of the latest improvements in compression technology, processing power and bandwidth availability, to help ensure, enable and maintain dedicated high quality end-to-end connections.

The Ojo solution consists of two primary components:

1. A display unit includes the camera, video screen and external interface ports. The video screen is used to display menus and provide a user interface as well as to view the images of the local and remote parties. Considerable effort has been expended in the ergonomic and stylistic design of the display unit. For example, it is taller than most conventional phones to ensure that the user is looking into the unit and not down at the unit. Similarly the camera of the unit is looking at the user at face level, instead of “up the user’s nose.” The display unit can be used as a standard speaker phone to receive both audio and audio/video calls. The display unit is designed to be aesthetically usable in any room. Particular attention was given to the user interface to ensure that Ojo was installable and usable without the need to refer constantly to a manual. The display contains an RJ-45 jack for connection to the cable or DSL modem and an RJ-11 jack for connection to the PSTN or VoIP network. The consumer simply plugs the display unit into the high-speed modem or router and into the standard house power outlet to facilitate access to the necessary data network. In addition to a connection to the high-speed modem or router, the display unit also connects to the standard phone line. This connection, while not required for a video phone call, allows the Ojo video phone to also be used as a standard telephone using the consumers PSTN or VoIP service.

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

Material Developments for WorldGate since December 31, 2004

The following is a summary of material developments for us that have occurred since December 31, 2004:

At the 2005 CES Show, held in Las Vegas on January 6 – 9, 2005, we formally introduced our Ojo video phone. CES is one of the world’s largest annual consumer technology shows. We conducted live demonstrations to attendees and the press of the Ojo phone transmitting full-motion video with synchronized audio over a HSD internet connection.

Commercial distribution of this product commenced in the spring of 2005.

On August 3, 2005, the Company completed a private placement of $17,500,000 of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,671,947 shares of its common stock: 1,633,333 shares to the investors at an exercise price of $5.00 per share, and 38,614 shares to the placement agent at an exercise price of $4.53 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,554,000 additional shares of common stock at $4.12 a share. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120 days from the effective date of the Agreement that the shares in the transaction fail to be registered. On December 1, 2005 the shares under this private placement had not been registered and until such time as the shares become registered the Company is subject to the penalty provision under this private placement. As of December 31, 2005 we have recorded accrued penalties of $525,000.

In addition to the private placement discussed above, from January 2005 through December 2005, we received additional cash proceeds of approximately $2,295,000 from the exercise of outstanding warrants issued pursuant to the private placement discussed above and by the exercise of non-executive employees’ and prior employees’ stock options.

From January 1, 2005 through January 12, 2006, holders of the preferred stock from the June 24, 2004 private placement have converted 6,442 of their shares, resulting in the issuance of 2,741,277 shares of our common stock based upon the $2.35 conversion price.

On April 28, 2004, we entered into a multi-year agreement with General Instrument for the worldwide development and distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products. On February 17, 2006, we mutually agreed with General Instrument to end this agreement. The ending of this agreement immediately terminates the exclusivity for both parties. WorldGate will now have direct responsibility and control for the advertising, marketing, and distribution of its products. WorldGate intends to continue the rollout of Ojo and plans to expand distribution to service providers and retailers around the world. The two companies will work together to ensure a smooth transition for customer accounts. As part of ending its agreement with General Instrument, and in anticipation of our inventory requirements as a result of taking full responsibility for product distribution, We negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765,000 (based upon the original sales price to General Instrument), for approximately $1,064,000. This is less than half of what it would cost us to purchase the same inventory from our manufacturing sources. As a result the Company recorded a reserve for returns and reduced revenue in the amount of approximately $2,310,000 during the fourth quarter of 2005. In addition the Company will record no revenue for units shipped to General Instrument in the first quarter 2006 and will record a gain on termination of this agreement of approximately $1,331,000 during the first quarter 2006 as a result of the lower purchase price of this inventory (net of the cost of rework for rebranding the product).

Business Plan

General. Our business model is primarily based upon the sale of Ojo video phones. It is our plan for Ojo video phone to be distributed through and in partnership with HSD network providers, as well as through traditional electronics distribution channels. Video phone service, using the Ojo video phone, is expected to be offered by HSD network providers as a means of attracting new HSD subscribers as well as maintaining existing subscribers. We believe that HSD network providers could realize potentially significant recurring incremental revenue streams associated with offering products such as our Ojo video phone, and accordingly we believe they will embrace the concept and business model. The suggested consumer offering for a video phone service follows the traditional HSD model, which may involve a subsidy of the required hardware by the recurring service fee. We anticipate that video phone service subscribers will be able to either purchase Ojo or lease a unit from the HSD network provider. There is also a parallel market for sales of video phones directly to consumers through the standard consumer electronic channels. Sales of video phone through this channel still require a video phone service and the Company is currently offering such a video phone service, using the Ojo video phone, for units sold through this channel.

Manufacturing. Ojo video phones are manufactured in Asia, to take advantage of the base of lower labor, tooling and component costing. A formal relationship with Mototech Inc. (“Mototech” not an affiliate of General Instrument or Motorola) has already been established for the volume manufacture of Ojo. Mototech along with U.S. Robotics and SMC Networks, are affiliates of the Accton Technology Group, a group of Taiwanese manufacturers that we believe are well-known in the electronics industry. Mototech’s responsibilities in this role include:

• product design finalization for manufacturing;

• component selection and procurement;

• tool sourcing and management;

• coordination of Ojo manufacturing;

• implementation and monitoring of Ojo’s Quality Plan; and

• product cost reduction.

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

Product Sales and Distribution. Ojo is being marketed domestically and internationally to both the residential and business sectors through the standard consumer and business electronics channels. In addition we plan to market our products through HSD providers in a manner similar to broadband modems. Prior to February 17, 2006 we relied upon General Instrument to provide the marketing and distribution for our products. As a result of a mutual agreement with General Instrument our development and distribution agreement with them has ended and we have now assumed full responsibility for product sale and distribution in all channels. Under our agreement with General Instrument, WorldGate had been active in marketing and promoting its products, and working with General Instrument to distribute Ojo. WorldGate intends to continue the rollout of Ojo using many of the same distributors, retailers and service providers, and plans to expand distribution to service providers and retailers around the world. The two companies will work together to ensure a smooth transition for customer accounts.

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

Video Conference Products. D-Link Systems, Inc. produces a TV-based video phone product that is targeted to consumers as a lower cost video conferencing device. D-Link uses the home television as the display device and utilizes either the TV’s speaker or connection to a standard analog phone for the audio portion of the call. Although costing only about two hundred dollars, the main disadvantages of this product is that it requires a television to send and receive calls. In many cases, this would obstruct the ability to watch television while a call is in progress thereby disrupting family television watching for the length of the call. Numerous video conferencing products also exist for the business market. Typically these devices cost $2,000 or more and involve complex installations of one or more cameras, monitors, microphones and speakers within a conference room setting. The videoconference nature of these products eliminates the ability to communicate on a private, one-on-one level. The main competitors in this sector include Sony, Sorenson Media and Polycom Inc.

Telephone Products. Vialta, Inc. produces the “Beamer,” an H.324 (POTS) video phone that is designed for connection to a standard telephone. The product utilizes a standard analog telephone for connection to the PSTN and as the listening device. Because the unit uses traditional telephone lines for connectivity it cannot take advantage of the high-speed data systems available through cable and DSL modems.

Web Cam Products. Web cams are different from other competitive products in that they did not arise from either business video phones or video conferencing. Rather, they began in the early days of the Internet when “techies” were expanding the capabilities of PC-based content and applications with low-cost attachments to the computer. Currently, web cams are often used to display visual information as well as a means for personal communication. Many popular web sites use web cams to show traffic, weather, adult activities and other visually interesting subjects. Software such as Net Meeting, Instant Messenger and MSN messenger are being supported in web cams to enable a video chat option to these Internet-based services. Current web cams typically lack the quality of dedicated video phone devices. They also require the utilization of separate personal computers which may not be co-located in the same areas where convenient video calls would occur. Competitors in this category include Logitech, Inc., Intel Corporation, 3Com Corporation, and Creative Technology, Ltd.

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

Intellectual Property

We plan to rely on patent, trade secret, trademark and copyright law to protect our video phone intellectual property. Although we have filed multiple patent applications for our products and technology, we currently only hold one issued patent. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, there can be no assurance that additional patents will be issued pursuant to our current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

Government Regulation

Our Ojo video phone will be required to comply with various laws and government regulations, including Parts 15 and 68 of the FCC’s regulations in the United States, which relate to radio frequency devices and to terminal equipment that is connected to the telephone network. The legal and regulatory environment that pertains to our business is uncertain and changing rapidly. New legislation or regulation, such as that currently being considered for limiting the environmentally hazardous substances that are currently found in most electronic devices, could be introduced that could substantially impact our ability to distribute our Ojo video phone products. Similarly the FCC and other comparable regulatory commissions could undertake an examination of whether to impose surcharges or additional regulations upon certain providers of Internet protocol, or IP, based communication services. The imposition of regulations on IP communications services may negatively impact our business.

Research and Development

To date, our engineering and product development has been a significant focus. The principal focus of our current engineering and development activities is the continued development and enhancement of our Ojo video phone. Development of the Ojo video phone has required combining technical experience and knowledge from two historically separate industries, cable and telephony. Our engineering and development expenditures in connection with our Ojo video phone were approximately $3,000,000, $4,001,000 and $6,486,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Employees

As of December 31, 2005, on a consolidated basis, we had approximately 70 full-time employees. All of our employees are located in Trevose, Pennsylvania. None of our employees are represented by a labor union, and we have no collective bargaining agreement. We consider our employee relations to be good.

Financial Information Relating to Foreign and Domestic Operations and Export Sales from Continuing Operations (Dollars in Thousands)

	2003	2004	2005

Net revenues from continuing operations by geographic area:
United States	$0	$231	$1,558
Total	$0	$231	$1,558
Loss from continuing operations (all from United States operations)	$(5,797)	$(19,461)	$(6,851)
Identifiable Assets (all within the United States)	$(5,117)	$13,172	$20,684
Identifiable foreign assets (hardware and tooling for manufacturing)	$0	$650	$545

Available Information

You may access, free of charge, on our website, www.wgate.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  We endeavor to post these reports on our website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors.

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating our company and our business. Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. We also caution you that this Form 10-K includes forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. Future events and circumstances and our actual results could differ materially from those projected in any forward-looking statements. You should carefully consider the risks described below, the other information in this Form 10-K, the documents incorporated by reference herein and the risk factors discussed in our other filings with the Securities and Exchange Commission when evaluating our company and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known by us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or part of the money paid to buy our common stock.

Our ITV Business has accounted for most of our revenues to date; we cannot reliably project our continued revenues, and we expect to incur significant losses for an indefinite period of time.

Since our formation in 1995 and until the first quarter of 2004, we were in the business of developing and selling interactive television, or ITV, technology products and services for use in conjunction with cable television broadband networks. Our ITV business has historically accounted for substantially all of our revenue. Since we have discontinued the ITV Business and transitioned to become a developer, manufacturer and seller of video phone products we cannot reliably predict our future revenues, and no assurances can be provided as to the amount of ongoing revenues, if any, or to the periods in which any such revenues may be received. Our video phone business involves the development of a new product line with no market penetration, in an undeveloped market sector. The extent and timing of our revenues depends on several factors, including the rate of market acceptance of our products, and the degree of competition we face from similar products. We cannot predict to what extent our video phone product will produce revenues, or whether we will ever reach profitability. If we are unable to achieve significant levels of recurring revenue from our video phone business, our losses will likely continue indefinitely. If this occurs, the market price of our common stock and our viability as a going concern could suffer.

Our auditors have expressed substantial doubt about our company’s ability to continue as a going concern.

The report of the independent registered public accounting firm for the year ended December 31, 2005 included an explanatory paragraph stating that our company has losses from operations and had an accumulated deficit of $229,092,000 that raised substantial doubt about our company’s ability to continue as a going concern. No assurances can be given that the issues that led our independent registered public accounting firm to this conclusion will be addressed or that our business will continue to operate as a going concern.

We are subject to complex and changing rules and regulations concerning corporate governance and financial accounting standards, which may affect our reported financial results or the way we conduct business, or our ability to ensure proper financial reporting and adequate internal controls.

The Sarbanes-Oxley Act, which was signed into law in July 2002, among other things, mandated that companies adopt new corporate governance measures and imposed comprehensive reporting and disclosure requirements. These rules, regulations and requirements increased the scope, complexity, and cost of our corporate governance, reporting, and disclosure practices. Furthermore, generally accepted accounting principles in the United States, including those affecting the accounting for complex financial transactions, have been the subject of change as well as frequent review and interpretation by the SEC, as well as by national and international accounting standards bodies. Such changes, reviews and interpretations may have a significant effect on our reported results of operations, including the results of transactions entered into before the effective date of the changes. For example, the Company has previously entered into various private placement transactions which included multiple types of securities for which the proper accounting treatment was subject to the correct analysis and interpretation of the applicable rules regulations and standards. As a result of subsequent analysis the Company elected to file restatements of certain of its financial statements to correctly account for such securities. The need for such restatements also led to the determination that the Company had a material weakness with respect to the reporting of complex transactions. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. To address this material weakness the Company engaged outside experts to provide counsel and guidance in areas where we cannot economically maintain the required expertise internally. No assurance can be given, however, that such counsel and guidance will be sufficient to remedy this material weakness or to ensure that a future material misstatement may not occur within our financial statements.

Additionally, section 404 of the Sarbanes-Oxley Act of 2002 requires us to assess the design and effectiveness of our internal control systems. Because we are an accelerated filer for SEC reporting purposes as of December 31, 2005, we were required to make our initial assessment for our fiscal year then ended. Our independent registered public accounting firm rendered an attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting which included an adverse opinion on the effectiveness of our internal controls over financial reporting because of the existence of a material weakness. If any changes or additions are required to these systems we must complete the documentation, evaluation and any required remediation of our systems of internal control. The costs associated with such compliance are likely to be significant and will negatively impact future financial results. In addition, there is no assurance that we will be able to conclude that our systems are appropriately designed or effective, or that a material weakness will not be found in our internal controls over financial reporting, which could result in a material misstatement in future financial statements.

We are dependent on a single line of business that currently has no significant history of revenues. We cannot predict our future results because our video phone business has no operating history.

Our primary line of business has become the development of video phone products and technology. We began generating revenue from commercial shipment of our Ojo product in April 2005. Given that our video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. Should this business fail to generate sufficient sales to support ongoing operations there can be no assurance that we will be able to develop alternate business lines. Investors should consider the risks and uncertainties that we may encounter as an early-revenue-stage company in a new, single line of business, and in an unproven market. These uncertainties include:

•                  our ability to design, engineer and manufacture products having the technological features planned for the video phone product line in a cost efficient manner;

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

•                  a changing regulatory environment;

•                  decreased capital spending on technology due to adverse economic conditions; and

•                  global economic conditions.

We will incur increased risks, costs and expenses for marketing and distributing our products, for collection and accounts receivable issues, and for inventory as the result of ending our development and distribution agreement with General Instrument.

Under our development and distribution agreement with General Instrument, General Instrument was responsible for the distribution of our products and for the direct relationship with the distributors, dealers, and other resellers ultimately used to sell the products. In addition, General Instrument marketed our products and maintained an inventory of our products. General Instrument also maintained the necessary infrastructure to handle the logistics for performing these functions, including customer ordering, inventory warehousing, billing, customer service, credit and accounts receivable functions for multiple customers. In performing these functions General Instrument carried the associated risks, costs and expenses. As a result of ending our agreement with General Instrument, we are now directly assuming these responsibilities and associated risks, costs and expenses, and this places increased demands on the cash which we have available. We will also be required to develop new, or expand existing, infrastructure to handle these logistical functions. There can be no assurance that the development or expansion of capabilities can be accomplished in an efficient and cost effective manner. In addition, General Instrument’s price of our product to its reseller customers included a mark-up from its cost of the product from us that was intended to reflect its risks, cost and expenses, plus its profit. We will be charging these reseller customers a lower price and we cannot be assured that the new price will include a sufficient mark-up to cover the risks, costs and expenses that is now our responsibility going forward. Furthermore all of our revenue for the sale of our video phones was derived from General Instrument under the development and distribution agreement and there were minimal administrative costs associated with billing and collecting this revenue. We will now have multiple customers and bear the associated increased administrative costs and risks of collection.

Our video phone technology and products remain subject to significant uncertainty.

Our video phone technology and products are in the early commercialization stage and have not been proven over an extended period of time. The market for products related to video telephony is characterized by uncertain user and customer requirements, and the emergence of new communications standards and practices. Each of these characteristics could impact our video phone products, intellectual property and system designs. The successful development of our products is subject to the risks that:

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

We depend on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key components and services critical for the product we are developing in our video phone business. A formal relationship with Mototech has been established for the volume manufacture of Ojo. Our agreement with Mototech allows either party to terminate the agreement with 90 days prior notice. If Mototech or other providers of components and/or manufacturing services do not produce these components or provide their services on a timely basis, if the components or services do not meet our specifications and quality control standards, or if the components or services are otherwise flawed, we may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage our reputation and could adversely affect our operating results. As a result, we could lose potential customers and any revenues that we may have at that time may decline dramatically.

We will rely on third parties to provide certain marketing and distribution services for our video phone products. If our vendors fail to deliver their services in an appropriate, reliable, timely and cost-efficient manner, our business will suffer.

Prior to February 17, 2006 the Company relied upon General Instrument to provide the marketing and distribution for its products. As of such date, the Company and General Instrument agreed to end their development and distribution agreement and the Company assumed full responsibility for product sale and distribution in all channels. In addition to direct sales on our web site, we will continue to rely upon a distribution organization of dealers, distributors, original equipment manufacturers, value added resellers, service providers and other resellers to market and sell our video phone products, many of which will be the same as those used by General Instrument. WorldGate also plans to expand distribution to service providers and retailers around the world. The Company has agreed with General Instrument to work together to ensure a smooth transition for existing customer accounts. Given our limited experience in dealing with the retail distribution channel, there can no assurance that we will be able to successfully and expeditiously conclude retail distribution agreements with the necessary retailers and distributors. Additionally the Company does not have the same presence or negotiation strength as General Instrument and there can be no assurance that the agreements we negotiate will be as favorable as those negotiated by a party with more presence. These resellers are able to set their own policies regarding the pricing of our products and the advertising, marketing and other promotional efforts applicable to our products. In addition they determine how prominently our products are displayed and demonstrated. If our resellers’ policies are not effective or if our products are not given adequate prominence, our sales of our products may be negatively impacted and our operating results would be adversely affected. In this event our revenue could be significantly reduced and we could lose potential customers for our products.

With the end of our development and distribution agreement with General Instrument, we will no longer be able to use the Motorola brand in association with our products, or General Instrument’s other resources in marketing and distributing our products.

The Motorola brand made available by General Instrument is a widely recognized brand that is almost synonymous with cell phone, radios and other widely distributed electronic products. In addition, General Instrument brought significant resources in the areas of advertising, sponsorship, sales force and distribution logistics. With the end of our agreement with General Instrument, we are phasing out the Motorola branding and we are no longer eligible to benefit from the other resources that they offered. This may negatively impact the perception of our products and will require increased efforts on our part to market and promote our products and efficiently and successfully to sell and distribute our products, and there can be no assurance that we will be successful in our efforts.

We may not be able to meet our product development objectives or market expectations.

Our video phone products are complex and use “state of the art” technology. Accordingly, our development efforts are inherently difficult to manage and keep on schedule and there can be no assurance that we will be able to meet our development objectives or to meet market expectations. In addition to development delays, we may experience substantial cost overruns in completing development of our product. The technological feasibility for some aspects of the product that we envision is not completely established. The products developed by us may contain undetected flaws when introduced. There can be no assurance that, despite testing by us and by potential customers, flaws will not be found in the product, resulting in loss of or delay in market acceptance. We may be unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing customer requirements. Further, there can be no assurance that a competitor will not introduce a similar product. The introduction by a competitor of either a similar product or a superior alternative to our product, may diminish our technological advantage, render our product and technologies partially or wholly obsolete, or require substantial re-engineering of our product in order to become commercially acceptable. Our failure to maintain our product development schedules, avoid cost overruns and undetected errors or introduce a product that is superior to competing products would have a materially adverse effect on our business, financial condition and results of operations.

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

Our continued growth and success depend to a significant degree on the continued services of our senior management and other key employees and our ability to attract and retain highly skilled and experienced technical, managerial, sales and marketing personnel. We have historically been a developer of products related to ITV. Our video phone business represents an expansion into the development of HSD communications hardware and software products in which we have limited experience. In our new video phone business, we also expect to encounter new product development challenges, new customer requirements, new competitors and other new business challenges, with which our existing management may be unfamiliar. There can be no assurance that we will be successful in recruiting new personnel or in retaining existing personnel. None of our employees is subject to a long-term employment agreement. The loss of one or more key employees or our inability to attract additional qualified employees could have a material adverse effect on our business, results of operations and financial condition. In addition, we may experience increased compensation costs in order to attract and retain skilled employees.

We may not be successful in developing or maintaining strong distribution channels for our video phone products.

The success of the video phone business depends on developing strong relationships with service providers such as cable and DSL operators and other HSD communications providers and distribution channel partners who are selling services and/or consumer electronic devices to end-users. If we are not successful in creating a strong distribution channel in a timely manner, we may not gain significant sales.

We may not be able to compete successfully in the highly competitive and rapidly evolving HSD communications market.

The market for products that utilize HSD communications is still developing and there can be no assurance that our product will ever achieve market acceptance. Businesses, cable operators and other HSD network providers as well as the users of such HSD networks must be convinced to buy our video phone product. To the extent we do not achieve growth, it will be difficult for us to generate meaningful revenue or to achieve profitability.

We may not be able to protect intellectual property of our video phone business against third-party infringements or claims of infringement.

Failure to protect our intellectual property rights may result in a loss of our exclusivity or the right to use our video phone technology. We plan to rely on patent, trade secret, trademark and copyright law to protect our video phone intellectual property. Although we have filed multiple patent applications for our technology, and we currently only hold one issued patent, our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, there can be no assurance that any patents will be issued pursuant to our current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

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

The legal and regulatory environment that pertains to our business is uncertain and changing rapidly. New legislation or regulations could be introduced that could substantially impact our ability to launch and promote the Ojo video phone. For example the Federal Communications Commission (FCC) or a comparable regulatory authority could undertake an examination of whether to impose surcharges or additional regulations upon certain providers of Internet protocol, or IP, based communication services. The imposition of regulations on IP communications services may negatively impact our business. Similarly the adoption of regulations prohibiting the use of certain substances commonly found in electronic components could likewise increase the costs of our products, delay product introductions and otherwise negatively impact our business.

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

Our common stock is currently listed on the NASDAQ SmallCap Market, which has requirements for the continued listing of stock. If we fail to continue to meet these listing requirements we will become subject to delisting. For example, if our common stock trades below $1.00 for 30 consecutive trading days, or if we fail to meet any of the other listing requirements including the timely filing of our required financial reports or the market capitalization, minimum stockholders’ equity requirements and keeping required filings current, our common stock may be delisted from the NASDAQ SmallCap Market. If our shares are delisted from the NASDAQ SmallCap Market, they are likely to become subject to the SEC penny stock rules, which could adversely affect the market liquidity of our common stock. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors; and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline, and you could find it more difficult to sell your stock.

Our stock price is volatile.

The trading price for our common stock has been volatile, ranging from a sales price of $0.22 in April 2003, to a sales price of just under $7.00 per share in the first quarter of 2005. The trading price for our common stock during the period from January 3, 2006 to March 13, 2006 ranged from $1.06 to $2.30. The price has changed dramatically over short periods with changes of over 60% percent in a single day. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

Prior offerings of our common stock may have an adverse impact on the market value of our stock.

During 2003, 2004 and 2005 we issued shares of our common stock as part of various private placements to certain institutional investors and as part of these transaction filed multiple registration statements, which provided for the sale or distribution of these shares by these institutional investors. When these investors sell their shares we will not receive any proceeds from the sales. The sale of these blocks of stock, or even the possibility of their sale, may adversely affect the trading market for our common stock and reduce the price available in that market.

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

We issued shares of our common and preferred stock, as well as warrants and additional rights to acquire our common stock, to certain institutional investors in private placement transactions in 2003, 2004 and 2005. The various agreements providing for these private placement transactions included numerous provisions intended to protect such institutional investors. For example, the Company is required to continually maintain effective registration statements permitting the investors to sell their shares of common stock. Failure to comply with such requirements may result in damages to the investors and result in obligations to make cash payments to the investors. The investors may also be entitled to receive more shares than originally allocated in the event the Company subsequently issues shares to other investors at a lower valuation than that afforded to the investors. In addition, the investors may be entitled to receive cash payments instead of shares upon the redemption of certain securities in the event that certain defined events occur including a lapse in the registration statement, being delisted on certain specified exchanges, trading in the Company’s stock is suspended, or a change in control occurs with respect to the Company.

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

Item 1B. Unresolved Staff Comments.

In the 180 days before the end of our fiscal year ended December 31, 2005, we received written comments from the staff of the Securities and Exchange Commission regarding our periodic and current reports under the Securities Exchange Act of 1934. As of the date hereof, we do not believe that any unresolved comments related to our periodic and current reports are material.

Item 2. Properties.

Our corporate headquarters is located in Trevose, Pennsylvania in a leased facility consisting of approximately 42,500 square feet at an annual fee of $11.40 per square foot, with a 3% increase annually. The current lease has a five year term effective September 1, 2005. The lease is cancelable by either party with eight months notice, with a termination by the tenant including a six months termination fee.

Item 3. Legal Proceedings.

Although from time to time we may be involved in litigation as a routine matter in conducting our business, we are not currently involved in any litigation which we believe is material to our operations or balance sheet. We comply with the requirements of currently prevailing accounting standards and provide for accruals where a liability is probable and a reasonable estimate can be made as to the probable amount of such liability.

Item 4. Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders held on October 19, 2005, our stockholders elected six members to our Board of Directors. Those elected to the Board were Hal M. Krisbergh, Steven C. Davidson, Clarence L. Irving, Jr., Martin Jaffe, Jeff Morris and Lemuel Tarshis.

The results of the voting for each member of our Board of Directors are as follows:

Nominee	FOR	WITHHELD
Steven C. Davidson	34,089,075	584,009
Martin Jaffe	34,038,252	598,832
Clarence L. Irving, Jr.	34,073,019	564,065
Hal M. Krisbergh	34,008,227	628,857
Jeff Morris	34,069,962	567,122
Lemuel Tarshis	34,033,795	603,289

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $0.01 par value, has traded on the NASDAQ National Market under the symbol “WGAT” since our initial public offering on April 15, 1999, except for the period from November 25, 2005 to February 9, 2006 when our symbol was “WGATE.”  We applied for and received permission, effective January 9, 2003, to transfer the listing of our common stock to the NASDAQ Small Cap Market. The following table shows the high and low sales price as reported by the NASDAQ Small Cap Market, for each quarter of 2004 and 2005.

	High	Low
Year Ended December 31, 2004
First Quarter	$2.29	$1.01
Second Quarter	3.36	1.35
Third Quarter	2.45	1.41
Fourth Quarter	6.03	1.52
Year Ended December 31, 2005
First Quarter	$6.89	$3.30
Second Quarter	6.03	2.95
Third Quarter	4.60	2.02
Fourth Quarter	3.40	1.62

As of March 13, 2006, we had 343 holders of record of our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, to finance the growth and development of our business. The terms of our currently issued preferred stock impose certain conditions on our ability to declare a dividend on our common stock.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information for the five-year period ended December 31, 2005. This data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2001	2002	2003	2004	2005

	(In thousands, except share and per share data)
Net revenues	$—	$—	$—	$231	$1,558
Cost of revenues	—	—	—	103	2,012
Gross margins	$—	$—	$—	$128	(454)
Costs and expenses:
Engineering and development	—	—	3,000	4,001	6,486
Sales and marketing	—	—	466	1,362	3,755
General and administrative	—	—	2,331	4,675	4,769
Depreciation and amortization	—	—	—	477	693
Total expenses from continuing operations	—	—	5,797	10,515	15,703
Loss from operating activities of continuing operations	—	—	(5,797)	(10,387)	(16,157)
Other interest and other income	—	—	—	1,023	718
Change in fair value of warrants and conversion options	—	—	—	(10,091)	8,594
Interest and other expense	—	—	—	(6)	(6)
Loss from continuing operations	—	—	(5,797)	(19,461)	(6,851)
(Loss) income from discontinued operations	(31,346)	(19,210)	(2,908)	36	—
Net loss	(31,346)	(19,210)	(8,705)	(19,425)	(6,851)
Accretion on preferred stock, dividends and deemed dividends	—	—	—	(951)	(3,922)
Net loss available to common stockholders	$(31,346)	$(19,210)	$(8,705)	$(20,376)	$(10,773)
Basic and diluted loss from continuing operations per common share	$0.00	$0.00	$(0.25)	$(0.70)	$(0.19)
Basic and diluted (loss) income from discontinued operations per common share	(1.33)	(0.81)	(0.12)	(0.00)	0.00
Basic and diluted net loss per common share	$(1.33)	$(0.81)	$(0.37)	$(0.70)	$(0.19)
Basic and diluted net loss available to common shareholders per common share (1)	$(1.33)	$(0.81)	$(0.37)	$(0.73)	$(0.30)
Weighted average common stock Outstanding—basic and diluted	23,501,543	23,573,935	23,259,611	27,881,347	35,449,225

As adjusted net loss available to common stockholders(2)	$(30,985)	$(19,210)	$(8,705)	$(20,376)	$(10,733)
As adjusted basic and diluted net loss available to common shareholders per common share(2)	$(1.32)	$(0.81)	$(0.37)	$(0.73)	$(0.30)
Balance sheet data:
Cash and cash equivalents	$14,613	$3,807	$3,365	$11,840	$16,277
Total assets	33,792	14,019	5,117	13,822	21,229
Long-term obligations, including current portion	1	—	—	—	—
Redeemable Preferred Stock	—	—	—	2,995	379
Total stockholders’ equity (deficiency)	25,415	7,295	3,680	(5,572)	13,717
Other data:
Common shares outstanding	23,565,295	23,077,963	25,706,843	30,865,777	39,511,519

(1)          For purposes of computing the net loss per common share, net loss has been reduced by the accretion on preferred stock, dividends and deemed dividends.

(2)          “As adjusted net loss available to common stockholders” and “As adjusted basic and diluted net loss per common share” amounts reflect the exclusion of amortization of goodwill of approximately $361 for the year ended December 31, 2001. This amount is presented to comply with SFAS 142 as if this standard had been adopted at the beginning of the respective period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Dollar amounts contained in this Item 7 are in thousands, except per share amounts)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

We may from time to time make written or oral forward-looking statements, including those contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “estimate,” “project,” “believe,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors that could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on our behalf. The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) industry competition factors and other uncertainty that a market for our products will develop, (3) challenges associated with distribution channels, including both the retail distribution channel and HSD operators (e.g., uncertainty that they will offer our products, inability to predict the manner in which they will market and price our products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our products), (4) continued losses, (5) difficulty or inability to raise additional financing on terms acceptable to us, (6) departure of one or more key persons, (7) delisting of our Common Stock from the NASDAQ Small Cap Market, (8) changes in regulatory requirements, and (9) other risks identified in our filings with the Securities and Exchange Commission. We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

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

 On April 28, 2004, we entered into a multi-year agreement with General Instrument Corporation d/b/a the Connected Home Solutions Business of Motorola, Inc. (“General Instrument”) for the worldwide development and distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products. On February 17, 2006, we mutually agreed with General Instrument to end this agreement. The ending of this agreement immediately terminates exclusivity for both parties. In addition to its current role for development and manufacture of Ojo, WorldGate will now have direct responsibility and control for the advertising, marketing, and distribution of its products.

Under our development and distribution agreement with General Instrument, General Instrument was responsible for the distribution of our products and for the direct relationship with the distributors, dealers, and other resellers ultimately used to sell the products. In addition, General Instrument marketed our products and maintained an inventory of our products. In performing these functions General Instrument carried the associated risks, costs and expenses. As a result of ending our agreement with General Instrument, we are now directly assuming these responsibilities and the associated risks, costs and expenses, and this places increased demands on the cash which we have available. Although General Instrument’s price of our product to its reseller customers included a mark-up from its cost of the product from us that was intended to reflect its risks, cost and expenses, plus its profit, we will be charging these reseller customers a lower price and we cannot be assured that the new price will include a sufficient mark-up to cover the risks, costs and expenses that is now our responsibility going forward.

Under its agreement with General Instrument, WorldGate had been active in marketing and promoting its products, and working with General Instrument to distribute Ojo. WorldGate intends to continue the rollout of Ojo using many of the same distributors, retailers and service providers and plans to expand distribution to service providers and retailers around the world. The Company and General

Instrument will work together to ensure a smooth transition for existing customer accounts. In addition to direct sales on our web site, we will continue to rely upon a distribution organization of dealers, distributors, original equipment manufacturers, value added resellers, service providers and other resellers to market and sell our video phone products, many of which will be the same as those used by General Instrument. To enable our own retail distribution efforts we have hired an experienced retail consumer electronics executive to direct our efforts in this area. To create retail and consumer interest and build demand for the product, the Company plans to lower the wholesale and suggested manufacturer suggested retail prices. In addition, the Company will offer time limited rebates to further spur interest and sales. Under its agreement with General Instrument, WorldGate’s video phone products were required to be co-branded with the Ojo brand (which WorldGate continued to own) and the Motorola brand. As the result of ending our agreement with General Instrument, we will now be dropping the Motorola brand.

General Instrument also maintained the necessary infrastructure to handle distribution logistics, including customer ordering, inventory warehousing, billing, customer service, credit and accounts receivable functions multiple customers. All of our revenue for the sale of our video phones was derived from General Instrument, a single customer, and there were minimal administrative costs associated with billing and collecting this revenue. The Company will now have multiple customers and bear the associated increased administrative costs and risks of collection. WorldGate will also need to develop the necessary infrastructure to handle multiple customers and these other logistical functions.

As part of ending our agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources. For more details, refer to Note 5 to our consolidated financial statements for the year ended December 31, 2005.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our significant accounting policies are described in Note 5 to our consolidated financial statements included elsewhere in this report. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectibility is reasonably assured, and the delivery and acceptance of the equipment has occurred or services have been rendered. Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Due to our limited commercial sales history, our ability to evaluate the collectibility of customer accounts requires significant judgment. The Company evaluates its equipment customer and service customer accounts for collectibility at the date of sale and on an ongoing basis.

Until mid February 2006, the Company had only one customer for the purchase of its product and the agreement with this customer included several elements relevant to revenue recognition including: (a) the customer had no general right to return the product;  (b) the customer earned warrants upon the purchase of significant video telephony units and the value of these warrants would result in a reduction of recognized revenue (the value of these warrants has been routinely monitored by the Company and is currently deemed to be insignificant, however, should the value of these warrants become material an offset would be made against revenues); (c) penalties were payable to the customer if certain excessive field failure rates were exceeded;  (d) the Company and the customer shared in the benefit achieved by product cost reductions; (e) penalties were payable to the customer if the Company failed to deliver shipments on a timely basis; (f) the Company extended to the customer a limited product warranty for a term not to exceed three years (the Company maintains a warranty reserve based upon the percentage of product sales consistent with industry comparable failure rates and the warranty period provided by the agreement.)  Beginning in mid February 2006, the Company began selling its products to multiple customers and some of the above factors may change and need to be re-evaluated.

Revenues are also offset with a reserve for any price refunds and consumer rebates consistent with the Emerging Task Force (“EITF”) Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer.

 As an incentive to promote delivery of the units, a special product launch discount was provided by the Company to its sole customer as a quantity restricted reduction to the unit contract based price in effect. For the twelve months ended December 31, 2005, this discount was $398. In addition, the Company offered a forward pricing program to this customer and a rebate program to consumers, as further incentives for the holiday season. These incentive programs begin in the fourth quarter of 2005 and terminated during the first quarter of 2006. Consistent with the EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer, the Company has offset the December 31, 2005 revenue by $212 with a reserve for the total estimated liability for the forward pricing program. The liability associated with the rebate, $91, has been recorded in the twelve months ending December 31, 2005. The total of the “Product launch discount, rebate and refunds for the twelve months ended December 31, 2005 was $701.

As part of ending our agreement with General Instrument, and in anticipation of our inventory requirements as a result of taking full responsibility for product distribution, we negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost us to purchase the same inventory from our manufacturing sources. As a result we recorded a reserve for returns and reduced revenue in the amount of approximately $2,310 during the fourth quarter of 2005. In addition we will record no revenue for units shipped to General Instrument in the first quarter 2006 and will record a gain on termination of this agreement of approximately $1,331 during the first quarter 2006 as a result of the lower purchase price of this inventory (net of the cost of rework for rebranding the product).

Inventories. Our inventory consists primarily of finished goods equipment.. The cost is determined on an average cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. Any significant unanticipated changes in the factors noted above could have an impact on the value of our inventories and our reported operating results. Our inventory balance as of December 31, 2005 was $2,878 and related solely to our video phone business. This balance includes $2,006 of inventory related to the accounting for product purchased in connection with the ending of the General Instrument agreement which is being recorded as a reserve for returns.

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

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is more likely than not, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the statement of operations.

We have a full valuation allowance against the net deferred tax asset of $85,298 as of December 31, 2005, due to our lack of earnings history and the uncertainty as to the reliability of the asset. In the future, if sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we would be required to reduce our valuation allowance, resulting in a benefit from income tax in the consolidated statement of operations.

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and has presented the required disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure. At December 31, 2005, the Company had stock-based compensation plans, which are described separately in Note 11 to the consolidated financial statements for the year ended December 31, 2005. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock-based compensation.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning with our interim period that begins on January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. We have elected to utilize the modified prospective transitional method in accounting for share-based employee payment transactions.

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

Restatement of the Financial Statements. The Company has restated its financial statements for the year ended December 31, 2004 to include certain clarifications made in response to the SEC’s review of the Company’s registration statement on Form SB-2 (Registration No. 333-125205),  and annual report on Form 10-K for the year ended December 31, 2004. These restatements include expanded explanations in the Notes to Consolidated Financial Statements of the Company’s accounting method and policy for redeemable preferred stock and warrants issued by the Company in a private placement in June 2004. In addition, the Company has restated its financial statements for the years ended December 31, 2004 and 2003 to amend and restate the accounting for the warrants and additional investments rights issued in private placements of the Company’s common stock during the fourth quarter of 2003, and the first and fourth quarters of 2004. These security components were originally treated as non-cash expenses and with this restatement are being restated as equity transactions. There is no cash impact associated with these restatements. There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholders’ equity.

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

2005 versus 2004

Revenues

Revenues. Revenues from continuing operations of $1,558 were realized during the twelve months ended December 31, 2005. These revenues represent the initial commercial deliveries of Ojo video phones. Revenues from continuing operations for the twelve months ended December 31, 2004 were $231, primarily associated with units sold for pre-market testing. Revenue from the sale of equipment is recognized by the Company when the products are delivered and accepted.

 As an incentive to promote delivery of the units, a special product launch discount was provided to our sole customer as a quantity restricted reduction to the unit contract based price in effect. For the twelve months ended December 31, 2005, this discount was $398. In addition, we offered a forward pricing program to this customer and a rebate program to consumers, as further incentives for the holiday season. These incentive programs begin in the fourth quarter of 2005 and terminated during the first quarter of 2006. Consistent with the EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer, we offset the December 31, 2005 revenue by $212 with a reserve for the total estimated liability for the forward pricing program. The liability associated with the rebate, $91, has been recorded in the twelve months ending December 31, 2005. The total of the “Product launch discount, rebate and refunds for the twelve months ended December 31, 2005 was $701. As a result we had a negative gross margin of $454 for the year ended December 31, 2005. In the first quarter of 2006 we announced that we were going to offer a new consumer rebate program during the second quarter of 2006.

As part of ending our agreement with General Instrument, and in anticipation of our inventory requirements as a result of taking full responsibility for product distribution, we negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost us to purchase the same inventory from its manufacturing sources. As a result we recorded a reserve for returns and reduced revenue in the amount of approximately $2,310 during the fourth quarter of 2005. In addition we will record no revenue for units shipped to General Instrument in the first quarter 2006 and will record a gain on termination of this agreement of approximately $1,331 during the first quarter 2006 as a result of the lower purchase price of this inventory (net of the cost of rework for rebranding the product).

Costs and Expenses

Cost of revenues. The cost of revenues from continuing operations relating to the initial commercial deliveries of Ojo video phones was $2,012 for the twelve months ended December 31, 2005. Cost of revenues from continuing operations for the twelve months ended December 31, 2004 was $103 related to product sold for pre-market testing. The cost of revenues was reduced by $2,006 for inventory related to the accounting for product purchased in connection with the ending of the General Instrument agreement which is being recorded as a reserve for returns.

Engineering and Development. Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of the Company’s video phone product. Engineering and development costs were $6,486 for the twelve months ended December 31, 2005, compared with $4,001 for the twelve months ended December 31, 2004. This increase in 2005 over 2004 of $2,485, or 62%, reflects our increased engineering and support staffing, and related costs, related to the continuing development and enhancements of our video phone product.

Sales, Marketing and Service. Sales, marketing and service expenses consist primarily of compensation, attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs related to the introduction of our video phone product as well as costs related to our service business infrastructure and customer support. Sales, marketing, and service costs were $3,755 for the twelve months ended December 31, 2005, compared with $1,362 for the twelve months ended December 31, 2004. This increase of $2,393, or 176%, reflects the increased marketing and promotional expenditures, trade shows attendance, and service business costs related to the commercial launch and continued support of our video phone product in the market place.

General and Administrative. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees. General and administrative expenses were $4,769 for the twelve months ended December 31, 2005, a slight, increase of $94, or 2%, compared with $4,675 for the twelve months ended December 31, 2004

Interest, Other Income and Interest Expense. Interest, other income and interest expense from continuing operations consisted of interest earned on cash and cash equivalents, and interest expense on short-term debt. Total interest and other income was $718 for the twelve months ended December 31, 2005 a decrease of $305 from $1,023 total for the twelve months ended December 31, 2004. During the twelve months ended December 31, 2005, we earned interest income of $442 on average cash balances of approximately $13,423, and incurred interest expense of $6 related to insurance financing. In comparison, during the twelve months ended December 31, 2004, we earned interest of $86 on average cash balances that are included with discontinued operations of approximately $6,601, and incurred interest expense of $6 related to our insurance financing. Included in total interest and other income for the period ended December 31, 2004 is $928 which represents deferred rent credits of $143 and cancelled unpaid rent of $785 relating to the amendment of our facility lease with an effective date of June 2004. For more details, refer to Note 12 to our consolidated financial statements for the year ended December 31, 2005.

Non Cash Change in Fair Value of Warrants and Conversion Options. For the twelve months ended December 31, 2005, the non cash change in fair value of warrants and conversion option was an income of $8,594. This income was the result of a marked to market adjustment primarily related to our common stock price decline as of December 31, 2005 compared to December 31, 2004 as it related to our June 24, 2004 private placement of our Series A Convertible Preferred Stock and Warrants.

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

Costs and Expenses

Cost of revenues. The cost of revenues from continuing operations relating to the initial deliveries of video phones was $103 for the twelve months ended December 31, 2004. There were no costs of revenues from continuing operations for the twelve months ended December 31, 2003.

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

General and Administrative. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees. General and administrative expenses were $4,675 for the twelve months ended December 31, 2004, compared with $2,331 for the twelve months ended December 31, 2003. The increase of $2,344, or 100%, is attributable primarily to our transition of nearly all of our administrative management compensation, facility, legal, finance and professional consulting fees toward the further development of the video phone business, and a non cash charge of $608 during the twelve months ended December 31, 2004, reflecting a Black-Scholes estimate of the value of warrants and options issued to General Instrument in 2004 in conformity with the terms of the agreement signed in April 2004. For the twelve months ended December 31, 2003, video phone related costs were $2,331, or 60% of total General and Administrative expense of $3,889 (including $1,558 in discontinued operations).

Interest, Other Income and Interest Expense. Interest, other income and interest expense from continuing operations consisted of interest earned on cash and cash equivalents, and interest expense on short-term debt. Total interest and other income increased to $1,023 for the twelve months ended December 31, 2004 from $0 for the twelve months ended December 31, 2003. During the twelve months ended December 31, 2004, we earned interest income of $86 on average cash balances of approximately $6,601, and incurred interest expense of $6 related to insurance financing. In comparison, during the twelve months ended December 31, 2003, we earned interest on average cash balances that are included with discontinued operations of approximately $2,222, and incurred interest expense of $6 related to our insurance financing. Included in total interest and other income is $928 which represents deferred rent credits of $143 and cancelled unpaid rent of $785 relating to the amendment of our facility lease with an effective date of June 2004. For more details, refer to Note 12 to our consolidated financial statements for the year ended December 31, 2005.

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

Liquidity and Capital Resources

As of December 31, 2005, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, are of high quality investment grade and have original maturities of less than three months.

At December 31, 2005, we had cash and cash equivalents of $16,277 as compared to cash and equivalents of $11,840 at December 31, 2004. Net cash used in continuing operations was $13,616 for the twelve months ended December 31, 2005, as compared to $7,084 used for the same period in 2004. This increase in net cash used for continuing operations was primarily attributable to our increase in expenditures during the twelve months ended December 31, 2005, related primarily to the increased launch and marketing of our video phone business. We recorded bad debt expense in the amount of $16 from discontinued operations in 2004 to reflect our current assessment of the collectibility of certain receivables. No bad debt expense was recorded in 2005.

Cash used for investing activities from continuing operations were primarily a result of investments in equipment for product development and manufacture as well as for general administrative purposes. For the twelve month periods ending December 31, 2005 and 2004, such investments were $554 and $925, respectively.

Cash provided by financing activities from continuing operations primarily through various private placements of our Company’s securities, through the exercise of warrants and through the exercise of non-executive employees’ and prior employees’ stock options during the twelve months ended December 31, 2005, totaled $18,607 compared to $16,349 provided during the same period in 2004.

Operations and Liquidity.

To date, we have funded operations primarily through multiple private sales of equity securities and through an initial public offering of common stock in April 1999. As of December 31, 2005 we have no outstanding debt and our assets are not pledged as collateral. We continue to evaluate the possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.

The report of the independent registered public accounting firm for the year ended December 31, 2005 included an explanatory paragraph stating that our Company had suffered recurring losses from operations and had an accumulated deficit of $229,092, and that these issues raised substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $167 is required to be redeemed in June 2006, although this redemption can be made in common stock if certain conditions are met. In addition, the August 2005 private placement includes cash payment penalties of 1.5% per month for the period that the shares in the transaction fail to be registered. On December 31, 2005 the shares under this private placement had not been registered and until such time as the shares become registered the Company is subject to the penalty provision under this private placement. As of December 31, 2005 the Company has recorded accrued penalties of $525,000. The ending of the General Instrument agreement on February 17, 2006 places additional cash burdens on the Company and this could impact our cash requirements and usage. As part of ending its agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources. For more details, refer to Note 5 to our consolidated financial statements for the year ended December 31, 2005.

We expect, based on our internal forecasts and assumptions relating to our operations (including among others, assumptions regarding our short term cash requirements and our projected revenue growth) that we have sufficient cash on hand to meet our obligations into the fourth quarter of 2006.

Our ability to generate cash is dependant upon the sale of our Ojo product and on obtaining cash through capital markets. We began generating revenue from commercial shipment of our Ojo product in April, 2005 and we expect revenues to increase as the product continues to roll out to the marketplace. Depending on the ramp up of sales, the increased level of sales activity is projected to have a positive impact on our cash flows from operations, which will support our ability to meet our obligations beyond 2006. Given that our video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize.

We, however, remain hopeful that sufficient sales will materialize and/or that sufficient funding can be developed through ongoing operations or additional financings to continue our operations beyond 2006.

Our long term cash requirement obligations are primarily comprised of the items noted above. We have no long term debt and our contractual cash requirements and obligations existing beyond the next twelve months are comprised solely of operating lease commitments and redemption of preferred stock, which are not considered material. We have limited capacity to reduce our workforce and scale back on capital and operational expenditures to decrease our cash usage.

Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

As of December 31, 2005, our cash and cash equivalents were $16,277, which were securities having a maturity of less than three months. Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the twelve months ended December 31, 2005 would have decreased by approximately $176. This estimate assumes that the decrease occurred on the first day of 2005 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

Foreign Currency Exchange Risk. Although we transact business in various foreign countries, the principal portion of our business is in the United States and substantially all of our revenues and costs to date have been denominated in U.S. dollars. Although our agreement with Mototech Inc. (not an affiliate of General Instruments or Motorola), our contract manufacturer in Taiwan, is denominated in U.S. dollars, their material acquisition costs are subject to exchange rate changes that could impact our product costs.

Disclosure of Contractual Obligations

Payments due by Period:

	Total	Less than 1 year	1 — 3 years	3 — 5 years	Over 5 years

Operating leases	$2,448	$503	$1,047	$898	$—

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R. SAB 107 primarily interprets how the implementation of SFAS 123R is to be applied under SEC rules and regulations. Beginning with our quarterly period that begins after January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. We have elected to utilize the modified prospective transitional method in accounting for share-based employee payment transactions. Based upon the employee options outstanding as of December 31, 2005, and the transitional provisions of SFAS No. 123R and SAB 107, there is approximately $1,853 of future costs, utilizing the fair value method that will be expensed over a four year period from 2006 through 2009. In March 2005, the FASB issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations.”  FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligations. The interpretation is required to be adopted in the first quarter of 2006. The Company does not expect the adoption of FIN 47 to have a material effect on the consolidated financial statements.

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

In June 2005, the EITF reached consensus on Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Issue 00-19 is used to evaluate whether embedded derivatives should be bifurcated under FASB Statement No. 133, Accounting For Derivative Instruments And Hedging Activities, as amended. Specifically, Statement 133 provides guidance as to when an issuer is required to bifurcate a conversion option that is embedded in convertible debt. However, Issue 00-19 does not define “conventional convertible debt instrument.” Given the development of numerous contractual terms that may be included in a convertible debt instrument, it is not clear when a convertible debt instrument is “conventional.”  We do not believe that our redeemable preferred stock and related warrants meet the definition of conventional convertible debt and as a result Issue No. 00-19 applies to the liability treatment of these instruments. The Company is evaluating the effect that adoption of the Issue will have on its financial position or results of operations in future periods.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company’s condensed financial position or results of operations.

In September 2005, the EITF reached consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,”  that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”  The effect reduces reported revenues and cost of sales for affected transactions. The consensus on this issue would apply to such transactions beginning in the second quarter 2006. The Company is evaluating the effect of EITF 04-13 on its consolidated financial statements.

In September 2005, the FASB ratified the EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.”, which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The adoption of the Issue may have a material effect on our consolidated financial position or results of operations in future periods.

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”, which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder’s equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, Accounting for Income Taxes. The adoption of the Issue may have a material effect on our consolidated financial position or results of operations in future periods.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company’s financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Refer to Interest Rate Risk and Foreign Currency Exchange Risk on page 22 for a discussion of this item.

Item 8. Financial Statements and Supplementary Data.

WORLDGATE COMMUNICATIONS, INC.

* All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Stockholders

WorldGate Communications, Inc.

We have audited the accompanying consolidated balance sheet of WorldGate Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ (deficiency) equity, and cash flows for the year ended December 31, 2005. Our audit also included the Financial Statement Schedule II – Valuation and Qualifying Accounts for the Company as of December 31, 2005 and for the year then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldGate Communications, Inc. and its subsidiaries as of December 31, 2005 and the results of their operations and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information contained therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has suffered recurring losses from operations and had an accumulated deficit of $229 million which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP

Melville, New York

March 23, 2006

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

WorldGate Communications, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of WorldGate Communications, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WorldGate Communications, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net accumulated deficiency of $218 million as of December 31, 2004 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
February 24, 2005 (except for Note 2
as to which the date is August 24, 2005 and
Note 3 as to which the date is January 10, 2006)

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	As of December 31
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,840	$16,277
Trade accounts receivable less allowance for doubtful accounts of $0 at December 31, 2004 and 2005	0	133
Other receivables	28	26
Inventory	46	2,878
Prepaid and other assets	184	209
Total current assets	12,098	19,523
Property and equipment	3,530	4,084
Less: accumulated depreciation and amortization	(1,815)	(2,508)
Property and equipment, net	1,715	1,576
Deposits and other assets	9	130
Total assets	$13,822	$21,229

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable	$222	$1,695
Accrued expenses	951	1,333
Accrued compensation and benefits	540	36
Dividend payable on Preferred Stock	85	6
Detachable Warrants	5,583	1,038
Notes payable	37	0
Conversion option on Preferred Stock	8,612	57
Incentive sale claims liability	0	278
Warranty reserve	0	336
Deferred revenues	369	44
Returns reserve	0	2,310
Total current liabilities	16,399	7,133

Commitments
Redeemable Preferred Stock; 7,550 shares authorized, 6,775 shares issued and outstanding at December 31, 2004, and 500 issued and outstanding at December 31, 2005	2,995	379

Total Stockholders’ (deficiency) equity:
Preferred Stock, $.01 par value, 13,492,450 shares authorized, and 0 shares issued at December 31, 2004 and December 31, 2005	0	0
Common Stock, $.01 par value; 80,000,000 shares authorized, 30,865,777 shares issued and outstanding at December 31, 2004 and 39,511,519 shares issued and outstanding at December 31, 2005	308	395
Additional paid-in capital	212,439	242,414
Accumulated deficit	(218,319)	(229,092)
Total stockholders’ (deficiency) equity	(5,572)	13,717
Total liabilities and stockholders’ (deficiency) equity	$13,822	$21,229

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, AND PER SHARE AMOUNTS)

	Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2005

Gross revenues	$0	$231	$2,259
Less: Product launch discount and refunds	0	0	(701)
Net revenues	0	231	1,558
Cost of revenues	0	103	2,012
Gross margins	0	128	(454)
Engineering and development (excluding depreciation and amortization amounts of $0, $64, and $303, respectively)	3,000	4,001	6,486
Sales and marketing (excluding depreciation and amortization amounts of $0, $13 and $46, respectively)	466	1,362	3,755
General and administrative (excluding depreciation and amortization amounts of $0, $400 and $344, respectively)	2,331	4,675	4,769
Depreciation and amortization	0	477	693
Total expenses from continuing operations	5,797	10,515	15,703
Loss from operating activities of continuing operations	(5,797)	(10,387)	(16,157)
Interest and other income	0	1,023	718
Change in fair value of warrants and conversion options	0	(10,091)	8,594
Interest and other expense	0	(6)	(6)
Loss from continuing operations	(5,797)	(19,461)	(6,851)
(Loss) income from discontinued operations	(2,908)	36	0
Net loss	$(8,705)	$(19,425)	$(6,851)
Accretion on preferred stock,dividends and deemed dividends	0	(951)	(3,922)
Net loss available to common stockholders	$(8,705)	$(20,376)	$(10,773)
Loss from continuing operations per common share (Basic and Diluted)	$(0.25)	$(0.70)	$(0.19)
(Loss) income from discontinued operations per common share (Basic and Diluted)	(0.12)	0.00	0.00
Net loss per common share (Basic and Diluted)	$(0.37)	$(0.70)	$(0.19)
Net loss available to common stockholders per common share (Basic and Diluted)	$(0.37)	$(0.73)	$(0.30)
Weighted average common shares outstanding (Basic and Diluted)	23,259,611	27,881,347	35,449,225

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
(DOLLARS AND SHARES IN THOUSANDS)

				Warrants
				for		Unearned			Total
			Additional	Class A		Stock-			Stockholders’
	Common Stock		Paid-In	Common	Accumulated	based	Treasury Stock		(Deficiency)
	Shares	Amount	Capital	Stock	Deficit	Compensation	Shares	Amount	Equity
Balance at January 1, 2003	23,578	$236	$194,391	$1,911	$(189,238)	$0	(500)	$(5)	$7,295
Remaining portion of unearned compensation to vendor						(400)			(400)

Non-cash stock based Compensation			117						117

Issuance of Common Stock	2,629	26	2,175						2,201
Termination of Warrants			1,911	(1,911)
Other – includes final Contractual Obligation termination of $3,283			3,172						3,172
Net Loss for the year					(8,705)				(8,705)
Balance at December 31, 2003	26,207	262	201,766	0	(197,943)	(400)	(500)	(5)	3,680
Amortization of earned compensation to vendor						400			400
Non-cash stock based Compensation			608						608
Cancellation of Treasury Stock	(500)	(5)					500	5
Issuance of Common Stock	2,361	23	3,668						3,691
Exercise of Stock Options	446	4	809						813
Exercise of Warrants	2,352	24	5,588						5,612
Accretion on preferred stock and dividends					(951)				(951)
Net Loss for the year					(19,425)				(19,425)
Balance at December 31, 2004	30,866	308	212,439	0	(218,319)	0	0	0	(5,572)
Issuance of Common Stock	4,683	47	16,596						16,643
Issuance of Common Stock upon conversion of preferred stock	2,720	27	6,248						6,275
Reclassification of conversion option liability			4,632						4,632
Deemed dividend upon conversion					(3,102)				(3,102)
Issuance of common stock to settle accrued preferred stock dividends	64	1	216						217
Exercise of Stock Options	373	4	814						818
Exercise of Warrants	805	8	1,469						1,477
Accretion on preferred stock and dividends					(820)				(820)
Net Loss for the year					(6,851)				(6,851)
Balance at December 31, 2005	39,511	$395	$242,414	$0	$(229,092)	$0	0	$0	$13,717

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2005

Cash flows from operating activities:
Net loss	$(8,705)	$(19,425)	$(6,851)
Loss (income) from discontinued operations	2,908	(36)	0
Adjustments to reconcile net loss to cash used in operating activities of continuing operations:
Depreciation and amortization	0	477	693
Non-cash stock based compensation to product development vendor	200	400	0
Change in fair value of warrants and conversion options	0	10,091	(8,594)
Non-cash stock based compensation	78	608	3
Changes in operating assets and liabilities:
Trade accounts receivable	0	0	(133)
Other receivables	0	(17)	2
Inventory	0	(46)	(2,832)
Prepaid and other assets	816	219	146
Accounts payable	184	(218)	1,473
Accrued expenses	374	357	660
Accrued compensation and benefits	501	302	(504)
Warranty reserve	0	0	336
Deferred revenue	0	204	(325)
Returns Reserve	0	0	2,310
Net operating cash flow used in continuing operations	(3,644)	(7,084)	(13,616)
Net operating cash flow (used in) provided by discontinued operations	(1,248)	135	0
Net cash used in operating activities	(4,892)	(6,949)	(13,616)

Cash flows from investing activities of continuing operations:
Capital expenditures from continuing operations	0	(925)	(554)
Net investing cash flow from discontinued operations	6,788	0	0
Net cash provided by (used in) investing activities	6,788	(925)	(554)

Cash flows from financing activities of continuing operations:
Payment of note payable	0	0	(331)
Proceeds from issuance of common stock	1,490	2,813	16,643
Proceeds from the issuance of redeemable preferred stock	0	7,111	0
Proceeds from the exercise of stock options	0	813	818
Proceeds from the exercise of warrants	0	5,612	1,477
Net cash provided by financing activities from continuing operations	1,490	16,349	18,607
Net financing cash flow from discontinued operations	(610)	0	0
Net cash provided by financing activities	880	16,349	18,607
Net increase in cash and equivalents	2,776	8,475	4,437
Cash and cash equivalents, beginning of year	589	3,365	11,840
Cash and cash equivalents, end of year	$3,365	$11,840	$16,277

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)

1. Basis of Presentation

The consolidated financial statements of WorldGate Communications, Inc. (“WorldGate”, “We”, “Our” or the “Company”) presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual reports on Form 10-K. WorldGate was incorporated in Delaware in 1996 to succeed to the business of the predecessor company, WorldGate Communications, L.L.C., which commenced operations in March 1995. WorldGate has developed a video phone designed specifically for personal video communication, and is differentiated, both from competitors and from previous efforts at personal video telephony, by providing: true-to-life communication; ease of deployment by high-speed data, or HSD, operators as well as businesses; a highly styled ergonomic design; and interoperation with the public switched telephone network, or PSTN.

The consolidated financial statements of the Company include the accounts of WorldGate Communications, Inc. and its wholly owned subsidiaries WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Services LLC and WorldGate Acquisition Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Restatement in August 2005

The Company previously restated its consolidated financial statements for the year ended December 31, 2004 with regard to expanded explanations in the Notes to the Consolidated Financial Statements of the Company’s accounting method and policy for redeemable preferred stock and warrants issued by the Company in a private placement in June 2004.

3. Restatement in January 2006

The Company previously restated its consolidated financial statements for the year ended December 31, 2004 and 2003 with regard to the accounting for the warrants and additional investment rights issued in private placements of the Company’s common stock during the fourth quarter of 2003 and the first and fourth quarters 2004.

4. Restatement in March 2006

The Company has restated its financial statements for the quarters ended June 30, 2005 and September 30, 2005 to correct the accounting for certain conversions of preferred stock related to its June 2004 private placement of 7,550 shares of Series A Convertible Preferred stock to certain institutional investors. The corrected accounting reclassifies the converted preferred stock and the associated conversion options liability to equity based on a ratio of the shares converted during the quarter to the total preferred shares outstanding, whereas previously the ratio used for the reclassification of preferred stock and conversion options was based on the percentage of these instruments to each other and applied to the amount converted. In addition, both the fair value of the conversion option and any unaccreted discount associated with the conversion are being applied to equity with the discount being accounted for as a deemed dividend which is also presented in the statement of operations. We previously did not reflect the discount on the preferred stock as a deemed dividend. There is no cash impact associated with these restatements.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	June 30, 2005
Consolidated Balance Sheet	As previously reported	As restated

Redeemable Preferred Stock	$1,858	$1,460

Accumulated deficit	$(216,726)	$(219,595)
Additional-paid-in capital	218,888	222,155
Total stockholders’ deficiency	2,500	2,898

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
Consolidated Statement of Operations	As previously reported	As restated	As previously reported	As restated

Change in fair value of warrants and conversion options	$2,466	$1,633	$7,642	$6,809
Loss from continuing operations	(366)	(1,199)	2,228	1,395
Net loss	(366)	(1,199)	2,228	1,395
Accretion preferred stock and dividends	(139)	(2,175)	(635)	(2,671)
Net loss available to common stockholders	(505)	(3,374)	1,593	(1,276)

Net (loss) income per common share:
Basic	$(0.01)	$(0.04)	$0.07	$0.04
Diluted	(0.01)	(0.04)	0.06	0.04
Net (loss) income available to common shareholders per common share:
Basic	$(0.02)	$(0.10)	$0.05	$(0.04)
Diluted	(0.02)	(0.10)	0.06	(0.04)

	September 30, 2005
Consolidated Balance Sheet	As previously reported	As restated

Redeemable Preferred Stock	$702	$678

Accumulated deficit	$(218,207)	$(219,372)
Additional-paid-in capital	237,256	238,445
Total stockholders’ deficiency	19,442	19,466

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
Consolidated Statement of Operations	As previously reported	As restated	As previously reported	As restated

Change in fair value of warrants and conversion options	$1,759	$1,165	$9,401	$7,974
Loss from continuing operations	(1,397)	(1,991)	831	(596)
Net loss	(1,397)	(1,991)	831	(596)
Accretion preferred stock and dividends	(85)	(656)	(719)	(3,326)
Net loss available to common stockholders	(1,482)	(2,647)	112	(3,922)

Net (loss) income per common share:
Basic	$(0.04)	$(0.04)	$0.02	$(0.02)
Diluted	(0.04)	(0.04)	0.02	(0.02)
Net (loss) income available to common shareholders per common share:
Basic	$(0.04)	$(0.07)	$0.00	$(0.11)
Diluted	(0.04)	(0.07)	0.00	(0.11)

5. Summary of Significant Accounting Policies

Liquidity and Going Concern Considerations.

As of December 31, 2005 the Company had cash and cash equivalents of $16,277. The operating cash usage from continuing operations for the twelve months ended December 31, 2005 was $13,616. During the third quarter of 2003, we completed a sale of certain assets, including our interactive television (“ITV”) intellectual property rights and our membership interest in TVGateway, LLC, for $3,000 in cash to TVGateway, LLC, a company we were instrumental in forming. Our transaction with TVGateway, LLC marked a shift in our business away from the ITV business and toward a new video phone product and associated business. The funds we received from the sale of assets to TVGateway, LLC, as well as the funds we received as a result of private placements of our securities on December 1, 2003 and December 4, 2003, January 21, 2004, April 22, 2004, June 24, 2004, December 15, 2004 and August 3, 2005, have permitted us to fund the development of our new business.

In December 2003 and January 2004, WorldGate received investments aggregating $3,100 from certain institutional investors. These investors purchased an aggregate of 3,000,000 shares of newly issued common stock. The investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock purchased by the investors in their investment, at the same price as their investment, and five-year warrants to purchase up to 30% of the common stock purchased by the investors in their investment, at an exercise price equal to a twenty-five percent premium to their purchase price for the investment. The purchase price for the 2,000,000 shares purchased in the December 2003 transactions were $0.80 per share, with the warrants having a $1.00 per share exercise price. The purchase price for the 1,000,000 shares purchased in the January 2004 transaction was $1.50 per share, with the warrants having a $1.875 per share exercise price. All additional investment rights associated with the December 2003 transaction were exercised during January and February of 2004, resulting in an incremental investment of $320. All additional investment rights associated with the January 2004 transaction were exercised in May 2004, resulting in an incremental investment of $300. A portion of the warrants and additional investment right warrants associated with the December 2003 and January 2004 transactions were exercised in December 2004 and January 2005, resulting in an incremental investment of $925.

In December 2003, WorldGate reached agreement with Mototech, Inc. (“Mototech” is not an affiliate of General Instruments or Motorola) for the purchase of 625,000 shares of newly issued common stock at $0.80 per share, in return for future design and engineering services by Mototech. WorldGate had previously contracted with Mototech to assist the Company with the design and volume manufacture of WorldGate’s Ojo personal video phone. The purchase price for these shares has been fully paid as of December 31, 2004 by an equivalent reduction in the development and initial procurement payments that would otherwise be due to Mototech. The value of this transaction was $600 (based on the closing stock price of $0.96 on the date of the transaction) of which $200 was recorded as an expense for the year ended December 31, 2003 and $400 was expensed for the year ended December 31, 2004. In addition, in April 2004, Mototech invested $1,000 to purchase 666,666 shares of newly issued common stock at $1.50 per share.

 In June 2004 we completed a private placement of 7,550 shares (the “June 2004 Shares”) of Series A Convertible Preferred stock to certain institutional investors. The shares were sold for $1,000 per share, resulting in gross proceeds from the offering of $7,550. The preferred stock issued pursuant to this placement is convertible into WorldGate common stock at a conversion price of $2.35 per share. WorldGate has the right to require conversion of the preferred stock into common stock upon achieving certain price targets with respect to its common stock and the satisfaction of certain other conditions. Of the 7,550 convertible preferred issued 500 shares remained outstanding as of December 31, 2005 and 333 shares remain outstanding as of January 12, 2006. Between November 2004 and January 2006 all but one of the investors have fully converted their preferred shares resulting in the issuance of 3,071,064 of our common shares. The preferred stock has a dividend rate of 5% per annum, payable quarterly, which may be paid either by cash or through the issuance of common stock at WorldGate’s option (with stock payments being made at a 10% discount to the then current market price). Through January 12, 2006, for all quarterly dividend payments due, WorldGate exercised its right to make these dividend payments in stock, resulting in the issuance of an additional 136,623 shares of our common stock. The preferred stock has a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months. The preferred stock may be redeemed at maturity in cash or through the issuance of an indeterminate number of shares of common stock, at WorldGate’s option (subject to certain conditions). All dividend and maturity payments made in stock are subject to the satisfaction of certain conditions including the listing and availability of an effective registration statement. As part of the transaction, WorldGate issued five-year warrants to purchase a total of 1,606,380 shares of WorldGate common stock, with one-half of the warrants having an exercise price of $2.69 per share and the remaining half having an exercise price of $3.14 per share. Through December 2005 125,000 of $2.69 warrants have been exercised resulting in the issuance of an addition 125,000 of our common shares and an additional $336 in gross proceeds and 51,915 of $3.14 warrants have been exercised resulting in the issuance of an addition 51,915 of our common shares and an additional $163 in gross proceeds. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,380 additional common stock shares at $3.14 a share. During December 2004 all but one of the investors exercised their additional investment rights resulting in the issuance of an additional 1,500,000 shares and an additional $4,710 in gross proceeds. During the first quarter of 2005, the remaining investor exercised their additional investment right resulting in the issuance of an additional 106,383 shares and an additional $334 in gross proceeds. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.0% per month for unredeemed preferred shares once registration of the shares lapse and until the registration again becomes effective.

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

 In August 2005, the Company completed a private placement of $17,500 of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,671,947 shares of its common stock: 1,633,333 shares to the investors at an exercise price of $5.00 per share, and 38,614 shares to the placement agent at an exercise price of $4.53 per share. The investors also received an additional investment right, for a period of 60 days from the time the shares become registered, to purchase 1,554,000 additional shares of common stock at $4.12 per share. The accounting for these warrants and investment rights is established by analogy to Accounting Principle Board Opinion (“APB”) No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” which addresses detachable stock purchase warrants issued in conjunction with convertible debt and prescribes that such warrants be accounted for as additional paid in capital measured at fair value. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120 days from the effective date of the Agreement that the shares in the transaction fail to be registered. On December 31, 2005 the shares under this private placement had not been registered and until such time as the shares become registered the Company is subject to the penalty provision under this private placement. As of December 31, 2005 the Company has recorded accrued penalties of $525,000.

Registration statements for the securities sold pursuant to the June 2004, December 2004 and August 2005 private placements were originally filed containing financial statements that were current at the time of the filing. Subsequently the Company initiated a process to amend, restate and re-file certain of its 2003, 2004 and 2005 financial statements to correct an error in the accounting treatment for various security components of our private placements. As a result the registration statements then on file also needed to be amended to reflect these changes in our financial statements. Amended registration statements were subsequently filed with the SEC to reflect the amended and restated financial statements, and these amended registration statements are currently awaiting SEC review. It is however likely that as part of the standard review process with the SEC we will need to file subsequent amendments to these registration statements to update the financial statements contained therein to reflect our fiscal 2005, year end financials.

On April 28, 2004, we entered into a multi-year agreement with General Instrument Corporation d/b/a the Connected Home Solutions Business of Motorola, Inc. (“General Instrument”) for the worldwide development and distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products. On February 17, 2006, we mutually agreed with General Instrument to end this agreement. The ending of this agreement immediately terminates exclusivity for both parties. In addition to its current role for development and manufacture of Ojo, WorldGate will now have direct responsibility and control for the advertising, marketing, and distribution of its products. Under its agreement with General Instrument, WorldGate had been active in marketing and promoting its products, and working with General Instrument to distribute Ojo. WorldGate intends to continue the rollout of Ojo using many of the same distributors, retailers and service providers, and plans to expand distribution to service providers and retailers around the world. The two companies will work together to ensure a smooth transition for customer accounts. As part of ending its agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources. As a result the Company recorded a reserve for returns and reduced revenue in the amount of approximately $2,310 during the fourth quarter of 2005. In addition the Company will record no revenue for units shipped to General Instrument in the first quarter 2006 and will record a gain on termination of this agreement of approximately $1,331 during the first quarter 2006 as a result of the lower purchase price of this inventory (net of the cost of rework for rebranding the product).

The Company had $7,133 of liabilities and its assets are not pledged as collateral as of December 31, 2005. These liabilities include $1,101 of dividends, detachable warrants and conversion options related to the Company’s private placement of Preferred Stock.

Our Company has suffered recurring losses from operations and had an accumulated deficit of $229,092 as of December 31, 2005, and these issues raise substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include, inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $167 is required to be redeemed in June 2006, although this redemption can be made in common stock if certain conditions are met. In addition, the August 2005 private placement includes cash payment penalties of 1.5% per month for the period that the shares in the transaction fail to be registered. On December 31, 2005 the shares under this private placement had not been registered and until such time as the shares become registered the Company is subject to the penalty provision under this private placement. As of December 31, 2005 the Company has recorded accrued penalties of $525,000. The ending of the General Instrument agreement places additional cash burdens on the Company and this could impact our cash requirements and usage.

We expect, based on our internal forecasts and assumptions relating to our operations (including among others, assumptions regarding our short term cash requirements and our projected revenue growth) that we have sufficient cash on hand to meet our obligations into the fourth quarter of 2006.

Our ability to generate cash is dependant upon the sale of our Ojo product and on obtaining cash through capital markets. We began generating revenue from commercial shipment of our Ojo product in April, 2005 and we expect revenues to increase as the product continues to roll out to the marketplace. Depending on the ramp up of sales, the increased level of sales activity is projected to have a positive impact on our cash flows from operations, which will support our ability to meet our obligations beyond 2006. Given that our video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize.

Additionally, as needed, we plan to generate cash by turning to the capital markets for funding. No assurances can be given that, if pursued, additional financing transactions can be consummated. We continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources, should we need to obtain such financing. Such additional financing would be subject to the risk of availability, may be dilutive to our stockholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.

We, however, remain hopeful that sufficient sales will materialize and/or that sufficient funding can be developed through ongoing operations or additional financings to continue our operations beyond the next twelve months.

Our long term cash requirement obligations are primarily comprised of the items noted above. We have no long term debt and our contractual cash requirements and obligations existing beyond the next twelve months are comprised solely of operating lease commitments and redemption of preferred stock, which are not considered material. We have limited capacity to reduce our workforce and scale back on capital and operational expenditures to decrease our cash usage.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

On April 28, 2004, we entered into a multi-year agreement with General Instrument Corporation d/b/a the Broadband Communication Sector of Motorola, Inc. (“General Instrument”) for the worldwide development and distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products. On February 17, 2006, we mutually agreed with General Instrument to end this agreement. The ending of this agreement immediately terminated this exclusivity for both parties, and accordingly enabled WorldGate to expand its focus in bringing Ojo to the marketplace. In addition to its current role for development and manufacture of Ojo, WorldGate became directly responsible for the advertising, marketing, and distribution of its products. Subsequent to the ending of the agreement with General Instrument we will depend upon distribution partners, including, for example, wholesalers, retailers and service providers, to provide the worldwide sales and distribution of the Ojo video phone. If our partners are not successful, or if their activities do not lead to significant sales of our product, our operating results will be adversely affected, our revenue could be significantly reduced and we could lose potential customers.

We also depend on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key components and services critical for the product we are developing in our video phone business. A formal relationship with Mototech has been established for the volume manufacture of Ojo. Mototech is currently the sole volume manufacturer of Ojo. Our agreement with

Mototech allows either party to terminate the agreement with 90 days prior notice. If Mototech or other providers of components and/or manufacturing services do not produce these components or provide their services on a timely basis, if the components or services do not meet our specifications and quality control standards, or if the components or services are otherwise flawed, we may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage our reputation and could adversely affect our operating results. As a result, we could lose potential customers and any revenues that we may have at that time may decline dramatically.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains cash balances at financial institutions, which at times exceed the $100 FDIC limit.

Inventories

Our inventory consists primarily of finished goods equipment to be sold to our customer. The cost is determined on an average cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. Any significant unanticipated changes in the factors noted above could have an impact on the value of our inventories and our reported operating results. Our December 31, 2004 inventory balance of $1,668 consisted of $1,622 relating solely to our ITV business, which was fully reserved for at December 31, 2004, and $46 related solely to our new video phone business. At December 31, 2005, our inventory balance of $2,878 related solely to our video phone business. This balance includes $2,006 of inventory related to the accounting for product purchased in connection with the ending of the General Instrument agreement which is being recorded as a reserve for returns.

Property and Equipment

Property and equipment is carried at original cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets. The Company depreciates furniture and fixtures over seven years; office equipment over five years; and computer equipment and trade show exhibits over three years. Leasehold improvements are capitalized and amortized on a straight-line basis over the shorter of their useful life or the term of the lease. Maintenance and repairs are expensed as incurred. When the property or equipment is retired or otherwise disposed of, related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” provides guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.

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

Also as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale. Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted. As of December 31, 2005, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised. All of the additional investment rights had been exercised as of December 31, 2005.

Of the 7,550 preferred shares issued under this private placement, 7,050 shares have been redeemed as of December 31, 2005. In January 2006 an additional 167 shares were redeemed.

With respect to the Company’s accounting for the preferred stock, Emerging Issues Task Force (“EITF”) Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential failure in the Company’s ability to maintain an effective registration statement. Furthermore, the actual number of shares of common stock required to satisfy redemption is based upon the market value of the common stock at the time of the redemption, which cannot be predicted. Accordingly, the Company has classified the preferred stock as temporary equity and the value ascribed to the redeemable preferred stock upon initial issuance, i.e. at June 24, 2004, was the amount received in the transaction minus the fair value ascribed to the conversion options and warrants. The initial value of the redeemable preferred stock is accreted up to the redemption value (the amount received in the transaction) over the future relevant periods using the interest method. The value of the redeemable preferred stock at December 31, 2005 was $379.

The terms of the preferred stock include certain conversion options that represent derivative financial instruments under paragraph 12 of SFAS No. 133 and thus were separated from the Preferred Stock and valued using the Black-Scholes option pricing model. The conversion options include certain provisions that could result in a variable number of shares to be issued upon conversion, adjustment to the strike price at which conversion shares will be determined, or the requirement for the Company to settle the conversion options in cash. EITF 00-19, “Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, states that if the conversion options require net cash settlement in the event of circumstances that are not solely within the Company’s control they should be classified as a liability measured at fair value on the balance sheet.

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

The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. Both the warrants and conversion options are valued using the Black-Scholes valuation model. Actual period close common stock prices, applicable volatility rates, and the period close risk-free interest rate for the instrument’s expected remaining life (continuously compounded), are the key assumptions used in the valuation calculation. The WorldGate share price changed from $4.99 per share as of December 31, 2004 to $2.06 per share at December 31, 2005, making the warrants and preferred stock conversion elements less valuable, and therefore less costly, relative to their strike price. The result was a $8,594 non cash gain for the year ended December 31, 2005.

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

For the years ended December 31, 2004 and 2005, and through mid February 2006, the Company had only one customer for the purchase of its product and the agreement with this customer included several elements relevant to revenue recognition including: (a) the customer had no general right to return the product;  (b) the customer earned warrants upon the purchase of significant video telephony units and the value of these warrants would result in a reduction of recognized revenue (the value of these warrants has been routinely monitored by the Company and is currently deemed to be insignificant, however, should the value of these warrants become material an offset would be made against revenues); (c) penalties are payable to the customer if certain excessive field failure rates are exceeded;  (d) the Company and the customer share in the benefit achieved by product cost reductions; (e) penalties are payable to the customer if the Company fails to deliver shipments on a timely basis; (f) the Company extends to the customer a limited product warranty for a term not to exceed three years (the Company maintains a warranty reserve based upon the percentage of product sales consistent with industry comparable failure rates and the warranty period provided by the agreement). Beginning in mid February 2006 the Company began selling its products to multiple customers and some of the above factors may change and may need to be re-evaluated.

Revenues are also offset by a reserve for any price refunds and consumer rebates consistent with the EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”.

As an incentive to promote delivery of the units, a special product launch discount was provided by the Company to our distributor as a quantity restricted reduction to the unit contract based price in effect. For the year ended December 31, 2005, this discount was $398. In addition, the Company has offered a forward pricing program to our distributor and a rebate program to consumers, as further incentives for the holiday season. These incentive programs began in the fourth quarter of 2005 and terminated during the first quarter of 2006. Consistent with the EITF Issue 01-9, Accounting for Consideration Given by a vendor to a Customer, the Company has offset its revenues for the year ended December 31, 2005 by $212 for a reserve for the total estimated liability for the forward pricing program, and $91 as an estimated liability associated with the rebate program. The total of the product launch discount, refunds and rebates for the year ended December 31, 2005 was $701. There were no product launch discounts, refunds or rebates for the years ended December 31, 2003 and 2004. In the first quarter of 2006 the Company announced that we were going to offer a new consumer rebate program during the second quarter of 2006.

As part of ending its agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064,. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources. As a result the Company recorded a reserve for returns and reduced revenue in the amount of approximately $2,310, during the fourth quarter of 2005. In addition the Company will record no revenue for units shipped to General Instrument in the first quarter 2006 and will record a gain on termination of this agreement of approximately $1,331 during the first quarter 2006 as a result of the lower purchase price of this inventory (net of the cost of rework for rebranding the product).

Cost of Revenues

Cost of equipment product revenues reflects the purchase of video phones from the Company’s supplier Mototech.

Engineering and Development Costs

Engineering and development costs are expensed as incurred. Engineering and development costs from continuing operations were $3,000, $4,001 and $6,486 for the years ended December 31, 2003, 2004 and 2005, respectively.

Advertising Costs

Advertising costs, included in sales and marketing expense, are expensed in the period incurred. Advertising expenses from continuing operations were $43, $50 and $1,743 for the years ended December 31, 2003, 2004 and 2005, respectively.

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

Stock-Based Compensation

At December 31, 2005, the Company had stock based compensation plans, which are described separately in Note 11. The Company applies APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock based compensation. Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss would have been increased to the following pro forma amounts:

	Year Ended December 31
	2003	2004	2005

Net loss	$(8,705)	$(19,425)	$(6,851)
Stock-based employee compensation expense included in reported net loss, net of related tax effects	0	0	0
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax of $0	(5,523)	(2,072)	(833)
Pro forma net loss	$(14,228)	$(21,497)	$(7,684)

Net loss per share:
Basic and diluted net loss—as reported	$(0.37)	$(0.70)	$(0.19)
Basic and diluted net—pro forma	$(0.61)	$(0.77)	$(0.22)

Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

Net Loss Per Share (Basic and Diluted)

Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options and warrants. The number of potential common shares which would have been assumed to be converted in the years ended December 31, 2003, 2004, and 2005 that have a dilutive effect if the Company had income from continuing operations is 7,243,403, 11,295,669 and 10,990,946, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, embedded derivatives, accounts receivable and accounts payable. The book value of cash and cash equivalents, accounts receivable, and accounts payable is considered to be representative of their fair value because of their short term maturities. Embedded derivatives reported on the balance sheet as of December 31, 2005 are presented as a liability measured at fair value using the Black-Scholes option pricing model (refer to Note 9, “Redeemable Preferred Stock”).

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

 In 2004 and 2005, accounts receivable consisted of receivables with our video phone distribution partner. Due to the credit worthiness of the distribution partner, and its financial payment history with the Company, no allowance for potential credit losses was recorded as of December 31, 2004 and 2005. In 2003, a significant portion of our revenues from discontinued operations were generated from outside the U.S. The Company performed ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. In 2003, the Company established allowances for potential credit losses and such losses did not exceed management expectations.

Sales to major customers, in excess of 10% of total revenues and accounts receivables, were as follows for each of the years ended December 31 (years 2003 percentages were from discontinued operations, there were no continuing operation sales in 2003):

	Sales			Accounts Receivable
Customer	2003	2004	2005	2004	2005

A	48%	0	0	0	0
B	0	100%	99%	0	92%
C	3%	0	0	0	0

As of December 31, 2005, Mototech is the sole volume manufacturer of Ojo video phones to the Company. A formal relationship had been established with Mototech in 2003. Mototech.is a Taiwanese manufacturer and distributor of high performance, high speed data and computer networking products.

Revenues from continuing operations by geographic area are currently attributed to the United States.

At December 31, 2005, the Company has long-lived assets, with a net book value total of $1,031, located in the United States, and $545 located in Taiwan, R.O.C.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  In March 2005, the Securities and Exchange Commission

issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R. SAB 107 primarily interprets how the implementation of SFAS 123R is to be applied under SEC rules and regulations. Beginning with our quarterly period that begins after January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. The Company has elected to utilize the modified prospective transitional method in accounting for share-based employee payment transactions. Based upon the employee options outstanding as of December 31, 2005, and the transitional provisions of SFAS No. 123R and SAB 107, there is approximately $1,853 of future costs, utilizing the fair value method that will be expensed over a four year period from 2006 through 2009. Additionally, the Company will utilize the fair value method for any future instruments issued after January 1, 2006.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligations. The interpretation is required to be adopted in the first quarter of 2006. The Company does not expect the adoption of FIN 47 to have a material effect on the consolidated financial statements.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3,” was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations, financial position or cash flows.

In June 2005, the EITF reached consensus on Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” Issue 00-19 is used to evaluate whether embedded derivatives should be bifurcated under SFAS No. 133, “Accounting For Derivative Instruments And Hedging Activities”, as amended. Specifically, SFAS 133 provides guidance as to when an issuer is required to bifurcate a conversion option that is embedded in convertible debt. However, Issue 00-19 does not define “conventional convertible debt instrument.” Given the development of numerous contractual terms that may be included in a convertible debt instrument, it is not clear when a convertible debt instrument is “conventional.”  We do not believe that our redeemable preferred stock and related warrants meet the definition of conventional convertible debt and as a result Issue No. 00-19 applies to the liability treatment of these instruments. The Company is evaluating the effect that adoption of the Issue will have on its financial position or results of operations in future periods.

In June 2005, the EITF reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.”  EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 did not have to have a material impact on the Company’s financial position or results of operations.

In September 2005, the EITF reached consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,”  that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”  The effect reduces reported revenues and cost of sales for affected transactions. The consensus on this issue would apply to such transactions beginning in the second quarter 2006. The Company is evaluating the effect of EITF 04-13 on its consolidated financial statements.

In September 2005, the FASB ratified the EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The adoption of the Issue may have a material effect on our consolidated financial position or results of operations in future periods.

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the stockholder’s equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under SFAS No. 109, “Accounting for Income Taxes.”  The adoption of the Issue is not expected to have a material effect on our consolidated financial position or results of operations in future periods.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its results of operations and financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company’s financial position and results of operations.

6. Inventories

Inventories as of December 31, 2004 and 2005 are summarized as follows:

	2004	2005
Raw material (from discontinued operations)	$1,622	$0
Finished goods (from continuing operations)	46	2,878
Total Inventory	1,668	2,878
Inventory Reserve (from discontinued operations)	(1,622)	0
Inventory, net	$46	$2,878

7. Property and Equipment

Property and equipment consist of the following at December 31, 2004 and 2005:

	2004	2005
Computer equipment and system packages	$1,034	$1,079
Office equipment	211	225
Furniture and fixtures	625	714
Hardware, software and tooling	856	1,160
Leasehold improvements	804	906
	3,530	4,084
Less accumulated depreciation and amortization	(1,815)	(2,508)
Property and equipment, net	$1,715	$1,576

Depreciation and amortization on property and equipment in the amount of $742, $477 and $693 was recorded for each of the three years ended December 31, 2003, 2004 and 2005, respectively.

8. Warranty Reserve

We provide a warranty covering defects arising from the sales of our video phone product. This warranty is limited to a specific time period. The Company established an initial reserve of $336 that is based on a percentage of product sales. As of December 31, 2005, the Company has not incurred any material warranty costs related to our product. Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. While we believe our estimate at December 31, 2005 is reasonable and adequate, it is subject to change based on our future sales and experience, which may require an increase or decrease in our reserve.

9. Financing Agreements

During 2005, the Company financed its Directors and Officers’ Insurance Policy for the policy period ending April 15, 2006. As of December 31, 2005, the remaining unpaid portion of the note payable had been paid in full. The weighted average interest rate on this financing was 5.99%. At December 31, 2004, the Directors and Officers’ Insurance Policy for the policy period ended April 15, 2005 was also financed. At December 31, 2004 the remaining unpaid portion of that note payable totaled $37. This balance was paid subsequent to that year end. The weighted average interest rate on the outstanding note payable for the year ended December 31, 2004 was 4.25%.

10. Income Taxes

The significant components of deferred tax assets at December 31, 2004 and 2005 are as follows:

	2004	2005

Federal tax loss carryforward	$64,993	$69,713
State tax loss carryforward	10,354	11,961
Property and equipment	157	(188)
Research and experimentation credit	2,739	3,019
Officers’ compensation, accrued expenses and other	469	627
Inventory	0	166
	78,712	85,298
Less: valuation allowance	(78,712)	(85,298)
	$0	$0

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

At December 31, 2005, the Company had a net operating loss carryforward of approximately $205,039 for federal tax purposes, expiring between 2012 and 2025 if not utilized. The net operating loss carryforward for state tax purposes is approximately $119,724, which will expire through 2025. These carryforwards may be applied as a reduction to future taxable income of the Company, if any. The state net operating loss carryforwards are limited by state tax law to a maximum utilization of $2,000 per year. The Company also has federal and state research and experimentation credit carryforwards of approximately $3,019 and $52, respectively. The federal research and experimentation credit carryforwards expire between 2012 and 2025 and the state research and experimentation credit carryforward expires 2017. The Company’s ability to utilize its net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior or future changes in ownership and tax law as defined under Section 382 of the Internal Revenue Code of 1986. Such limitations are based on the market value of the Company at the time of ownership change multiplied by the long-term exempt note supplied by the Internal Revenue Service

11. Stockholders’ (Deficiency) Equity

Preferred Stock

The Company has the authority to issue from time to time up to an aggregate of 13,500,000 shares of preferred stock in one or more classes or series and to determine the designation and the number of shares of any class or series as well as the voting rights, preferences, limitations and special rights, if any, of the shares of any class or series. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of the Company. At December 31, 2005 there were 500 shares of redeemable preferred stock outstanding.

Redeemable Preferred Stock

In June 2004, WorldGate completed a private placement of preferred stock. The Preferred Stock has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company’s option. The Preferred Stock has a staged maturity over three years with one-third of the Preferred Stock to be redeemed after 18 months, one-third after 24 months and one-third after 36 months, and may be redeemed at maturity in cash or, at the Company’s option, subject to certain conditions that may not be solely under the control of the Company, through the issuance of the number of shares of common stock determined by dividing the liquidation preference of the preferred shares by the then current market price. If the effectiveness of the registration statement lapses, the Company ceases to be listed on certain specified exchanges and trading in the Company’s stock is suspended or a change in control occurs with respect to the Company, the Company may be required to settle redemption of the preferred stock with cash instead of its common shares. Furthermore, since the market price of the Company’s common stock cannot be predicted, the actual number of shares of the Company’s common stock that will be required if a redemption is made through the issuance of common stock, can also not be predicted. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.0% per month for unredeemed preferred shares once registration of the shares lapse and until the registration again becomes effective. A registration statement for these securities was originally filed containing fiscal 2003 financial statements, and an amendment to this registration statement which would include fiscal 2005 financial statements has not yet been filed. Similarly the amount of the cash penalties may not be determinable until such time as the event triggering the cash payment is cured or removed.

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

 Also as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale. Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted. As of December 31, 2005, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised. All of the additional investment rights had been exercised as of December 31, 2005.

Of the 7,550 preferred shares issued under this private placement, 6,275 shares were converted into common stock during the year ended December 31, 2005 and all but 500 shares have been redeemed as of December 31, 2005. In January 2006 an additional 167 shares were converted.

With respect to the Company’s accounting for the preferred stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential failure in the Company’s ability to maintain an effective registration statement. Furthermore, the actual number of shares of common stock required to satisfy redemption is based upon the market value of the common stock at the time of the redemption, which cannot be predicted. Accordingly, the Company has classified the preferred stock as temporary equity and the value ascribed to the redeemable preferred stock upon initial issuance, i.e. at June 24, 2004, was the amount received in the transaction minus the fair value ascribed to the conversion options and warrants. The initial value of the redeemable preferred stock is accreted up to the redemption value (the amount received in the transaction) over the future relevant periods using the interest method. The value of the redeemable preferred stock at December 31, 2005 was $379.

The terms of the preferred stock include certain conversion options that represent derivative financial instruments under paragraph 12 of SFAS No. 133 and thus were separated from the Preferred Stock and valued using the Black-Scholes option pricing model. The conversion options include certain provisions that could result in a variable number of shares to be issued upon conversion, adjustment to the strike price at which conversion shares will be determined, or the requirement for the Company to settle the conversion options in cash. EITF 00-19, “Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, states that if the conversion options require net cash settlement in the event of circumstances that are not solely within the Company’s control they should be classified as a liability measured at fair value on the balance sheet.

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

The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. Both the warrants and conversion options are valued using the Black-Scholes valuation model. Actual period close common stock prices, applicable volatility rates, and the period close risk-free interest rate for the instrument’s expected remaining life (continuously compounded), are the key assumptions used in the valuation calculation. The WorldGate share price changed from $4.99 per share as of December 31, 2004 to $2.06 per share at December 31, 2005 making the warrants and preferred stock conversion elements less valuable, and therefore less costly relative to their strike price. The result was a $8,594 gain for the year ended December 31, 2005.

Warrants

In August 2000, the Company issued warrants to the TVGateway partners as part of the TVGateway Joint Venture more fully described in Note 14. These warrants may be exercised to purchase in the aggregate up to 1,500,000 shares of common stock at an exercise price of $24.78 and up to 500,000 additional shares of common stock at an exercise price of $12.39. The warrants were subject to vesting at varying rates based on the deployment of the Company’s discontinued Internet TV service on each operator’s digital cable systems. On September 30, 2003, 1,000,000 warrants were cancelled. At December 31, 2005, none of the remaining warrants have vested.

In November 2000, we entered into a deployment agreement with AT&T Broadband to deploy the Company’s interactive services to AT&T digital customers in Cedar Falls and Waterloo, Iowa and Tacoma, Washington. As part of this agreement, the Company issued warrants to AT&T to purchase up to 1,000,000 shares of the Company’s common stock at a per share exercise price of $16.02. The warrants are subject to vesting at varying rates based on the deployment of the Company’s Internet TV service on AT&T’s digital cable systems. At December 31, 2005, none of the warrants have vested.

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

In connection with the June 2004 private placement the Company issued five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale. Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted. As of December 31, 2005, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised. All of the additional investment rights had been exercised as of December 31, 2005.

In connection with the December 2003 and January 2004 private placements, we issued 1,020,000 warrants and 10,000 additional investment rights to purchase shares of common stock. For the December 2003 transactions the warrants had an exercise price of $1.00 per share and the additional investment rights were priced at $0.80 per share. For the January 2004 transaction the warrants had an exercise price of $1.875 per share and the addition investment rights were priced at $1.50 per share. In addition, if the selling security holders exercise their additional investment rights, we will be obligated to issue additional warrants to purchase our common stock at an exercise price of $1.00 per share and $1.875 per share, respectively, for the December 2003 and the January 2004 transactions.

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

In December 2004, WorldGate completed a private placement of 208,333 shares of our common stock to K. Y. Chou, President and General Manager of Mototech at a sales price of $2.40 per shares, which resulted in additional gross proceeds to the Company of $500. In connection with this placement the Company granted warrants to Mr. Chou to purchase up to 62,500 shares of our common stock at an exercise price of $2.88 per share.

 In August 2005, the Company completed a private placement for $17,500 of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,671,947 shares of its common stock: 1,633,333 shares to the investors at an exercise price of $5.00 per share, and 38,614 shares to the placement agent at an exercise price of $4.53 per share. The investors also received an additional investment right, for a period of 60 days from the time the shares become registered, to purchase 1,554,000 additional shares of common stock at $4.12 per share. The accounting for these warrants and investment rights is established by analogy to APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase

Warrants,” which addresses detachable stock purchase warrants issued in conjunction with convertible debt and prescribes that such warrants be accounted for as additional paid in capital measured at fair value.

As of December 31, 2004 and 2005, respectively, there were a total of 4,427,266 and 6,297,195 warrants outstanding.

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

In October 2004, the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). This plan is intended to replace the 1996 Plan for new grants. No additional shares were reserved for the new plan but rather all available shares under the 1996 Plan were made available for the new plan. As with the 1996 Plan, the 2003 Plan includes the same automatic annual increase in the number of shares reserved for use with the plan equal to the lesser of 4% of the then outstanding shares of the Company’s common stock or 1,000,000 shares. In addition to ISOs and NQSOs, the new plan also provides for performance based awards and restricted stock.

Both the 1996 Plan and its successor, the 2003 Plan are administered by a committee of the Board of Directors. The committee determines the term of each award, provided, however, that the exercise period may not exceed ten years from the date of grant, and for ISOs, in certain instances, may not exceed five years. The options granted under this plan vest ratably over a four-year period from the date of grant. As of December 31, 2005 there were 1,974,667 shares available to grant under the Plan.

The weighted-average fair values of the options granted were $0.50, $1.16 and $1.56 per option during the years ended December 31, 2003, 2004 and 2005, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes fair value option valuation model. The following weighted-average assumptions were used for grants in 2003, 2004 and 2005, respectively: expected volatility of 100%, 90% and 58%; average risk-free interest rates of 2.96%, 2.97% and 4.23%; dividend yield of 0%; and expected lives of 3.8, 4.0 and 4.0 years.

A summary of the Company’s stock plan is presented below:

	Stock Options	Weighted- Average Exercise Price

Outstanding, December 31, 2003	4,120,903	$2.17

Granted	1,171,250	$1.95
Exercised	(446,203)	2.39
Cancelled/forfeited	(309,273)	$5.57
Outstanding, December 31, 2004	4,536,677	$1.87

Granted	494,292	$3.21
Exercised	(373,352)	$2.20
Cancelled/forfeited	(176,602)	$4.55
Outstanding, December 31, 2005	4,481,015	$1.94

The following table summarizes information about stock options outstanding at December 31, 2005:

	Stock Options Outstanding
		Weighted-		Stock Options Exercisable
Range of Exercise Prices	Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.24 - $0.39	306,525	7.17	$0.37	148,271	$0.37
$0.40 - $0.59	1,288,142	7.74	0.54	713,892	0.54
$0.60 - $0.89	29,749	3.37	0.71	24,749	0.72
$0.90 - $1.34	779,250	7.97	1.06	204,375	1.07
$.1.35 - $2.01	395,378	6.27	1.73	314,238	1.76
$2.02 - $3.02	1,052,832	7.10	2.59	637,330	2.63
$3.03 - $4.53	437,960	8.37	4.23	114,171	4.42
$4.54 - $6.80	116,077	6.90	5.91	63,677	6.34
$6.81 - $10.20	40,000	5.13	8.25	40,000	8.25
$10.21 - $15.30	0	0	0	0	0
$15.31 - $22.95	31,046	4.10	20.43	31,046	20.43
$22.96 - $34.43	4,056	4.51	28.61	4,056	28.61
	4,481,015	7.42	$1.94	2,295,805	$2.13

Employee Stock Purchase Plan

In October 2001, our stockholders approved the WorldGate 2001 Employee Stock Purchase Plan that provides eligible participants with the opportunity to periodically acquire shares of our common stock through payroll deductions. Eligible participants may contribute up to fifteen percent of their compensation towards the purchase of our common stock. At the end of each calendar quarter, the contributions of the participants are used to purchase shares of the Company’s common stock at the lower of eighty-five percent of the market price of our common stock: (i) at the beginning of each calendar quarter or (ii) at the end of each calendar quarter. A maximum of 750,000 shares of the Company’s common stock (plus an annual increase of 375,000 shares) may be purchased in the aggregate by participants in the Stock Purchase Plan.

During 2004 and 2005, the Company sold 48,832 and 16,639 shares of common stock under the Stock Purchase Plan for proceeds of $45 and $35, respectively

12. Commitments and Contingencies

Leases

In 1998 the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. The Company stopped paying rent on this lease in May 2003, and in lieu of rent payments the Company’s landlord, 3190 T General, Inc. (an entity formed by non-employee investors in the Company), began drawing down the security deposit for the facility. Prior to stopping rent payments, the Company had commenced negotiations with its landlord for an amendment of its lease to reduce the space commitment and the rent payable. These negotiations were not successful, and in September 2003, the Company’s landlord filed an action in the Court of Common Pleas, Bucks County, Pennsylvania to perfect its interest to take possession of the Company’s facility, and to establish damages for past rent and expenses. Although a judgment was granted allowing the Company’s landlord to regain possession of the facility, the Company remained in the facility and continued negotiations with its landlord. During 2004, the landlord deeded the facility to its mortgage holders and negotiations commenced with GMAC as representative for the mortgage holders. These negotiations were successful and in November 2004 the

Company’s lease was amended with an effective date of June 2004 to reduce the lease obligation in line with the Company’s then current space requirements, and to bring the Company current with respect to all outstanding back rent. Total rent expense resulting from this lease obligation for the years ended December 31, 2003, 2004 and 2005, amounted to approximately $957, $1,027 and $218, respectively. The rent expense for 2004 of $1,027 includes $785 of unpaid rent that was cancelled as a result of a lease amendment entered into November 2004 with an effective date of June 2004. This cancellation is included in total interest and other income in our consolidated financial statements. Subsequently, GMAC sold the building and we have negotiated a new lease with the new owner on September 1, 2005. The current lease covers 42,500 square feet at an annual rate of $11.40 per square foot with a 3% increase annually, cancelable by either party with 8 months notice, with a termination by tenant also including six months termination fee. Total rent expense resulting from this lease for the year ended December 31, 2005 amounted to approximately $212.

In November 2003, the Company entered into a 60 month lease for office equipment. As of December 31, 2005 there remains a total of $14 to be paid over the remaining period of this lease. In October 2005, the Company entered into a 36 month lease for office equipment. As of December 31, 2005 there remains a total of $21 to be paid over the remaining period of this lease.

Disclosure of Contractual Obligations

The future minimum contractual rental commitments under non-cancelable leases for each of the fiscal years ending December 31 are as follows:

(Dollars in Thousands)
2006	$503
2007	517
2008	530
2009	535
2010	363
Total	$2,448

13. Significant Agreements and Transactions

Net revenues from continuing operations recognized from General Instrument, an investor, were approximately $0, $231 and $3,815, respectively, for the years ended December 31, 2003, 2004 and 2005, respectively. This investor accounted for approximately 0%, 100% and 99% of the revenues for the years ended December 31, 2003, 2004 and 2005, respectively. This investor previously provided a cash advance against product shipments. The balance of this advance received from this investor was $369 and $0 as of December 31, 2004 and 2005, respectively. Accounts receivable from this investor were $0 as of December 31, 2004 and $123 at December 31, 2005. In April and September 2004, we issued to this investor warrants to purchase shares of our common stock, with the April warrants having an exercise price of $1.4375 per share and the September warrants having an exercise price of $1.75 per share. Included with General and Administrative expenses in September 2004 were $606 of expenses relating to the valuation of these warrants. This valuation was determined by using the Black-Scholes fair value option model. The following assumptions were used: expected volatility of 65%; average risk-free interest rate of 3.43 percent; dividend yield of 0%; and an expected life of 5.0 years.

On April 28, 2004, we entered into a six-year distribution agreement with General Instrument for the marketing and distribution of our Ojo video phone. This agreement provides for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument ‘s exclusive supplier of its broadband video phone products. After a period of eighteen months following the commercial availability of the Ojo video phone this mutual exclusivity will terminate unless General Instrument elects to continue the mutual exclusivity after having achieved certain minimum sales targets for the Ojo video phone. General Instrument may, however, at its option, elect to terminate this mutual exclusivity at any time. In the event mutual exclusivity terminates or is terminated, then for a twelve month period thereafter, WorldGate will continue to be General Instrument’s exclusive supplier of broadband video phones, but will be free to sell video phone products to customers other than certain defined General Instrument accounts. During this twelve month period, General Instrument has a right of first refusal to accept and fill any orders for video phone products that WorldGate obtains from non- General Instrument accounts, and is obligated to use good faith efforts to solicit and accept product orders from General Instrument accounts in a commercially reasonable manner. During any period of exclusivity under this agreement we are reliant upon General Instrument and its distribution partners, including, for example, wholesalers, retailers and service providers, to provide the worldwide sales and distribution of the Ojo video phone. Although the agreement requires General Instrument to provide for certain marketing and promotional activities for the Ojo video phone, there are no required sales quotas for the agreement to remain in effect, and General Instrument controls the volume of products being distributed by our Company. Neither party can terminate the agreement except in cases of uncured breaches of the agreement or as a result of insolvency events suffered by the other party. If General Instrument and its partners are not successful, or if their activities do not lead to significant sales of our product, our operating results will be adversely affected, our revenue could be significantly reduced and we could lose potential customers. In connection with the Development and Distribution Agreement with General Instrument, we issued warrants to General Instrument to purchase 600,000 shares of our common stock, 300,000 at an exercise price of $1.4375 per share with the execution of the agreement in April 2004, and 300,000 at an exercise price of $1.75 upon the delivery to General Instrument of acceptable prototypes for the product. Additionally, we agreed to issue warrants to purchase up to an additional 1,650,000 shares of our common stock, upon the achievement of certain sales milestones, at an exercise price based upon the average closing sales price of our common stock during the 20 day period preceding the issuance of each warrant.

On February 17, 2006, we mutually agreed with General Instrument to end our mutually exclusive distribution agreement. The ending of this agreement immediately terminated this exclusivity for both parties, and accordingly enabled WorldGate to expand its focus in bringing Ojo to the marketplace. In addition to its current role for development and manufacture of Ojo, WorldGate became directly responsible for the advertising, marketing, and distribution of its products.

The Company has a current two year agreement with Mototech, an investor, to provide the Company with engineering and development support. As a result of this agreement, the Company has expensed approximately $100, $59 and $427, respectively for the twelve months ended December 31, 2003, 2004 and 2005. Accounts payable to this investor amounted to $117 and $1,173 at December 31, 2004 and December 31, 2005, respectively. This agreement provided for contracted services, including hardware and software development, and the creation and development of tools to facilitate the Company’s engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company.

In June 2004, WorldGate completed a private placement of 7,550 shares of Preferred Stock at a stated value of $1,000 per share. The Preferred Stock has attached warrants and conversion options. Specifically, the holders of the Preferred Stock may convert their shares into our common stock at a conversion price of $2.35 per share. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.0% per month for unredeemed preferred shares once registration of the shares lapse and until the registration again becomes effective. A registration statement for these securities was originally filed containing fiscal 2003 financial statements, and an amendment to this registration statement which would include fiscal 2005 financial statements has not been registered and until such time as the shares become registered the Company is subject to the penalty provision under this private placement.

In August 2005, the Company completed a private placement for $17,500 of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,671,947 shares of its common stock: 1,633,333 shares to the investors at an exercise price of $5.00 per share, and 38,614 shares to the placement agent at an exercise price of $4.53 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,554,000 additional shares of common stock at $4.12 per share. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120 days from the effective date of the Agreement that the shares in the transaction fail to be registered. On December 31, 2005 the shares under this private placement had not been registered and until such time as the shares become registered the Company is subject to the penalty provision under this private placement. As of December 31, 2005 the Company has recorded accrued penalties of $525,000.

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

Revenues for such services, which are included in service fee revenue, totaled $794 and $0, for the twelve months ended December 31, 2003 and 2004 (included in discontinued operations), respectively. In addition, product sales to TVGateway totaled $1,078 and $0 for the twelve months ended December 31, 2003 and 2004, respectively (included in discontinued operations). Accounts receivable from TVGateway amounted to $0 at December 31, 2004 and $0 at December 31, 2003. WorldGate was accounting for its 18% investment in the TVGateway joint venture, which was previously reduced to a carrying value of $0 due to prior losses, under the equity method.

On September 30, 2003 the Company announced that it had sold to TVGateway, LLC certain ITV intellectual property rights and certain software and equipment related to the ITV business, which TVGateway was currently using, for $2,400. In addition, on August 7, 2003, WorldGate and TVGateway entered into a redemption agreement pursuant to which TVGateway redeemed WorldGate’s equity interest in TVGateway for $600 in cash. The purchase price for these assets in the aggregate was $3,000 and was used by the Company to fund continuing operations, as well as to develop and distribute its new Ojo video telephony product. As part of this transaction WorldGate retained a royalty-free license to certain of the transferred intellectual property rights and software. At this time the Company has completely exited from the ITV business.

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

In January of 2005 the Company established a new Retirement Savings Plan that is funded by the participant’s salary reduction contributions. All employees of the Company are eligible to participate in the plan upon joining the Company. The plan is intended to permit any eligible employee who wishes to participate to contribute up to 12% of the employee’s compensation on a before-tax basis under Section 401(k) of the Internal Revenue Code. The plan provides for discretionary Company matching contributions and discretionary Company profit-sharing contributions. Contributions are invested, in such proportions as the employee may elect in a variety of mutual investment funds. As of December 31, 2005, the Company has made no matching or discretionary profit-sharing contributions to the plan.

16. Supplemental disclosure of cash flow information

	Year ended December 31,
	2003	2004	2005
	(dollars in thousands)
Cash paid for interest	$15	$6	$6

Non-cash investing and financing activities:
Settlement of contractual obligation related to equity financing	3,283	0	0
Issuance of common stock in payment for product development	600	0	0
Issuance of notes payable for Directors and Officers’ insurance policy	560	328	294
Accretion on preferred stock	0	763	682
Conversion of preferred stock to common	0	775	6,275
Dividends accrued on preferred stock	0	85	137
Deemed dividend on conversion of preferred stock	0	0	3,102
Common stock issued for accrued dividends	0	103	217
Cancellation of treasury stock shares	0	5	0

17. Discontinued Operations

During the first quarter of 2004, the Company decided to transition from the business of developing and selling ITV technology, products and services for use in conjunction with cable TV broadband networks (the “ITV business”) to the development of videophone products. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all assets related to the ITV business have been written down to their net realizable value. Related operating results of the ITV business have been reported as discontinued operations for all years presented.

Revenue and net income (loss) before income taxes from discontinued operations were as follows:

	For the Twelve-Month Period ended December 31,
	2003	2004	2005
Revenues	$3,886	$82	$0
(Loss) income before income taxes	(2,908)	36	0

18. Supplemental Quarterly Data (unaudited)

	First	Second	Third	Fourth
	(dollars in thousands other than per share amounts)
		(Restated)	(Restated)
2005
Net revenues	$179	$1,399	$2,290	$(2,310)
Loss from operating activities of continuing operations	(2,648)	(2,938)	(3,444)	(7,127)
Change in fair value of warrants and conversion options	5,176	1,633	1,165	620
Other income (expense) - net	66	106	288	252
Income (loss) from continuing operations	2,594	(1,199)	(1,991)	(6,255)
Income from discontinued operations	0	0	0	0
Net income (loss)	2,594	(1,199)	(1,991)	(6,255)
Accretion on preferred stock, dividends and deemed dividends	(495)	(2,175)	(656)	(596)
Net income (loss) available to common stockholders	2,099	(3,374)	(2,647)	(6,851)
Income (loss) from continuing operations per common share:
Basic	0.08	(0.04)	(0.05)	(0.16)
Fully Diluted	0.07	(0.04)	(0.05)	(0.16)
Income (loss) from discontinued operations per share:
Basic	0.00	0.00	0.00	0.00
Fully Diluted	0.00	0.00	0.00	0.00
Net income (loss) per common share:
Basic	0.08	(0.04)	(0.05)	(0.16)
Fully Diluted	0.07	(0.04)	(0.05)	(0.16)
Income (loss) available to common stockholders per common share:
Basic	0.07	(0.10)	(0.07)	(0.17)
Fully Diluted	0.05	(0.10)	(0.07)	(0.17)

2004
Net revenues	$0	$0	$106	$125
Loss from operating activities of continuing operations	(2,137)	(2,310)	(3,175)	(2,765)
Change in fair value of warrants and conversion options	0	348	1,623	(12,062)
Other income (expense) - net	6	11	35	964
Loss from continuing operations	(2,131)	(1,951)	(1,517)	(13,863)
Income from discontinued operations	23	7	7	0
Net loss	(2,108)	(1,944)	(1,510)	(13,863)
Accretion on preferred stock and dividends	0	(31)	(400)	(520)
Net loss available to common stockholders	(2,108)	(1,975)	(1,910)	(14,383)
Basic and diluted loss from continuing operations per common share	(0.08)	(0.07)	(0.07)	(0.49)
Basic and diluted income (loss) from discontinued operations per common share	0.00	0.00	0.00	0.00
Basic and diluted net loss per common share	(0.08)	(0.07)	(0.07)	(0.49)
Basic and diluted net loss available to common stockholders per common share	(0. 08)	(0.07)	(0.07)	(0.51)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On November 17, 2005, Grant Thornton LLP (Grant Thornton), our independent registered public accounting firm, advised the Company that it would not stand for re-appointment for the audit of the year ending December 31, 2005 and that it would be resigning as the Company’s independent auditor effective upon the completion of its engagement which ended with the audit of the restatement described below and the review of the Company’s financial statements included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. As stated in the Company’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed on September 9, 2005 with the SEC, the Company had withheld any decision as to the retention of an independent registered public accounting firm for fiscal year 2005. The Company has elected to not seek the re-engagement of Grant Thornton.

On January 24, 2006, the Company filed amendments to and restatements of its financial statements for the years ended December 31, 2003 and 2004 as included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, and the interim financial statements for the periods ended March 31, 2004 through June 30, 2005 included in the Company’s Quarterly Reports on Form 10-Q. The report of independent registered public accounting firm issued by Grant Thornton dated February 24, 2005 (except for Note 2 Restatement No. 1 as to which the date is August 24, 2005 and Note 3 Restatement No. 2 as to which the date is January 10, 2006 included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 filed on January 24, 2006) contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a modification related to an uncertainty regarding the Company’s ability to continue as a going concern, and an explanatory paragraph regarding two restatements of the Company’s consolidated financial statements for the years ended December 31, 2003 and 2004.

During the fiscal years ended December 31, 2003 and 2004, and any subsequent interim period through the date hereof, there were no disagreements between the Company and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

On January 5, 2006, the Audit Committee of the Company’s Board of Directors engaged the firm of Marcum & Kliegman LLP (M&K) as the new independent registered public accountants to audit the Company’s financial statements as of and for the period ended December 31, 2005. During the Company’s two most recent fiscal years, and through January 5, 2006, the Company has not consulted with M&K regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements nor has it consulted with M&K regarding any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. As discussed more fully in Management’s Annual Report on Internal Control Over Financial Reporting set out below, based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that we have a material weakness (as defined under the standards established by the Public Company Accounting Oversight Board) that exists with respect to our control procedure for the accounting and reporting of complex financial transactions.

As previously reported in our Form 10-Q for the quarterly period ended September 30, 2005, we identified material weaknesses in our control procedure for the accounting and reporting of complex financial transactions. These material weaknesses contributed to restatements of our financial statements in our annual and quarterly reports from the quarter ended March 31, 2004 through September 30, 2005.

To address this material weakness, we have engaged outside experts to provide counsel and guidance in areas where we cannot economically maintain the required expertise internally (e.g., with the appropriate classifications and treatments of complex and non-routine transactions).

As a result of the material weakness identified with respect to our control procedures for the accounting and reporting of complex transactions, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not designed and are not effective in ensuring that the information required to be disclosed by our Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Except as identified above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. The assessment identified a material weakness in that we did not have sufficient expertise in the accounting and reporting of complex transactions. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the period 2003 through 2005 the Company secured capital through private sales of equity securities. These transactions involved security instruments and conditions containing intricate considerations. The accounting for these transactions is complex and requires the understanding of recent accounting pronouncements. Due to the limited resources the Company has relied on, and continues to rely on, external consulting sources to provide accounting treatment guidance for these transactions. Given the nature and continuing evolvement of the accounting regulations governing these financial transactions there is no assurance that the external guidance provided to us by consultants on these transactions will be correctly interpreted.

Based on management’s assessment, management concluded that, as of December 31, 2005, due solely to the material weakness related our control procedure for the accounting and reporting of complex financial transactions, our internal control over financial reporting was not effective.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Marcum & Kliegman LLP (“M&K LLP”), the independent registered public accounting firm who also audited our consolidated financial statements. M&K LLP’s attestation report on management’s assessment of our internal control over financial reporting is contained below.

(c) Attestation Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Audit Committee of

the Board of Directors and Stockholders

WorldGate Communications, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”, that WorldGate Communications, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness in the Company’s internal control relating to reporting of complex transactions, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:  management does not have the sufficient expertise in the accounting and reporting of complex transactions. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements and financial statement schedule. Our report dated March 23, 2006 on those consolidated financial statements and financial statement schedule, expressed an unqualified opinion, and also contains an explanatory paragraph as to the Company’s ability to continue as a going concern.

In our opinion, management’s assessment that WorldGate Communications, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, WorldGate Communications, Inc. and subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements included in the fourth paragraph of the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP

Melville, New York

March 23, 2006

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

As of December 31, 2005 our executive officers and directors are as follows:

Name	Age	Position
Hal M. Krisbergh	58	Chairman of the Board of Directors and Chief Executive Officer
Joel Boyarski	59	Vice President and Chief Financial Officer
Randall J. Gort	56	Vice President, Chief Legal Officer and Secretary
James E. McLoughlin	53	Vice President, Account Development and Marketing
Richard Westerfer	47	Vice President and Chief Operations Officer
Steven C. Davidson(2)	57	Director
Clarence L. Irving, Jr.(1)	50	Director
Martin Jaffe(2)	59	Director
Jeff Morris(1)	55	Director
Lemuel Tarshis(2)	65	Director

(1)           Member of Compensation Committee

(2)           Member of Audit Committee

Hal M. Krisbergh has served as our Chairman and Chief Executive Officer since our inception in March 1995. From September 1981 to September 1994, Mr. Krisbergh was an executive officer of General Instrument (now a part of Motorola, Inc.). Mr. Krisbergh served as President of General Instrument’s Communications Division and, for the past 25 years, has been a well-known figure in the cable industry. He is a recognized leader in the development of addressable cable boxes, impulse pay-per-view, opto-electronics and digital audio technologies. In 1991, Mr. Krisbergh received cable television’s prestigious Vanguard award. Prior to joining General Instrument, Mr. Krisbergh was employed by W. R. Grace & Co., Deloitte & Touche and Raytheon Company.

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

Richard Westerfer joined our company in February 2000 as Vice President of Engineering. In December 2000, Mr. Westerfer became Senior Vice President of Operations. He served in this position until April 2002, when he became Chief Operations Officer of WorldGate. Prior to joining us, from 1979 to February 2000, Mr. Westerfer served as the Senior Director of Engineering for General Instrument (now a part of Motorola, Inc.).

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

Jeff Morris has been a member of our board of directors since April 2001. Mr. Morris is currently Senior Vice President of Long Term Strategy & Technology Development at Showtime Networks Inc. He has been in his current position since August 2005. Previously, Mr. Morris headed up Digital Media Consulting, a new media consulting company. Prior to that Mr. Morris was President and Chief Executive Officer of Yack, Inc., an Internet events and program guide. Mr. Morris is a veteran of the cable television industry, including a previous tenure from 1984 through 1999 at Showtime Networks, Inc., where his last position was Senior Vice President of New Media and Technology Development.

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

Audit Committee

The Audit Committee is responsible for providing general oversight with respect to the accounting principles employed in our financial reporting and operates in accordance with a written charter adopted by our Board of Directors. The Audit Committee monitors our financial reporting process and internal control system, reviews and appraises the audit efforts of our independent accountants and provides an avenue of communication among the independent accountants, financial and senior management and the Board of Directors. The Audit Committee meets at least each quarter and at least once annually with our management and independent public accountants to review the scope of auditing procedures, our policies relating to internal auditing and accounting procedures and controls, and to discuss results of the annual audit of our financial statements. The Audit Committee is currently composed of Dr. Tarshis, Mr. Davidson and Mr. Jaffe, each of whom is “independent” as such term is defined under Rule 4200(a)(15) of the NASDAQ listing standards. The Audit Committee also complies with the financial sophistication requirement under the NASDAQ listing standards. In addition, the Board has determined that Mr. Jaffe is an audit committee financial expert as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the “reporting persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based solely on our review of those documents received by us, and written representations, if any, received from reporting persons with respect to the filing of reports on Form 3, 4 and 5, we believe that all filings required to be made by the reporting persons for fiscal year 2005 were made on a timely basis.

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

Summary Compensation Table

The following table sets forth information concerning compensation paid with respect to our chief executive officer and four other most highly compensated officers who were serving as such as of December 31, 2005, each of whose aggregate compensation for fiscal 2005 exceeded $100,000, for services rendered in all capacities for us and our subsidiaries.

Summary Compensation Table
Fiscal Years 2005, 2004 and 2003

Long Term Compensation Awards
Securities
		Annual Compensation				Underlying	All Other
Name and Principal Position	Year	Salary		Bonus		Options (#)	Compensation

Hal M. Krisbergh Chairman and Chief Executive Officer	2003 2004 2005	$ $ $	337,080 349,497 376,209	— — 81,512		— — 50,000	— — —

Richard Westerfer Vice President, Chief Operations Officer	2003 2004 2005	$ $ $	209,192 219,531 242,977	$	— — 40,425	200,000 225,000 25,000	— — —

Randall J. Gort Vice President, Chief Legal Officer	2003 2004 2005	$ $ $	200,000 207,385 226,147	$	— — 37,625	200,000 222,250 22,500	— — —

Joel Boyarski Vice President, Chief Financial Officer	2003 2004 2005	$ $ $	195,570 202,791 221,138	— — 36,792		200,000 195,000 20,000	— — —

James McLoughlin Vice President, Account Development and Marketing	2003 2004 2005	$ $ $	190,800 197,845 215,745	$	— — 35,894	161,500 195,000 20,000	— — —

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

The purchase price per share payable upon the exercise of an option (the “option exercise price”) will be established by the Compensation Committee, provided, however, that the incentive stock options may not have an option exercise price less than the fair market value of a share of common stock on the date of grant. The option exercise price is payable by any one of the following methods or a combination thereof, to the extent permitted by the Compensation Committee:

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

The following table presents information regarding options granted to our named executive officers during fiscal 2005 to purchase shares of our common stock. In accordance with SEC rules, the table shows the hypothetical “gains” or “option spreads” that would exist for the respective options based on assumed rates of annual compound stock price of 5% and 10% from the date the options were granted over the full option term.

Options/SAR Grants in Last Fiscal Year

	Individual Grants
	Number of Securities Underlying Options/ SARs Granted	% of Total Options/ SARs Granted to Employees in	Exercise or Base Price		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	(#)	Fiscal Year	($/SH)	Expiration Date	5%($)	10%($)
Hal M. Krisbergh	50,000	26.7	3.95	3/8/15	124,364	315,253
Richard Westerfer	25,000	13.3	2.63	11/9/15	41,402	104,951

Randall J. Gort	22,500	12.0	2.63	11/9/15	37,262	94,456

Joel Boyarski	20,000	10.7	2.63	11/9/15	33,122	83,961

James McLoughlin	20,000	10.7	2.63	11/9/15	33,122	83,961

The following table shows the number of shares of common stock subject to exercisable and unexercisable stock options held by each of the named executive officers as of December 31, 2005. The table also reflects the values of such options based on the positive spread between the exercise price of such options and $2.06, which was the per share closing sales price reported on the NASDAQ Small Cap Market on December 30, 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option SAR Values

Name	Shares acquired on exercise (#)	Value Realized ($)	Number of securities underlying unexercised options/ SARS at fiscal year end (#) Exercisable/ Unexercisable	Value of unexercised in-the-money options/SARS at fiscal year end ($) Exercisable/Unexercisable
Hal M. Krisbergh	—	—	240,000/70,000	28,224/9,408

Richard Westerfer	—	—	354,000/306,000	206,590/306,590

Randall J. Gort	—	—	300,958/295,375	206,590/306,590

Joel Boyarski	—	—	221,988/273,750	215,254/291,790

James McLoughlin	—	—	183,300/251,600	169,400/256,900

Compensation of Directors

Pursuant to our 2003 Equity Incentive Plan, non-employee directors, currently Messrs. Davidson, Jaffe, Irving, Morris and Tarshis, will receive an annual stock grant of 10,000 shares, vesting in equal amounts over four years, issued at the fair market value on the date of grant, a stipend of $1,000 for each board or committee meeting the director attends in person, and $250 for each meeting attended telephonically. Furthermore, we paid an annual stipend of $5,000 for 2005 and will pay $10,000 for each year thereafter, as well as an initial stock grant of 30,000 shares upon becoming a non-employee director. We will continue to reimburse non-employee directors for reasonable travel expenses for attending board or committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The following table sets forth information as of December 31, 2005 regarding securities authorized for issuance under the Company’s equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	4,481,015	$1.94	1,974,667	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	4,481,015		1,974,667

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

The following table sets forth information as of March 13, 2006 regarding beneficial ownership of our common stock by the following persons:

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

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares, subject to applicable community property laws. Shares of common stock subject to options or warrants exercisable within 60 days of March 13, 2006 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the mailing address of the beneficial owners is 3190 Tremont Avenue, Suite 100, Trevose, Pennsylvania 19053.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Ownership
Hal M. Krisbergh(1)	5,941,113	15.1%
Randall J. Gort(2)	541,150	1.4%
Richard Westerfer (3)	425,741	1.1%
Joel Boyarski(4)	296,859	*
James McLoughlin(5)	236,275	*
Steven C. Davidson(6)	39,875	*
Martin Jaffe(7)	44,875	*
Clarence L. Irving, Jr.(8)	44,625	*
Jeff Morris(9)	40,375	*
Lem Tarshis(10)	70,241	*
All current directors and executive officers as a group (10 persons)	7,681,129	19.5%

*                                         Less than 1% of the outstanding Common Stock.

(1)                                  Includes options to purchase 252,500 shares of common stock. Also includes 3,654,246 shares of common stock held directly, 1,434,429 shares of common stock held within grantor retained trusts in which either Mr. Krisbergh or his spouse are trustees, 299,938 shares of common stock held by Mr. Krisbergh’s spouse and 300,000 shares of common stock held by the Krisbergh Family Foundation, with Mr. Krisbergh acting as the custodian for these shares.

(2)                                  Includes options to purchase 366,208 shares of common stock. Also includes 106,063 shares of common stock held directly and 68,879 shares of common stock held by Mr. Gort as custodian for his minor children.

(3)                                  Includes options to purchase 425,500 shares of common stock and 241 shares of common stock held by Mr. Westerfer’s minor son.

(4)                                  Includes options to purchase 287,488 shares of common stock. Also includes 9,371 shares of common stock held directly.

(5)                                  Includes options to purchase 236,275 shares of common stock.

(6)                                  Includes options to purchase 29,875 shares of common stock. Also includes 10,000 shares of common stock held directly.

(7)                                  Includes options to purchase 29,875 shares of common stock. Also includes 15,000 shares of common stock held directly.

(8)                                  Includes options to purchase 44,625 shares of common stock.

(9)                                  Includes options to purchase 40,375 shares of common stock.

(10)                            Includes options to purchase 53,041 shares of common stock. Also includes 5,200 shares of common stock held directly and 12,000 shares of common stock held by Mr. Tarshis’ spouse.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

On November 17, 2005, Grant Thornton LLP (Grant Thornton), our independent registered public accounting firm, advised the Company that it would not stand for re-appointment for the audit of the year ending December 31, 2005 and that it would be resigning as the Company’s independent auditor effective upon the completion of its engagement which ended with the audit of the restatement described below and the review of the Company’s financial statements included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. As stated in the Company’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed on September 9, 2005 with the SEC, the Company had withheld any decision as to the retention of an independent registered public accounting firm for fiscal year 2005. The Company has elected to not seek the re-engagement of Grant Thornton.

On January 24, 2006, the Company filed amendments to and restatements of its financial statements for the years ended December 31, 2003 and 2004 as included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, and the interim financial statements for the periods ended March 31, 2004 through June 30, 2005 included in the Company’s Quarterly Reports on Form 10-Q. The report of independent registered public accounting firm issued by Grant Thornton dated February 24, 2005 (except for Note 2 Restatement No. 1 as to which the date is August 24, 2005 and Note 3 Restatement No. 2 as to which the date is January 10, 2006 included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 filed on January 24, 2006) contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a modification related to an uncertainty regarding the Company’s ability to continue as a going concern, and an explanatory paragraph regarding two restatements of the Company’s consolidated financial statements for the years ended December 31, 2004 and 2003.

During the fiscal years ended December 31, 2003 and 2004, and any subsequent interim period through the date hereof, there were no disagreements between the Company and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

On January 5, 2006, the Audit Committee of the Company’s Board of Directors engaged the firm of Marcum & Kliegman, LLP (M&K) as the new independent registered public accountants to audit the Company’s financial statements as of and for the period ended December 31, 2005. During the Company’s two most recent fiscal years, and through January 5, 2006, the Company has not consulted with M&K regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements nor has it consulted with M&K regarding any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

The aggregate fees for professional services rendered to us by Grant Thornton LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2004, and Marcum & Kliegman LLP, our independent registered public accounting firm for the fiscal year ended December 31 2005, are as follows (in whole dollars):

	Fiscal Years Ended December 31
	2004	2005

Audit fees	$93,320	$121,500
Audit related fees	45,328	0
Tax fees	36,401	0
All other fees	0	0

Total	$175,049	$121,500

Audit Fees

The “audit fees” reported above were billed to us by Grant Thornton LLP and Marcum & Kliegman LLP for professional services rendered in connection with their audit of our consolidated financial statements and their limited reviews of our unaudited consolidated financial statements and our unaudited consolidated interim financial statements included in our quarterly reports, and for services normally provided by Grant Thornton LLP and Marcum & Kliegman LLP in connection with other statutory and regulatory filings or engagements, including audit consultations and SEC comment letters.

Audit Related Fees

The “audit related fees” reported above were billed to us by Grant Thornton LLP for assurance and related services that were reasonably related to the performance of their audit or review of our financial statements, but which are not reported as Audit Fees. These services include accounting consultations in connection with the impact of prospective accounting pronouncements and stock based compensation matters.

Tax Fees

During the fiscal years reported above, Grant Thornton LLP rendered professional services to us relating to tax compliance, tax advice, or tax planning.

All Other Fees

During the fiscal years reported above, Grant Thornton LLP and Marcum & Kliegman LLP rendered no professional services to us other than for those relating to audit, audit related and tax matters.

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

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the approval by the audit committee of the Board of Directors of non-audit services to be performed by Grant Thornton LLP and Marcum and Kliegman LLP, the Company’s independent auditors. Non-audit services are services other than those provided in connection with an audit or review of the financial statements. During the period covered by this filing, the audit committee approved all audit related fees, tax fees and all other fees.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)           Documents filed as part of this report.

1.             Financial Statements

The following financial statements have been included as part of this report:

Report of Marcum & Kliegman LLP, Independent Registered Public Accounting Firm
Report of Grant Thornton LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Financial Statement Schedule

WORLDGATE COMMUNICATIONS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions Credited to Costs and Expenses	Balance at end of Year
	($000 Omitted)
Allowance for doubtful accounts:
Year ended December 31, 2003	1,596	651	(1,866)	381
Year ended December 31, 2004	381	0	(381)	0
Year ended December 31, 2005	0	0	0	0
Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2003	69,494	3,124		72,618
Year ended December 31, 2004	72,618	7,094		78,712
Year ended December 31, 2005	78,712	6,586		85,298

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (11)
3.2	Amended and Restated Bylaws (2)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 18, 2004 (11)
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 24, 2004 (11)
4.1	Form of Warrant issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003) (4)
4.2	Form of Additional Investment Right issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003) (4)
4.3	Form of Warrant issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004) (7)
4.4	Form of Additional Investment Right dated issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004) (7)
4.5	Form of Series A Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004) (8)
4.6	Form of Series B Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors) (8)
4.7	Form of Series C Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors) (8)
4.8	Form of Warrant issued by the Company to Mr. K.Y.Chou (13)
4.9	Form of Warrant dated August 3, 2005 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated August 3, 2005 amoung the Company and the Investors) (14)
4.10	Form of Warrant dated August 3, 2005 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated August 3, 2005 amoung the Company and the Investors) (14)
10.1	Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC, as amended by First Amendment to Lease Agreement dated December 7, 1998 between WorldGate and Balanced Capital

LLC, as further amended by Second Amendment to Lease Agreement dated December 17, 1998 between WorldGate and Balanced Capital LLC (1)
10.2	Amendment dated November 18, 2004 to Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC (12)
10.3	Manufacturing Agreement between WorldGate and Mototech Inc. dated September 9, 2003 (6)
10.4

Development and Distribution Agreement dated as of April 28, 2004 between the Company, WorldGate Services, Inc. and General Instrument Corporation d/b/a the Broadband Communication Sector of Motorola, Inc. (9) (Portions of this agreement are subject to a confidential treatment request.)

10.5	1996 Stock Option Plan (3)
10.6	2003 Equity Incentive Plan(10)
10.7	Amended and Restated Securities Purchase Agreement dated as of December 4, 2003, by and between the Company and the Purchasers (as defined therein) (5)
10.8	Securities Purchase Agreement dated as of January 20, 2004 by and between the Company and the Purchasers (as defined therein) (7)
10.9	Securities Purchase Agreement dated as of June 24, 2004 by and between the Company and the Investors (as defined therein) (8)
10.10	Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors (as defined therein) (14)
16	Letter on Change in Certifying Accountant (15)
21	Subsidiaries*
23.1	Consent of Marcum & Kliegman LLP*
23.2	Consent of Grant Thornton LLP*
24	Power of Attorney (included in signature page)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the exhibits to our Registration Statement on Form S-1/A as filed on April 7, 1999 (Registration No. 333-71997).
(2)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended March 31, 1999.
(3)	Incorporated by reference to the exhibits to our Form 10-K/A Report for the fiscal year ended December 31, 2000, as filed on August 17, 2001.
(4)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 2, 2003.
(5)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 4, 2003.
(6)	Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on December 24, 2003 (Registration No. 333-111571).
(7)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed January 21, 2004.
(8)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed June 25, 2004.
(9)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed July 13, 2004.
(10)	Incorporated by reference to the exhibits to the Company’s Proxy Statement to shareholders filed September 3, 2004.
(11)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended September 30, 2004, as filed on November 17, 2004.
(12)	Incorporated by reference to the exhibits to our Form 10-K Report for the fiscal year ended December 31, 2004, as filed on March 31, 2005.
(13)	Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on May 24, 2005.
(14)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed August 8, 2005.
(15)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed November 23, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Date: March 31, 2006	By:	/s/ HAL M. KRISBERGH
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

Name	Capacity	Date

/s/ HAL M. KRISBERGH	Chairman of the Board and Chief Executive Officer
Hal M. Krisbergh	(Principal Executive Officer)	March 31, 2006

/s/ JOEL BOYARSKI
Joel Boyarski	Senior Vice President and Chief Financial Officer
	(Principal Financial and Accounting Officer)	March 31, 2006

/s/ STEVEN C. DAVIDSON
Steven C. Davidson	Director	March 31, 2006

/s/ MARTIN JAFFE
Martin Jaffe	Director	March 31, 2006

/s/ CLARENCE L. IRVING, JR.
Clarence L. Irving, Jr.	Director	March 31, 2006

/s/ JEFF MORRIS
Jeff Morris	Director	March 31, 2006

/s/ LEMUEL TARSHIS
Lemuel Tarshis	Director	March 31, 2006

Exhibit Index

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (11)
3.2	Amended and Restated Bylaws (2)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 18, 2004 (11)
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 24, 2004 (11)
4.1	Form of Warrant issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003) (4)
4.2	Form of Additional Investment Right issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003) (4)
4.3	Form of Warrant issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004) (7)
4.4	Form of Additional Investment Right dated issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004) (7)
4.5	Form of Series A Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004) (8)
4.6	Form of Series B Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors) (8)
4.7	Form of Series C Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors) (8)
4.8	Form of Warrant issued by the Company to Mr. K.Y.Chou (13)
4.9	Form of Warrant dated August 3, 2005 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors) (14)
4.10	Form of Warrant dated August 3, 2005 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors) (14)
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

10.5	1996 Stock Option Plan (3)
10.6	2003 Equity Incentive Plan(10)
10.7	Amended and Restated Securities Purchase Agreement dated as of December 4, 2003, by and between the Company and the Purchasers (as defined therein) (5)
10.8	Securities Purchase Agreement dated as of January 20, 2004 by and between the Company and the Purchasers (as defined therein) (7)
10.9	Securities Purchase Agreement dated as of June 24, 2004 by and between the Company and the Investors (as defined therein) (8)
10.10	Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors (as defined therein) (14)
16	Letter on Change in Certifying Accountant (15)
21	Subsidiaries*
23.1	Consent of Marcum & Kliegman LLP*
23.2	Consent of Grant Thornton LLP*
24	Power of Attorney (included in signature page)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the exhibits to our Registration Statement on Form S-1/A as filed on April 7, 1999 (Registration No. 333-71997).
(2)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended March 31, 1999.
(3)	Incorporated by reference to the exhibits to our Form 10-K/A Report for the fiscal year ended December 31, 2000, as filed on August 17, 2001.
(4)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 2, 2003.
(5)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 4, 2003.
(6)	Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on December 24, 2003 (Registration No. 333-111571).
(7)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed January 21, 2004.
(8)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed June 25, 2004.
(9)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed July 13, 2004.
(10)	Incorporated by reference to the exhibits to the Company’s Proxy Statement to shareholders filed September 3, 2004.
(11)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended September 30, 2004, as filed on November 17, 2004.
(12)	Incorporated by reference to the exhibits to our Form 10-K Report for the fiscal year ended December 31, 2003, as filed on March 31, 2005.
(13)	Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on May 24, 2005.
(14)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed August 8, 2005.
(15)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed November 23, 2005.