Form 10-Q
period 2006-03-31
WORLDGATE COMMUNICATIONS INC
filed 2006-05-10
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2006.

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of May 3, 2006, there were 39,607,975 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,493	$16,277
Trade accounts receivables	450	133
Other receivables	49	26
Inventory, net	2,225	2,878
Prepaid and other assets	186	209
Total current assets	13,403	19,523
Property and equipment	4,275	4,084
Less: accumulated depreciation and amortization	(2,687)	(2,508)
Property and equipment, net	1,588	1,576
Deposits and other assets	130	130
Total assets	$15,121	$21,229

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$415	$1,695
Accrued expenses	1,553	1,333
Accrued compensation and benefits	167	36
Dividend payable on Preferred Stock	4	6
Detachable Warrants	859	1,038
Conversion option on Preferred Stock	35	57
Incentive sales claims liability	58	278
Warranty reserve	98	336
Deferred revenues	64	44
Returns reserve	0	2,310
Total current liabilities	3,253	7,133
Commitments
Redeemable Preferred Stock; 7,550 shares authorized; 333 shares issued and outstanding at March 31, 2006, and 500 shares issued and outstanding at December 31, 2005	278	379

Stockholders’ deficiency:
Preferred Stock, $.01 par value, 13,492,450 shares authorized; 0 shares issued at March 31, 2006 and December 31, 2005	0	0
Common Stock, $.01 par value; 80,000,000 shares authorized; 39,605,720 shares issued and outstanding at March 31, 2006 and 39,511,519 shares issued and outstanding at December 31, 2005	396	395
Additional paid-in capital	244,735	242,414
Deferred stock based compensation	(1,745)	0
Accumulated deficit	(231,796)	(229,092)
Total stockholders’ deficiency	11,590	13,717
Total liabilities and stockholders’ deficiency	$15,121	$21,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in Thousands, Except Share and per Share Amounts)

	Three Months ended March 31,
	2006	2005
Revenues	$509	$179
Cost of revenues	442	125
Gross margins	67	54

Engineering and development (excluding depreciation and amortization amounts of $88 and $66, respectively)	1,454	1,305
Sales and marketing (excluding depreciation and amortization amounts of $14 and $8, respectively)	653	379
General and administrative (excluding depreciation and amortization amounts of $77 and $97, respectively)	2,523	847
Depreciation and amortization	179	171
Total expenses from operations	4,809	2,702
Loss from operating activities	(4,742)	(2,648)
Interest and other income	134	66
Change in fair value of warrants and conversion options	182	5,176
Gain on contract termination	1,792	0
Interest and other expense	0	0
Net (loss) income	(2,634)	2,594
Accretion on preferred stock, dividends and deemed dividends	(69)	(495)
Net(loss) income available to common stockholders	$(2,703)	$2,099
Net (loss) income per common share:
Basic	$(0.07)	$0.08
Fully Diluted	$(0.07)	$0.07
Net (loss) income available to common shareholders per common share:
Basic	$(0.07)	$0.07
Fully Diluted	$(0.07)	$0.05
Weighted average common shares outstanding:
Basic	39,595,917	31,582,115
Fully Diluted	39,595,917	38,334,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months ended March 31,
	2006	2005

Cash flows from operating activities:
Net (loss) income	$(2,634)	$2,594
Adjustments to reconcile net (loss) income to net operating cash flow used in operating activities:
Depreciation and amortization	179	171
Change in fair value of warrants and conversion options	(182)	(5176)
Gain on contract termination	(1,792)	—
Non-cash stock based compensation	208	1
Changes in operating assets and liabilities:
Trade accounts receivable	(316)	—
Other receivables	(23)	16
Inventory	(433)	(53)
Prepaid and other assets	23	(209)
Accounts payable	(1,280)	36
Accrued expenses	506	(110)
Accrued compensation and benefits	131	(299)
Warranty reserve	(5)	—
Deferred revenue	20	(179)
Net cash used in operating activities	(5,598)	(3,208)

Cash flows from investing activities:
Capital expenditures	(192)	(80)
Net cash used in investing activities	(192)	(80)

Cash flows from financing activities:
Proceeds from issuance of common stock	6	12
Proceeds from the exercise of stock options	—	204
Proceeds from the exercise of stock rights and warrants	—	1,161
Net cash provided by financing activities	6	1,377
Net decrease in cash and equivalents	(5,784)	(1,911)
Cash and cash equivalents, beginning of period	16,277	11,840
Cash and cash equivalents, end of period	$10,493	$9,929

Cash paid for interest	$—	$—
Non-cash financing activities:
Conversion of preferred stock to common stock	$167	$100
Accretion on preferred stock	25	413
Dividends payable on preferred stock	4	82
Deemed dividend on conversion of preferred stock	40	—
Common stock issued for accrued dividends	6	85

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar Amounts are in Thousands, Except for per Share and Share Amounts)

(Unaudited)

1.                                       Basis of Presentation.

The unaudited condensed consolidated financial statements of WorldGate Communications, Inc. (“WorldGate” or the “Company”) for the three months ended March 31, 2006 and March 31, 2005 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and the notes thereto included in the Company’s Annual Report on Form 10-K.

The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2.                                       Liquidity and Going Concern Considerations.

As of March 31, 2006 the Company had cash and cash equivalents of $10,493.  The operating cash used in continuing operations for the three months ended March 31, 2006 was $5,598. During the third quarter of 2003, we completed a sale of certain assets, including our interactive television (“ITV”) intellectual property rights and our membership interest in TVGateway, LLC, for $3,000 in cash to TVGateway, LLC. The transaction with TVGateway, LLC marked a shift in our business away from the ITV business and toward a new video phone product and associated business. The funds we received from the sale of assets to TVGateway, LLC, as well as the funds we received as a result of private placements of our securities on December 1, 2003 and December 4, 2003, January 21, 2004, April 22, 2004, June 24, 2004, December 15, 2004 and August 3, 2005, have permitted us to fund the development of our new business.

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

In June 2004 we completed a private placement of 7,550 shares (the “June 2004 Shares”) of Series A Convertible Preferred stock to certain institutional investors.  The shares were sold for $1,000 per share, resulting in gross proceeds from the offering of $7,550. The preferred stock issued pursuant to this placement is convertible into WorldGate common stock at a conversion price of $2.35 per share. WorldGate has the right to require conversion of the preferred stock into common stock upon achieving certain price targets with respect to its common stock and the satisfaction of certain other conditions. Of the 7,550 convertible preferred issued, 500 shares remained outstanding as of December 31, 2005 and 333 shares remain outstanding as of March 31, 2006. Between November 2004 and March 2006 all but one of the investors have fully converted their preferred shares resulting in the issuance of 3,071,064 of our common shares. The preferred stock has a dividend rate of 5% per annum, payable quarterly, which may be paid either by cash or through the issuance of common stock at WorldGate’s option (with stock payments being made at a 10% discount to the then current market price). Through March 31, 2006, for all quarterly dividend payments due, WorldGate exercised its right to make these dividend payments in stock, resulting in the issuance of an additional 136,623 shares of our common stock. The preferred stock has a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months. The preferred stock may be redeemed at maturity in cash or through the issuance of an indeterminate number of shares of common stock, at WorldGate’s option (subject to certain conditions). All dividend and maturity payments made in stock are subject to the satisfaction of certain conditions including the listing and availability of an effective registration statement. As part of the transaction, WorldGate issued five-year warrants to purchase a total of 1,606,380 shares of WorldGate common stock, with one-half of the warrants having an exercise price of $2.69 per share and the remaining half having an exercise price of $3.14 per share. Through December 2005, 125,000 of the $2.69 warrants have been exercised resulting in the issuance of an addition 125,000 of our common shares and an additional $336 in gross proceeds and 51,915 of the $3.14 warrants have been exercised resulting in the issuance of an additional 51,915 of our common shares and an additional $163 in gross proceeds. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,380 additional common stock shares at $3.14 a share. During December 2004, all but one of the investors exercised their additional investment rights resulting in the issuance of an additional 1,500,000 shares and an additional $4,710 in gross proceeds. During the first quarter of 2005, the remaining investor exercised its additional investment right resulting in the issuance of an additional 106,383 shares and an additional $334 in gross proceeds. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.0% per month for unredeemed preferred shares once registration of the shares lapse and until the registration again becomes effective.

In December 2004, WorldGate completed a private placement of 208,333 shares of its common stock to K. Y. Chou, President and General Manager of Mototech, at a sales price of $2.40 per share, which resulted in additional gross proceeds to the Company of $500.  In connection with this placement the Company granted warrants to Mr. Chou to purchase up to 62,500 shares of common stock at an exercise price of $2.88 per share.

In August 2005, the Company completed a private placement of $17,500 of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,671,947 shares of its common stock: 1,633,333 shares to the investors at an exercise price of $5.00 per share, and 38,614 shares to the placement agent at an exercise price of $4.53 per share. The investors also received an additional investment right, for a period of 60 days from the time the shares become registered, to purchase 1,554,000 additional shares of common stock at $4.12 per share. The accounting for these warrants and investment rights is established by analogy to Accounting Principle Board Opinion (“APB”) No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” which addresses detachable stock purchase warrants issued in conjunction with convertible debt and prescribes that such warrants be accounted for as additional paid in capital measured at fair value. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120 days from the effective date of the Agreement that the shares in the transaction fail to be registered. On March 31, 2006 the shares under this private placement had not been registered and until such time as the shares become registered the Company is subject to the penalty provision under this private placement. For the three months ended March 31, 2006 and 2005 the Company recorded and expensed related penalties of $787 and $0, respectively. The related unpaid penalties accrued as of March 31, 2006 and December 31, 2005 were $780 and $525, respectively.

Registration statements for the securities sold pursuant to the June 2004, December 2004 and August 2005 private placements were originally filed containing financial statements that were current at the time of the filing. Subsequently, the Company initiated a process to amend, restate and re-file certain of its 2003, 2004 and 2005 financial statements to correct an error in the accounting treatment for various security components of our private placements. As a result the registration statements then on file also needed to be amended to reflect these changes in our financial statements. Amended registration statements were subsequently filed with the SEC to reflect the amended and restated financial statements, and these amended registration statements are currently awaiting SEC review.

On April 28, 2004, the Company entered into a multi-year agreement with General Instrument Corporation d/b/a the Connected Home Solutions Business of Motorola, Inc. (“General Instrument”) for the worldwide development and distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products. On February 17, 2006, we mutually agreed with General Instrument to end this agreement. The ending of this agreement immediately terminates exclusivity for both parties. In addition to its current role for development and manufacture of Ojo, WorldGate will now have direct responsibility and control for the advertising, marketing, and distribution of its products.  Under its agreement with General Instrument, WorldGate had been active in marketing and promoting its products, and working with General Instrument to distribute Ojo. WorldGate intends to continue the rollout of Ojo using many of the same distributors, retailers and service providers, and plans to expand distribution to service providers and retailers around the world.  The two companies will work together to ensure a smooth transition for customer accounts. As part of ending its agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources. As a result, the Company recorded a reserve for returns and reduced revenue in the amount of approximately $2,310 during the fourth quarter of 2005. In addition, the Company has recorded no revenue for units shipped to General Instrument in the first quarter 2006 and has recorded a gain on termination of this agreement of approximately $1,792 during the first quarter 2006 as a result of the lower purchase price of the inventory repurchased from General Instrument ($1,342, net of the cost of rework for rebranding the product and the adjustment of the inventory to its current replacement value) and reversal of the product refund program reserve ($212) as well as an adjustment of the warranty reserve for products repurchased ($233), both of which resulted from the termination of the Company’s agreement with General Instrument.

The Company had $3,253 of liabilities and its assets are not pledged as collateral as of March 31, 2006. These liabilities include $898 of dividends, detachable warrants and conversion options related to the Company’s private placement of Preferred Stock.

Our Company has suffered recurring losses from operations and had an accumulated deficit of $231,796 as of March 31, 2006 and these issues raise substantial doubt about the Company’s ability to continue as a going concern. Our short term cash requirements and obligations include, inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $167 is required to be redeemed in June 2006, although this redemption can be made in common stock if certain conditions are met. In addition, the August 2005 private placement includes cash payment penalties of 1.5% per month for the period that the shares in the transaction fail to be registered. On March 31, 2006, the shares under this private placement had not been registered and until such time as the shares become registered the Company is subject to the penalty provision under this private placement. For the three months ended March 31, 2006 and 2005 the Company recorded and expensed related penalties of $787 and $0, respectively. The related unpaid penalties accrued as of March 31, 2006 and December 31, 2005 were $780 and $525, respectively. The ending of the General Instrument agreement places additional cash burdens on the Company and this could impact our cash requirements and usage.

Management expects, based on our internal forecasts and assumptions relating to our operations (including among others, assumptions regarding our short term cash requirements and our projected revenue growth) that we have sufficient cash on hand to meet its obligations into the fourth quarter of 2006.

The Company’s ability to generate cash is dependent upon the sale of Ojo products and on obtaining cash through capital markets. The Company began generating revenue from commercial shipment of the Ojo product in April 2005 and expect revenues to increase as the product continues to roll out to the marketplace. Depending on the ramp up of sales and the achievable margin, the increased level of sales activity should have a positive impact on our cash flows from operations, which will support our ability to meet our cash requirements in the long term. Given that the video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize.

Additionally, as needed, the Company plans to generate cash by turning to the capital markets for funding.  No assurances can be given that, if pursued, additional financing transactions can be consummated.  The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources, should the Company need to obtain such financing.  Such additional financing would be subject to the risk of availability, may be dilutive to our stockholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all.

Long term cash requirement obligations are primarily comprised of the items noted above. The Company has no long term debt and our contractual cash requirements and obligations existing beyond the next twelve months are comprised solely of operating lease commitments and redemption of preferred stock, which are not considered material.  The Company has limited capacity to reduce its workforce and scale back on capital and operational expenditures to decrease our cash usage.

3.                                       Recent Accounting Pronouncement.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R. SAB 107 primarily interprets how the implementation of SFAS 123R is to be applied under SEC rules and regulations. Beginning January 1, 2006, the Company will be required to expense the fair value of employee stock options and similar awards. The Company has elected to utilize the modified prospective transitional method in accounting for share-based employee payment transactions. Based upon the employee options outstanding as of March 31, 2006, and the transitional provisions of SFAS No. 123R and SAB 107, there are approximately $1,745 of future costs, utilizing the fair value method that will be expensed over a four year period from 2006 through 2010. Additionally, the Company will utilize the fair value method for any future instruments issued after January 1, 2006 (for more details, refer to Note 5).

In March 2005, the FASB issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated.  If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligations.  The adoption of FIN 47 in the first quarter of 2006 did not have a material effect on the Company’s consolidated financial statements.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3,” was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In June 2005, the EITF reached consensus on Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’“ Issue 00-19 is used to evaluate whether embedded derivatives should be bifurcated under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities,” as amended. Specifically, SFAS No.133 provides guidance as to when an issuer is required to bifurcate a conversion option that is embedded in convertible debt. However, Issue 00-19 does not define “conventional convertible debt instrument.” Given the development of numerous contractual terms that may be included in a convertible debt instrument, it is not clear when a convertible debt instrument is “conventional.”  We do not believe that our redeemable preferred stock and related warrants meet the definition of conventional convertible debt and as a result Issue No. 00-19 applies to the liability treatment of these instruments. The adoption of the Issue may have an effect on the Company’s financial position or results of operations in future periods.

In September 2005, the EITF reached consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”  The effect reduces reported revenues and cost of sales for affected transactions. The consensus on this issue would apply to such transactions beginning in the first quarter 2006. The adoption of Issue No. 04-13 did not have a material effect on the Company’s consolidated financial statements in the first quarter of 2006.

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

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the stockholder’s equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under SFAS No. 109, “Accounting for Income Taxes.”  The adoption of the Issue is not expected to have a material effect on the Company’s consolidated financial position or results of operations in future periods.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS156”), which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company’s financial position and results of operations.

4.                                       Inventories.

The Company’s inventory as carried in its financial statements is all finished goods inventory. The Company orders, purchases and receives finished, completed, boxed and ready for sale video phone products directly from its supplier. The Company makes no subsequent changes to the products. The Company does not maintain work in process inventory, component raw materials or supplies, except for very minimal quantities for repair work. The Company does not include tooling, deferred start-up or general and administrative costs in its inventory costs. The Company also does not maintain specific inventory for any specific long-term contracts or programs. The Company tracks and removes inventory only under the “first-in, first-out method” and prices it based upon the Company’s actual cost.

Inventories as of March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005
Raw material	$—	$—
Finished goods	2,225	2,878
Total Inventory	2,225	2,878

Inventory Reserve	—	—

Inventory, net	$2,225	$2,878

5.                                       Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(Revised 2004), “Share-Based Payment,” using the modified-prospective-transition method. As a result, the Company’s net loss before taxes for the three months ended March 31, 2006 is approximately $191 greater than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) opinion No. 25 “Accounting for Stock Issued to Employees.”

Prior to January 1, 2006 the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of  APB No. 25, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to January 1, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APB No. 25 for certain options granted to non employees of the Company based upon the intrinsic value (the difference between the exercise price at the date of grant and the deemed fair value of the common stock).

As was permitted under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amended SFAS No. 123, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation: (in thousands).

Three Months Ended March 31, 2005
Net income, as reported	$2,594

Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of income tax	194
Pro forma net income	$2,400

Net income per share:

Net Income - as reported:
Basic	$0.08

Fully Diluted	$0.07

Net income – pro forma:
Basic	$0.08

Fully Diluted	$0.06

6.                                       Accounting for Preferred Shares and Derivative Shares

In June 2004, WorldGate completed a private placement of preferred stock. The Preferred Stock has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company’s option. The preferred stock has a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months, and may be redeemed at maturity in cash or, at the Company’s option, subject to certain conditions that may not be solely under the control of the Company, through the issuance of the number of shares of common stock determined by dividing the liquidation preference of the preferred shares by the then average market price over the ten consecutive trading days prior to the date of conversion.  If the effectiveness of the registration statement lapses, the Company ceases to be listed on certain specified exchanges and trading in the Company’s stock is suspended or a change in control occurs with respect to the Company, the Company may be required to settle redemption of the preferred stock with cash instead of its common shares.  Furthermore, since the market price of the Company’s common stock cannot be predicted, the actual number of shares of the Company’s common stock that will be required if a redemption is made through the issuance of common stock, can also not be predicted. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.0% per month for unredeemed preferred shares once registration of the shares lapse and until the registration again becomes effective. Similarly the amount of the cash penalties may not be determinable until such time as the event triggering the cash payment is cured or removed.

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

Also, as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale.  Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted.  As of March 31, 2006, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised.  All of the additional investment rights had been exercised as of March 31, 2006.

Of the 7,550 preferred shares issued under this private placement, 7,217 shares have been redeemed as of March 31, 2006.

With respect to the Company’s accounting for the preferred stock, Emerging Issues Task Force (“EITF”) Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential failure in the Company’s ability to maintain an effective registration statement. Furthermore, the actual number of shares of common stock required to satisfy redemption is based upon the market value of the common stock at the time of the redemption, which cannot be predicted. Accordingly, the Company has classified the preferred stock as temporary equity and the value ascribed to the redeemable preferred stock upon initial issuance, i.e. at June 24, 2004, was the amount received in the transaction minus the fair value ascribed to the conversion options and warrants. The initial value of the redeemable preferred stock is accreted up to the redemption value (the amount received in the transaction) over the future relevant periods using the interest method. The value of the redeemable preferred stock at March 31, 2006 was $278.

The terms of the preferred stock include certain conversion options that represent derivative financial instruments under paragraph 12 of SFAS No. 133 and thus were separated from the Preferred Stock and valued using the Black-Scholes option pricing model.  The conversion options include certain provisions that could result in a variable number of shares to be issued upon conversion, adjustment to the strike price at which conversion shares will be determined, or the requirement for the Company to settle the conversion options in cash. EITF 00-19, “Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” states that if the conversion options require net cash settlement in the event of circumstances that are not solely within the Company’s control they should be classified as a liability measured at fair value on the balance sheet.

The terms of the five-year warrants include cash penalty provisions in the event that the Company fails to meet its obligations to deliver registered shares to the warrant holder upon exercise and an anti-dilution provision that could result in a variable number of shares to be issued upon warrant exercise. Additionally, the terms and conditions of the warrants provide for net settlement through cashless exercise whereby the shares delivered to the warrant holder would be readily convertible to cash. In accordance with EITF 00-19 and given the terms and conditions of the warrants as outlined above, the Company has classified the warrants as a liability on its balance sheet measured at fair value using the Black-Scholes option pricing model.

The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. Both the warrants and conversion options are valued using the Black-Scholes valuation model. Actual period close common stock prices, applicable volatility rates, and the period close risk-free interest rate for the instrument’s expected remaining life (continuously compounded), are the key assumptions used in the valuation calculation. The WorldGate share price changed from $2.06 per share as of December 31, 2005 to $2.00 per share at March 31, 2006, making the warrants and preferred stock conversion elements less valuable, and therefore less costly, relative to their strike price. The result was a $182 non cash gain for the three months ended March 31, 2006.

7.                                       Warranty Reserve

We provide a warranty covering defects arising from the sales of our video phone product. This warranty is limited to a specific time period. As of March 31, 2006, the Company has a reserve of $98 that is based on a percentage of product sales. As of March 31, 2006, the Company has not incurred any material warranty costs related to our product. Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. While we believe our estimate at March 31, 2006 is reasonable and adequate, it is subject to change based on our future sales and experience, which may require an increase or decrease in our reserve.

During the three months ended March 31, 2006, the Company reduced its warranty reserve of $336 at December 31, 2005 by $233. This adjustment, recorded as an increase to the gain recorded from the termination on February 17, 2006 of the Company’s agreement with General Instrument, is a result of the elimination of the warranty exposure for products previously sold and then repurchased from General Instrument under this termination.

8.                                       Commitments and Contingencies.

Leases

In 1998, the Company entered into a leasing arrangement for a building with an entity formed by non-employee investors. The Company stopped paying rent on this lease in May 2003, and in lieu of rent payments the Company’s landlord, 3190 T General, Inc. , began drawing down the security deposit for the facility. Prior to stopping rent payments, the Company had commenced negotiations with its landlord for an amendment of its lease to reduce the space commitment and the rent payable. These negotiations were not successful, and in September 2003, the Company’s landlord filed an action in the Court of Common Pleas, Bucks County, Pennsylvania to perfect its interest to take possession of the Company’s facility, and to establish damages for past rent and expenses. Although a judgment was granted allowing the Company’s landlord to regain possession of the facility, the Company remained in the facility and continued negotiations with its landlord. During 2004, the landlord deeded the facility to its mortgage holders and negotiations commenced with GMAC as representative for the mortgage holders. These negotiations were successful and in November 2004 the Company’s lease was amended with an effective date of June 2004 to reduce the lease obligation in line with the Company’s then current space requirements, and to bring the Company current with respect to all outstanding back rent.  Subsequently, GMAC sold the building and the Company has negotiated a new lease with the new owner on September 1, 2005. The current lease covers 42,500 square feet at an annual rate of $11.40 per square foot with a 3% increase annually, cancelable by either party with 8 months notice, with a termination by tenant also including six months termination fee. Total rent expense resulting from this lease for the three months ended March 31, 2006 and 2005 amounted to approximately $159 and $90, respectively.

In November 2003, the Company entered into a 60 month lease for office equipment. As of March 31, 2006, there remains a total of $14 to be paid over the remaining period of this lease. In October 2005, the Company entered into a 36 month lease for office equipment. As of March 31, 2006 there remains a total of $20 to be paid over the remaining period of this lease.

The future minimum commitments under non-cancelable leases for the balance of each of the fiscal years ending December 31 are as follows:

(Dollars in Thousands)

2006 (April 1, 2006 through December 31,2006)	$378
2007	517
2008	530
2009	535
2010	363
Total	$2,323

Significant Agreements and Transactions

Net revenues from continuing operations recognized from General Instrument, an investor, were approximately $0 and $179, respectively, for the three months ended March 31, 2006 and 2005 respectively. This investor accounted for approximately 100% of the revenues for the three months ended March 31, 2005. This investor previously provided a cash advance against product shipments. The balance of this advance received from this investor was $0 and $190 as of March 31, 2006 and 2005, respectively. Accounts receivable from this investor was $0 and $123 as of March 31, 2006 and December 31, 2005, respectively. In April and September 2004, we issued warrants to this investor to purchase shares of our common stock, with the April warrants having an exercise price of $1.4375 per share and the September warrants having an exercise price of $1.75 per share. Included in General and Administrative expenses in September 2004 were $606 of expenses relating to the valuation of these warrants. This valuation was determined by using the Black-Scholes fair value option model. The following assumptions were used: expected volatility of 65%; average risk-free interest rate of 3.43 percent; dividend yield of 0%; and an expected life of 5.0 years.

 On April 28, 2004, the Company entered into a six-year distribution agreement with General Instrument for the marketing and distribution of the Ojo video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products. After a period of eighteen months following the commercial availability of the Ojo video phone, this mutual exclusivity would terminate unless General Instrument elected to continue the mutual exclusivity after having achieved certain minimum sales targets for the Ojo video phone. General Instrument could have, however, at its option, elected to terminate this mutual exclusivity at any time. In the event mutual exclusivity terminates or is terminated, then for a twelve month period thereafter, WorldGate was to continue to be General Instrument’s exclusive supplier of broadband video phones, but would be free to sell video phone products to customers other than certain defined General Instrument accounts. During this twelve month period, General Instrument had a right of first refusal to accept and fill any orders for video phone products that WorldGate obtained from non- General Instrument accounts, and was obligated to use good faith efforts to solicit and accept product orders from General Instrument accounts in a commercially reasonable manner. During any period of exclusivity under this agreement the Company was reliant upon General Instrument and its distribution partners, including, for example, wholesalers, retailers and service providers, to provide the worldwide sales and distribution of the Ojo video phone. Although the agreement required General Instrument to provide for certain marketing and promotional activities for the Ojo video phone, there were no required sales quotas for the agreement to remain in effect, and General Instrument controlled the volume of products being distributed by our Company. Neither party was permitted to terminate the agreement except in cases of uncured breaches of the agreement or as a result of insolvency events suffered by the other party. If General Instrument and its partners were not successful, or if their activities did not lead to significant sales of our product, our operating results could have been adversely affected, our revenue could be significantly reduced and the Company could lose potential customers. In connection with the Development and Distribution Agreement with General Instrument, the Company issued warrants to General Instrument to purchase 600,000 shares of our common stock, 300,000 at an exercise price of $1.4375 per share with the execution of the agreement in April 2004, and 300,000 at an exercise price of $1.75 upon the delivery to General Instrument of acceptable prototypes for the product. Additionally, the Company agreed to issue warrants to purchase up to an additional 1,650,000 shares of our common stock, upon the achievement of certain sales milestones, at an exercise price based upon the average closing sales price of our common stock during the 20 day period preceding the issuance of each warrant.

On February 17, 2006, the Company mutually agreed with General Instrument to end their mutually exclusive distribution agreement. The ending of this agreement immediately terminated this exclusivity for both parties, and accordingly enabled WorldGate to expand its focus in bringing Ojo to the marketplace. In addition to its current role for development and manufacture of Ojo, WorldGate became directly responsible for the advertising, marketing, and distribution of its products.

The Company does not plan to establish a reserve for retailer returns to General Instrument. In the Company’s discussions with the retailers eligible for such returns, the retailers have indicated their intention to continue to sell the Company’s video phone products and, to date, the Company has not received any returned products.

As part of ending the development and distribution agreement, General Instrument has agreed to certain restrictions on its development of a stand-alone video phone product which has as a primary function the making or receipt of video phone calls over a broadband network.  Such restrictions will end in January 2007.

The Company has a current two year agreement with Mototech , an investor, to provide the Company with engineering and development support. As a result of this agreement, the Company has expensed approximately $19 and $102, respectively for the three months ended March 31, 2006 and 2005. Accounts payable to this investor amounted to $68 and $1,173 at March 31, 2006 and December 31, 2005, respectively. This agreement provided for contracted services, including hardware and software development, and the creation and development of tools to facilitate the Company’s engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company. Net revenues from continuing operations recognized from Mototech were approximately $393 and $0 for the three months ended March 31, 2006 and 2005, respectively. This investor accounted for approximately 77% and 0% of the revenues for the three months ended March 31, 2006 and 2005, respectively. Accounts receivable from this investor were $393 and $0, respectively, as of March 31, 2006 and December 31, 2005.

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

In August 2005, the Company completed a private placement for $17,500 of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,671,947 shares of its common stock: 1,633,333 shares to the investors at an exercise price of $5.00 per share, and 38,614 shares to the placement agent at an exercise price of $4.53 per share.  The investors also received an additional investment right, for a limited period of time, to purchase 1,554,000 additional shares of common stock at $4.12 per share. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120 days from the effective date of the Agreement that the shares in the transaction fail to be registered. On March 31, 2006 the shares under this private placement had not been registered and until such time as the shares become registered the Company is subject to the penalty provision under this private placement. For the three months ended March 31, 2006 and 2005 the Company recorded and expensed related penalties of $787 and $0, respectively. The related unpaid penalties accrued as of March 31, 2006 and December 31, 2005 were $780 and $525, respectively.

9.                                       Net Loss per Share.

Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per common share excludes potential common shares if the effect is antidilutive. Potential common shares comprise shares of common stock issuable upon the exercise of stock options and warrants. The number of potential common shares which would have been assumed to be converted in the periods ended

March 31, 2006 and 2005 and have a dilutive effect if the Company had income from continuing operations, or if the options’ exercise price was less than the average market price of the common shares, is 10,965,140 and 862,250, respectively.

10.                                 Stock Options and Warrants.

In October 2004, the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). This plan is intended to replace the 1996 Plan for new grants. No additional shares were reserved for the new plan but rather all available shares under the 1996 Plan were made available for the new plan. As with the 1996 Plan, the 2003 Plan includes the same automatic annual increase in the number of shares reserved for use with the plan equal to the greater of 4% of the then outstanding shares of the Company’s common stock or 1,000,000 shares. In addition to ISOs and NQSOs, the new plan also provides for performance based awards and restricted stock. At March 31, 2006, there were 8,085,730 shares reserved under these plans, and 4,526,273 options outstanding. During the three months ended March 31, 2006, there were 58,000 options granted to employees.

At March 31, 2006 there were a total of 6,297,165 warrants outstanding (for more details, refer to Note 2).

11.                                 Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectibility is reasonably assured, and the delivery and acceptance of the equipment has occurred or services have been rendered.  Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Due to our limited commercial sales history, our ability to evaluate the collectibility of customer accounts requires significant judgment. The Company evaluates its equipment customer and service customers’ accounts for collectibility at the date of sale and on an ongoing basis.

For the years ended December 31, 2004 and 2005, and through mid February 2006, the Company had only one customer for the purchase of its product and the agreement with this customer included several elements relevant to revenue recognition including: (a) the customer had no general right to return the product; (b) the customer earned warrants upon the purchase of significant video telephony units and the value of these warrants would result in a reduction of recognized revenue (the value of these warrants has been routinely monitored by the Company and is currently deemed to be insignificant, however, should the value of these warrants become material an offset would be made against revenues); (c) penalties are payable to the customer if certain excessive field failure rates are exceeded; (d) the Company and the customer share in the benefit achieved by product cost reductions; (e) penalties are payable to the customer if the Company fails to deliver shipments on a timely basis; (f) the Company extends to the customer a limited product warranty for a term not to exceed three years (the Company maintains a warranty reserve based upon the percentage of product sales consistent with industry comparable failure rates and the warranty period provided by the agreement). Beginning in mid February 2006, as a result of the termination of the General Instrument marketing and distribution agreement, the Company began selling its products to multiple customers and now evaluates its revenue recognition policy on a customer by customer basis.

Revenues are also offset by a reserve for any price refunds and consumer rebates consistent with the EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.”

As an incentive to promote delivery of the units, a special product launch discount was provided by the Company to a distributor as a quantity restricted reduction to the unit contract based price in effect. For the year ended December 31, 2005, this discount was $398. In addition, the Company has offered a forward pricing program to our distributor and a rebate program to consumers, as further incentives for the holiday season. These incentive programs began in the fourth quarter of 2005 and terminated during the first quarter of 2006. Consistent with the EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer, the Company has offset its revenues for the year ended December 31, 2005 by $212 for a reserve for the total estimated liability for the forward pricing program, and $91 as an estimated liability associated with the rebate program.  The total of the product launch discount, refunds and rebates for the year ended December 31, 2005 was $701. There were no product launch discounts, refunds or rebates for the years ended December 31, 2003 and 2004 and for the three months ended March 31, 2005. The forward pricing program was terminated with the termination on February 17, 2006 of the distribution agreement with General Instruments, and this liability was reversed and recorded as a $212 increase to the gain realized from termination of this agreement. On March 13, 2006, the Company announced that it was going to offer a new consumer rebate program effective April 1, 2006 and terminating June 30, 2006. An estimated liability of $44 associated with this rebate program was recorded at March 31, 2006. Also, on March 13, 2006 the Company announced a price protection program for certain retailers holding Ojo Video Phone inventory as of April 1, 2006. An estimated liability of $12 associated with this price protection program was recorded at March 31, 2006. These rebate and price protection programs were recorded as offsets against revenues in the three months ended March 31, 2006.

As part of ending its agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources. As a result the Company recorded a reserve for returns and reduced revenue in the amount of approximately $2,310, during the fourth quarter of 2005. In addition, the Company has recorded no revenue for units shipped to General Instrument in the first quarter 2006 and has recorded a gain on termination of this agreement of approximately $1,792 during the first quarter 2006 as a result of the lower purchase price of the inventory repurchased from General Instrument ($1,342, net of the cost of rework for rebranding the product and the adjustment of the inventory to its current replacement value) and reversal of the product refund program reserve ($212) as well as an adjustment of the warranty reserve for products repurchased ($233), both of which resulted from termination of the Company’s agreement with General Instrument.

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

General Instrument also maintained the necessary infrastructure to handle distribution logistics, including customer ordering, inventory warehousing, billing, customer service, credit and accounts receivable functions multiple customers. Until February 17, 2006 all of our revenue for the sale of our video phones was derived from General Instrument, a single customer, and there were minimal administrative costs associated with billing and collecting this revenue. The Company will now have multiple customers and bear the associated increased administrative costs and risks of collection. WorldGate will also need to develop the necessary infrastructure to handle multiple customers and these other logistical functions.

As part of ending our agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources. For more details, refer to Note 11 to our condensed consolidated financial statements for the three months ended March 31, 2006.

The Company does not plan to establish a reserve for retailer returns to General Instrument. In the Company’s discussions with the retailers eligible for such returns, the retailers have indicated their intention to continue to sell the Company’s video phone products and, to date, the Company has not received any returned products.

As part of ending the development and distribution agreement, General Instrument has agreed to certain restrictions on its development of a stand-alone video phone product which has as a primary function of the making or receipt of video phone calls over a broadband network.  Such restrictions will end in January 2007.

Critical Accounting Policies and Estimates.

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our significant accounting policies are described in the notes to the consolidated financial statements included in our annual report on Form 10-K. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue recognition, accounts receivable, inventories, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, value of redeemable preferred stock, related warrants and conversion options.

Three Months Ended March 31, 2006 and March 31, 2005

Revenues.

Revenues for the three months ended March 31, 2006 were $509. These revenues represent deliveries of video phones and related service fees. Revenues during the three months ended March 31, 2005 were $179.

On March 13, 2006, as an incentive to promote delivery of the units, the Company announced a special price protection program to certain retailers and a rebate program to consumers. These incentive programs will begin on April 1, 2006 and will terminate at the end of the second quarter of 2006. Consistent with the EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer, we offset our March 31, 2006 revenues by $12 for the price protection program and $44 for the consumer rebate program. For more details, refer to Note 11 to our condensed consolidated financial statements for the three months ended March 31, 2006.

Costs and Expenses.

Cost of Revenues. The cost of revenues consisted of product and delivery costs relating to the initial deliveries of video phones was $442 for the three months ended March 31, 2006. Costs of revenues during the three months ended March 31, 2005 were $125.

Engineering and Development. Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of the Company’s video phone product. Engineering and development costs were $1,454 for the three months ended March 31, 2006, compared with $1,305 for the three months ended March 31, 2005. This increase of $149, or 11%, reflects the Company’s increased concentration of its engineering staff, and related costs, for the further and continuing development of its video phone product.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs related to the continued introduction of the Company’s video phone product. Sales and marketing costs were $653 for the three months ended March 31, 2006, compared with $379 for the three months ended March 31, 2005. This increase of $274, or 72%, reflects the increased effort of staff, advertising and related marketing and promotional expenditures associated with the Company’s video phone product.

General and Administrative. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees. General and administrative expenses were $2,523 for the three months ended March 31, 2006, compared with $847 for the three months ended March 31, 2005. This increase of $1,676, or 198%, is primarily attributable to certain expenses incurred during the three months ended March 31, 2006 that were not incurred during the three months ended March 31, 2005. These expenses included non cash charges of $191 from the Company’s adoption of the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified-prospective-transition method. Prior to January 1, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion “APB No.” No. 25, “Accounting for Stock Issued to Employees” “APB No. 25”, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to January 1, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant (for more details, refer to Note 5 to our condensed consolidated financial statements for the three months ended March 31, 2006.) In addition, this increase reflects $800 of accrued penalties related to private placements in June 2004 and August 2005 (for more details, refer to Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2006). Furthermore, the increase for the three months ended March 31, 2006, includes legal, accounting and auditing fees of $400 in excess of fees incurred in the same period of 2005. These increased fees are associated with its Sarbanes- Oxley internal control compliance implementation for 2005 and restatements of prior filings with the Securities and Exchange Commission.

Interest and Other Income and Interest Expense. Interest and other income and interest expense consist of interest earned on cash and cash equivalents. Interest and other income increased from $66 for the three months ended March 31, 2005 to $134 for the three months ended March 31, 2006, primarily due to additional interest income earned on a higher level of invested funds. During the three months ended March 31, 2006, the Company earned interest on average cash balances of approximately $13,355. In comparison, during the three months ended March 31, 2005 the Company earned interest on average cash balances of approximately $11,026.

Income Taxes. The Company has incurred net operating losses since inception and accordingly had no income taxes and has not recorded any income tax benefit for those losses.

Non Cash Change in Fair Value of Warrants and Conversion Options. For the three months ended March 31, 2006 and 2005, the non cash change in fair value of warrants and conversion option was income of $182 and $5,176, respectively. This income was the result of a marked to market adjustment primarily related to our common stock price decline as of March 31, 2006 compared to December 31, 2005 and March 31, 2005 compared to December 31, 2004 , respectively, as it related to our June 24, 2004 private placement of our Series A Convertible Preferred Stock and Warrants.

Liquidity and Capital Resources.

As of March 31, 2006, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, are of high quality investment grade and have original maturities of less than three months.

At March 31, 2006, we had cash and cash equivalents of $10,493 as compared to cash and equivalents of $16,277 at December 31, 2005. Net cash used in operating activities was $5,598 for the three months ended March 31, 2006, as compared to $3,208 used for the same period in 2005. This increase in net cash used in operating activities was primarily attributable to our increase in expenditures during the three months ended March 31, 2006, related primarily to an increase in staffing of approximately $400, increased expenditures of approximately $533 paid to certain investors in penalties, a $480 expenditure for repurchased products previously sold to General Instrument and increased expenditures for inventory of approximately $1,000 over such purchases in 2005. No bad debt expense was recorded for the three months ended March 31, 2006 and 2005.

Cash used for investing activities were primarily a result of investments in equipment for product development and manufacture as well as for general administrative purposes. For the three month periods ending March 31, 2006 and 2005, such investments were $192 and $80, respectively.

Cash provided by financing activities primarily through various private placements of our Company’s securities, through the exercise of warrants and through the exercise of non-executive employees’ and prior employees’ stock options during the three months ended March 31, 2006, totaled $6 compared to $1,377 provided during the same period in 2005.

Operations and Liquidity.

To date, we have funded operations primarily through multiple private sales of equity securities and through an initial public offering of common stock in April 1999. As of March 31, 2006 we have no outstanding debt and our assets are not pledged as collateral. We continue to evaluate the possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.

The report of the independent registered public accounting firm for the year ended December 31, 2005 includes an explanatory paragraph stating that our Company had suffered recurring losses from operations and had an accumulated deficit of $229,092, and that these issues raised substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $167 is required to be redeemed in June 2006, although this redemption can be made in common stock if certain conditions are met. In addition, the August 2005 private placement includes cash payment penalties of 1.5% per month for the period that the shares in the transaction fail to be registered. On March 31, 2006 the shares under this private placement had not been registered and until such time as the shares become registered the Company is subject to the penalty provision under this private placement. For the three months ended March 31, 2006 and 2005 the Company recorded and expensed related penalties of $787 and $0, respectively. The related unpaid penalties accrued as of March 31, 2006 and December 31, 2005 were $780 and $525, respectively. The ending of the General Instrument agreement on February 17, 2006 places additional cash burdens on the Company and this could impact our cash requirements and usage. As part of ending its agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources. For more details, refer to Note 11 to our condensed consolidated financial statements for the three months ended March 31, 2006.

We believe, based on our internal forecasts and assumptions relating to our operations (including among others, assumptions regarding our short term cash requirements and our projected revenue growth) that we have sufficient cash on hand to meet our obligations into the fourth quarter of 2006.

Our ability to generate cash is dependent upon the sale of our Ojo product and on obtaining cash through capital markets.  We began generating revenue from commercial shipment of our Ojo product in April 2005 and we expect revenues to increase as the product continues to roll out to the marketplace. Depending on the ramp up of sales and the achievable margins, the increased level of sales activity should have a positive impact on our cash flows from operations, which will support our ability to meet our cash requirements in the long term. Given that our video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize.

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

As of March 31, 2006, the Company’s cash and cash equivalents were $10,493, which were comprised of securities having a maturity of less than three months. Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended March 31, 2006 would have decreased by approximately $41. This estimate assumes that the decrease occurred on the first day of 2006 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

Foreign Currency Exchange Risk. Although we transact business in various foreign countries, the principal portion of our business is in the United States and substantially all of our revenues and costs to date have been denominated in U.S. dollars. Although our agreement with Mototech, Inc. (not an affiliate of General Instruments or Motorola), our contract manufacturer in Taiwan, is denominated in U.S. dollars, their material acquisition costs are subject to exchange rate changes that could impact our product costs.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Our Chief Executive Officer and Chief Financial Officer determined that we have a material weakness (as defined under the standards established by the Public Company Accounting Oversight Board) that exists with respect to our control procedure for the accounting and reporting of complex financial transactions.

As previously reported in our Form 10-K for the year ended December 31, 2005, we identified material weaknesses in our control procedure for the accounting and reporting of complex financial transactions. These material weaknesses contributed to restatements of our financial statements in our annual and quarterly reports from the quarter ended March 31, 2004 through September 30, 2005.

To address this material weakness, we have engaged outside experts to provide counsel and guidance in areas where we cannot economically maintain the required expertise internally (e.g., with the appropriate classifications and treatments of complex and non-routine transactions.)

As a result of the material weakness identified with respect to our control procedures for the accounting and reporting of complex transactions, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not designed and are not effective in ensuring that the information required to be disclosed by our Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Except as identified above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 1A RISK FACTORS

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005 in response to Item 1A of Form 10-K.

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

WORLDGATE COMMUNICATIONS, INC.

Date:	May 10, 2006	/s/ Hal M. Krisbergh
Hal M. Krisbergh
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2006	/s/ Joel Boyarski
Joel Boyarski
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)