Form 10-Q
period 2006-06-30
WORLDGATE COMMUNICATIONS INC
filed 2006-08-14
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2006.

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
Yes ☐ No ☒

As of August 4, 2006, there were 39,898,110 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30,	December 31,
	2006 (Unaudited)	2005 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,232	$16,277
Trade accounts receivables	845	133
Other receivables	35	26
Inventory, net	1,958	2,878
Prepaid and other assets	400	209
Total current assets	10,470	19,523
Property and equipment	4,334	4,084
Less: accumulated depreciation and amortization	(2,871)	(2,508)
Property and equipment, net	1,463	1,576
Deposits and other assets	130	130
Total assets	$12,063	$21,229

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$1,321	$1,695
Accrued expenses	1,608	1,333
Accrued compensation and benefits	296	36
Dividend payable on preferred stock	2	6
Detachable Warrants	1,358	1,038
Conversion option on preferred stock	38	57
Incentive sales claims liability	101	278
Warranty reserve	89	336
Deferred revenues	218	44
Returns reserve	0	2,310
Total current liabilities	5,031	7,133
Commitments
Redeemable preferred stock; 7,550 shares authorized; 166 shares issued and outstanding at June 30, 2006, and 500 shares issued and outstanding at December 31, 2005	148	379

Stockholders’ deficiency:
Preferred Stock, $.01 par value, 13,492,450 shares authorized; 0 shares issued at June 30, 2006 and December 31, 2005.	0	0
Common Stock, $.01 par value; 80,000,000 shares authorized; 39,762,111 shares issued and outstanding at June 30, 2006 and 39,511,519 shares issued and outstanding at December 31, 2005	398	395
Additional paid-in capital	245,013	242,414
Deferred stock based compensation	(1,600)	0
Accumulated deficit	(236,927)	(229,092)

Total stockholders’ deficiency	6,884	13,717

Total liabilities and stockholders’ deficiency	$12,063	$21,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except per Share Amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Revenues	$186	$1,399	$696	$1,577
Cost of revenues	739	1,266	1,181	1,390
Gross margins	(553)	133	(485)	187
Engineering and development (excluding depreciation and amortization amounts of $93 and $73 for the three months ended June 30, 2006 and 2005, respectively, and $181 and $139 for the six months ended June 30, 2006 and 2005, respectively).	1,540	1,243	2,994	2,462
Sales and marketing (excluding depreciation and amortization amounts of $15 and $10 for the three months ended June 30, 2006 and 2005, respectively, and $29 and $18 for the six months ended June 30, 2006 and 2005, respectively).	548	640	1,201	1,018
General and administrative (excluding depreciation and amortization amounts of $76 and $88 for the three months ended June 30, 2006 and 2005, respectively, and $153 and $185 for the six months ended June 30, 2006 and 2005, respectively).	1,846	1,017	4,369	1,951
Depreciation and amortization	184	171	363	342
Total expenses from operations	4,118	3,071	8,927	5,773
Loss from operating activities	(4,671)	(2,938)	(9,412)	(5,586)
Interest and other income	100	109	233	175
Change in fair value of warrants and conversion options	(520)	2,466	(339)	7,642
Gain on contract termination	0	0	1,792	0
Interest and other expense	0	(3)	0	(3)
Net (loss) income	(5,091)	(366)	(7,726)	2,228
Accretion on preferred stock, dividends and deemed dividends	(40)	(139)	(108)	(635)
Net (loss) income available to common stockholders	$(5,131)	$(505)	$(7,834)	$1,593
Net (loss) income per common share:
Basic	$(0.13)	$(0.01)	$(0.20)	$0.07
Fully Diluted	$(0.13)	$(0.01)	$(0.20)	$0.06
Net (loss) income available to common stockholders per common share:
Basic	$(0.13)	$(0.02)	$(0.20)	$0.05
Fully Diluted	$(0.13)	$(0.02)	$(0.20)	$0.04
Weighted average common shares outstanding:
Basic	39,625,256	33,546,229	39,610,667	32,569,598
Fully Diluted	39,625,256	33,546,229	39,610,667	36,495,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months ended June 30,
	2006	2005

Cash flows from operating activities:
Net (loss) income	$(7,726)	$2,228
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	363	342
Change in fair value of warrants and conversion options	339	(7,642)
Gain on contract termination	(1,792)	0
Write down of inventory	490	0
Non-cash stock based compensation	426	0
Changes in operating assets and liabilities:
Trade accounts receivable	(712)	(1,075)
Other receivables	(9)	(12)
Inventory	(646)	(958)
Prepaid and other assets	(191)	60
Accounts payable	(374)	1,749
Accrued expenses	604	(72)
Accrued compensation and benefits	260	(183)
Warranty reserve	(14)	0
Deferred revenue	174	(359)
Net cash used in operating activities	(8,808)	(5,922)

Cash flows from investing activities:
Capital expenditures	(250)	(322)
Net cash used in investing activities	(250)	(322)

Cash flows from financing activities:
Payment of note payable	0	(37)
Proceeds from issuance of common stock	13	21
Proceeds from the exercise of stock options	0	465
Proceeds from the exercise of stock rights and warrants	0	1,475
Net cash provided by financing activities	13	1,924
Net decrease in cash and cash equivalents	(9,045)	(4,320)
Cash and cash equivalents, beginning of period	16,277	11,840
Cash and cash equivalents, end of period	$7,232	$7,520

Cash paid for interest	$0	$1
Non-cash financing activities:
Conversion of preferred stock to common stock	$333	$4,350
Accretion on preferred stock	34	522
Dividends payable on preferred stock	2	30
Deemed dividend on conversion of preferred stock	68	0
Common stock issued for accrued dividends	4	168
Issuance of note payable to finance D&O insurance	0	230

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar Amounts are in Thousands, Except for per Share Amounts)
(Unaudited)

1.                          Basis of Presentation.

    The unaudited condensed consolidated financial statements of WorldGate Communications, Inc. (“WorldGate” or the “Company”) for the three and six months ended June 30, 2006 and June 30, 2005 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and the notes thereto included in the Company’s Annual Report on Form 10-K.

    The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2.                            Reclassification

    Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have it conform to the current period’s classifications.  The reclassifications have no effect on previously reported losses.

3.                            Liquidity and Going Concern Considerations.

As of June 30, 2006 the Company had cash and cash equivalents of $7,232.  The operating cash used in continuing operations for the three and six months ended June 30, 2006 was $3,210 and $8,808, respectively.

In December 2003 and January 2004, WorldGate received investments aggregating $3,100 from certain institutional investors. These investors purchased an aggregate of 3,000,000 shares of newly issued common stock. The investors also received a right, for a limited period of time, to purchase additional shares of up to 20% of the common stock purchased by the investors in their investment, at the same price as their investment, and five-year warrants to purchase up to 30% of the common stock purchased by the investors in their investment, at an exercise price equal to a 25% premium to their purchase price for the investment. The purchase price for the 2,000,000 shares purchased in the December 2003 transactions were $0.80 per share, with the warrants having a $1.00 per share exercise price. The purchase price for the 1,000,000 shares purchased in the January 2004 transaction was $1.50 per share, with the warrants having a $1.875 per share exercise price. All additional investment rights associated with the December 2003 transaction were exercised during January and February of 2004, resulting in an incremental investment of $320. All additional investment rights associated with the January 2004 transaction were exercised in May 2004, resulting in an incremental investment of $300. A portion of the warrants and additional investment right warrants associated with the December 2003 and January 2004 transactions were exercised in December 2004 and January 2005, resulting in an incremental investment of $925.

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

In June 2004 we completed a private placement of 7,550 shares of Series A Convertible preferred stock to certain institutional investors.  The shares were sold for $1,000 per share, resulting in gross proceeds from the offering of $7,550. The preferred stock issued pursuant to this placement is convertible into WorldGate common stock at a conversion price of $2.35 per share. WorldGate has the right to require conversion of the preferred stock into common stock upon achieving certain price targets with respect to its common stock and the satisfaction of certain other conditions. Of the 7,550 convertible preferred issued, 500 shares remained outstanding as of December 31, 2005 and 166 shares remain outstanding as of June 30, 2006.  Between November 2004 and June 2006 all but one of the investors has fully converted their preferred shares resulting in the issuance of 3,142,128 of our common shares. The preferred stock has a dividend rate of 5% per annum, payable quarterly, which may be paid either by cash or through the issuance of common stock at WorldGate’s option (with stock payments being made at a 10% discount to the then current market price). Through June 30, 2006, for all quarterly dividend payments due, WorldGate exercised its right to make these dividend payments in stock, resulting in the issuance of an additional 139,397 shares of our common stock. The preferred stock has a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months. The preferred stock may be redeemed at maturity in cash or through the issuance of an indeterminate number of shares of common stock, at WorldGate’s option (subject to certain conditions). All dividend and maturity payments made in stock are subject to the satisfaction of certain conditions including the listing and availability of an effective registration statement. As part of the transaction, WorldGate issued five-year warrants to purchase a total of 1,606,380 shares of WorldGate common stock, with one-half of the warrants having an exercise price of $2.69 per share and the remaining half having an exercise price of $3.14 per share. Through December 2005, 125,000 of the $2.69 warrants have been exercised resulting in the issuance of an additional 125,000 of our common shares and an additional $336 in gross proceeds; 51,915 of the $3.14 warrants have been exercised resulting in the issuance of an additional 51,915 of our common shares and an additional $163 in gross proceeds. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,380 additional common shares at $3.14 a share. During December 2004, all but one of the investors exercised their additional investment rights resulting in the issuance of an additional 1,500,000 shares and an additional $4,710 in gross proceeds. During the first quarter of 2005, the remaining investor exercised its additional investment right resulting in the issuance of an additional 106,383 shares and an additional $334 in gross proceeds. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.0% per month for unredeemed preferred shares once registration of the shares lapse and until the registration again becomes effective.

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

In August 2005, the Company completed a private placement of $17,500 of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,671,947 shares of its common stock: 1,633,333 shares to the investors at an exercise price of $5.00 per share, and 38,614 shares to the placement agent at an exercise price of $4.53 per share. The investors also received an additional investment right, for a period of 60 days from the time the shares become registered, to purchase 1,554,000 additional shares of common stock at $4.12 per share. The accounting for these warrants and investment rights is established by analogy to Accounting Principle Board Opinion (“APB”) No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” which addresses detachable stock purchase warrants issued in conjunction with convertible debt and prescribes that such warrants be accounted for as additional paid in capital measured at fair value. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120 days from the effective date of the agreement that the shares in the transaction fail to be registered. The Registration Statement covering the shares under this private placement was not declared effective until June 1, 2006.  Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. For the three months ended June 30, 2006 and 2005 the Company recorded and expensed related penalties of $599 and $0, respectively.  For the six months ended June 30, 2006 and 2005 the Company recorded and expensed related penalties of $1,387 and $0, respectively. The related unpaid penalties accrued as of June 30, 2006 and December 31, 2005 were $630 and $525, respectively.   On July 25, 2006, the Company amended the terms of the additional investment right that was granted to an investor as part of the August 2005 private placement, with respect to a portion of shares of common stock purchasable thereunder and agreed to apply $158 of accrued penalties towards the exercise price of such amended additional investment right, for the purchase of 129,950 shares of common stock. The penalties had accrued with respect to the Company’s inability to register the shares acquired by such investor in the private placement within 120 days of the transaction.  In consideration for this amendment and application of the exercise proceeds the investor agreed to forego any cash payment of the penalties other than as available through the proceeds of the exercise of the amended investment right and to grant to the Company a release of all claims relating to the late registration of the private placement shares, other than the aforesaid penalties.  The amended additional investment right provides that the investor thereof may purchase the 129,950 shares of common stock for a period of 760 days beginning June 1, 2006 for an exercise price of $1.515 per share.  The terms of the additional investment rights with respect to the remaining 1,424,050 shares of common stock purchasable thereunder remain unchanged.  On July 26, 2006 this investor exercised the additional investment right for 129,950 shares.

Registration statements for the securities sold pursuant to the June 2004, December 2004 and August 2005 private placements were originally filed containing financial statements that were current at the time of the filing. Subsequently, the Company initiated a process to amend, restate, and re-file certain of its 2003, 2004 and 2005 financial statements to correct an error in the accounting treatment for various security components of our private placements. As a result the registration statements then on file also needed to be amended to reflect these changes in our financial statements. Amended registration statements were subsequently filed with the SEC to reflect the amended and restated financial statements, and became effective on June 1, 2006.

On April 28, 2004, the Company entered into a multi-year agreement with General Instrument Corporation d/b/a the Connected Home Solutions Business of Motorola, Inc. (“General Instrument”) for the worldwide development and distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products.  On February 17, 2006, we mutually agreed with General Instrument to end this agreement.  The ending of this agreement immediately terminates exclusivity for both parties. In addition to its current role for development and manufacture of Ojo, WorldGate will now have direct responsibility and control for the advertising, marketing, and distribution of its products.   Under its agreement with General Instrument, WorldGate had been active in marketing and promoting its products, and working with General Instrument to distribute Ojo. WorldGate continued the rollout of Ojo using many of the same distributors, retailers and service providers, and plans to expand distribution to service providers and retailers around the world.  The two companies will work together to ensure a smooth transition for customer accounts.  As part of ending its agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources.  As a result, the Company recorded a reserve for returns and reduced revenue in the amount of approximately $2,310 during the fourth quarter of 2005. In addition, the Company has recorded no revenue for units shipped to General Instrument in the first quarter 2006 and has recorded a gain on termination of this agreement of approximately $1,792 during the first quarter 2006 as a result of the lower purchase price of the inventory repurchased from General Instrument ($1,342, net of the cost of rework for rebranding the product and the adjustment of the inventory to its current replacement value) and reversal of  the product refund program reserve ($212) as well as an adjustment of the warranty reserve for products repurchased ($233), both of which resulted from the termination of the Company’s agreement with General Instrument.

The Company had $5,031 of liabilities and its assets are not pledged as collateral as of June 30, 2006. These liabilities include $1,398 of dividends, detachable warrants and conversion options related to the Company’s private placement of preferred stock.

Our Company has suffered recurring losses from operations and had an accumulated deficit of $236,927 as of June 30, 2006 and these issues raise substantial doubt about the Company’s ability to continue as a going concern. Our short term cash requirements and obligations include, inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $166 is required to be redeemed in June 2007, although this redemption can be made in common stock if certain conditions are met.  In addition, the August 2005 private placement includes cash payment penalties of 1.5% per month for the period that the shares in the transaction fail to be registered. The Registration Statement covering the shares under this private placement was not declared effective until June 1, 2006. Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. For the three months ended June 30, 2006 and 2005 the Company recorded and expensed related penalties of $599 and $0, respectively.  For the six months ended June 30, 2006 and 2005 the Company recorded and expensed related penalties of $1,387 and $0, respectively. The related unpaid penalties accrued as of June 30, 2006 and December 31, 2005 was $630 and $525, respectively.

Management expects, based on our internal forecasts and assumptions including among others, assumptions regarding our short term cash requirements, our projected revenue growth, and our ability to obtain stockholder approval and an effective registration for our recent August 11, 2006 funding transaction (see Note 14), that we would have sufficient cash on hand to meet its obligations into the second half of 2007.

The Company’s ability to generate cash is dependent upon the sale of Ojo products and on obtaining cash through capital markets. The Company began generating revenue from commercial shipment of the Ojo product in April 2005.  Initially all product sales were conducted through General Instrument, our exclusive distributor and all revenue was based upon sales of our products to General Instrument for their distribution to resellers.  In February 2006, our distributor relationship with General Instrument was ended and we began to directly distribute and sell our products.  This transition process, including forming direct relationships with the resellers and adding incremental distribution resulted in a delay in our ongoing sales and a decrease in revenue from the first half of 2006 versus 2005.   As we complete our transition activities we expect revenues to increase as we continue to roll out our products to the marketplace. Depending on the ramp up of sales and the achievable margin, the increased level of sales activity should have a positive impact on our cash flows from operations, which will support our ability to meet our cash requirements in the long term. Given that the video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize.

Additionally, as needed, the Company plans to generate cash by turning to the capital markets for further funding.  No assurances can be given that, if pursued, additional financing transactions can be consummated.  The Company  continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources, should the Company need to obtain such financing.  Such additional financing would be subject to the risk of availability, may be dilutive to our stockholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all.

Long term cash requirement obligations are primarily comprised of the items noted above. The Company has no long term debt as of June 30, 2006.  However, the financing secured on August 11, 2006 (see Note 14) will add long term debt to the balance sheet.   The Company has limited capacity to reduce its workforce and scale back on capital and operational expenditures to decrease our cash usage.

4.                                       Recent Accounting Pronouncement.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The  adoption of SFAS No. 151 has not  materially effected the Company’s condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R.  SAB 107 primarily interprets how the implementation of SFAS 123R is to be applied under SEC rules and regulations. Beginning January 1, 2006, the Company is required to expense the fair value of employee stock options and similar awards. The Company has elected to utilize the modified prospective transitional method in accounting for share-based employee payment transactions. Based upon the employee options outstanding as of June 30, 2006, and the transitional provisions of SFAS No.123R and SAB 107, there are approximately $1,600 of future costs, utilizing the fair value method that will be expensed over a four year period from 2006 through 2010.  Additionally, the Company will utilize the fair value method for any future instruments issued after January 1, 2006 (for more details, refer to Note 6).

In March 2005, the FASB issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations.”  FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated.  If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligations.  The adoption of FIN 47 did not have a material effect on the Company’s condensed consolidated financial position or results of operations.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections — replacement of APB Opinion No. 20 and FASB Statement No. 3,” was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

In June 2005, the EITF reached consensus on Issue No. 05-2, “The Meaning of  Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” Issue 00-19 is used to evaluate whether embedded derivatives should be bifurcated under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities,” as amended. Specifically, SFAS No.133 provides guidance as to when an issuer is required to bifurcate a conversion option that is embedded in convertible debt. However, Issue 00-19 does not define “conventional convertible debt instrument.” Given the development of numerous contractual terms that may be included in a convertible debt instrument, it is not clear when a convertible debt instrument is “conventional.”  We do not believe that our redeemable preferred stock and related warrants meet the definition of conventional convertible debt and as a result Issue No. 00-19 applies to the liability treatment of these instruments.  The adoption of the Issue did not have an effect on the Company’s condensed consolidated financial position or results of operations.

In September 2005, the EITF reached consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”  The effect reduces reported revenues and cost of sales for affected transactions. The consensus on this issue applies to such transactions beginning in the first quarter 2006.   The adoption of Issue No. 04-13 did not have a material effect on the Company’s condensed consolidated financial position or results of operations.

In September 2005, the FASB ratified the EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The adoption of the Issue did not have a material effect on our condensed consolidated financial position or results of operations.

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is  recorded in the stockholder’s equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under SFAS No. 109, “Accounting for Income Taxes.”  The adoption of the Issue did not have a material effect on the Company’s condensed consolidated financial position or results of operations.

                In February 2006, the FASB issued SFAS No. 155 ‘‘Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140’’ (‘‘SFAS 155’’). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its results of condensed consolidated operations and financial position.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109,

“Accounting for Income Taxes” (SFAS No. 109). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and does not expect that the adoption of FIN 48 will have a significant impact on the Company’s condensed consolidated financial position and results of operations.

5.            Inventories.

The Company’s inventory as carried in its financial statements is all finished goods inventory.  The Company orders, purchases and receives finished, completed, boxed and ready for sale video phone products directly from its supplier.  The Company makes no subsequent changes to the products.  The Company does not maintain work in process inventory, component raw materials or supplies, except for very minimal quantities for repair work.  The Company does not include tooling, deferred start-up or general and administrative costs in its inventory costs.  The Company also does not maintain specific inventory for any specific long-term contracts or programs.  The Company tracks and removes inventory only under the “first-in, first-out method” and prices it based upon the Company’s actual cost unless adjustments are required for obsolescence or for market valuations.  During the three months ended June 30, 2006, the Company reduced inventory by $490 for such adjustments.

Inventories as of June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005
Raw material	$0	$0
Finished goods	1,958	2,878
Total Inventory	$1,958	$2,878

6.             Stock Based Compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” using the modified-prospective-transition method. As a result, the Company’s net loss before taxes for the three and six months ended June 30, 2006 is approximately $225($0.01 per share), and $416($0.01 per share), respectively, greater than if it had continued to account for share-based compensation under APB Opinion No. 25 “Accounting for Stock Issued to Employees.”

Prior to January 1, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of  APB No. 25, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to January 1, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized for certain options granted to non employees of the Company based upon fair value.

As was permitted under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amended SFAS No. 123, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and net (loss) income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net (loss) income, as reported	$(366)	$2,228

Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of income tax	(206)	(400)
Pro forma net (loss) income	$(572)	$1,828

Net (loss) income per share:

Net (loss) Income - as reported:
Basic	$(0.01)	$0.07

Fully Diluted	$(0.01)	$0.06

Net (loss) income — pro forma:
Basic	$(0.02)	$0.06

Fully Diluted	$(0.02)	$0.05

A summary of the Company’s stock plan is presented below:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2005	4,481,015	$1.94

Granted	133,795	$1.86
Exercised	(29,795)	$1.34
Cancelled/forfeited	(14,867)	$3.75
Outstanding, June 30, 2006	4,570,148	$1.93	$2,294
Exercisable, June 30, 2006	2,687,354		$1,323

The following table summarizes information about stock options outstanding at June 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.24 - $0.39	306,525	6.68	$0.37	227,398	$0.37
$0.40 - $0.59	1,288,142	7.25	0.53	713,892	0.54
$0.60 - $0.89	10,000	7.29	0.62	5,000	0.62
$0.90 - $1.34	779,250	7.48	1.06	394,375	1.06
$.1.35 - $2.01	465,461	6.05	1.74	375,336	1.72
$2.02 - $3.02	1,099,623	6.70	2.56	696,706	2.59
$3.03 - $4.53	433,512	7.94	4.23	126,312	4.35
$4.54 - $6.80	112,533	6.47	5.90	73,233	6.17
$6.81 - $10.20	40,000	4.63	8.25	40,000	8.25
$10.21 - $15.30	0	0	0	0	0
$15.31 - $22.95	31,046	3.61	20.44	31,046	20.44
$22.96 - $34.43	4,056	4.01	28.60	4,056	28.60
	4,570,148	6.99	$1.93	2,687,354	$2.02

7.             Accounting for Preferred Shares and Derivative Shares.

In June 2004, WorldGate completed a private placement of preferred stock. The preferred stock has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company’s option. The preferred stock has a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months, and may be redeemed at maturity in cash or, at the Company’s option, subject to certain conditions that may not be solely under the control of the Company, through the issuance of the number of shares of common stock determined by dividing the liquidation preference of the preferred shares by the then average market price over the ten consecutive trading days prior to the date of conversion.  If the effectiveness of the registration statement lapses, the Company ceases to be listed on certain specified exchanges and trading in the Company’s stock is suspended or a change in control occurs with respect to the Company, the Company may be required to settle redemption of the preferred stock with cash instead of its common shares.  Furthermore, since the market price of the Company’s common stock cannot be predicted, the actual number of shares of the Company’s common stock that will be required if a redemption is made through the issuance of common stock also cannot be predicted. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.0% per month for unredeemed preferred shares once registration of the shares lapse and until the registration again becomes effective.

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

Also, as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale.  Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted.  As of June 30, 2006, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised.  All of the additional investment rights had been exercised as of June 30, 2006.

Of the 7,550 preferred shares issued under this private placement, 7,384 shares have been redeemed as of June 30, 2006.

With respect to the Company’s accounting for the preferred stock, Emerging Issues Task Force (“EITF”) Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the preferred stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential failure in the Company’s ability to maintain an effective registration statement. Furthermore, the actual number of shares of common stock required to satisfy redemption is based upon the market value of the common stock at the time of the redemption, which cannot be predicted. Accordingly, the Company has classified the preferred stock as temporary equity and the value ascribed to the redeemable preferred stock upon initial issuance, i.e. at June 24, 2004, was the amount received in the transaction minus the fair value ascribed to the conversion options and warrants. The initial value of the redeemable preferred stock is accreted up to the redemption value (the amount received in the transaction) over the future relevant periods using the interest method. The value of the redeemable preferred stock at June 30, 2006 was $148.

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

The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. Both the warrants and conversion options are valued using the Black-Scholes valuation model. Actual period close common stock prices, applicable volatility rates, and the period close risk-free interest rate for the instrument’s expected remaining life (continuously compounded), are the key assumptions used in the valuation calculation.  The result was a $520 and $339, respectively, non cash charge for the three and six months ended June 30, 2006, and a non cash gain of $2,466 and $7,642, respectively, for the three and six months ended June 30, 2005

8.             Warranty Reserve.

The Company provides a warranty covering defects arising from the sales of its video phone product. This warranty is limited to a specific time period. As of June 30, 2006, the Company has a reserve of $89 that is based on a percentage of product sales.  As of June 30, 2006, the Company has not incurred any material warranty costs related to our product. Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. While we believe our estimate at June 30, 2006 is reasonable and adequate, it is subject to change based on our future sales and experience, which may require an increase or decrease in our reserve.

During the three and six months ended June 30, 2006, the Company reduced its warranty reserve of $336 at December 31, 2005 by $1 and $232, respectively.  This adjustment, recorded as an increase to the gain recorded from the termination on February 17, 2006 of the Company’s agreement with General Instrument, is a result of the elimination of the warranty exposure for products previously sold and then repurchased from General Instrument under this termination.

9.             Commitments and Contingencies.

Leases

The Company’s current lease was signed on September 1, 2005 and covers 42,500 square feet at an annual rate of $11.40 per square foot with a 3% increase annually, cancelable by either party with eight months notice, with a termination by tenant also including six months termination fee.  Total rent expense for the three months ended June 30, 2006 and 2005 amounted to approximately $159 and $62, respectively.  Total rent expense for the six months ended June 30, 2006 and 2005 amounted to approximately $318 and $153, respectively.

In November 2003, the Company entered into a 60 month lease for office equipment. As of June 30, 2006, there remains a total of $14 to be paid over the remaining period of this lease.  In October 2005, the Company entered into a 36 month lease for office equipment. As of June 30, 2006 there remains a total of $17 to be paid over the remaining period of this lease.

The future minimum commitments under non-cancelable leases for the balance of each of the fiscal years ending December 31 are as follows:

(Dollars in Thousands)
2006 (July 1, 2006 through December 31, 2006)	$254
2007	517
2008	530
2009	535
2010	363
Total	$2,199

Significant Agreements and Transactions

Net revenues from continuing operations recognized from General Instrument, an investor, were approximately $0 and $1,399, respectively, for the three months ended June 30, 2006 and 2005 respectively.  Net revenues from continuing operations recognized from General Instrument, an investor, were approximately $0 and $1,577, respectively, for the six months ended June 30, 2006 and 2005 respectively. This investor accounted for approximately 100% of the revenues for the three and six months ended June 30, 2005.  This investor previously provided a cash advance against product shipments. The balance of this advance received from this investor was $0 at each of June 30, 2006 and 2005, respectively. Accounts receivable from this investor was $0 and $123 as of June 30, 2006 and December 31, 2005, respectively. In April and September 2004, we issued warrants to this investor to purchase shares of our common stock, with the April warrants having an exercise price of $1.4375 per share and the September warrants having an exercise price of $1.75 per share. Included in General and Administrative expenses in September 2004 were $606 of expenses relating to the valuation of these warrants. This valuation was determined by using the Black-Scholes fair value option model. The following assumptions were used: expected volatility of 65%; average risk-free interest rate of 3.43%; dividend yield of 0%; and an expected life of 5.0 years.

On April 28, 2004, the Company entered into a six-year distribution agreement with General Instrument for the marketing and distribution of the Ojo video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products. After a period of eighteen months following the commercial availability of the Ojo video phone, this mutual exclusivity would terminate unless General Instrument elected to continue the mutual exclusivity after having achieved certain minimum sales targets for the Ojo video phone. General Instrument could have, however, at its option, elected to terminate this mutual exclusivity at any time. In the event mutual exclusivity terminates or is terminated, then for a twelve month period thereafter, WorldGate was to continue to be General Instrument’s exclusive supplier of broadband video phones, but would be free to sell video phone products to customers other than certain defined General Instrument accounts. During this twelve month period, General Instrument had a right of first refusal to accept and fill any orders for video phone products that WorldGate obtained from non-General Instrument accounts, and was obligated to use good faith efforts to solicit and accept product orders from General Instrument accounts in a commercially reasonable manner. During any period of exclusivity under this agreement the Company was reliant upon General Instrument and its distribution partners, including, for example, wholesalers, retailers and service providers, to provide the worldwide sales and distribution of the Ojo video phone. Although the agreement required General Instrument to provide for certain marketing and promotional activities for the Ojo video phone, there were no required sales quotas for the agreement to remain in effect, and General Instrument controlled the volume of products being distributed by our Company. Neither party was permitted to terminate the agreement except in cases of uncured breaches of the agreement or as a result of insolvency events suffered by the other party. If General Instrument and its partners were not successful, or if their activities did not lead to significant sales of our product, our operating results could have been adversely affected, our revenue could be significantly reduced and the Company could lose potential customers.  In connection with the Development and Distribution Agreement with General Instrument, the Company issued warrants to General Instrument to purchase 600,000 shares of our common stock, 300,000 at an exercise price of $1.4375 per share with the execution of the agreement in April 2004, and 300,000 at an exercise price of $1.75 upon the delivery to General Instrument of acceptable prototypes for the product. Additionally, the Company agreed to issue warrants to purchase up to an additional 1,650,000 shares of our common stock, upon the achievement of certain sales milestones, at an exercise price based upon the average closing sales price of our common stock during the 20 day period preceding the issuance of each warrant.

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

Based upon our actual experience to date, the Company does not believe it is necessary to establish a reserve for retailer returns to General Instrument.  In the Company’s discussions with the retailers eligible for such returns, the retailers have indicated their intention to continue to sell the Company’s video phone products and, to date the Company has not received any returned products.

As part of ending the development and distribution agreement, General Instrument has agreed to certain restrictions on its development of a stand-alone video phone product which has as a primary function the making or receipt of video phone calls over a broadband network.  Such restrictions will end in January 2007.

The Company has a current two year agreement with Mototech , an investor, to provide the Company with engineering and development support. As a result of this agreement, the Company has expensed approximately $181 and $92, respectively for the three months ended June 30, 2006 and 2005. For the six months ended June 30, 2006 and 2005, the Company expensed approximately $200 and $158, respectively. Accounts payable to this investor amounted to $1,181and $1,173 at June 30, 2006 and December 31, 2005, respectively. This agreement provided for contracted services, including hardware and software development, and the creation and development of tools to facilitate the Company’s engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company.  Net revenues from operations recognized from Mototech were approximately $2 and $0 for the three months ended June 30, 2006 and 2005, respectively.  Net revenues from operations recognized from Mototech were approximately $395 and $0 for the six months ended June 30, 2006 and 2005, respectively.  This investor accounted for approximately 1% and 0% of the revenues for the three months ended June 30, 2006 and 2005, respectively, and 57% and 0% of the revenues for the six months ended June 30, 2006 and 2005, respectively.  Accounts receivable from this investor were $7 and $0, respectively, as of June 30, 2006 and December 31, 2005.

In June 2004, WorldGate completed a private placement of 7,550 shares of preferred stock at a stated value of $1,000 per share. The preferred stock has attached warrants and conversion options. Specifically, the holders of the preferred stock may convert their shares into our common stock at a conversion price of $2.35 per share. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.0% per month for unredeemed preferred shares once registration of the shares lapse and until the registration again becomes effective. A registration statement for these securities was originally filed containing fiscal 2003 financial statements, and an amendment to this registration statement which included fiscal 2005 financial statements was not registered until June 1, 2006.  Until such time as the shares become registered the Company was subject to the penalty provision under this private placement.

In August 2005, the Company completed a private placement for $17,500 of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,671,947 shares of its common stock: 1,633,333 shares to the investors at an exercise price of $5.00 per share, and 38,614 shares to the placement agent at an exercise price of $4.53 per share.  The investors also received an additional investment right, for a limited period of time, to purchase 1,554,000 additional shares of common stock at $4.12 per share.  The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120 days from the effective date of the agreement that the shares in the transaction fail to be registered. The Registration Statement covering the shares under this private placement was not declared effective until June 1, 2006.  Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. For the three months ended June 30, 2006 and 2005 the Company recorded and expensed related penalties of $599 and $0, respectively.  For the six months ended June 30, 2006 and 2005 the Company recorded and expensed related penalties of $1,387 and $0, respectively. The related unpaid penalties accrued as of June 30, 2006 and December 31, 2005 was $630 and $525, respectively.  On July 25, 2006, the Company amended the terms of the additional investment right that was granted to an investor as part of the August 2005 private placement, with respect to a portion of shares of common stock purchasable thereunder and agreed to apply $158 of accrued penalties towards the exercise price of such amended additional investment right, for the purchase of 129,950 shares of common stock. The penalties had accrued with respect to the Company’s inability to register the shares acquired by such investor in the private placement within 120 days of the transaction.  In consideration for this amendment and application of the exercise proceeds the investor agreed to forego any cash payment of the penalties other than as available through the proceeds of the exercise of the amended investment right and to grant to the Company a release of all claims relating to the late registration of the private placement shares, other then the aforesaid penalties.  The amended additional investment right provides that the investor thereof may purchase the 129,950 shares of common stock for a period of 760 days beginning June 1, 2006 for an exercise price of $1.515 per share.  The terms of the additional investment rights with respect to the remaining 1,424,050 shares of common stock purchasable thereunder remain unchanged.  On July 26, 2006 this investor exercised the additional investment right for 129,950 shares.

10.           Net Loss per Share.

Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net income (loss) per common share excludes potential common shares if the effect is antidilutive.  Potential common shares comprise shares of common stock issuable upon the exercise of stock options and warrants.  The number of potential common shares which would have been assumed to be converted in the three and six months  ended June 30, 2006 and have a dilutive effect if the Company had income from continuing operations, or if the options’ exercise price was less than the average market price of the common shares, is 10,937,951 and 10,937,951, respectively, and for the three and six months ended June 30, 2005, the number of shares are 6,021,103 and 1,936,170, respectively.

11.           Stock Options and Warrants.

In October 2004, the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). This plan is intended to replace the 1996 Plan for new grants. No additional shares were reserved for the new plan but rather all available shares under the 1996 Plan were made available for the new plan. As with the 1996 Plan, the 2003 Plan includes the same automatic annual increase in the number of shares reserved for use with the plan equal to the greater of 4% of the then outstanding shares of the Company’s common stock or 1,000,000 shares. In addition to ISOs and NQSOs, the new plan also provides for performance based awards and restricted stock.  At June 30, 2006, there were 8,085,730 shares reserved under these plans, and 4,599,943 options outstanding.  During the three and six months ended June 30, 2006, there were 75,795 and 133,795, respectively, options granted to employees and a consultant.  During the three and six months ended June 30, 2006, there were 29,795 options exercised.

At June 30, 2006 there were a total of 6,297,165 warrants outstanding (for more details, refer to Note 3).

12.           Revenue Recognition.

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

As an incentive to promote delivery of the units, a special product launch discount was provided by the Company to a distributor as a quantity restricted reduction to the unit contract based price in effect. For the year ended December 31, 2005, this discount was $398.  In addition, the Company offered a forward pricing program to its former distributor and a rebate program to consumers, as further incentives for the 2005 holiday season. These incentive programs began in the fourth quarter of 2005 and terminated during the first quarter of 2006. Consistent with the EITF Issue 01-9, the Company has offset its revenues for the year ended December 31, 2005 by $212 for a reserve for the total estimated liability for the forward pricing program, and $91 as an estimated liability associated with the rebate program.  The total of the product launch discount, refunds and rebates for the year ended December 31, 2005 was $701.  There were no product launch discounts, refunds or rebates for the years ended December 31, 2003 and 2004 and for the three and six months ended June 30, 2005.   The forward pricing program was terminated with the termination on February 17, 2006 of the distribution agreement with General Instruments, and this liability was reversed and recorded as a $212 increase to the gain realized from termination of this agreement.  On March 13, 2006, the Company announced that it was going to offer a new consumer rebate program effective April 1, 2006 and terminating June 30, 2006.  At June 30, 2006, there was an estimated liability of $83 associated with this rebate program.  Also, on March 13, 2006 the Company announced a price protection program for certain retailers holding Ojo video phone inventory as of April 1, 2006.  At June 30, 2006, there was an estimated liability of $18 associated with this price protection program.  These rebate and price protection programs were recorded as offsets against revenues in the three and six months ended June 30, 2006.

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

13.           Risks and uncertainties.

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

14.           Subsequent Event.

On August 11, 2006 the Company completed a private placement with an institutional investor of a convertible debenture in the aggregate principal amount of up to $11,000.  This debenture has a maturity of three years, an interest rate of 6% per annum, and is convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted average closing price (“VWAP”) of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions).  Interest is payable at maturity, and we may elect to pay the interest amount in cash or shares of our common stock.

The Company received $6,000 upon the closing of the deal ($5,600, net of deal costs).  An additional $3,000 will be funded upon stockholder approval of the transaction and $2,000 upon an effective registration of the shares of common stock issuable in the transaction.

The Company has the right to redeem all or any portion the principal amount of the debenture in cash at any time upon not less than four business days notice if the closing price of our stock is less than $1.75 per share.  Such early redemption will, however, require us to pay a 10% prepayment premium.   In addition, without any prepayment premium, we have the right to force the holders to convert a maximum of $500 of the principal amount of the debenture in any thirty day period if for five consecutive trading days the VWAP of our common stock is above $1.925 per share but less then $3.50 per share and providing the daily trading volume exceeds 200,000 shares for these five days, and certain other conditions are met.  If the VWAP of our common stock is greater than $3.50 per share for 30 consecutive trading days, the daily trading volume exceeds 250,000 shares for five days prior, and if certain other conditions are met, we can also force the holder to convert all or any portion of the outstanding principal and interest into shares of our common stock without any prepayment premium.

There are some restrictions on the holder’s right to convert the debenture.  The holder cannot make any conversions below $1.75 per share (i) until the earlier of the date registered common stock can be issued pursuant to such conversion or January 1, 2007, (ii) which would exceed $500 in principal amount in any calendar month, or (iii) which would result in the issuance of more than 840,000 shares of our common stock per calendar month (provided that this maximum share limit will be waived by the Company unless it elects to pay the holder in cash the difference in value between 840,000 shares and the number of shares the holders wishes to convert, up to the $500 per month conversion limit).  If we are in default under the debenture these limitations are waived. The holder is also not restricted in making conversions at $1.75.  In no case, however may the holder convert the debentures if (x) it would result in beneficial ownership of more than 9.99% of our outstanding common stock (though this provision can be waived by the holder upon 65 days prior notice), or (y) such conversion would, without stockholder approval, cause the Company to issue more than 19.99% of its outstanding shares as determined immediately prior to consummation of the transaction.  Under certain circumstances, the debenture holders are entitled to have the conversion price adjusted to correspond to common stock holders’ rights to any stock dividend, stock split, stock combination or reclassification of shares. The $1.75 conversion price is also subject to a weighted average dilution adjustment if we issue shares (apart from certain excluded issuances) of our capital stock at an effective price of less than $1.75 per share.  We also granted the debentures holders a security interest in all of our assets.  Moreover, the Company is required to register the shares of common stock issuable to the investor for resale to the public pursuant to a registration rights agreement, containing customary terms, conditions and indemnities.  The private placement includes numerous provisions intended to protect the institutional investors including a cash payment penalty of 1.0% per month for the period above 120 days from the effective date of the agreement that the shares in the transaction fail to be registered with the aggregate penalty capped at 12%.

In addition, the aggregate number of shares to be issued upon conversion, exercise of the warrants, payment for commitment shares, and payment of liquidating damages pursuant to the registration rights agreement has been limited to 61,111,111 shares of common stock.

As part of this private placement the Company will issue  five-year warrants to purchase a total of up to 2,595,000 shares of WorldGate common stock, with 1,145,000 of the warrants having an exercise price of $1.85 per share (with 624,545 of these warrants issued at closing and 520,455 warrants issued upon stockholder approval of the transaction), 1,100,000 of the shares having an exercise price of $2.35 per share (with 600,000 of these warrants issued at closing and 500,000 warrants issued upon stockholder approval of the transaction), and 350,000 warrants having an exercise price of $2.60 per share (with 190,909 of these warrants issued at closing and 159,091 warrants issued upon stockholder approval of the transaction).

The Company is currently evaluating the accounting for this transaction.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

We may from time to time make written or oral forward-looking statements, including those contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The words “estimate,” “project,” “believe,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  In order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors that could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on our behalf.  The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) industry competition factors and other uncertainty that a market for our products will develop, (3) challenges associated with distribution channels, including both the retail distribution channel and HSD operators (e.g., uncertainty that they will offer our products, inability to predict the manner in which they will market and price our products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our products), (4) continued losses, (5) difficulty or inability to raise additional financing on terms acceptable to us, (6) departure of one or more key persons, (7) delisting of our common stock from the NASDAQ Capital Market, (8) changes in regulatory requirements, and (9) other risks identified in our filings with the Securities and Exchange Commission.  We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive.  We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

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

As part of ending our agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources.  For more details, refer to Note 12 to our condensed consolidated financial statements for the three and six months ended June 30, 2006.

The Company does not believe it is necessary to establish a reserve for retailer returns to General Instrument.  In the Company’s discussions with the retailers eligible for such returns, the retailers have indicated their intention to continue to sell the Company’s video phone products and to date the Company has not received any returned products.

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

Three and Six Months Ended June 30, 2006 and June 30, 2005.

Revenues.

Revenues for the three and six months ended June 30, 2006 were $186 and $696, respectively, primarily reflecting the initial product revenues from the Company’s direct distribution of the Ojo product subsequent to the termination of its exclusive distribution agreement with its former distributor on February 17, 2006. These revenues represent deliveries of video phones and related service fees. Revenues during the three and six months ended June 30, 2005 were $1,399 and $1,577, respectively, and reflect product inventory build up by the Company’s former distributor.  The reduction in revenue during 2006 with respect to comparable periods in 2005, primarily reflect the delay in our sales activities as a result of transitioning the reseller network of our former distributor and adding incremental direct distribution.  During the quarter ended June 30, 2006 we shipped several thousand units to a customer with a right of return should the units not be sold through to their customer.  In addition, we sold a thousand units to a customer under an arrangement whereby we agreed to warehouse the units for them until such time as when they can accept delivery of these units.  Revenue for these units have been deferred as of June 30, 2006 in accordance with FAS 48 “Revenue Recognition when a Right of Return Exists” and SAB Topic 13 “when a Bill and Hold Condition Exist”. However, we do expect to begin recording these shipments as revenue in the third quarter of 2006.

On March 13, 2006, as an incentive to promote delivery of the units, the Company announced a special price protection program to certain retailers and a rebate program to consumers. These incentive programs began on April 1, 2006 and terminated at the end of the second quarter of 2006. Consistent with the EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer, we offset our June 30, 2006 revenues by $24 and $35 respectively, for the price protection program and $44 and $24, respectively, for the consumer rebate program for the three and six months ended June 30, 2006.  For more details, refer to Note 12 to our condensed consolidated financial statements for the three and six months ended June 30, 2006.

Costs and Expenses.

Cost of Revenues. The cost of revenues consisted of product and delivery costs relating to the initial deliveries of video phones was $739 and $1,181, respectively, for the three and six months ended June 30, 2006. Costs of revenues during the three and six months ended June 30, 2005 were $1,266 and $1,390, respectively.  Included in these costs for the three and six months ended June 30, 2006 were inventory adjustments for obsolescence and lower market valuations of $466 that reduced inventory and increased cost of revenues, freight charges, product rework expenses, reserves for consumer rebates and other costs related to the product that collectively totaled $91 and $51, respectively, for the three and six months ended June 30, 2006.

Engineering and Development.  Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of the Company’s video phone product.  Engineering and development costs were $1,540 for the three months ended June 30, 2006, compared with $1,243 for the three months ended June 30, 2005.  For the six months ended June 30, 2006 and 2005, such costs were $2,994 and $2,462, respectively.  These increases of $297, or 24%, for the three months ended June 30, 2006, and $532, or 22%, for the six months ended June 30, 2006, reflects the Company’s increased concentration of its engineering staff, and related costs, for the further and continuing development of its video phone product.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation (which includes compensation to manufacturers representatives and distributors), attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs (which includes expenditures for co-op advertising and new market development) related to the continued introduction of the Company’s video phone product.  Sales and marketing costs were $548 for the three months ended June 30, 2006, compared with $640 for the three months ended June 30, 2005.  Sales and marketing costs were $1,201 for the six months ended June 30, 2006, compared with $1,018 for the six months ended June 30, 2005. This decrease of $92, or 14%, for the three months ended June 30, 2006 is primarily the result of lower trade show expenditures.  The increase of $183, or 18%, for the six months ended June 30, 2006, reflects the increased staff, advertising and related marketing and promotional expenditures associated with the Company’s video phone product.

General and Administrative.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees.  General and administrative expenses were $1,846 for the three months ended June 30, 2006, compared with $1,017 for the three months ended June 30, 2005. These same expenses were $4,369 for the six months ended June 30, 2006, compared with $1,951 for the six months ended June 30, 2005. These increases of $829, or 82%, for the three months ended June 30, 2006, and $2,418, or 124%, for the six months ended June 30, 2006, were primarily attributable to certain expenses incurred during the three and six months ended June 30, 2006 that were not incurred during the three and six months ended June 30, 2005. These expenses included non cash charges of $225 and $416, respectively, for the three and six months ended June 30, 2006 from the Company’s adoption of the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified-prospective-transition method.  Prior to January 1, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion “APB No. 25, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). The Company did not recognize stock-based employee compensation cost in its statement of operations for periods prior to January 1, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant (for more details, refer to Note 6 to our condensed consolidated financial statements for the three and six months ended June 30, 2006.) In addition, this increase reflects $345 and $1,150, respectively, for the three and six months ended June 30, 2006 of accrued penalties related to private placements in June 2004 and August 2005 (for more details, refer to Note 3 to our condensed consolidated financial statements for the three months ended June 30, 2006).  Furthermore, the increase for the three and six months ended June 30, 2006, includes legal, accounting and auditing fees of $130 and $529, respectively, in excess of fees incurred in the same periods of 2005.  These increased fees are associated with its Sarbanes-Oxley internal control compliance implementation for 2005 and restatements of prior filings with the Securities and Exchange Commission.   In addition, rent expense increased by $97 and $165, respectively, for the three and six months ended June 30, 2006 over the same periods in 2005.

Interest and Other Income and Interest Expense.  Interest and other income and interest expense consist of interest earned on cash and cash equivalents. Interest and other income decreased from $109 for the three months ended June 30, 2005 to $100 for the three months ended June 30, 2006 as a result of additional interest earned on higher interest rates in second quarter of 2006 compared to the same period in 2005, offset by an insurance refund of $36 received in June 2005.  Interest earned increased from $175 for the six months ended June 30, 2005 to $233 for the six months ended June 30, 2006, primarily due to higher average level of invested funds and interest rates during the six months of 2006 compared to the same period in 2005.  During the three and six months ended June 30, 2006, the Company earned interest on average cash balances of approximately $8,844 and $11,186, respectively. In comparison, during the three and six months ended June 30, 2005 the Company earned interest on average cash balances of approximately $8,844 and $9,936, respectively.

Income Taxes.  The Company has incurred net operating losses since inception and accordingly had no income taxes and has not recorded any income tax benefit for those losses, since realization of such benefit is currently uncertain.

Non Cash Change in Fair Value of Warrants and Conversion Options. For the three months ended June 30, 2006 the non cash change in fair value of warrants and conversion option was a loss of $520.  For the three months ended June 30, 2005 the non cash change in fair value of warrants and conversion option was income of $2,466. For the six months ended June 30, 2006 the non cash change in fair value of warrants and conversion option was a loss of $339.  For the six months ended June 30, 2005 the non cash change in fair value of warrants and conversion option was income of $7,642. These marked to market adjustments are primarily a result of changes in our common stock price at each reporting period related to our June 24, 2004 private placement of our Series A Convertible Preferred Stock and Warrants.

Liquidity and Capital Resources.

          As of June 30, 2006, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, are of high quality investment grade and have original maturities of less than three months.

          At June 30, 2006, we had cash and cash equivalents of $7,232 as compared to cash and equivalents of $16,277 at December 31, 2005. Net cash used in operating activities was $3,210 and $8,808, respectively, for the three and six months ended June 30, 2006, as compared to $2,714 and $5,922, respectively used for the same periods in 2005. The increase in net cash used in operating activities was primarily attributable to our increase in expenditures during the three and six months ended June 30, 2006 compared to the same periods in 2005, related primarily to an increase in staffing of approximately $342 and $894, respectively, increased expenditures of approximately $487 and $1,019, respectively, paid to certain investors in penalties, a $480 expenditure during the first quarter of 2006 for repurchased products previously sold to General Instrument totaling $1,064, which included the offset of $584 of accounts receivables due the Company, and increased expenditures during the three and six months ended June 30, 2006 for facility costs of approximately $97 and $165, respectively, over such expenditures in the same period in 2005.  No bad debt expense was recorded for the three and six months ended June 30, 2006 and 2005.

           Cash used for investing activities were primarily a result of investments in equipment for product development and manufacture as well as for general administrative purposes.   For the three month periods ending June 30, 2006 and 2005, such investments were $59 and $242, respectively.  For the six month periods ending June 30, 2006 and 2005, such investments were $250 and $322, respectively.

Cash provided by financing activities primarily through various private placements of our Company’s securities, through the exercise of warrants and through the exercise of non-executive employees’ and prior employees’ stock options during the three months ended June 30, 2006, totaled $7 compared to $547 provided during the same period in 2005.   For the six months ended June 30, 2006, cash provided by financing activities totaled $13 compared to $1,924 provided during the same period in 2005.

Operations and Liquidity.

             To date, we have funded operations primarily through multiple private sales of equity securities and through an initial public offering of common stock in April 1999. As of June 30, 2006 we have no outstanding debt and our assets are not pledged as collateral. However, the financing secured on August 11, 2006 (see Note 14 to our condensed consolidated financial statements for the three and six months ended June 30, 2006), will add long term debt to the balance sheet. We continue to evaluate the possibilities to obtain further additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our stockholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.

                The report of the independent registered public accounting firm for the year ended December 31, 2005 includes an explanatory paragraph stating that our Company had suffered recurring losses from operations and had an accumulated deficit of $229,092, and that these issues raised substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $166 is required to be redeemed in June 2007, although this redemption can be made in common stock if certain conditions are met.   In addition, the August 2005 private placement includes cash payment penalties of 1.5% per month for the period that the shares in the transaction fail to be registered. . The Registration Statement covering the shares under this private placement was not declared effective until June 1, 2006.  Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. For the three months ended June 30, 2006 and 2005 the Company recorded and expensed related penalties of $599 and $0, respectively.  For the six months ended June 30, 2006 and 2005 the Company recorded and expensed related penalties of $1,387 and $0, respectively. The related unpaid penalties accrued as of June 30, 2006 and December 31, 2005 was $630 and $525, respectively.  On July 25, 2006, the Company amended the terms of the additional investment right that was granted to an investor as part of the August 2005 private placement, with respect to a portion of shares of common stock purchasable thereunder and agreed to apply $158 of accrued penalties towards the exercise price of such amended additional investment right, for the purchase of 129,950 shares of common stock. The penalties had accrued with respect to the Company’s inability to register the shares acquired by such investor in the private placement within 120 days of the transaction.  In consideration for this amendment and application of the exercise proceeds the investor agreed to forego any cash payment of the penalties other than as available through the proceeds of the exercise of the amended investment right and to grant to the Company a release of all claims relating to the late registration of the private placement shares, other then the aforesaid penalties.  The amended additional investment right provides that the investor thereof may purchase the 129,950 shares of common stock for a period of 760 days beginning June 1, 2006 for an exercise price of $1.515 per share.  The terms of the additional investment rights with respect to the remaining 1,424,050 shares of common stock purchasable thereunder remain unchanged.  On July 26, 2006 this investor exercised the additional investment right for 129,950 shares.  The ending of the General Instrument agreement on February 17, 2006 places additional cash burdens on the Company and this could impact our cash requirements and usage.  As part of ending its agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources.  For more details, refer to Note 12 to our condensed consolidated financial statements for the three and six months ended June 30, 2006.

We believe, based on our internal forecasts and assumptions including among others, assumptions regarding our short term cash requirements, our projected revenue growth, and our ability to obtain stockholder approval and an effective registration for our recent August 11, 2006 funding transaction (see Note 14 to our condensed consolidated financial statements for the three and six months ended June 30, 2006), that we would have sufficient cash on hand to meet our obligations into the second half of 2007.

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

We, however, remain hopeful that sufficient sales will materialize and/or that sufficient funding can be developed through ongoing operations or further additional financings to continue our operations beyond 2007.

Our long term cash requirement obligations are primarily comprised of the items noted above. We have no long term debt as of June 30, 2006.  However, the financing secured on August 11, 2006 (see Note 14 to our condensed consolidated financial statements for the three and six months ended June 30, 2006), will add long term debt to the balance sheet.  We have limited capacity to reduce our workforce and scale back on capital and operational expenditures to decrease our cash usage.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio.  We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

As of June 30, 2006, the Company’s cash and cash equivalents were $7,232, which were comprised of securities having a maturity of less than three months.  Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended June 30, 2006 would have decreased by approximately $69. This estimate assumes that the decrease occurred on the first day of 2006 and reduced the yield of each investment instrument by 100 basis points.  The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

Foreign Currency Exchange Risk.  Although we transact business in various foreign countries substantially all of our revenues and costs to date have been denominated in U.S. dollars.  Although our agreement with Mototech, Inc. (not an affiliate of General Instruments or Motorola), our contract manufacturer in Taiwan, is denominated in U.S. dollars, their material acquisition costs are subject to exchange rate changes that could impact our product costs.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006.  Our Chief Executive Officer and Chief Financial Officer determined that we have a material weakness (as defined under the standards established by the Public Company Accounting Oversight Board) that exists with respect to our control procedure for the accounting and reporting of complex financial transactions.

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

       As a result of the material weakness identified with respect to our control procedures for the accounting and reporting of complex transactions, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not designed and are not effective in ensuring that the information required to be disclosed by our Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Except as identified above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A  RISK FACTORS.

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

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws (1)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 18, 2004 (3)
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 23, 2004 (2)
4.1	Securities Purchase Agreement, dated as of August 11, 2006, by and among the Company and Cornell Capital Partners, LP*
4.2	Investor Registration Rights Agreement, dated August 11, 2006, by and among the Company and Cornell Capital Partners, LP*
4.3	Form of Secured Convertible Debenture issuable by the Company to Cornell Capital Partners, LP pursuant to the Securities Purchase Agreement, dated as of August 11, 2006*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(1) Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended March 31, 1999.

(2) Incorporated by reference to the exhibits to our Form 8-K Current Report filed on June 25, 2004 (Exhibit 3.1).

(3) Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended September 30, 2004 as filed on November 17, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Date:	August 14, 2006	/s/ Hal M. Krisbergh
Hal M. Krisbergh
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2006	/s/ Joel Boyarski
Joel Boyarski
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)