Form 10-Q
period 2006-09-30
WORLDGATE COMMUNICATIONS INC
filed 2006-11-09
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2006.

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

Yes ☐ No ☒

As of November 1, 2006, there were 40,443,190 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,147	$16,277
Trade accounts receivables	1,096	133
Other receivables	12	26
Inventory, net	1,907	2,878
Prepaid and other assets	329	209
Total current assets	11,491	19,523

Property and equipment	4,411	4,084
Less: accumulated depreciation and amortization	(3,056)	(2,508)
Property and equipment, net	1,355	1,576
Deposits and other assets	130	130
Total assets	$12,976	$21,229

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$639	$1,695
Accrued expenses	795	1,333
Accrued compensation and benefits	162	36
Convertible debenture payable (net of unamortized discount of $5,799)	1	0
Dividend payable on preferred stock	2	6
Detachable Warrants	2,616	1,038
Conversion option on preferred stock	23	57
Conversion option on convertible debt	4,206	0
Incentive sales claims liability	60	278
Warranty reserve	83	336
Deferred revenues	243	44
Returns reserve	8	2,310
Total current liabilities	8,838	7,133

Commitments
Redeemable preferred stock, $.01 par value, 7,550 shares authorized; 166 shares issued and outstanding at September 30, 2006, and 500 shares issued and outstanding at December 31, 2005	130	379
Stockholders’ equity:
Preferred Stock, $.01 par value, 13,492,450 shares authorized; 0 shares issued at September 30, 2006 and December 31, 2005	0	0
Common Stock, $.01 par value; 80,000,000 shares authorized; 40,218,345 shares issued and outstanding at September 30, 2006 and 39,511,519 shares issued and outstanding at December 31, 2005	402	395
Additional paid-in capital	244,124	242,414
Accumulated deficit	(240,518)	(229,092)
Total stockholders’ equity	4,008	13,717
Total liabilities and stockholders’ equity	$12,976	$21,229

The accompanying notes are an integral part of these condensed consolidated  financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in Thousands, Except per Share Amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Revenues	$962	$2,290	$1,658	$3,866
Cost of revenues	894	2,450	2,076	3,840
Gross margins	68	(160)	(418)	26
Engineering and development (excluding depreciation and amortization amounts of $97 and $81 for the three months ended September 30, 2006 and 2005, respectively, and $279 and $220 for the none months ended September 30, 2006 and 2005, respectively)	1,507	1,242	4,501	3,666
Sales and marketing (excluding depreciation and amortization amounts of $15 and $13 for the three months ended September 30, 2006 and 2005, respectively, and $43 and $31 for the nine months ended September 30, 2006 and 2005, respectively)	619	392	1,820	1,410
General and administrative (excluding depreciation and amortization amounts of $73 and $82 for the three months ended September 30, 2006 and 2005, respectively, and $226 and $267 for the nine months ended September 30, 2006 and 2005, respectively)	1,205	1,474	5,573	3,462
Depreciation and amortization	185	176	548	518
Total expenses from operations	3,516	3,284	12,442	9,056
Loss from operating activities	(3,448)	(3,444)	(12,860)	(9,030)
Interest and other income	90	292	323	466
Change in fair value of derivative warrants and conversion options	17	1,165	(322)	7,974
(Loss) gain on contract termination	(15)	0	1,777	0
Amortization of debt discount	(201)	0	(201)	0
Interest and other expense	(50)	(4)	(50)	(6)
Net loss	(3,607)	(1,991)	(11,333)	(596)
Accretion on preferred stock, dividends and deemed dividends	16	(656)	(92)	(3,326)
Net loss available to common stockholders	$(3,591)	$(2,647)	$(11,425)	$(3,922)
Net loss per common share:
Basic	$(0.09)	$(0.05)	$(0.29)	$(0.02)
Fully Diluted	$(0.09)	$(0.05)	$(0.29)	$(0.02)
Net loss available to common stockholders per common share:
Basic	$(0.09)	$(0.07)	$(0.29)	$(0.11)
Fully Diluted	$(0.09)	$(0.07)	$(0.29)	$(0.11)
Weighted average common shares outstanding:
Basic	39,982,137	37,246,811	39,735,851	34,145,802
Fully Diluted	39,982,137	37,246,811	39,735,851	34,145,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months ended September 30,
	2006	2005
		(As restated)
Cash flows from operating activities:
Net loss	$(11,333)	$(596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	548	518
Amortization of debt discount	201	0
Change in fair value of derivative warrants and conversion options	322	(7,974)
Gain on contract termination	(1,777)	0
Write down of inventory	490	0
Non-cash stock based compensation	627	2
Changes in operating assets and liabilities:
Trade accounts receivable	(963)	(1,186)
Other receivables	14	(13)
Inventory	(366)	(209)
Prepaid and other assets	(120)	(107)
Accounts payable	(1,056)	1,011
Accrued expenses	(329)	399
Accrued compensation and benefits	126	(241)
Warranty reserve	(20)	0
Deferred revenue	199	(14)
Net cash used in operating activities	(13,437)	(8,410)

Cash flows from investing activities:
Capital expenditures	(327)	(428)
Net cash used in investing activities	(327)	(428)

Cash flows from financing activities:
Payment of note payable	0	(37)
Proceeds from issuance of convertible debenture	5,615	0
Proceeds from issuance of common stock	19	16,634
Proceeds from the exercise of stock options	0	818
Proceeds from the exercise of stock rights and warrants	0	1,474
Net cash provided by financing activities	5,634	18,889
Net (decrease) increase in cash and cash equivalents	(8,130)	10,051
Cash and cash equivalents, beginning of period	16,277	11,840
Cash and cash equivalents, end of period	$8,147	$21,891

Cash paid for interest	$0	$7
Non-cash financing activities:
Conversion of preferred stock to common stock	$333	$5,775
Conversion of convertible debenture to common stock	200	0
Conversion of derivative liability	150	0
Accretion on preferred stock	16	462
Dividends payable on preferred stock	2	13
Deemed dividend on conversion of preferred stock	68	0
Common stock issued for accrued dividends	6	197
Issuance of note payable to finance D&O insurance	0	230

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar Amounts are in Thousands, Except per Share Amounts)

(Unaudited)

1.                                       Basis of Presentation.

The unaudited condensed consolidated financial statements of WorldGate Communications, Inc. (“WorldGate” or the “Company”) for the three and nine months ended September 30, 2006 and September 30, 2005 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and the notes thereto included in the Company’s Annual Report on Form 10-K.

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

In the current quarter we have reclassified certain components of our stockholders’ equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”  This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation.  This reclassification has no effect on net income or stockholders’ equity as previously reported.  The Company will record an increase to additional paid-in capital as the share-based payments vest.

3.                                       Liquidity and Going Concern Considerations.

As of September 30, 2006 the Company had cash and cash equivalents of $8,147.  The operating cash used in continuing operations for the three and nine months ended September 30, 2006 was $4,629 and $13,437, respectively.

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

In June 2004 we completed a private placement of 7,550 shares of Series A Convertible preferred stock to certain institutional investors.  The shares were sold for $1,000 per share, resulting in gross proceeds from the offering of $7,550. The preferred stock issued pursuant to this placement is convertible into WorldGate common stock at a conversion price of $2.35 per share. WorldGate has the right to require conversion of the preferred stock into common stock upon achieving certain price targets with respect to its common stock and the satisfaction of certain other conditions. Of the 7,550 convertible preferred issued, 500 shares remained outstanding as of December 31, 2005 and 166 shares remain outstanding as of September 30, 2006.  Between November 2004 and September 2006 all but one of the investors has fully converted their preferred shares resulting in the issuance of 3,142,128 of our common shares. The preferred stock has a dividend rate of 5% per annum, payable quarterly, which may be paid either by cash or through the issuance of common stock at WorldGate’s option (with stock payments being made at a 10% discount to the then current market price). Through September 30, 2006, for all quarterly dividend payments due, WorldGate exercised its right to make these dividend payments in stock, resulting in the issuance of an additional 140,939 shares of our common stock. The preferred stock has a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months. The preferred stock may be redeemed at maturity in cash or through the issuance of an indeterminate number of shares of common stock, at WorldGate’s option (subject to certain conditions). All dividend and maturity payments made in stock are subject to the satisfaction of certain conditions including the listing and availability of an effective registration statement. As part of the transaction, WorldGate issued five-year warrants to purchase a total of 1,606,380 shares of WorldGate common stock, with one-half of the warrants having an exercise price of $2.69 per share and the remaining half having an exercise price of $3.14 per share. Through September 30, 2006, 125,000 of the $2.69 warrants have been exercised resulting in the issuance of an additional 125,000 of our common shares and an additional $336 in gross proceeds; 51,915 of the $3.14 warrants have been exercised resulting in the issuance of an additional 51,915 of our common shares and an additional $163 in gross proceeds.  Based on anti-dilution provisions contained within this private placement the $2.69 warrants were modified effective August 11, 2006 to an exercise price of $2.59 and the number of outstanding warrants were increased by 25,975 as a result of a dilutive transaction on this date related to the issuance of convertible debentures and warrants.  These warrants were further modified effective October 13, 2006 to an exercise price of $2.52 and the number of outstanding warrants was further increased by 19,506 as a result of a dilutive transaction on this date also related to the issuance of convertible debentures and warrants.   Based on anti-dilution provisions contained within this private placement the $3.14 warrants were also modified effective August 11, 2006 to an exercise price of $3.01 and the number of outstanding warrants were increased by 31,629 as a result of a dilutive transaction on this date related to the issuance of convertible debentures and warrants.  These warrants were further modified effective October 13, 2006 to an exercise price of $2.92 and the number of outstanding warrants was further increased by 24,192 as a result of a dilutive transaction on this date also related to the issuance of convertible debentures and warrants.   The investors also received an additional investment right, for a limited period of time, to purchase 1,606,380 additional common shares at $3.14 a share. During December 2004, all but one of the investors exercised their additional investment rights resulting in the issuance of an additional 1,500,000 shares and an additional $4,710 in gross proceeds. During the first quarter of 2005, the remaining investor exercised its additional investment right resulting in the issuance of an additional 106,383 shares and an additional $334 in gross proceeds. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.0% per month for unredeemed preferred shares once registration of the shares lapse and until the registration again becomes effective.

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

In August 2005, the Company completed a private placement of $17,500 of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,671,947 shares of its common stock: 1,633,333 shares to the investors at an exercise price of $5.00 per share, and 38,614 shares to the placement agent at an exercise price of $4.53 per share. The investors also received an additional investment right, for a period of 60 days from the time the shares become registered, to purchase 1,554,000 additional shares of common stock at $4.12 per share. The accounting for these warrants and investment rights is established by analogy to Accounting Principle Board Opinion (“APB”) No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” which addresses detachable stock purchase warrants issued in conjunction with convertible debt and prescribes that such warrants be accounted for as additional paid in capital measured at fair value. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120 days from the effective date of the agreement that the shares in the transaction fail to be registered. The Registration Statement covering the shares under this private placement was not declared effective until June 1, 2006.  Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. For the three months ended September 30, 2006 and 2005 the Company recorded and expensed related penalties of $0 and $0, respectively.  For the nine months ended September 30, 2006 and 2005 the Company recorded and expensed related penalties of $1,387 and $0, respectively. The related unpaid penalties accrued as of September 30, 2006 and December 31, 2005 were $472 and $525, respectively.   On July 25, 2006, the Company amended the terms of the additional investment right that was granted to an investor as part of the August 2005 private placement, with respect to a portion of shares of common stock purchasable thereunder and agreed to apply $158 of accrued penalties towards the exercise price of such amended additional investment right, for the purchase of 129,950 shares of common stock. The penalties had accrued with respect to the Company’s inability to register the shares acquired by such investor in the private placement within 120 days of the transaction.  In consideration for this amendment and application of the exercise proceeds the investor agreed to forego any cash payment of the penalties other than as available through the proceeds of the exercise of the amended investment right and to grant to the Company a release of all claims relating to the late registration of the private placement shares, other than the aforesaid penalties.  The amended additional investment right provides that the investor thereof may purchase the 129,950 shares of common stock for a period of 760 days beginning June 1, 2006 for an exercise price of $1.515 per share.  The terms of the additional investment rights with respect to the remaining 1,424,050 shares of common stock purchasable thereunder remain unchanged.  On July 26, 2006 this investor exercised the additional investment right for 129,950 shares. On July 31, 2006 the amended additional investment right with respect to the remaining 1,424,050 shares of common stock expired.

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

On August 11, 2006 the Company completed a private placement with an institutional investor of a convertible debenture in the aggregate principal amount of up to $11,000.  This convertible debenture has a maturity of three years, an interest rate of 6% per annum, and is convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted average closing price (“VWAP”) of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions).  Interest is payable at maturity, and the Company may elect to pay the interest amount in cash or shares of our common stock. Through September 30, 2006 the investors converted $200 of the convertible debt into 142,814 shares of the Company’s common stock.. In October 2006, the investors converted an additional $250 of the convertible debt into199,042 shares of the Company’s common stock.  On November 7, 2006 the investors converted an additional $200 of the convertible debt into 184,553 shares of the Company’s common stock.

The Company received $6,000 upon the closing of the transaction ($5,615, net of transaction costs) and the remaining $5,000 ($4,700, net of transaction costs) was received on October 13, 2006 after receiving stockholder approval on October 11, 2006 and obtaining an effective registration of the shares of common stock issued and issuable upon conversion of the debenture in the first tranche of this transaction.

The Company has the right to redeem all or any portion of the principal amount of the convertible debentures in cash at any time upon not less than four business days notice if the closing price of our stock is less than $1.75 per share.  Such early redemption will, however, require us to pay a 10% prepayment premium.   In addition, without any prepayment premium, the Company has the right to force the holders to convert a maximum of $500 of the principal amount of the convertible debentures in any thirty day period if for five consecutive trading days the VWAP of our common stock is above $1.925 per share but less then $3.50 per share and providing the daily trading volume exceeds 200,000 shares for these five days, and certain other conditions are met.  If the VWAP of our common stock is greater than $3.50 per share for 30 consecutive trading days, the daily trading volume exceeds 250,000 shares for five days prior, and if certain other conditions are met, the Company can also force the holder to convert all or any portion of the outstanding principal and interest into shares of our common stock without any prepayment premium.

There are some restrictions on the holder’s right to convert the convertible debentures.  The holder cannot make any conversions below $1.75 per share (i) until the earlier of the date registered common stock can be issued pursuant to such conversion or January 1, 2007, (ii) which would exceed $500 in principal amount in any calendar month, or (iii) which would result in the issuance of more than 840,000 shares of our common stock per calendar month (provided that this maximum share limit will be waived by the Company unless it elects to pay the holder in cash the difference in value between 840,000 shares and the number of shares the holders wishes to convert, up to the $500 per month conversion limit).  If the Company is in default under the convertible debenture these limitations are waived. The holder is also not restricted in making conversions at $1.75.  In no case, however may the holder convert the convertible debentures if (x) it would result in beneficial ownership of more than 9.99% of our outstanding common stock (though this provision can be waived by the holder upon 65 days prior notice), or (y) such conversion would, without stockholder approval, cause the Company to issue more than 19.99% of its outstanding shares as determined immediately prior to consummation of the transaction.  Under certain circumstances, the convertible debenture holders are entitled to have the conversion price adjusted to correspond to common stock holders’ rights to any stock dividend, stock split, stock combination or reclassification of shares. The $1.75 conversion price is also subject to a weighted average dilution adjustment if the Company issues shares (apart from certain excluded issuances) of our capital stock at an effective price of less than $1.75 per share.  The Company also granted the convertible debentures holders a security interest in all of our assets.  Moreover, the Company is required to register the shares of common stock issuable to the investor for resale to the public pursuant to a registration rights agreement, containing customary terms, conditions and indemnities.  The private placement includes numerous provisions intended to protect the institutional investors including a cash payment penalty of 1.0% per month for the period above 120 days from the effective date of the agreement that the shares in the transaction fail to be registered with the aggregate penalty capped at 12%.

In addition, the aggregate number of shares to be issued upon conversion, exercise of the warrants, payment for commitment shares, and payment of liquidated damages pursuant to the registration rights agreement has been limited to 61,111,111 shares of common stock.

As part of this private placement the Company issued  five-year warrants to purchase a total of up to 2,595,000 shares of WorldGate common stock, with 1,145,000 of the warrants having an exercise price of $1.85 per share (with 624,545 of these warrants issued at the initial closing and 520,455 warrants issued at the closing of the second tranche of funding), 1,100,000 of the shares having an exercise price of $2.35 per share (with 600,000 of these warrants issued at the initial closing and 500,000 warrants issued at the closing of the second tranche of funding), and 350,000 warrants having an exercise price of $2.60 per share (with 190,909 of these warrants issued at the initial closing and 159,091 warrants issued at the closing of the second tranche of funding).

On April 28, 2004, the Company entered into a multi-year agreement with General Instrument Corporation d/b/a the Connected Home Solutions Business of Motorola, Inc. (“General Instrument”) for the worldwide development and distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products.  On February 17, 2006, the Company mutually agreed with General Instrument to end this agreement.  The ending of this agreement immediately terminates exclusivity for both parties. In addition to its current role for development and manufacture of Ojo, WorldGate will now have direct responsibility and control for the advertising, marketing, and distribution of its products.   Under its agreement with General Instrument, WorldGate had been active in marketing and promoting its products, and working with General Instrument to distribute Ojo. WorldGate continued the rollout of Ojo using many of the same distributors, retailers and service providers, and plans to expand distribution to service providers and retailers around the world.  The two companies will work together to ensure a smooth transition for customer accounts.  As part of ending its agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources.  As a result, the Company recorded a reserve for returns and reduced revenue in the amount of approximately $2,310 during the fourth quarter of 2005. In addition, the Company has recorded no revenue for units shipped to General Instrument in the first quarter 2006 and has recorded a gain on termination of this agreement of approximately $1,777 during the first quarter 2006 as a result of the lower purchase price of the inventory repurchased from General Instrument ($1,327, net of the cost of rework for rebranding the product and the adjustment of the inventory to its current replacement value) and reversal of  the product refund program reserve ($212) as well as an adjustment of the warranty reserve for products repurchased ($233), both of which resulted from the termination of the Company’s agreement with General Instrument.

The Company had $8,838 of liabilities and its assets are pledged as collateral as of September 30, 2006. These liabilities include $1,119 of dividends, detachable warrants and conversion options related to the Company’s private placement of preferred stock in June 2004 and $5,729 of debt and conversion options related to the Company’s financing in August 2006.

Our short term cash requirements and obligations include, inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $166 is required to be redeemed in June 2007, although this redemption can be made in common stock if certain conditions are met.  In addition, the August 2005 private placement includes cash payment penalties of 1.5% per month for the period that the shares in the transaction fail to be registered. The Registration Statement covering the shares under this private placement was not declared effective until June 1, 2006. Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. For the three months ended September 30, 2006 and 2005 the Company recorded and expensed related penalties of $0 and $0, respectively.  For the nine months ended September 30, 2006 and 2005 the Company recorded and expensed related penalties of $1,387 and $0, respectively. The related unpaid penalties accrued as of September 30, 2006 and December 31, 2005 were $472 and $525, respectively.

Management expects, based on our internal forecasts and assumptions, including, among others, assumptions regarding our short term cash requirements and our projected revenue growth, and including the full funding of $11,000 from the August 11, 2006 transaction completed subsequent to stockholder approval received on October 13, 2006, that the Company has sufficient cash on hand to meet its obligations into the second half of 2007.

The Company’s ability to generate cash is dependent upon the sale of Ojo products and on obtaining cash through capital markets. The Company began generating revenue from commercial shipment of the Ojo product in April 2005.  Initially all product sales were conducted through General Instrument, our exclusive distributor and all revenue was based upon sales of our products to General Instrument for their distribution to resellers.  In February 2006, our distributor relationship with General Instrument was ended and the Company began to directly distribute and sell our products.  This transition process, including forming direct relationships with the resellers and adding incremental distribution resulted in a delay in our ongoing sales and a decrease in revenue from the first nine months of 2006 versus the same period in 2005.  As the Company completes its transition activities it expects revenues to increase as it continues to roll out our products to the marketplace. Depending on the ramp up of sales and the achievable margin, the increased level of sales activity should have a positive impact on our cash flows from operations, which will support our ability to meet our cash requirements in the long term. Given that the video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize.

Additionally, if and as needed, the Company plans to generate cash by turning to the capital markets for further funding.  No assurances can be given that, if pursued, additional financing transactions can be consummated.  The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources, should the Company need to obtain such financing.  Such additional financing would be subject to the risk of availability, may be dilutive to our stockholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all.

Long term cash requirement obligations are primarily related to the June 2004 and the August 2006 transactions. The Company has long term debt as of September 30, 2006 on the balance sheet reflecting the convertible debenture issued on August 11, 2006.   The Company has limited capacity to reduce its workforce and scale back on capital and operational expenditures to decrease our cash usage.

4.                                       Restatement September 2005

The Company has restated its financial statements for the quarter ended September 30, 2005 to correct the accounting for certain conversions of preferred stock related to its June 2004 private placement of 7,550 shares of Series A Convertible Preferred stock to certain institutional investors. The corrected accounting reclassifies the converted preferred stock and the associated conversion options liability to equity based on a ratio of the shares converted during the quarter to the total preferred shares outstanding, whereas previously the ratio used for the reclassification of preferred stock and conversion options was based on the percentage of these instruments to each other and applied to the amount converted. In addition, both the fair value of the conversion option and any unaccreted discount associated with the conversion are being applied to equity with the discount being accounted for as a deemed dividend which is also presented in the statement of operations.  We previously did not reflect the discount on the preferred stock as a deemed dividend.  There is no cash impact associated with these restatements.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	September 30, 2005
Consolidated Balance Sheet	As previously reported	As restated

Redeemable Preferred Stock	$702	$678

Accumulated deficit	$(218,207)	$(219,372)
Additional-paid-in capital	237,256	238,445
Total stockholders’ deficiency	19,442	19,466

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
Consolidated Statement of Operations	As previously reported	As restated	As previously reported	As restated

Change in fair value of derivative warrants and conversion options	$1,759	$1,165	$9,401	$7,974
Loss from operations	(1,397)	(1,991)	831	(596)
Net loss	(1,397)	(1,991)	831	(596)
Accretion preferred stock and dividends	(85)	(656)	(719)	(3,326)
Net (loss) available to common stockholders	(1,482)	(2,647)	112	(3,922)

Net (loss) income per common share:
Basic	$(0.04)	$(0.05)	$0.02	$(0.02)
Diluted	(0.04)	(0.05)	0.02	(0.02)
Net (loss) income available to common shareholders per common share:
Basic	$(0.04)	$(0.07)	$0.00	$(0.11)
Diluted	(0.04)	(0.07)	0.00	(0.11)

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

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107

(“SAB 107”) relating to the adoption of SFAS 123R.  SAB 107 primarily interprets how the implementation of SFAS 123R is to be applied under SEC rules and regulations. Beginning January 1, 2006, the Company is required to expense the fair value of employee stock options and similar awards. The Company has elected to utilize the modified prospective transitional method in accounting for share-based employee payment transactions. Based upon the employee options outstanding as of September 30, 2006, and the transitional provisions of SFAS No.123R and SAB 107, there are approximately $1,454 of future costs, utilizing the fair value method that will be expensed over a four year period from 2006 through 2010.  Additionally, the Company will utilize the fair value method for any future instruments issued after January 1, 2006 (for more details, refer to Note 7).

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

In June 2005, the EITF reached consensus on Issue No. 05-2, “The Meaning of  Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’“ Issue 00-19 is used to evaluate whether embedded derivatives should be bifurcated under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities,” as amended. Specifically, SFAS No.133 provides guidance as to when an issuer is required to bifurcate a conversion option that is embedded in convertible debt. However, Issue 00-19 does not define “conventional convertible debt instrument.” Given the development of numerous contractual terms that may be included in a convertible debt instrument, it is not clear when a convertible debt instrument is “conventional.”  The Company does not believe that our redeemable preferred stock and related warrants meet the definition of conventional convertible debt and as a result Issue No. 00-19 applies to the liability treatment of these instruments.  The adoption of the Issue did not have an effect on the Company’s condensed consolidated financial position or results of operations.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (SFAS No. 109). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what effects the adoption of FIN 48 will have a on the Company’s condensed consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption of SFAS 157 is encouraged.  The Company is currently evaluating the expected effect of SFAS 157 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 becomes effective in fiscal 2007.  Adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

6.                                       Inventories.

The Company’s inventory as carried in its financial statements is all finished goods inventory.  The Company orders, purchases and receives finished, completed, boxed and ready for sale video phone products directly from its supplier.  The Company makes no subsequent changes to the products.  The Company does not maintain work in process inventory, component raw materials or supplies, except for very minimal quantities for repair work.  The Company does not include tooling, deferred start-up or general and administrative costs in its inventory costs.  The Company also does not maintain specific inventory for any specific long-term contracts or programs.  The Company tracks and removes inventory only under the “first-in, first-out method” and prices it based upon the Company’s actual cost unless adjustments are required for obsolescence or for market valuations.  During the three and nine months ended September 30, 2006, the Company reduced inventory by $0 and $490, respectively, for such adjustments.

Inventories as of September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005
Raw material	$0	$0
Finished goods	1,907	2,878
Total Inventory	$1,907	$2,878

7.                                       Stock Based Compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” using the modified-prospective-transition method. As a result, the Company’s net loss before taxes for the three and nine months ended September 30, 2006 is approximately $199 ($0.01 per share), and $615 ($0.02 per share), respectively, greater than if it had continued to account for share-based compensation under APB Opinion No. 25 “Accounting for Stock Issued to Employees.”  The stock based compensation expense is included in general and administrative expense in the condensed consolidated statement of operations.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(As restated)	(As restated)
Net loss, as reported	$(1,991)	$(596)

Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of income tax	(215)	(615)
Pro forma net loss	$(2,206)	$(1,211)

Net loss per share:

Net loss - as reported:
Basic	$(0.05)	$(0.02)

Fully Diluted	$(0.05)	$(0.02)

Net loss – pro forma:
Basic	$(0.06)	$(0.04)

Fully Diluted	$(0.06)	$(0.04)

A summary of the Company’s stock plan is presented below:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding, December 31, 2005	4,481,015	$1.94

Granted	189,295	$1.77
Exercised	(29,795)	$1.34
Cancelled/forfeited	(32,867)	$3.26
Outstanding, September 30, 2006	4,607,648	$1.93	$1,874
Exercisable, September 30, 2006	3,015,479		$1,354

The following table summarizes information about stock options outstanding at September 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$0.24 - $0.39	306,525	6.43	$0.37	227,398	$0.37
$0.40 - $0.59	1,288,142	7.00	0.52	1,001,017	0.53
$0.60 - $0.89	10,000	7.04	0.62	5,000	0.62
$0.90 - $1.34	779,250	7.22	1.06	399,250	1.07
$.1.35 - $2.01	515,461	6.20	1.72	381,836	1.72
$2.02 - $3.02	1,093,498	6.44	2.56	710,581	2.58
$3.03 - $4.53	427,137	7.68	4.23	142,062	4.27
$4.54 - $6.80	112,533	6.22	5.90	73,233	6.17
$6.81 - $10.20	40,000	4.38	8.25	40,000	8.25
$10.21 - $15.30	0	0	0	0	0
$15.31 - $22.95	31,046	3.35	20.44	31,046	20.44
$22.96 - $34.43	4,056	3.76	28.60	4,056	28.60
	4,607,648	6.77	$1.93	3,015,479	$1.88

8.                                       Accounting for Preferred Shares and Derivative Shares.

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

Also, as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale.  Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted.  As of September 30, 2006, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised.  All of the additional investment rights had been exercised as of June 30, 2006. Based on anti-dilution provisions contained within this private placement the $2.69 warrants were modified effective August 11, 2006 to an exercise price of $2.59 and the number of outstanding warrants were increased by 25,975 as a result of a dilutive transaction on this date related to the issuance of convertible debentures and warrants.  These warrants were further modified effective October 13, 2006 to an exercise price of $2.52 and the number of outstanding warrants was further increased by 19,506 as a result of a dilutive transaction on this date also related to the issuance of convertible debentures and warrants.   Based on anti-dilution provisions contained within this private placement the $3.14 warrants were also modified effective August 11, 2006 to an exercise price of $3.01 and the number of outstanding warrants were increased by 31,529 as a result of a dilutive transaction on this date related to the issuance of convertible debentures and warrants.  These warrants were further modified effective October 13, 2006 to an exercise price of $2.92 and the number of outstanding warrants was further increased by 24,192 as a result of a dilutive transaction on this date also related to the issuance of convertible debentures and warrants.

Of the 7,550 preferred shares issued under this private placement, 7,384 shares have been redeemed as of September 30, 2006.

With respect to the Company’s accounting for the preferred stock, Emerging Issues Task Force (“EITF”) Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the preferred stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential failure in the Company’s ability to maintain an effective registration statement. Furthermore, the actual number of shares of common stock required to satisfy redemption is based upon the market value of the common stock at the time of the redemption, which cannot be predicted. Accordingly, the Company has classified the preferred stock as temporary equity and the value ascribed to the redeemable preferred stock upon initial issuance, i.e. at June 24, 2004, was the amount received in the transaction minus the fair value ascribed to the conversion options and warrants. The initial value of the redeemable preferred stock is accreted up to the redemption value (the amount received in the transaction) over the future relevant periods using the interest method. The value of the redeemable preferred stock at September 30, 2006 was $130.

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

The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. Both the warrants and conversion options are valued using the Black-Scholes valuation model. Actual period close common stock price ($1.47), applicable volatility rate (104%), and the period close risk-free interest rates (4.72% and 4.55%) for the instrument’s contractual remaining life (.75 and 2.75 years) (continuously compounded), are the key assumptions used in the valuation calculation.  The result was a $279 and $59, respectively, non cash gain and charge, respectively, for the three and nine months ended September 30, 2006, and a non cash gain of $1,165 (restated) and $7,974 (restated), respectively, for the three and nine months ended September 30, 2005.

At September 30, 2006, after the mark to market adjustments, the balances of the conversion features derivative liability and the warrants derivative liability were $23 and $1,094, respectively.

9.                                       Accounting for Secured Convertible Debentures.

On August 11, 2006 the Company completed a private placement with an institutional investor of a convertible debenture in the aggregate principal amount of up to $11,000.  This convertible debenture has a maturity of three years, an interest rate of 6% per annum, and is convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted average closing price (“VWAP”) of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions).  Interest is payable at maturity, and the Company may elect to pay the interest amount in cash or shares of our common stock. There was $50 of accrued interest as of September 30, 2006.  Through September 30, 2006 the investors converted $200 of the convertible debt into 142,814 shares of the Company’s common stock. In October 2006, the investors converted an additional $250 of the convertible debt into 199,412 shares of the Company’s common stock.  On November 7, 2006 the investors converted an additional $200 of the convertible debt into 184,553 shares of the Company’s common stock.

The Company received $6,000 upon the closing of the transaction ($5,615, net of transaction costs) and the remaining $5,000 ($4,700, net of transaction costs) was received on October 13, 2006 after receiving stockholder approval on October 11, 2006 and obtaining an effective registration of the shares of common stock issued and issuable upon conversion of the convertible debentures in the first tranche of this transaction.

The Company has the right to redeem all or any portion of the principal amount of the convertible debentures in cash at any time upon not less than four business days notice if the closing price of our stock is less than $1.75 per share.  Such early redemption will, however, require us to pay a 10% prepayment premium.   In addition, without any prepayment premium, the Company has the right to force the holders to convert a maximum of $500 of the principal amount of the convertible debenture in any thirty day period if for five consecutive trading days the VWAP of our common stock is above $1.925 per share but less then $3.50 per share and providing the daily trading volume exceeds 200,000 shares for these five days, and certain other conditions are met.  If the VWAP of our common stock is greater than $3.50 per share for 30 consecutive trading days, the daily trading volume exceeds 250,000 shares for five days prior, and if certain other conditions are met, the Company can also force the holder to convert all or any portion of the outstanding principal and interest into shares of our common stock without any prepayment premium.

There are some restrictions on the holder’s right to convert the convertible debentures.  The holder cannot make any conversions below $1.75 per share (i) until the earlier of the date registered common stock can be issued pursuant to such conversion or January 1, 2007, (ii) which would exceed $500 in principal amount in any calendar month, or (iii) which would result in the issuance of more than 840,000 shares of our common stock per calendar month (provided that this maximum share limit will be waived by the Company unless it elects to pay the holder in cash the difference in value between 840,000 shares and the number of shares the holders wishes to convert, up to the $500 per month conversion limit).  If the Company is in default under the convertible debenture these limitations are waived. The holder is also not restricted in making conversions at $1.75.  In no case, however may the holder convert the convertible debentures if (x) it would result in beneficial ownership of more than 9.99% of our outstanding common stock (though this provision can be waived by the holder upon 65 days prior notice), or (y) such conversion would, without stockholder approval, cause the Company to issue more than 19.99% of its outstanding shares as determined immediately prior to consummation of the transaction.  Under certain circumstances, the convertible debenture holders are entitled to have the conversion price adjusted to correspond to common stock holders’ rights to any stock dividend, stock split, stock combination or reclassification of shares. The $1.75 conversion price is also subject to a weighted average dilution adjustment if the Company issues shares (apart from certain excluded issuances) of our capital stock at an effective price of less than $1.75 per share.  The Company also granted the convertible debentures holders a security interest in all of our assets.  Moreover, the Company is required to register the shares of common stock issuable to the investor for resale to the public pursuant to a registration rights agreement, containing customary terms, conditions and indemnities.  The private placement includes numerous provisions intended to protect the institutional investors including a cash payment penalty of 1.0% per month for the period above 120 days from the effective date of the agreement that the shares in the transaction fail to be registered with the aggregate penalty capped at 12%.

In addition, the aggregate number of shares to be issued upon conversion, exercise of the warrants, payment for commitment shares, and payment of liquidated damages pursuant to the registration rights agreement has been limited to 61,111,111 shares of common stock.

As part of this private placement the Company issued five-year warrants to purchase a total of up to 2,595,000 shares of WorldGate common stock, with 1,145,000 of the warrants having an exercise price of $1.85 per share (with 624,545 of these warrants issued at the initial closing and 520,455 warrants issued at the closing of the second tranche of funding), 1,100,000 of the shares having an exercise price of $2.35 per share (with 600,000 of these warrants issued at the initial closing and 500,000 warrants issued at the closing of the second tranche of funding), and 350,000 warrants having an exercise price of $2.60 per share (with 190,909 of these warrants issued at the initial closing and 159,091 warrants issued at the closing of the second tranche of funding).  In connection with the private placement, the Company has issued to the investor as a commitment fee 177,419 shares of common stock with a fair value at issuance of approximately $222.

Upon any liquidation, dissolution or winding up of our Company, the holder of the convertible debenture will be entitled to receive the principal amount of the convertible debenture, together with accrued and unpaid interest, prior to any payment to the holders of our common and preferred stock.

The terms of the warrant agreements provide for the adjustment of the exercise price and the number of shares of common stock to be issued upon the Company’s issuance of certain securities deemed to be dilutive under the agreement.    Under certain conditions, the holder may exercise these warrants on a cashless basis.

The market price of the Company’s common stock cannot be predicted.   Furthermore, subject to the share limitation, as discussed above, the actual number of shares of the Company’s common stock that will be required if a conversion of the convertible debenture is made through the issuance of common stock also cannot be predicted.  Should the Company’s requirements to issue shares under these convertible debenture agreements exceed the share limitation, or if it is not listed or quoted for trading on at least the NASDAQ OTC Bulletin Board, the Company may be required to settle the conversion of the convertible debentures with cash instead of its common stock.

Accounting for the private placement.

The Company accounts for conversion options embedded in convertible notes in accordance with Statement of Financial Accounting Standard (“SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”)  SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19.   EITF 00-19 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control that they should be classified as a liability measured at fair value on the balance sheet.

Upon the issuance date and at September 30, 2006, there was an insufficient number of authorized shares of Common Stock in order to permit exercise of all of the warrants issued on August 11, 2006.   In accordance with EITF 00-19, when there are insufficient authorized shares, the obligation for the exercise of investor warrants should be classified as liability measured at fair value on the balance sheet.   Accordingly, at August 11, 2006, the convertible feature of the convertible debenture and the warrants were recorded as derivative liabilities of $4,446 and $1,269, respectively.  On October 11, 2006 the Company received shareholder approval to increase the authorized shares from 80,000,000 to 120,000,000.  Effective with this increase the value of the warrants will be reclassified to equity in accordance with the provisions of EITF 00-19.

The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. Both the warrants and conversion options are valued using the Black-Scholes valuation model, applying actual period close common stock price ($1.47), applicable volatility rate (104%), and the period close risk-free interest rates (4.91% and 4.71%) for the instrument’s remaining contractual life (2.87 and 4.87 years).

The sum of the fair values of the convertible feature and the warrants, $5,714 in the aggregate, exceeded the net proceeds of $5,615.   The difference of $99 was charged to the provision for fair value adjustment, upon issuance.    Accordingly, the Company recorded a discount equal to the face value of the convertible debenture, which will be amortized using the effective interest rate method over the three year term.  The common stock issued as fees in the transaction was recorded at a net value of $0, as there was no residual value remaining.

During the three and nine months ended September 30, 2006, $200 in face value of the convertible debentures were converted, resulting in the issuance of 142,814 share of common stock.  As a result of the conversion, $200 of the discount on the convertible debenture has been charged to discount amortization.

For the three and nine months ended September 30, 2006, the company has recorded total discount amortization of $201 and mark-to-market adjustments of the conversion feature derivative liability and the warrants derivative liability resulted in a gain of $90 and a loss of $253, respectively.

At September 30, 2006, the balances of the convertible debentures and the offsetting related discount were $5,800 and $5,799 respectively.

At September 30, 2006, after the mark to market adjustments, the balances of the conversion features derivative liability and the warrants derivative liability were $4,206 and $1,522, respectively.

Liquidated Damages.

The Company accounts for potential registration rights liquidated damage obligations in accordance with EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’”    The Company has adopted View C of this pronouncement and treats registration right agreements as a free standing derivative.  Any liability for liquidated damages under the agreement is deemed to be de-minimus.

10.                                 Warranty Reserve.

The Company provides a warranty covering defects arising from the sales of its video phone product. This warranty is limited to a specific time period. As of September 30, 2006, the Company has a reserve of $83 that is based on a percentage of product sales.  As of September 30, 2006, the Company has not incurred any material warranty costs related to our product. Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. While the Company believes its estimate at September 30, 2006 is reasonable and adequate, it is subject to change based on our future sales and experience, which may require an increase or decrease in our reserve.

During the three and nine months ended September 30, 2006, the Company reduced its warranty reserve of $336 at December 31, 2005 by $6 and $253, respectively.  This adjustment, recorded as an increase to the gain recorded from the termination on February 17, 2006 of the Company’s agreement with General Instrument, is a result of the elimination of the warranty exposure for products previously sold and then repurchased from General Instrument under this termination.

11.                                 Commitments and Contingencies.

Leases

The Company’s current lease was signed on September 1, 2005 and covers 42,500 square feet at an annual rate of $11.40 per square foot with a 3% increase annually, cancelable by either party with eight months notice, with a termination by tenant also including six months termination fee.  Total rent expense for the three months ended September 30, 2006 and 2005 amounted to approximately $160 and $118, respectively.  Total rent expense for the nine months ended September 30, 2006 and 2005 amounted to approximately $478 and $271, respectively.

In November 2003, the Company entered into a 60 month lease for office equipment. As of September 30, 2006, there remains a total of $12 to be paid over the remaining period of this lease.  In October 2005, the Company entered into a 36 month lease for office equipment. As of September 30, 2006 there remains a total of $15 to be paid over the remaining period of this lease.

The future minimum commitments under non-cancelable leases for the balance of each of the fiscal years ending December 31 are as follows:

(Dollars in Thousands)
2006 (October 1, 2006 through December 31, 2006)	$128
2007	517
2008	530
2009	535
2010	363
Total	$2,073

Significant Agreements and Transactions

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

Based upon our actual experience to date, the Company does not believe it is necessary to establish a reserve for retailer returns to General Instrument.  In the Company’s discussions with the retailers eligible for such returns, the retailers have indicated their intention to continue to sell the Company’s video phone products and, to date the Company has received minimal returned products.

As part of ending the development and distribution agreement, General Instrument has agreed to certain restrictions on its development of a stand-alone video phone product which has as a primary function the making or receipt of video phone calls over a broadband network.  Such restrictions will end in January 2007.

Net revenues recognized from General Instrument, an investor, were approximately $0 and $2,265, respectively, for the three months ended September 30, 2006 and 2005 respectively.  Net revenues from continuing operations recognized from General Instrument, an investor, were approximately $0 and $3,841, respectively, for the nine months ended September 30, 2006 and 2005 respectively. This investor accounted for approximately 100% of the revenues for the three and nine months ended September 30, 2005.  Accounts receivable from this investor was $0 and $123 as of September 30, 2006 and December 31, 2005, respectively. In April and September 2004, the Company issued warrants to this investor to purchase shares of our common stock, with the April warrants having an exercise price of $1.4375 per share and the September warrants having an exercise price of $1.75 per share. Included in General and Administrative expenses in September 2004 were $606 of expenses relating to the valuation of these warrants. This valuation was determined by using the Black-Scholes fair value option model. The following assumptions were used: expected volatility of 65%; average risk-free interest rate of 3.43%; dividend yield of 0%; and an expected life of 5.0 years.

The Company has a current multi-year agreement with Mototech , an investor, to provide the Company with engineering and development support. As a result of this agreement, the Company has expensed approximately $75 and $97, respectively for the three months ended September 30, 2006 and 2005. For the nine months ended September 30, 2006 and 2005, the Company expensed approximately $275 and $255, respectively. Accounts payable to this investor amounted to $408 and $1,173 at September 30, 2006 and December 31, 2005, respectively. This agreement provides for contracted services, including hardware and software development, and the creation and development of tools to facilitate the Company’s engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company.  Net revenues from operations recognized from Mototech were approximately $10 and $0 for the three months ended September 30, 2006 and 2005, respectively.  Net revenues from operations recognized from Mototech were approximately $405 and $0 for the nine months ended September 30, 2006 and 2005, respectively.  This investor accounted for approximately 1% and 0% of the revenues for the three months ended September 30, 2006 and 2005, respectively, and 24% and 0% of the revenues for the nine months ended September 30, 2006 and 2005, respectively.  Accounts receivable from this investor were $1 and $0, respectively, as of September 30, 2006 and December 31, 2005.

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

In August 2005, the Company completed a private placement for $17,500 of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,671,947 shares of its common stock: 1,633,333 shares to the investors at an exercise price of $5.00 per share, and 38,614 shares to the placement agent at an exercise price of $4.53 per share.  The investors also received an additional investment right, for a limited period of time, to purchase 1,554,000 additional shares of common stock at $4.12 per share.  The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120 days from the effective date of the agreement that the shares in the transaction fail to be registered. The Registration Statement covering the shares under this private placement was not declared effective until June 1, 2006.  Until such time as the shares were registered the Company was subject to the penalty provision under this private placement.   For the nine months ended September 30, 2006 and 2005 the Company recorded and expensed related penalties of $1,387 and $0, respectively. The related unpaid penalties accrued as of September 30, 2006 and December 31, 2005 was $472 and $525, respectively.  On July 25, 2006, the Company amended the terms of the additional investment right that was granted to an investor as part of the August 2005 private placement, with respect to a portion of shares of common stock purchasable thereunder and agreed to apply $158 of accrued penalties towards the exercise price of such amended additional investment right, for the purchase of 129,950 shares of common stock. The penalties had accrued with respect to the Company’s inability to register the shares acquired by such investor in the private placement within 120 days of the transaction.  In consideration for this amendment and application of the exercise proceeds the investor agreed to forego any cash payment of the penalties other than as available through the proceeds of the exercise of the amended investment right and to grant to the Company a release of all claims relating to the late registration of the private placement shares, other then the aforesaid penalties.  The amended additional investment right provides that the investor thereof may purchase the 129,950 shares of common stock for a period of 760 days beginning June 1, 2006 for an exercise price of $1.515 per share.  The terms of the additional investment rights with respect to the remaining 1,424,050 shares of common stock purchasable thereunder remain unchanged.  On July 26, 2006 this investor exercised the additional investment right for 129,950 shares. On July 31, 2006 the amended additional investment right with respect to the remaining 1,424,050 shares of common stock expired.

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

On August 11, 2006 the Company completed a private placement with an institutional investor of a convertible debenture in the aggregate principal amount of up to $11,000.  This convertible debenture has a maturity of three years, an interest rate of 6% per annum, and is convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted average closing price (“VWAP”) of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions).  Interest is payable at maturity, and the Company may elect to pay the interest amount in cash or shares of our common stock. Through September 30, 2006 the investors converted $200 of the convertible debt into 142,814 shares of the Company’s common stock. In October 2006, the investors converted an additional $250 of the convertible debt into 199,412 shares of the Company’s common stock.   On November 7, 2006 the investors converted an additional $200 of the convertible debt into 184,553 shares of the Company’s common stock.

The Company received $6,000 upon the closing of the transaction ($5,615, net of transaction costs) and the remaining $5,000 ($4,700, net of transaction costs) was received on October 13, 2006 after receiving stockholder approval on October 11, 2006 and obtaining an effective registration of the shares of common stock issued and issuable upon conversion of the convertible debentures in the first tranche of this transaction.

The Company has the right to redeem all or any portion of the principal amount of the convertible debentures in cash at any time upon not less than four business days notice if the closing price of our stock is less than $1.75 per share.  Such early redemption will, however, require us to pay a 10% prepayment premium.   In addition, without any prepayment premium, the Company has the right to force the holders to convert a maximum of $500 of the principal amount of the convertible debenture in any thirty day period if for five consecutive trading days the VWAP of our common stock is above $1.925 per share but less then $3.50 per share and providing the daily trading volume exceeds 200,000 shares for these five days, and certain other conditions are met.  If the VWAP of our common stock is greater than $3.50 per share for 30 consecutive trading days, the daily trading volume exceeds 250,000 shares for five days prior, and if certain other conditions are met, the Company can also force the holder to convert all or any portion of the outstanding principal and interest into shares of our common stock without any prepayment premium.

There are some restrictions on the holder’s right to convert the convertible debentures.  The holder cannot make any conversions below $1.75 per share (i) until the earlier of the date registered common stock can be issued pursuant to such conversion or January 1, 2007, (ii) which would exceed $500 in principal amount in any calendar month, or (iii) which would result in the issuance of more than 840,000 shares of our common stock per calendar month (provided that this maximum share limit will be waived by the Company unless it elects to pay the holder in cash the difference in value between 840,000 shares and the number of shares the holders wishes to convert, up to the $500 per month conversion limit).  If the Company is in default under the convertible debenture these limitations are waived. The holder is also not restricted in making conversions at $1.75.  In no case, however may the holder convert the convertible debentures if (x) it would result in beneficial ownership of more than 9.99% of our outstanding common stock (though this provision can be waived by the holder upon 65 days prior notice), or (y) such conversion would, without stockholder approval, cause the Company to issue more than 19.99% of its outstanding shares as determined immediately prior to consummation of the transaction.  Under certain circumstances, the convertible debenture holders are entitled to have the conversion price adjusted to correspond to common stock holders’ rights to any stock dividend, stock split, stock combination or reclassification of shares. The $1.75 conversion price is also subject to a weighted average dilution adjustment if the Company issues shares (apart from certain excluded issuances) of our capital stock at an effective price of less than $1.75 per share.  The Company also granted the convertible debentures holders a security interest in all of our assets.  Moreover, the Company is required to register the shares of common stock issuable to the investor for resale to the public pursuant to a registration rights agreement, containing customary terms, conditions and indemnities.  The private placement includes numerous provisions intended to protect the institutional investors including a cash payment penalty of 1.0% per month for the period above 120 days from the effective date of the agreement that the shares in the transaction fail to be registered with the aggregate penalty capped at 12%.

In addition, the aggregate number of shares to be issued upon conversion, exercise of the warrants, payment for commitment shares, and payment of liquidated damages pursuant to the registration rights agreement has been limited to 61,111,111 shares of common stock.

As part of this private placement the Company issued  five-year warrants to purchase a total of up to 2,595,000 shares of WorldGate common stock, with 1,145,000 of the warrants having an exercise price of $1.85 per share (with 624,545 of these warrants issued at the initial closing and 520,455 warrants issued at the closing of the second tranche of funding), 1,100,000 of the shares having an exercise price of $2.35 per share (with 600,000 of these warrants issued at the initial closing and 500,000 warrants issued at the closing of the second tranche of funding), and 350,000 warrants having an exercise price of $2.60 per share (with 190,909 of these warrants issued at the initial closing and 159,091 warrants issued at the closing of the second tranche of funding).

12.                                 Net Loss per Share.

Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net income (loss) per common share excludes potential common shares if the effect is antidilutive.  Potential common shares comprise shares of common stock issuable upon the exercise of stock options and warrants.  The number of potential common shares which would have been assumed to be converted in the three and nine months ended September 30, 2006 and have a dilutive effect if the Company had income from continuing operations, or if the options’ exercise price was less than the average market price of the common shares, is 15,187,535 and 15,187,535, respectively, and for the three and nine months ended September 30, 2005, the number of shares are 4,576,923 and 4,498,634, respectively.

13.                                 Stock Options and Warrants.

In October 2004, the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). This plan is intended to replace the 1996 Plan for new grants. No additional shares were reserved for the new plan but rather all available shares under the 1996 Plan were made available for the new plan. As with the 1996 Plan, the 2003 Plan includes the same automatic annual increase in the number of shares reserved for use with the plan equal to the greater of 4% of the then outstanding shares of the Company’s common stock or 1,000,000 shares. In addition to ISOs and NQSOs, the new plan also provides for performance based awards and restricted stock.  At September 30, 2006, there were 8,085,730 shares reserved under these plans, and 4,607,648 options outstanding.  During the three and nine months ended September 30, 2006, there were 55,500 and 189,295, respectively, options granted to employees and a consultant.  During the three and nine months ended September 30, 2006, there were 0 and 29,795 options exercised.

At September 30, 2006 there were warrants outstanding exercisable into 6,217,721 shares of the Company’s common stock (for more details, refer to Note 3).

14.                                 Revenue Recognition.

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

For the year ended December 31, 2005, and through mid February 2006, the Company had only one customer for the purchase of its product and the agreement with this customer included several elements relevant to revenue recognition including: (a) the customer had no general right to return the product;  (b) the customer earned warrants upon the purchase of significant video telephony units and the value of these warrants would result in a reduction of recognized revenue (the value of these warrants has been routinely monitored by the Company and is currently deemed to be insignificant, however, should the value of these warrants become material an offset would be made against revenues); (c) penalties are payable to the customer if certain excessive field failure rates are exceeded;  (d) the Company and the customer share in the benefit achieved by product cost reductions; (e) penalties are payable to the customer if the Company fails to deliver shipments on a timely basis; (f) the Company extends to the customer a limited product warranty for a term not to exceed three years (the Company maintains a warranty reserve based upon the percentage of product sales consistent with industry comparable failure rates and the warranty period provided by the agreement).  Beginning in mid February 2006, as a result of the termination of the General Instrument marketing and distribution agreement, the Company began selling its products to multiple customers and now evaluates its revenue recognition policy on a customer by customer basis.

Revenues are also offset by a reserve for any price refunds and consumer rebates consistent with the EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.”

As an incentive to promote delivery of the units, a special product launch discount was provided by the Company to a distributor as a quantity restricted reduction to the unit contract based price in effect. For the year ended December 31, 2005, this discount was $398.  In addition, the Company offered a forward pricing program to its former distributor and a rebate program to consumers, as further incentives for the 2005 holiday season. These incentive programs began in the fourth quarter of 2005 and terminated during the first quarter of 2006. Consistent with the EITF Issue 01-9, the Company has offset its revenues for the year ended December 31, 2005 by $212 for a reserve for the total estimated liability for the forward pricing program, and $91 as an estimated liability associated with the rebate program.  The total of the product launch discount, refunds and rebates for the year ended December 31, 2005 was $701.  There were no product launch discounts, refunds or rebates for the three and nine months ended September 30, 2005.   The forward pricing program was terminated with the termination on February 17, 2006 of the distribution agreement with General Instruments, and this liability was reversed and recorded as a $212 increase to the gain realized from termination of this agreement.  On March 13, 2006, the Company announced that it was going to offer a new consumer rebate program effective April 1, 2006 and terminating June 30, 2006.  At September 30, 2006, there was an estimated liability of $57 associated with this rebate program.  Also, on March 13, 2006 the Company announced a price protection program for certain retailers holding Ojo video phone inventory as of April 1, 2006.  At September 30, 2006, there was an estimated liability of $2 associated with this price protection program.  These rebate and price protection programs were recorded as offsets against revenues in the three and nine months ended September 30, 2006.

As part of ending its agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources.  As a result the Company recorded a reserve for returns and reduced revenue in the amount of approximately $2,310, during the fourth quarter of 2005. In addition, the Company has recorded no revenue for units shipped to General Instrument in the first quarter 2006 and has recorded a gain on termination of this agreement of approximately $1,777 during the nine months ended September 30, 2006 as a result of the lower purchase price of the inventory repurchased from General Instrument ($1,327, net of the cost of rework for rebranding the product and the adjustment of the inventory to its current replacement value) and reversal of the product refund program reserve ($212) as well as an adjustment of the warranty reserve for products repurchased ($233), both of which resulted from termination of the Company’s agreement with General Instrument.

15.                                 Risks and uncertainties.

Our primary line of business is the development of video phone products and technology. The Company is still in the process of launching our first product based on this technology and, although the Company has realized some revenues for the commercial sale of our product, the revenues to date have not been substantial. Given the early stage of our product and the lack of operating history in the video phone business, it is difficult to predict our future results.

On April 28, 2004, the Company entered into a multi-year agreement with General Instrument for the worldwide development and distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products.  On February 17, 2006, the Company mutually agreed with General Instrument to end this agreement.  The ending of this agreement immediately terminated this exclusivity for both parties, and accordingly enabled WorldGate to expand its focus in bringing Ojo to the marketplace. In addition to its current role for development and manufacture of Ojo, WorldGate became directly responsible for the advertising, marketing, and distribution of its products. Subsequent to the ending of the agreement with General Instrument the Company will depend upon distribution partners, including, for example, wholesalers, retailers and service providers, to provide the worldwide sales and distribution of the Ojo video phone. If our partners are not successful, or if their activities do not lead to significant sales of our product, our operating results will be adversely affected, our revenue could be significantly reduced and the Company could lose potential customers.

The Company also depends on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key components and services critical for the product the Company is developing in our video phone business. A formal relationship with Mototech has been established for the volume manufacture of Ojo. Our agreement with Mototech allows either party to terminate the agreement with 90 days prior notice. If Mototech or other providers of components and/or manufacturing services do not produce these components or provide their services on a timely basis, if the components or services do not meet our specifications and quality control standards, or if the components or services are otherwise flawed, the Company may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage our reputation and could adversely affect our operating results. As a result, the Company could lose potential customers and any revenues that it may have at that time may decline dramatically.

16.                                 Subsequent Event.

Convertible Debentures

On October 13, 2006, the Company completed the second tranche of the August 11,2006  private placement with an investor of Convertible Debentures in the principal amount of $5,000,000 upon which the Company received $4,700,000 net of transaction costs (for more details , refer to notes 3and 9).  This convertible debenture has a maturity of three years, an interest rate of 6% per annum, and is convertible at the option of the investor into our common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted average closing price (“VWAP”) of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions).  Interest is payable at maturity, and the Company may elect to pay the interest amount in cash or shares of our common stock.

As part of this second tranche of the private placement the Company issued five-year warrants to purchase a total of up to 1,179,546 shares of WorldGate common stock, with 520,455 of the warrants having an exercise price of $1.85 per share, 500,000 of the shares having an exercise price of $2.35 per share, and 159,091 warrants having an exercise price of $2.60 per share.

On October 11, 2006 the Company received shareholder approval to increase the authorized shares from 80,000,000 to 120,000,000.

On October 12, October 20 and November 7,2006, convertible debentures with a face amount of $150,000, $100,000 and $200,000 were converted by the holder, resulting in the issuance of 115,750, 83,292 and 184,553 shares of common stock, respectively.

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

On April 28, 2004, we entered into a multi-year agreement with General Instrument Corporation d/b/a the Connected Home Solutions Business of Motorola, Inc. (“General Instrument”) for the worldwide development and distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products.  On February 17, 2006, we mutually agreed with General Instrument to end this agreement.  The ending of this agreement immediately terminates exclusivity for both parties. In addition to its  role in development and manufacture of Ojo, WorldGate  now has direct responsibility and control for the advertising, marketing, and distribution of its products.

Under our development and distribution agreement with General Instrument, General Instrument was responsible for the distribution of our products and for the direct relationship with the distributors, dealers, and other resellers ultimately used to sell the products.  In addition, General Instrument marketed our products and maintained an inventory of our products.  In performing these functions General Instrument carried the associated risks, costs and expenses.  As a result of ending our agreement with General Instrument, we are now directly assuming these responsibilities and the associated risks, costs and expenses, and this places increased demands on the cash which we have available.  Although General Instrument’s price of our product to its reseller customers included a mark-up from its cost of the product from us that was intended to reflect its risks, cost and expenses, plus its profit, we will be charging these reseller customers a lower price and we cannot be assured that the new price will include a sufficient mark-up to cover the risks, costs and expenses that are now our responsibility going forward.

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

General Instrument also maintained the necessary infrastructure to handle distribution logistics, including customer ordering, inventory warehousing, billing, customer service, credit and accounts receivable functions multiple customers.  Until February 17, 2006 all of our revenue for the sale of our video phones was derived from General Instrument, a single customer, and there were minimal administrative costs associated with billing and collecting this revenue.  The Company now has multiple customers and bears the associated increased administrative costs and risks of collection. WorldGate also is in the process of developing the necessary infrastructure to handle multiple customers and these other logistical functions.

As part of ending our agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources.  For more details, refer to Note 14 to our condensed consolidated financial statements for the three and nine months ended September 30, 2006.

The Company does not believe it is necessary to establish a reserve for retailer returns to General Instrument.  In the Company’s discussions with the retailers eligible for such returns, the retailers have indicated their intention to continue to sell the Company’s video phone products and to date the Company has not received any returned products.

As part of ending the development and distribution agreement, General Instrument has agreed to certain restrictions on its development of a stand-alone video phone product which has as a primary function of making or receipt of video phone calls over a broadband network.  Such restrictions will end in January 2007.

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

Three and Nine Months Ended September 30, 2006 and September 30, 2005.

Revenues.

Revenues for the three and nine months ended September 30, 2006 were $962 and $1,658, respectively, primarily reflecting the initial product revenues from the Company’s direct distribution of the Ojo product subsequent to the termination of its exclusive distribution agreement with its former distributor on February 17, 2006. These revenues represent deliveries of video phones and related service fees. Revenues during the three and nine months ended September 30, 2005 were $2,290 and $3,866, respectively, and reflect product inventory build up by the Company’s former distributor.  The reduction in revenue during 2006 with respect to comparable periods in 2005, primarily reflects the delay in our sales activities as a result of transitioning the reseller network of our former distributor and adding incremental direct distribution.  During the quarters ended June 30, 2006 and September 30, 2006 we shipped several thousand units to customers with a right of return should the units not be sold through to their customer.  Revenue for these units were deferred as of September 30, 2006 in accordance with FAS 48 “Revenue Recognition when a Right of Return Exists”.  However, we do expect to begin recording these shipments as revenue as and when these units are sold by our customers.

On March 13, 2006, as an incentive to promote delivery of the units, the Company announced a special price protection program to certain retailers and a rebate program to consumers. These incentive programs began on April 1, 2006 and terminated at the end of the second quarter of 2006. Consistent with the EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer, we offset our revenues for the three and nine months ended September 30, 2006 by $0 and $35 respectively, for the price protection program and increased revenue $2 and decreased revenue of $22, respectively, for the consumer rebate program for the three and nine months ended September 30, 2006.  For more details, refer to Note 14 to our condensed consolidated financial statements for the three and nine months ended September 30, 2006.

Costs and Expenses.

Cost of Revenues. The cost of revenues, consisting of product and delivery costs relating to the initial deliveries of video phones, was $894 and $2,076, respectively, for the three and nine months ended September 30, 2006. Costs of revenues during the three and nine months ended September 30, 2005 were $2,450 and $3,840, respectively.  Included in these costs for 2006 were inventory adjustments for obsolescence and lower market valuations of $0 and $466, respectively.  In addition, reduced inventory valuation, freight charges, product rework expenses, reserves for warranty and other costs related to the product further  increased  the cost of revenues by $184 and $235, respectively, for the three and nine months ended September 30, 2006.

Engineering and Development.  Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of the Company’s video phone product.  Engineering and development costs were $1,507 for the three months ended September 30, 2006, compared with $1,242 for the three months ended September 30, 2005.  For the nine months ended September 30, 2006 and 2005, such costs were $4,501 and $3,666, respectively.  These increases of $265, or 21%, for the three months ended September 30, 2006, and $835, or 23%, for the nine months ended September 30, 2006, reflects the Company’s increased concentration of its engineering staff, and related costs, for the further and continuing development of its video phone product.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation (which includes compensation to manufacturer’s representatives and distributors), attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs (which includes expenditures for co-op advertising and new market development) related to the continued introduction of the Company’s video phone product.  Sales and marketing costs were $619 for the three months ended September 30, 2006, compared with $392 for the three months ended September 30, 2005.  Sales and marketing costs were $1,820 for the nine months ended September 30, 2006, compared with $1,410 for the nine months ended September 30, 2005. This increase of $227, or 58%, for the three months ended September 30, 2006, and the increase of $410, or 29%, for the nine months ended September 30, 2006, reflects the increased staff, advertising and related marketing and promotional expenditures associated with the Company’s video phone product.

General and Administrative.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees.  General and administrative expenses were $1,205 for the three months ended September 30, 2006, compared with $1,474 for the three months ended September 30, 2005. These same expenses were $5,573 for the nine months ended September 30, 2006, compared with $3,462 for the nine months ended September 30, 2005. This decreases of $269, or 18%, for the three months ended September 30, 2006 is primarily attributable to reduced expenditures during the third quarter of 2006 for financial and legal fees of $260.  Other non-cash expenditures increased by $199 in the third quarter of 2006 relating to the Company’s stock based employee compensation plans (see additional information below), with an offsetting reversal of accruals of  $139 for certain penalties associated with a previous financing that are no longer due.  For the nine months ended September 30, 2006, the increase of $2,111, or 61%, was primarily attributable to certain expenses incurred during the  nine months ended September 30, 2006 that were not incurred during the three and nine months ended September 30, 2005, including a non cash charge of $615 from the Company’s adoption of the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified-prospective-transition method.  Prior to January 1, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion “APB No. 25, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). The Company did not recognize stock-based employee compensation cost in its statement of operations for periods prior to January 1, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant (for more details, refer to Note 7 to our condensed consolidated financial statements for the three and nine months ended September 30, 2006.)  In addition, this increase reflects  $1,387 for the  nine months ended September 30, 2006 of accrued penalties related to the private placement in August 2005 (for more details, refer to Note 3 to our condensed consolidated financial statements for the three and nine months ended September 30, 2006).  Furthermore, this increase for the nine months ended September 30, 2006 includes legal, accounting and auditing fees of $194 in excess of fees incurred in the same periods of 2005.  These increased fees include $144 of fees associated with its Sarbanes-Oxley internal control compliance implementation for 2005 and restatements of prior filings with the Securities and

Exchange Commission.  In addition, rent expense increased by $42 for the nine months ended September 30, 2006 over the same period in 2005.

Interest and Other Income and Interest Expense.  Interest and other income consist of interest earned on cash and cash equivalents. Interest expense of $50 consist of accrued interest on the convertible debentures issued on August 11, 2006 (see Note 9 to our condensed consolidated financial statements for the three and nine months ended September 30, 2006).  Interest and other income decreased from $292 for the three months ended September 30, 2005 to $90 for the three months ended September 30, 2006 and from $466 for the nine months ended September 30, 2005 to $323 for the nine months ended September 30, 2006, primarily due to lower average levels of invested funds during the three and nine months of 2006 compared to the same periods in 2005.  During the three and nine months ended September 30, 2006, the Company earned interest on average cash balances of approximately $7,559 and $10,131, respectively. In comparison, during the three and nine months ended September 30, 2005 the Company earned interest on average cash balances of approximately $14,770 and $12,111, respectively.  There was $50 of accrued interest expense recorded for the three and nine months ended September 30, 2006 relating to the convertible debentures.

Income Taxes.  The Company has incurred net operating losses since inception and accordingly had no income taxes and has not recorded any income tax benefit for those losses, since realization of such benefit is currently uncertain.

Non Cash Change in Fair Value of Derivative Warrants and Conversion Options. For the three months ended September 30, 2006 the non cash change in fair value of derivative warrants and conversion options was a gain of $17.  For the three months ended September 30, 2005 the non cash change in fair value of derivative warrants and conversion options was income of $1,165. For the nine months ended September 30, 2006 the non cash change in fair value of derivative warrants and conversion options was a loss of $322.  For the nine months ended September 30, 2005 the non cash change in fair value of  derivative warrants and conversion options was income of $7,974. These marked to market adjustments are primarily a result of changes in our common stock price at each reporting period related to our June 24, 2004 private placement of our Series A Convertible Preferred Stock and Warrants and our August 11, 2006 private placement of secured Convertible Debentures and Warrants.

Amortization of Debt Discount.  For the three and nine months ended September 30, 2006 the amortization of the debt discount was $201, relating to the August 11, 2006 private placement of secured Convertible Debentures.  This discount, at the time of completion of this private placement on August 11, 2006, was initially recorded for $4,446, and will be amortized using  the effective interest rate method over the three year term of the convertible debentures (see Note 9 to our condensed consolidated financial statements for the three and nine months ended September 30, 2006).

Liquidity and Capital Resources.

As of September 30, 2006, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, are of high quality investment grade and have original maturities of less than three months.

At September 30, 2006, we had cash and cash equivalents of $8,147 as compared to cash and equivalents of $16,277 at December 31, 2005. Net cash used in operating activities was $4,629 and $13,437, respectively, for the three and nine months ended September 30, 2006, as compared to $2,488 and $8,410, respectively used for the same periods in 2005. The increase in net cash used in operating activities was primarily attributable to our increase in expenditures during the three and nine months ended September 30, 2006 compared to the same periods in 2005, related primarily to an increase in staffing of approximately $223 and $1,118, respectively, increased expenditures relating to certain legal settlements of $345 in the third quarter of 2006, a $480 expenditure during the first quarter of 2006 for repurchased products previously sold to General Instrument totaling $1,064, which included the offset of $584 of accounts receivables due the Company, and  increased payments of operating payables and accrued expenditures by $1,016 and $2,792, respectively, for the three and nine months ended September 30, 2006 over the same periods in 2005.  No bad debt expense was recorded for the three and nine months ended September 30, 2006 and 2005.

Cash used for investing activities were primarily a result of investments in equipment for product development and manufacture as well as for general administrative purposes.  For the three month periods ending September 30, 2006 and 2005, such investments were $77 and $106, respectively.  For the nine month periods ending September 30, 2006 and 2005, such investments were $327 and $428, respectively.

Cash provided by financing activities primarily a result of various private placements of our Company’s securities, the issuance of convertible debt,  the exercise of warrants and the exercise of non-executive employees’ and prior employees’ stock options during the three months ended September 30, 2006.  Total cash provided by financing activities was $5,622 compared to $16,965 during the same period in 2005.  For the nine months ended September 30, 2006, cash provided by financing activities totaled $5,634 compared to $18,889 provided during the same period in 2005.

Operations and Liquidity.

To date, we have funded operations primarily through multiple private sales of equity securities, through the issuance of convertible debentures and through an initial public offering of common stock in April 1999. The financing secured on August 11, 2006 (see Note 3 to our condensed consolidated financial statements for the three and nine months ended September 30, 2006)  has added long term debt to the balance sheet and the Company has pledged its asset as collateral.  We continue to evaluate the possibilities to obtain further additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our stockholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.

The report of the independent registered public accounting firm for the year ended December 31, 2005 includes an explanatory paragraph stating that our Company had suffered recurring losses from operations and had an accumulated deficit of $229,092, and that these issues raised substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $166 is required to be redeemed in June 2007, although this redemption can be made in common stock if certain conditions are met.  In addition, the August 2005 private placement includes cash payment penalties of 1.5% per month for the period that the shares in the transaction fail to be registered. The Registration Statement covering the shares under this private placement was not declared effective until June 1, 2006.  Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. For the three months ended September 30, 2006 and 2005 the Company recorded and expensed related penalties of $0 and $0, respectively.  For the nine months ended September 30, 2006 and 2005 the Company recorded and expensed related penalties of $1,248 and $0, respectively. The related unpaid penalties accrued as of September 30, 2006 and December 31, 2005 were $472 and $525, respectively.  On July 25, 2006, the Company amended the terms of the additional investment right that was granted to an investor as part of the August 2005 private placement, with respect to a portion of shares of common stock purchasable thereunder and agreed to apply $158 of accrued penalties towards the exercise price of such amended additional investment right, for the purchase of 129,950 shares of common stock. The penalties had accrued with respect to the Company’s inability to register the shares acquired by such investor in the private placement within 120 days of the transaction.  In consideration for this amendment and application of the exercise proceeds the investor agreed to forego any cash payment of the penalties other than as available through the proceeds of the exercise of the amended investment right and to grant to the Company a release of all claims relating to the late registration of the private placement shares, other than the aforesaid penalties.  The amended additional investment right provides that the investor thereof may purchase the 129,950 shares of common stock for a period of 760 days beginning June 1, 2006 for an exercise price of $1.515 per share.  The terms of the additional investment rights with respect to the remaining 1,424,050 shares of common stock purchasable thereunder remain unchanged.  On July 26, 2006 this investor exercised the additional investment right for 129,950 shares.  On July 31, 2006 the amended additional investment right with respect to the remaining 1,424,050 shares of common stock expired.  The ending of the General Instrument agreement on February 17, 2006 places additional cash burdens on the Company and this could impact our cash requirements and usage.  As part of ending its agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources.  For more details, refer to Note 14 to our condensed consolidated financial statements for the three and nine months ended September 30, 2006.

Management expects, based on our internal forecasts and assumptions including among others, assumptions regarding our short term cash requirements and our projected revenue growth, and including the full funding of $11,000 from the August 11, 2006 transaction completed subsequent to stockholder approval received on October 11, 2006, that we have sufficient cash on hand to meet our obligations into the second half of 2007.

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

Our long term cash requirement obligations are primarily comprised of the items noted above. We have long term debt on the balance sheet as of September 30, 2006 from the financing secured on August 11, 2006 (see Note 3 to our condensed consolidated financial statements for the three and nine months ended September 30, 2006).  We have limited capacity to reduce our workforce and scale back on capital and operational expenditures to decrease our cash usage.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio.  We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

As of September 30, 2006, the Company’s cash and cash equivalents were $8,147, which were comprised of securities having a maturity of less than three months.  Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the nine months ended September 30, 2006 would have decreased by approximately $92. This estimate assumes that the decrease occurred on the first day of 2006 and reduced the yield of each investment instrument by 100 basis points.  The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006.  Our Chief Executive Officer and Chief Financial Officer determined that we have a material weakness (as defined under the standards established by the Public Company Accounting Oversight Board) that exists with respect to our control procedure for the accounting and reporting of complex financial transactions.

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

As a result of the material weakness identified with respect to our control procedures for the accounting and reporting of complex transactions, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not designed and are not effective in ensuring that the information required to be disclosed by our Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Except as identified above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A  RISK FACTORS.

The following sets forth material changes to the risk factors we previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”) in response to Item 1A of Form 10-K. In addition to other information in this Form 10-Q and the 2005 Form 10-K, the following risk factors should be carefully considered in evaluating our company and our business. Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. We also caution you that this Form 10-Q and the 2005 Form 10-K include forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. Future events and circumstances and our actual results could differ materially from those projected in any forward-looking statements. You should carefully consider the risks described below, the other information in this Form 10-Q, the 2005 Form 10-K, the documents incorporated by reference therein and the risk factors discussed in our other filings with the Securities and Exchange Commission when evaluating our company and our business. The risks and uncertainties described below and in the 2005 Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known by us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or part of the money paid to buy our common stock.

Effect of the Secured Convertible Debenture

The secured convertible debentures and warrants may have an adverse impact on the market value of our common stock.

The sale of stock issuable upon conversion of the secured convertible debentures and upon exercise of the warrants issued or issuable in connection with our August 11, 2006 private placement and the subsequent closing thereunder on October 13, 2006, or even the possibility of their sale, may adversely affect the trading market for our common stock and adversely affect the prevailing market price of our common stock.

The existence of rights under such debentures and warrants to acquire our common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership.

The secured convertible debentures and warrants may adversely affect our financial flexibility.

The secured convertible debentures impose a significant debt burden on us that could have adverse consequences on our business. The amount of the debentures could adversely affect us in a number of ways, including the following:

•                  we may be unable to obtain additional  financing  for working capital, capital  expenditures, acquisitions and general corporate purposes;

•                  debt-service requirements could reduce the amount of cash we have available for other purposes;

•                  we may  be  restricted in our ability to make strategic acquisitions and to exploit business opportunities; and

•                  we may be required to make cash payments under the terms of the debentures which would reduce the amount of cash we have available for other purposes.

Our ability to make payments of principal and interest on our debt, whether in cash or shares of our common stock, depends upon our future performance, general economic conditions and financial, business and other factors affecting our operations, many of which are beyond our control.  If we are not able to make these payments with shares of our common stock or generate sufficient cash flow from operations in the future to service our debt we may be required, among other things:

•                  to seek additional financing in the debt or equity markets;

•                  to refinance or restructure all or a portion of our debt; or

•                  to sell assets.

These measures might not be sufficient to enable us to service our debt.  In  addition, any such  financing, refinancing or sale of assets might not be available on economically favorable terms.

The secured convertible debentures and warrants may adversely affect our operational flexibility.

The terms of the August 11, 2006 private placement impose restrictions on us that may affect our ability to successfully operate our business.  The transaction documents contain a number of covenants that may restrict our ability to operate, including, among other things, covenants that restrict our ability:

•                  to incur additional indebtedness;

•                  to pay dividends on our capital stock (except for our preferred stock);

•                  to redeem or repurchase our common stock;

•                  to issue shares of common stock, or securities convertible into common stock;

•                  to use our assets as security in other transactions;

•                  to create liens on our assets; and

•                  to enter into certain transactions with affiliates.

Further, the debentures limit our ability to enter into change of control transactions by providing that any such transaction could constitute an event of default with respect to the debentures.  An event of default could result in acceleration of our indebtedness and permit the investor to foreclose on our assets.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As disclosed in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, we entered into a purchase agreement with an institutional investor on August 11, 2006, providing for the issuance of convertible debentures in an aggregate principal amount of up to $11,000,000. As part of the initial closing thereunder, on August 11, 2006 we issued a convertible debenture in the principal amount of $6,000,000 to the investor (we received $5,600,000 net of deal costs).  The purchase agreement provided for the issuance of additional convertible debentures in an aggregate principal amount of $5,000,000 subject to certain conditions precedent, including stockholder approval of the deal and registration of a portion of the shares of common stock issuable in the transaction. As disclosed in our current report on Form 8-K filed on October 19, 2006, these conditions precedent were satisfied and. on October 13, 2006, we completed the subsequent closing under the purchase agreement and, in connection therewith, we issued a convertible debenture to the investor in the principal amount of the remaining $5,000,000 (we received $4,700,000 net of deal costs).

These convertible debentures have a maturity of three years, an interest rate of 6% per annum, and are convertible at the option of the investor into our common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted average closing price (“VWAP”) of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions).  Interest is payable at maturity, and we may elect to pay the interest amount in cash or shares of our common stock.

As part of these private placements, we issued to the investor five-year warrants to purchase a total of up to 2,595,000 shares of our common stock, with 1,145,000 of the warrants having an exercise price of $1.85 per share (with 624,545 of these warrants issued at  the initial closing and 520,455 issued at the subsequent closing), 1,100,000 of the shares having an exercise price of $2.35 per share (with 600,000 of these warrants issued at the initial closing and 500,000 issued at the subsequent closing), and 350,000 warrants having an exercise price of $2.60 per share (with 190,909 of these warrants issued at the initial closing and 159,091 issued at the subsequent closing). As part of the initial closing, we also issued to the investor 177,419 shares of our common stock.

The convertible debentures provide that we have the right to redeem all or any portion of the principal amount of the debentures in cash at any time upon not less than four business days notice if the closing price of our stock is less than $1.75 per share. Such early redemption will, however, require us to pay a 10% prepayment premium. In addition, without any prepayment premium, we have the right to force the holder to convert a maximum of $500,000 of the aggregate principal amount of the debentures in any thirty day period if for five consecutive trading days the VWAP of our common stock is above $1.925 per share but less then $3.50 per share and providing the daily trading volume exceeds 200,000 shares for these five days, and certain other conditions are met. If the VWAP of our common stock is greater than $3.50 per share for 30 consecutive trading days, the daily trading volume exceeds 250,000 shares for five days prior, and if certain other conditions are met, we can also force the holder to convert all or any portion of the outstanding principal and interest into shares of our common stock without any prepayment premium.

There are some restrictions on the holder’s right to convert the debentures.  The holder cannot make any conversions below $1.75 per share (i) until the earlier of the date registered common stock can be issued pursuant to such conversion or January 1, 2007, (ii) which would exceed $500,000 in aggregate principal amount in any calendar month, or (iii) which would result in the issuance of more than 840,000 shares of our common stock per calendar month in the aggregate (provided that this maximum share limit will be waived by us unless we elect to pay the holder in cash the difference in value between 840,000 shares and the number of shares the holder wishes to convert, up to the $500,000 per month conversion limit).  If we are in default under the debentures these limitations are waived. The holder is also not restricted in making conversions at $1.75. In no case, however, may the holder convert the debentures if (x) it would result in beneficial ownership of more than 9.99% of our outstanding common stock (though this provision can be waived by the holder upon 65 days prior notice), or (y) such conversion would, without stockholder approval, cause us to issue more than 19.99% of our outstanding shares as determined immediately prior to consummation of the transaction.  Under certain circumstances, the debentures holder is entitled to have the conversion price adjusted to correspond to common stock holders’ rights to any stock dividend, stock split, stock combination or reclassification of shares. The $1.75 conversion price is also subject to a weighted average dilution adjustment if we issue shares (apart from certain excluded issuances) of our capital stock at an effective price of less than $1.75 per share.  We also granted the debentures holder a security interest in all of our assets.

The aggregate number of shares that may be issued in connection with the private placements, including the shares issued at the initial closing, and the shares issuable upon conversion of the debentures, exercise of the warrants, and payment of liquidating damages pursuant to the registration rights agreement, has been limited to 61,111,111 shares of common stock.

The shares issued at the initial closing, the convertible debentures and the warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded to transactions not involving a public offering by Section 4(2) of that Act and Rule 506 thereunder.

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

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws (1)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 18, 2004 (3)
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 23, 2004 (2)
4.1	Securities Purchase Agreement, dated as of August 11, 2006, by and among the Company and Cornell Capital Partners, LP (4)
4.2	Investor Registration Rights Agreement, dated August 11, 2006, by and among the Company and Cornell Capital Partners, LP (4)
4.3	Form of Secured Convertible Debenture issuable by the Company to Cornell Capital Partners, LP pursuant to the Securities Purchase Agreement, dated as of August 11, 2006 (4)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(1) Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended March 31, 1999.

(2) Incorporated by reference to the exhibits to our Form 8-K Current Report filed on June 25, 2004 (Exhibit 3.1).

(3) Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended September 30, 2004 as filed on November 17, 2004.

(4) Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended June 30, 2006 as filed on August 14, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Date:	November 9, 2006	/s/ Hal M. Krisbergh
Hal M. Krisbergh
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2006	/s/ Joel Boyarski
Joel Boyarski
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)