Form 10-K
period 2006-12-31
WORLDGATE COMMUNICATIONS INC
filed 2007-03-16
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $52 million as of June 30, 2006, based on the closing sale price of $1.64 per share of common stock, as reported on the NASDAQ Capital Market.

The number of shares of the registrant’s common stock outstanding as of March 9, 2007 was 42,260,446.

DOCUMENTS INCORPORATED BY REFERENCE

None

WORLDGATE COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2006

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

PART I

Item 1.                        Business

WorldGate Communications, Inc. was incorporated in Delaware in 1996 to succeed to the business of our predecessor, WorldGate Communications, L.L.C., which commenced operations in March 1995. In April 1999, we completed our initial public offering of 5,750,000 shares of our common stock. Our common stock is traded on the NASDAQ Capital Market under the symbol “WGAT.”  Our executive offices are located at 3190 Tremont Avenue, Suite 100,Trevose, Pennsylvania 19053.

Overview

Since our formation in 1995 and until the first quarter of 2004, we were in the business of developing and selling interactive television, or ITV, technology, products and services for use in conjunction with cable TV broadband networks (the “ITV Business”). Using our solutions, cable TV operators branded, marketed, and offered a wide variety of ITV packages to consumers. These packages included walled gardens of information, communications solutions complete with Internet-based e-mail and chat, and Web surfing, all presented and engaged on the TV set. During 2003 we elected to shift our business away from the ITV Business and toward a new video phone product and associated business, and in the third quarter of 2003, we completed a sale of significant assets, including our ITV intellectual property rights and our membership interest in TVGateway, LLC, for $3,000,000 in cash to TVGateway, LLC, an ITV oriented company we were instrumental in forming. Although we continued to support our ITV Business into the first quarter of 2004, the development of our video phone product became a primary business focus. The funds we received from the sale of assets to TVGateway, LLC, as well as the funds we subsequently received as a result of several private placements of our securities have permitted us to fund the development of our new business.

During 2004, we continued development of a video phone, designed specifically for personal video communication over high speed data (“HSD”) or broadband networks, that we believe is differentiated, both from competitors and from previous efforts at personal video telephony, by providing: “true to life” communication (meaning that images and sounds are synchronized, that there are minimum delays between the two ends of the communication, and that the quality of the images is similar to what we perceive with traditional television), ease of deployment by HSD operators, ease of use by residential and business end users, and a highly styled ergonomic design. The design of our first video phone product, branded as Ojo, was substantially completed in late 2004 and field trials were commenced. Commercial distribution of this product commenced in the spring of 2005.

On April 28, 2004, we entered into a multi-year agreement with General Instrument Corporation d/b/a the Connected Home Solutions Business of Motorola, Inc. (“General Instrument”) for the worldwide development and distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products. On February 17, 2006, we mutually agreed with General Instrument to end this agreement. The ending of this agreement immediately terminated exclusivity for both parties. In addition to its current role for development and manufacture of Ojo, WorldGate assumed direct responsibility and control for the advertising, marketing, and distribution of its products.  Under its agreement with General Instrument, WorldGate had been active in marketing and promoting its products, and working with General Instrument to distribute Ojo. WorldGate is continuing the rollout of Ojo using many of the same distributors, retailers and service providers, and has subsequently expanded distribution to service providers and retailers around the world. As part of ending its agreement with General Instrument, and in anticipation of our inventory requirements as a result of taking full responsibility for product distribution, we negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765,000 (based upon the original sales price to General Instrument), for approximately $1,064,000. This is less than half of what it would cost the Company to purchase the same inventory from our manufacturing sources. As a result the Company recorded a reserve for returns and reduced revenue in the amount of approximately $2,310,000 during the fourth quarter of 2005. In addition the Company recorded no revenue for units shipped to General Instrument in the first quarter 2006 and recorded a gain on termination of this agreement of approximately $1,843,000 for the year ended December 31, 2006,  (net of the cost of rework for rebranding the product and the adjustment of the inventory to its current replacement value) and reversal of the product refund program reserve ($212,000) as well as an adjustment of the warranty reserve for products repurchased ($233,000), both of which resulted from termination of the Company’s agreement with General Instrument.

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

Our business model is based on the sale of video phones and related products and services. Our products are being marketed to HSD network operators as well as to consumers through traditional consumer electronics distribution channels. We believe that HSD operators could realize significant recurring revenue streams associated with offering our product to end users. We have also developed this product to require very minimal capital investment or incremental costs by such operators. Our marketing objective is to have our video phones supplement and hopefully replace ordinary home and business phones worldwide.

General Product Description

We have developed a video phone, ergonomically designed specifically for in-home and business, personal video communication. We have identified several issues that have interfered with commercial success and consumer acceptance of video phones and sought to address each of these issues within the Ojo video phone. The Ojo video phone was designed for use on the existing HSD network infrastructure. Certain models of the Ojo phone will, however, also connect to the analog phone line for interoperability with the voice only communications offered by the existing public switched telephone network (“PSTN”) and VoIP networks. Ojo, therefore, can be used for video calls, for ordinary voice only calls as well as for voice over Internet protocol, or VoIP calls. We believe that Ojo is differentiated, both from competitors and from previous efforts at personal video telephony, by providing: true to life communication (meaning that images and sounds are synchronized, that there are minimum delays between the two ends of the communication, and that the quality of the image is similar to what is experienced with television), interoperation with the PSTN and VoIP, ease of deployment by HSD operators, ease of use by consumers, and a highly styled ergonomic design. We believe Ojo uniquely leverages the recent development of a state of the art connectivity infrastructure, as well as the convergence of the latest improvements in compression technology, processing power and bandwidth availability, to help ensure, enable and maintain dedicated high quality end-to-end connections.

Material Developments for WorldGate since December 31, 2005

The following is a summary of material developments for us that have occurred since December 31, 2005:

On February 17, 2006, we mutually agreed with General Instrument to end a multi-year agreement with them for the worldwide development and distribution of the Ojo personal video phone. This agreement, which we entered into on April 28, 2004, provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products. The ending of this agreement immediately terminated the exclusivity for both parties, and WorldGate now has direct responsibility and control for the advertising, marketing, and distribution of its products.

On March 13, 2006 we introduced the Ojo™ Shadow, a lower cost version of our personal video phone.

On August 11, 2006, we entered into a purchase agreement with an institutional investor providing for the issuance of convertible debentures in an aggregate principal amount of up to $11,000,000, and as part of the initial closing thereunder a convertible debenture in the principal amount of $6,000,000 (we received $5,615,000 net of transaction costs) was issued to the investor. This purchase agreement provided for the issuance of additional convertible debentures in an aggregate principal amount of $5,000,000 subject to certain conditions precedent, including stockholder approval of the deal and registration of a portion of the shares of common stock issuable in the transaction. These conditions precedent were satisfied by the Company and on October 13, 2006, we completed a private placement with this investor of a convertible debenture in the principal amount of the remaining $5,000,000 (we received $4,700,000 net of transaction costs). These debentures have a maturity of three years, an interest rate of 6% per annum, and are convertible at the option of the investor into our common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted average closing prices (“VWAP”) of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions). Interest is payable at maturity, and we may elect to pay the interest amount in cash or shares of our common stock. As part of the private placement, we also issued to the investor 177,419 shares of our common stock and five-year warrants to purchase a total of up to 2,595,000 shares of our common stock, of which 1,145,000 shares were at an exercise price of $1.85 per share, 1,100,000 shares were at an exercise price of $2.35 per share and 350,000 shares were at an exercise price of $2.60 per share. The convertible debentures provide that we have the right to redeem all or any portion of the principal amount of the debentures in cash at any time upon not less than four business days notice if the closing price of our stock is less than $1.75 per share. Such early redemption will, however, require us to pay a 10% prepayment premium. In addition, without any prepayment premium, we have the right to force the holder to convert a maximum of $500,000 of the aggregate principal amount of the debentures in any thirty day period if for five consecutive trading days the VWAP of our common stock is above $1.925 per share but less then $3.50 per share and providing the daily trading volume exceeds 200,000 shares for these five days, and certain other conditions are met. If the VWAP of our common stock is greater than $3.50 per share for 30 consecutive trading days, the daily trading volume exceeds 250,000 shares for five days prior, and if certain other conditions are met, we can also force the holder to convert all or any portion of the outstanding principal and interest into shares of our common stock without any prepayment premium.

Business Plan

General.   Our business model is primarily based upon the sale of Ojo video phones and related products and services. It is our plan for Ojo video phones to be distributed through and in partnerships with HSD network providers, as well as through traditional electronics distribution channels. Video phone service, using the Ojo video phone, is expected to be offered by HSD network providers as a means of attracting new HSD subscribers as well as maintaining existing subscribers. We believe that HSD network providers could realize potentially significant recurring incremental revenue streams associated with offering products such as our Ojo video phone, and accordingly we believe they will embrace the concept and business model. The suggested consumer offering for a video phone service follows the traditional HSD model, which may involve a subsidy of the required hardware by the recurring service fee. We anticipate that video phone service subscribers will be able to either purchase Ojo or lease a unit from the HSD network provider. There is also a parallel market for sales of video phones directly to consumers through the standard consumer electronic channels. Sales of video phones through this channel still require a video phone service and the Company is currently offering such a video phone service, using the Ojo video phone, for units sold through this channel.

Manufacturing.   Ojo video phones are manufactured in Asia, to take advantage of the base of lower labor, tooling and component costing. A formal relationship with Mototech Inc. which is not an affiliate of General Instrument or Motorola) has already been established for the volume manufacture of Ojo. Mototech along with U.S. Robotics and SMC Networks, are affiliates of the Accton Technology Group, a group of Taiwanese manufacturers that we believe are well-known in the electronics industry. Mototech’s responsibilities in this role include:

•       product design finalization for manufacturing;

•       component selection and procurement;

•       tool sourcing and management;

•       coordination of Ojo manufacturing;

•       implementation and monitoring of Ojo’s Quality Plan; and

•       product cost reduction.

Under the agreement, Mototech is required to manufacture products in response to purchase orders issued by our company. Although our company has no obligation to purchase any particular volume of products under the agreement, Mototech is generally required to accept all purchase orders, subject to certain limits described in the agreement. As part of our agreement with Mototech we retain formal sign-off control over any product, specification, or component changes proposed by Mototech. We also maintain all rights to the Ojo technology and intellectual property, as well as the right to second source the Ojo product. Our agreement with Mototech permits Mototech and our company to terminate the agreement at any time by giving 90 days written notice to the other party. The components and raw materials used in our Ojo video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability.

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

WorldGate continues the rollout of Ojo using many of the same distributors, retailers and service providers, and plans to expand distribution to service providers and retailers around the world.

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

Business Phone Products.   Most of these products are targeted for corporate use and are relatively high priced. Generally, the ergonomic design of these units emulates that of a traditional office telephone with the addition of a camera and display. The products use standard corporate gray or black material colors, familiar button shapes and designs, traditional style handsets for non-speakerphone conversation and often have business feature sets. For connectivity these products use VoIP, PSTN or ISDN. The main competitors in this sector include 8x8 Inc., Motion Media PLC, Grandstream, and Leadtek Research Inc.

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

Intellectual Property

We plan to rely on patent, trade secret, trademark and copyright law to protect our video phone intellectual property. Although we have filed multiple patent applications for our products and technology, we currently only hold one issued patent in the United States (a design patent issued in December 2006 and valid for a 14 year term thereafter. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, there can be no assurance that additional patents will be issued pursuant to our current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

Government Regulation

Our Ojo video phone is required to comply with various laws and government regulations, including Parts 15 and 68 of the FCC’s regulations in the United States, which relate to radio frequency devices and to terminal equipment that is connected to the telephone network. The legal and regulatory environment that pertains to our business is uncertain and changing rapidly. New legislation or regulation, such as that currently being considered for limiting the environmentally hazardous substances that are currently found in most electronic devices, could be introduced that could substantially impact our ability to distribute our Ojo video phone products. Similarly the FCC and other comparable regulatory commissions could undertake an examination of whether to impose surcharges or additional regulations upon certain providers of Internet protocol, or IP, based communication services. The imposition of regulations on IP communications services may negatively impact our business.

Research and Development

To date, our engineering and product development has been a significant focus. The principal focus of our current engineering activities is the continued development and enhancement of our Ojo video phone. Development of the Ojo video phone has required combining technical experience and knowledge from two historically separate industries, cable and telephony. Our engineering and development expenditures in connection with our Ojo video phone were approximately $3,557,000, $5,727,000 and $6,238,000 for the years ended December 31, 2004, 2005 and 2006 respectively, virtually all of which was spent on the development of the video phone product and services.

Employees

As of December 31, 2006, on a consolidated basis, we had approximately 70 full-time employees. With the exception of one employee located in Houston, Texas, our employees are all located in Trevose, Pennsylvania. None of our employees are represented by a labor union, and we have no collective bargaining agreement. We consider our employee relations to be good.

Financial Information Relating to Foreign and Domestic Operations and Export Sales from Continuing Operations (Dollars in Thousands)

	2004	2005	2006
Net revenues from continuing operations by geographic area:
United States	$231	$1,558	$1,326
Foreign(*)	0	0	1,450
Total	$231	$1,558	$2,776
Loss from continuing operations (all from United States operations)	$(19,461)	$(6,851)	$(17,609)
Identifiable assets within the United States	$13,172	$20,684	$14,251
Identifiable foreign assets (hardware and tooling for manufacturing) in Taiwan, R.O.C.	$650	$545	$315

*                    Net revenues for the twelve months ended December 31, 2006 include net revenues primarily derived from sales to customers located in Taiwan, R.O.C. ($405), in the Russian Federation ($718), in Israel ($251), in New Zealand ($59) and others ($17).

Please refer to “Foreign Currency Exchange Risk” on page 25 for additional information.

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

Item 1A.                Risk Factors

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

The report of the independent registered public accounting firm for the year ended December 31, 2006 included an explanatory paragraph stating that our company has suffered recurring losses from operations and had an accumulated deficit of $246,806,000 that raised substantial doubt about our company’s ability to continue as a going concern. No assurances can be given that the issues that led our independent registered public accounting firm to this conclusion will be addressed or that our business will continue to operate as a going concern.

We are subject to complex and changing rules and regulations concerning corporate governance and financial accounting standards, which may affect our reported financial results or the way we conduct business, or our ability to ensure proper financial reporting and adequate internal controls.

The Sarbanes-Oxley Act, which was signed into law in July 2002, among other things, mandated that companies adopt new corporate governance measures and imposed comprehensive reporting and disclosure requirements. These rules, regulations and requirements increased the scope, complexity, and cost of our corporate governance, reporting, and disclosure practices. Furthermore, generally accepted accounting principles in the United States, including those affecting the accounting for complex financial transactions, have been the subject of change as well as frequent review and interpretation by the SEC, as well as by national and international accounting standards bodies. Such changes, reviews and interpretations may have a significant effect on our reported results of operations, including the results of transactions entered into before the effective date of the changes.  A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. To address this material weakness the Company engaged outside experts to provide counsel and guidance in areas where we cannot economically maintain the required expertise internally.  At December 31, 2006 we identified a material weakness with respect to the Company’s application of GAAP with regard to the recording of inventory at the lower of cost or market. To address the material weakness related to the application of GAAP with regard to the recording of inventory at the lower of cost or market the Company intends to implement formal procedures to ensure that period ending inventory is analyzed and documented consistent with GAAP. No assurance can be given, however, that such counsel and guidance and procedures will be sufficient to remedy material weaknesses or to ensure that a future material misstatement may not occur within our financial statements.

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

•       consumer and business demand for, and acceptance of, the video phone products;

•       our unproven and evolving business model;

•       the entrance of significant competitors into the video phone marketplace

•       the introduction of newer video phone technology rendering our technology obsolete

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

Under our development and distribution agreement with General Instrument, General Instrument was responsible for the distribution of our products and for the direct relationship with the distributors, dealers, and other resellers ultimately used to sell the products. In addition, General Instrument marketed our products and maintained an inventory of our products. General Instrument also maintained the necessary infrastructure to handle the logistics for performing these functions, including customer ordering, inventory warehousing, billing, customer service, credit and accounts receivable functions for multiple customers. In performing these functions General Instrument carried the associated risks, costs and expenses. As a result of ending our agreement with General Instrument, we are now directly assuming these responsibilities and associated risks, costs and expenses, and this places increased demands on the cash which we have available. We will also be required to develop new, or expand existing, infrastructure to handle these logistical functions. There can be no assurance that the development or expansion of capabilities can be accomplished in an efficient and cost effective manner. In addition, General Instrument’s price of our product to its reseller customers included a mark-up from its cost of the product from us that was intended to reflect its risks, cost and expenses, plus its profit. We are charging these reseller customers a lower price and we cannot be assured that the new price will include a sufficient mark-up to cover the risks, costs and expenses that is now our responsibility going forward. Furthermore all of our revenue for the sale of our video phones was derived from General Instrument under the development and distribution agreement and there were minimal administrative costs associated with billing and collecting this revenue. We now have multiple customers and bear the associated increased administrative costs and risks of collection.

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

We rely on third parties to provide certain marketing and distribution services for our video phone products. If our vendors fail to deliver their services in an appropriate, reliable, timely and cost-efficient manner, our business will suffer.

Prior to February 17, 2006 the Company relied upon General Instrument to provide the marketing and distribution for its products. As of such date, the Company and General Instrument agreed to end their development and distribution agreement and the Company assumed full responsibility for product sale and distribution in all channels. In addition to direct sales on our web site, we will continue to rely upon a distribution organization of dealers, distributors, original equipment manufacturers, value added resellers, service providers and other resellers to market and sell our video phone products, many of which are the same as those used by General Instrument. WorldGate also plans to expand distribution to service providers and retailers around the world.   Given our limited experience in dealing with the retail distribution channel, there can no assurance that we will be able to successfully and expeditiously conclude retail distribution agreements with the necessary retailers and distributors.   These resellers are able to set their own policies regarding the pricing of our products and the advertising, marketing and other promotional efforts applicable to our products. In addition they determine how prominently our products are displayed and demonstrated. If our resellers’ policies are not effective or if our products are not given adequate prominence, our sales of our products may be negatively impacted and our operating results would be adversely affected. In this event our revenue could be significantly reduced and we could lose potential customers for our products.

With the end of our development and distribution agreement with General Instrument, we are no longer able to use the Motorola brand in association with our products, or General Instrument’s other resources in marketing and distributing our products.

The Motorola brand made available by General Instrument is a widely recognized brand that is almost synonymous with cell phone, radios and other widely distributed electronic products. In addition, General Instrument brought significant resources in the areas of advertising, sponsorship, sales force and distribution logistics. With the end of our agreement with General Instrument, we have phased out the Motorola branding and we are no longer eligible to benefit from the other resources that they offered. This may negatively impact the perception of our products and will require increased efforts on our part to market and promote our products and to efficiently and successfully sell and distribute our products, and there can be no assurance that we will be successful in our efforts.

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

We may be subject to exchange rate fluctuations that could impact on the cost of product and our revenues.

Although our agreement with Mototech  Inc. (not an affiliate of General Instruments or Motorola), our contract manufacturer in Taiwan, is denominated in U.S. dollars, their material acquisition costs are subject to exchange rate changes that could impact our product costs. Unfavorable exchange rate fluctuations could impact our cost of goods and result in increased product pricing that may hamper our ability to sell the units at a price acceptable to our customers or consumers. Our current revenues are all denominated in US dollars. In the future, should we derive revenues that are denominated in foreign currency, our revenue would be subject to exchange rate fluctuations and could be impacted as a result.

We are highly dependent on our key personnel to manage our business, and because of competition for qualified personnel we may not be able to recruit or retain necessary personnel.

Our continued growth and success depend to a significant degree on the continued services of our senior management and other key employees and our ability to attract and retain highly skilled and experienced technical, managerial, sales and marketing personnel. We have historically been a developer of products related to ITV. Our video phone business represents an expansion into the development of HSD communications hardware and software products in which we have limited experience. In our new video phone business, we also expect to encounter new product development challenges, new customer requirements, new competitors and other new business challenges, with which our existing management may be unfamiliar. There can be no assurance that we will be successful in recruiting new personnel or in retaining existing personnel. None of our employees are subject to a long-term employment agreement.

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

The legal and regulatory environment that pertains to our business is uncertain and changing rapidly. New legislation or regulations could be introduced in any country that could substantially impact our ability to launch and promote the Ojo video phone in that country. For example the Federal Communications Commission (FCC) or a comparable regulatory authority could undertake an examination of whether to impose surcharges or additional regulations upon certain providers of Internet protocol, or IP, based communication services. The imposition of regulations on IP communications services may negatively impact our business. Similarly the adoption of regulations prohibiting the use of certain substances commonly found in electronic components could likewise increase the costs of our products, delay product introductions and otherwise negatively impact our business.

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

Our common stock is listed on the NASDAQ Capital Market. If our common stock is listed on The NASDAQ Global Market or The NASDAQ Capital Market at the time of a proposed equity financing resulting in the sale and issuance of twenty percent or more of the outstanding shares of our capital stock, we may be required to obtain stockholder approval of such issuance. There can be no assurance that we will be able to obtain any necessary stockholder approval, and the failure to obtain such approval could limit our ability to obtain needed capital.

In the event that our common stock is delisted from NASDAQ Capital Market, it may be subject to the requirements of the rules relating to “penny stocks.”

Our common stock is currently listed on the NASDAQ Capital Market, which has requirements for the continued listing of stock. If we fail to continue to meet these listing requirements we will become subject to delisting. For example, if our common stock trades below $1.00 for 30 consecutive trading days, or if we fail to meet any of the other listing requirements including the timely filing of our required financial reports or the market capitalization, minimum stockholders’ equity requirements and keeping required filings current, our common stock may be delisted from the NASDAQ Capital Market. If our shares are delisted from the NASDAQ Capital Market, they are likely to become subject to the SEC penny stock rules, which could adversely affect the market liquidity of our common stock. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors; and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline, and you could find it more difficult to sell your stock.

Our stock price is volatile.

The trading price for our common stock has been volatile, ranging from a sales price of $0.22 in March 2003, to a sales price of just under $7.00 per share in the first quarter of 2005. The trading price for our common stock during the period from January 3, 2006 to December 29, 2006 ranged from $1.06 to $2.30. The price has changed dramatically over short periods with changes of over 60% percent in a single day. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

Prior offerings of our common stock may have an adverse impact on the market value of our stock.

On multiple occasions we have issued shares of our common stock as part of various private placements to certain institutional investors and as part of these transaction filed multiple registration statements, which provided for the sale or distribution of these shares by these institutional investors. When these investors sell their shares we will not receive any proceeds from the sales. The sale of these blocks of stock, or even the possibility of their sale, may adversely affect the trading market for our common stock and reduce the price available in that market.

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

On multiple occasions we have issued shares of our common and preferred stock, issued convertible debentures, as well as issued warrants and additional rights to acquire our common stock, to certain institutional investors in private placement transactions. The various agreements providing for these private placement transactions included numerous provisions intended to protect such institutional investors. For example, the Company is required to continually maintain effective registration statements permitting the investors to sell their shares of common stock. Failure to comply with such requirements may result in damages to the investors and result in obligations to make cash payments to the investors. The investors may also be entitled to receive more shares than originally allocated in the event the Company subsequently issues shares to other investors at a lower valuation than that afforded to the investors. In addition, the investors may be entitled to receive cash payments instead of shares upon the redemption of certain securities in the event that certain defined events occur including a lapse in the registration statement, being de-listed on certain specified exchanges, trading in the Company’s stock is suspended, or a change in control occurs with respect to the Company.

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

Item 2.                        Properties.

Our corporate headquarters is located in Trevose, Pennsylvania in a leased facility consisting of approximately 42,500 square feet at an annual fee of $11.74 per square foot, with a 3% increase annually. The current lease has a five year term effective September 1, 2005. The lease is cancelable by either party with eight months notice, with a termination by the tenant including a six months termination fee.

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

Item 4.                        Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders held on October 11, 2006, our stockholders elected six members to our Board of Directors. Those elected to the Board were Hal M. Krisbergh, Steven C. Davidson, Clarence L. Irving, Jr., Martin Jaffe, Jeff Morris and Lemuel Tarshis.

The results of the voting for each member of our Board of Directors are as follows:

Nominee	FOR	WITHHELD
Steven C. Davidson	32,539,590	1,169,770
Martin Jaffe	32,540,817	1,168,543
Clarence L. Irving, Jr.	32,753,563	955,797
Hal M. Krisbergh	32,749,423	959,937
Jeff Morris	32,755,545	933,815
Lemuel Tarshis	32,537,499	1,171,861

Additionally our stockholders ratified and approved the Company’s issuance of common stock in accordance with the terms of the August 2006 private placement, with a vote as follows:

FOR:	11,835,246
AGAINST:	1,069,069
ABSTENTIONS:	673,491
BROKER NON-VOTES:	20,131,554

Our stockholders also approved the proposed amendment of the Company’s Certificate of Incorporation to increase the authorized shares of the Company’s common stock from 80 million to 120 million with a vote as follows:

FOR:	31,801,365
AGAINST:	1,809,489
ABSTENTIONS:	98,503

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock, $0.01 par value, is traded on the NASDAQ Capital Market under the symbol “WGAT.”  The following table shows the high and low sales price as reported by the NASDAQ Capital Market, for each quarter of 2005 and 2006.

	High	Low
Year Ended December 31, 2005
First Quarter	$6.89	$3.30
Second Quarter	6.03	2.95
Third Quarter	4.60	2.02
Fourth Quarter	3.40	1.62
Year Ended December 31, 2006
First Quarter	$2.30	$1.06
Second Quarter	2.16	1.14
Third Quarter	1.85	1.08
Fourth Quarter	1.60	1.14

As of March 9, 2007, we had 331 holders of record of our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, to finance the growth and development of our business. The terms of our currently issued preferred stock impose a preference to the payment of any dividend on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 regarding securities authorized for issuance under the Company’s equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,913,689	$1.90	2,091,682	(1)
Equity compensation plans not approved by security holders(2)	—	—	—
Total	4,913,689	1.90	2,091,682	(1)

(1)          2003 Equity Incentive Plan. The 2003 Equity Plan has an automatic annual increase in the number of shares reserved for issuance in an amount equal to the lesser of 4% of the then outstanding shares of our Common Stock or 1,000,000 shares.

(2)          The Company does not maintain any equity compensation plans that have not been approved by its stockholders.

In 2003 the Company adopted an equity incentive plan (the “Equity Plan”) which was approved by stockholders in November, 2004. The principal features of our Equity Plan are summarized below, but the summary is qualified in its entirety by reference to our Equity Plan, which was filed as exhibit 10.6 to the Company’s Proxy Statement to shareholders filed September 3, 2004.

This plan provides for the grant of equity awards to such officers, other employees, consultants and directors of WorldGate and our affiliates as the Compensation and Stock Option Committee may determine from time to time. Although various types of awards are available under the Equity Plan, including non-qualified and incentive stock options, restricted stock and performance based awards, currently only stock options have been granted. Such options vest in equal installments over a four-year period, and expire ten years following the date of its grant, subject to acceleration in the event of some changes of control of WorldGate, and earlier termination upon cessation of employment. The Equity Plan has an automatic annual increase in the number of shares reserved for issuance in an amount equal to the lesser of 4% of the then outstanding shares of our Common Stock or 1,000,000 shares.

To administer our Equity Plan, the Compensation and Stock Option Committee must consist of at least two members of our board of directors, each of whom is a “non-employee director” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, or the Exchange Act and, with respect to awards that are intended to constitute performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, an “outside director” for the purposes of Section 162(m). The Compensation and Stock Option Committee, among other things, interprets our Equity Plan, selects award recipients, determines the type of awards to be granted to such recipients and determines the number of shares subject to each award and the terms and conditions thereof. The Compensation and Stock Option Committee may also determine if or when the exercise price of an option may be paid in the form of shares of our common stock and the extent to which shares or other amounts payable with respect to an award can be deferred by the participant. Our board of directors may amend or modify our Equity Plan at any time. In addition, our board of directors is also authorized to adopt, alter and repeal any rules relating to the administration of our Equity Plan and to rescind the authority of the Compensation and Stock Option Committee and thereafter directly administer our Equity Plan. However, subject to certain exceptions, no amendment or modification will impair the rights and obligations of a participant with respect to an award unless the participant consents to that amendment or modification.

Our Equity Plan will continue in effect until terminated by us in accordance with its terms, although incentive stock options may not be granted more than 10 years after the adoption of our Equity Plan.

The following performance graph compares the yearly percentage change in the cumulative total return to stockholders on the company’s common stock, assuming reinvestment of dividends, with similar returns for  the Nasdaq Telecommunications Index, Nasdaq Stock Market (U.S.) Index and the Dow Jones Internet Commerce Index, all of which include the company.

Item 6.                        Selected Financial Data.

The following table sets forth selected consolidated financial information for the five-year period ended December 31, 2006. This data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except share and per share data)
Net revenues	$—	$—	$231	$1,558	$2,776
Cost of revenues	—	—	103	2,012	3,369
Gross margins	—	—	128	(454)	(593)
Costs and expenses:
Engineering and development	—	1,963	3,557	5,727	6,238
Sales and marketing	—	466	1,362	3,755	3,395
General and administrative	—	3,368	5,119	5,528	6,983
Depreciation and amortization	—	—	477	693	720
Total expenses from continuing operations	—	5,797	10,515	15,703	17,336
Loss from operating activities of continuing operations	—	(5,797)	(10,387)	(16,157)	(17,929)
Interest and other income	—	—	1,023	718	461
Change in fair value of derivative warrants and conversion options	—	—	(10,091)	8,594	(435)
Gain on contract termination	—	—	—	—	1,843
Amortization of debt discount	—	—	—	—	(1,354)
Interest and other expense	—	—	(6)	(6)	(194)
Loss from continuing operations	—	(5,797)	(19,461)	(6,851)	(17,608)
(Loss) income from discontinued operations	(19,210)	(2,908)	36	—	—
Net loss	(19,210)	(8,705)	(19,425)	(6,851)	(17,608)
Accretion on preferred stock ,dividends and deemed dividends	—	—	(951)	(3,922)	(106)
Net loss available to common stockholders	$(19,210)	$(8,705)	$(20,376)	$(10,773)	$(17,714)
Basic and diluted loss from continuing operations per common share	$0.00	$(0.25)	$(0.70)	$(0.19)	$(0.44)
Basic and diluted (loss) income from discontinued operations per common share	$(0.81)	$(0.12)	$(0.00)	$(0.00)	$0.00
Basic and diluted net loss per common share	$(0.81)	$(0.37)	$(0.70)	$(0.19)	$(0.44)
Basic and diluted net loss available to common stockholders per common share(1)	$(0.81)	$(0.37)	$(0.73)	$(0.30)	$(0.44)
Weighted average common share outstanding—basic and diluted	23,573,935	23,259,611	27,881,347	35,449,225	39,992,499
Net loss available to common stockholders	$(19,219)	$(8,705)	$(20,376)	$(10,733)	$(17,714)
Basic and diluted net loss available to common stockholders per common share	$(0.81)	$(0.37)	$(0.73)	$(0.30)	$(0.44)
Balance sheet data:
Cash and cash equivalents	$3,807	$3,365	$11,840	$16,277	$10,067
Total assets	14,019	5,117	13,822	21,229	14,566
Redeemable Preferred Stock	—	—	2,995	379	141
Total stockholders’ equity (deficiency)	7,295	3,680	(5,572)	13,717	2,002
Other data:
Common shares outstanding	23,077,963	25,706,843	30,865,777	39,511,519	41,535,443

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

On April 28, 2004, we entered into a multi-year agreement with General Instrument Corporation d/b/a the Connected Home Solutions Business of Motorola, Inc. (“General Instrument”) for the worldwide development and distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products. On February 17, 2006, we mutually agreed with General Instrument to end this agreement. The ending of this agreement immediately terminated exclusivity for both parties. In addition to its current role for development and manufacture of Ojo, WorldGate assumed direct responsibility and control for the advertising, marketing, and distribution of its products.

Under our development and distribution agreement with General Instrument, General Instrument was responsible for the distribution of our products and for the direct relationship with the distributors, dealers, and other resellers ultimately used to sell the products. In addition, General Instrument marketed our products and maintained an inventory of our products. In performing these functions General Instrument carried the associated risks, costs and expenses. As a result of ending our agreement with General Instrument, we assumed these responsibilities and the associated risks, costs and expenses, and this places increased demands on the cash which we have available. Although General Instrument’s price of our product to its reseller customers included a mark-up from its cost of the product from us that was intended to reflect its risks, cost and expenses, plus its profit, we are charging these reseller customers a lower price and we cannot be assured that the new price will include a sufficient mark-up to cover the risks, costs and expenses that is now our responsibility going forward.

Under its agreement with General Instrument, WorldGate had been active in marketing and promoting its products, and working with General Instrument to distribute Ojo. WorldGate is continuing the rollout of Ojo using many of the same distributors, retailers and service providers and plans to expand distribution to service providers and retailers around the world. In addition to direct sales on our web site, we will continue to rely upon a distribution organization of dealers, distributors, original equipment manufacturers, value added resellers, service providers and other resellers to market and sell our video phone products, many of which are the same as those used by General Instrument. To enable our own retail distribution efforts we have hired an experienced retail consumer electronics executive to direct our efforts in this area. To create retail and consumer interest and build demand for the product, the Company has lowered the wholesale and manufacturer suggested retail prices. As the result of ending our agreement with General Instrument, we have dropped the Motorola brand.

General Instrument also maintained the necessary infrastructure to handle distribution logistics, including customer ordering, inventory warehousing, billing, customer service, credit and accounts receivable functions for multiple customers. All of our revenue for the sale of our video phones was derived from General Instrument, a single customer, and there were minimal administrative costs associated with billing and collecting this revenue. The Company now has multiple customers and bears the associated increased administrative costs and risks of collection. WorldGate has also had to develop the necessary infrastructure to handle multiple customers and these other logistical functions.

As part of ending our agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back approximately two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources.   For more details, refer to Note 3 to our consolidated financial statements for the year ended December 31, 2006.

The Company does not believe it is necessary to establish a reserve for retailer returns to General Instrument. In the Company’s discussions with the retailers eligible for such returns, the retailers have indicated their intention to continue to sell the Company’s video phone products and to date the Company has not received any returned products.

As part of ending the development and distribution agreement, General Instrument has agreed to certain restrictions on its development of a stand-alone video phone product which has as a primary function of making or receipt of video phone calls over a broadband network. Such restrictions ended in January 2007.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our annual report on Form 10-K. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue recognition, accounts receivable, inventories, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, income taxes, stock based compensation, value of redeemable preferred stock, convertible debentures, related warrants and conversion options.

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

For the year ended December 31, 2005, and through mid February 2006, the Company had only one customer for the purchase of its product and the agreement with this customer included several elements relevant to revenue recognition including: (a) the customer had no general right to return the product;  (b) the customer earned warrants upon the purchase of significant video telephony units and the value of these warrants would result in a reduction of recognized revenue (the value of these warrants has been routinely monitored by the Company and is currently deemed to be insignificant, however, should the value of these warrants become material an offset would be made against revenues); (c) penalties were payable to the customer if certain excessive field failure rates are exceeded;  (d) the Company and the customer share in the benefit achieved by product cost reductions; (e) penalties were payable to the customer if the Company fails to deliver shipments on a timely basis; (f) the Company extended to the customer a limited product warranty for a term not to exceed three years (the Company maintains a warranty reserve based upon the percentage of product sales consistent with industry comparable failure rates and the warranty period provided by the agreement). Beginning in mid February 2006, as a result of the termination of the General Instrument marketing and distribution agreement, the Company began selling its products to multiple customers and now evaluates its revenue recognition policy on a customer by customer basis.

Revenues are also offset by a reserve for any price refunds and consumer rebates consistent with the EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.”

As an incentive to promote delivery of the units, a special product launch discount was provided by the Company to a distributor as a quantity restricted reduction to the unit contract based price in effect. For the year ended December 31, 2005, this discount was $398. In addition, the Company offered a forward pricing program to its former distributor and a rebate program to consumers, as further incentives for the 2005 holiday season. These incentive programs began in the fourth quarter of 2005 and terminated during the first quarter of 2006. Consistent with the EITF Issue 01-9, the Company has offset its revenues for the year ended December 31, 2005 by $212 for a reserve for the total estimated liability for the forward pricing program, and $91 as an estimated liability associated with the rebate program. The total of the product launch discount, refunds and rebates for the year ended December 31, 2005 was $701. The forward pricing program was terminated with the termination on February 17, 2006 of the distribution agreement with General Instruments, and this liability was reversed and recorded as a $212 increase to the gain realized from termination of this agreement. On March 13, 2006, the Company announced that it was going to offer a new consumer rebate program effective April 1, 2006 and terminating June 30, 2006. At December 31, 2006, there was an estimated liability of $48 associated with this rebate program. Also, on March 13, 2006 the Company announced a price protection program for certain retailers holding Ojo video phone inventory as of April 1, 2006. At December 31, 2006, there was an estimated liability of $2 associated with this price protection program. These rebate and price protection programs were recorded as offsets against revenues in the year ended December 31, 2006.

As part of ending its agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources. As a result the Company recorded a reserve for returns and reduced revenue in the amount of approximately $2,310, during the fourth quarter of 2005. In addition, the Company has recorded no revenue for units shipped to General Instrument in the first quarter 2006 and for the year ended December 31, 2006 has recorded a gain on termination of this agreement of approximately $1,843 as a result of the lower purchase price of the inventory repurchased from General Instrument ($1,393, net of the cost of rework for rebranding the product and the adjustment of the inventory to its current replacement value) and reversal of the product refund program reserve ($212) as well as an adjustment of the warranty reserve for products repurchased ($233), both of which resulted from termination of the Company’s agreement with General Instrument.

During the twelve months ended December 31, 2006 we shipped several thousand units to customers subject to a right of return should the units not be sold through to their customer.   Revenue for these units were deferred as of December 31, 2006 in accordance with SFAS 48 “Revenue Recognition when a Right of Return Exists.”  We expect to begin recording these shipments as revenue when these units are sold by our customers.

Accounts Receivable

The Company records accounts receivable at the invoiced amount. Management reviews the receivable balances on a monthly basis. Management analyzes collection trends, payment patterns and general credit worthiness when evaluating collectibility and requires letters of credit whenever deemed necessary. Additionally, the Company may establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2006, the Company did not have an allowance for doubtful accounts or any off-balance sheet credit exposure related to its customers. At December 31, 2006, approximately 95% of accounts receivable were concentrated with five customers. The Company had two distribution customers that represented 8% of accounts receivable, and had two major international telecommunications customers that represented 82% of accounts receivable at December 31, 2006. At December 31, 2005, approximately 92% of accounts receivable was concentrated with one domestic customer. Trade accounts receivable at December 31, 2005 and 2006 were $133 and $1,005, respectively.

Inventory.

Our inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined on an average cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. To motivate trials and sales of its Ojo product, the Company has historically subsidized, and plans in the future to continue to subsidize, certain of its product sales to customers that result in sales of inventory below cost. In accordance with Accounting Research Bulletin No. 43, the Company reflects such inventory at the lower of cost or market and has reduced its inventory at December 31, 2006 by $97 to reflect such valuation. Any significant unanticipated changes in the factors noted above could have an impact on the value of the Company’s inventory and its reported operating results. At December 31, 2005, the Company’s inventory balance was $2,878. This balance includes $2,006 of inventory related to the accounting for product purchased in connection with the ending of the General Instrument agreement and was recorded as a reserve for returns. At December 31, 2006, our inventory balance was $1,600. In 2006, the Company’s inventory was reduced by $585 to their estimated net realizable values.

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

We have a full valuation allowance against the net deferred tax asset of $99,335 as of December 31, 2006, due to our lack of earnings history and the uncertainty as to the reliability of the asset. In the future, if sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we would be required to reduce our valuation allowance, resulting in a benefit from income tax in the consolidated statements of operations.

Stock-Based Compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”)No. 123 (Revised 2004), “Share-Based Payment,” using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating inflows. Therefore, prior period financial statements have not been restated. As a result, the Company’s net loss before taxes for the year ended December 31, 2006 is approximately $827 ($0.02 per share) greater than if it had continued to account for share-based compensation under Accounting Principle Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees.”  The stock based compensation expense is included in general and administrative expense in the  consolidated statements of operations.

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

Accounting for Preferred Shares and Related Warrants.

The Company accounts for preferred stock in accordance with EITF topic D-98 “Classification and Measurement of Redeemable Securities,” and the Redeemable Preferred Stock was recorded in the consolidated financial statements as temporary equity. Additionally, the fair value of warrants and preferred stock conversion options were recorded into the consolidated financial statements as liabilities as a result of their features that require accounting under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”).” At each reporting balance sheet date, an evaluation is made of these valuations and marked to market. Fair value is determined using the Black-Scholes method. Key assumptions used in the Black-Scholes method include actual period close stock price, applicable volatility rates, remaining contractual life and period close risk free interest rate.

Accounting for Secured Convertible Debentures and Related Warrants.

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19.  EITF 00-19 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control that they should be classified as a liability measured at fair value on the balance sheet.

The Company initially accounted for the warrants issued in this transaction as a liability at fair value in accordance with SFAS 133 and EITF 00-19 as there were insufficient authorized shares.  On October 11, 2006, the Company received shareholder approval to increase the number of authorized shares and the warrants were reclassified to equity. Fair value is determined using the Black-Scholes method.  Key assumptions used in the Black-Scholes method include actual period close stock price, applicable volatility rates, remaining contractual life and period close risk free interest rate.

2006 versus 2005

Revenues.

Revenues.   Net revenues for the twelve months ended December 31, 2006 and 2005 were $2,776 and $1,558, respectively. This increase of $1,218, or 78%, primarily reflects the initial product revenues from the Company’s direct distribution of the Ojo product subsequent to the termination of its exclusive distribution agreement with its former distributor on February 17, 2006. This increase in revenues encompasses deliveries of video phones and related service fees. Revenues during the twelve months ended December 31, 2005 reflects the product inventory build up by the Company’s former distributor. During the twelve months ended December 31, 2006 we shipped several thousand units to customers

subject to a right of return should the units not be sold through to their customer.   Revenue for these units were deferred as of December 31, 2006 in accordance with SFAS 48 “Revenue Recognition when a Right of Return Exists.”  We expect to begin recording these shipments as revenue when these units are sold by our customers.

On March 13, 2006, as an incentive to promote delivery of the units, the Company announced a special price protection program to certain retailers and a rebate program to consumers. These incentive programs began on April 1, 2006 and terminated at the end of the second quarter of 2006. Consistent with the EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” we offset our revenues for the twelve months ended December 31, 2006 by $31 for the price protection program and  $22 for the consumer rebate program. For more details, refer to Note 3 to our consolidated financial statements for the twelve months ended December 31, 2006. During the twelve months ended December 31, 2006, we provided forward pricing discounts to retailers  and certain service operator sales in order to help promote distribution and consumer purchases. In the case of retail sales, the Company expects that recurring revenues from service fees will offset any loss on the sale of the product. This forward pricing, coupled with inventory adjustments for obsolescence and lower market valuations, has resulted in a net margin loss in 2006 of $593.

During the twelve months ended December 31, 2005, we provided a special product launch discount as an incentive to promote delivery of the units to our sole customer as a quantity restricted reduction to the unit contract based price in effect. For the twelve months ended December 31, 2005, this discount was $398. In addition, we offered a forward pricing program to this customer and a rebate program to consumers, as further incentives for the holiday season. These incentive programs began in the fourth quarter of 2005 and terminated during the first quarter of 2006. Consistent with the EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” we offset the December 31, 2005 revenue by $212 with a reserve for the total estimated liability for the forward pricing program. The liability associated with the rebate, $91, has been recorded in the twelve months ending December 31, 2005. The total of the product launch discount, rebate and refunds for the twelve months ended December 31, 2005 was $701. As a result we had a negative gross margin of $454 for the year ended December 31, 2005. In the first quarter of 2006 we announced that we were going to offer a new consumer rebate program during the second quarter of 2006.

As part of ending our agreement with General Instrument, and in anticipation of our inventory requirements as a result of taking full responsibility for product distribution, we negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost us to purchase the same inventory from its manufacturing sources. As a result we recorded a reserve for returns and reduced revenue in the amount of approximately $2,310 during the fourth quarter of 2005. In addition we recorded no revenue for units shipped to General Instrument in the twelve months ended December 31, 2006 and recorded a gain on termination of this agreement of approximately $1,843 during the twelve months ended December 31, 2006 as a result of the lower purchase price of this inventory (net of the cost of rework for rebranding the product).

Costs and Expenses.

Cost of Revenues.   The cost of revenues, consisting of product and delivery costs relating to the delivery of video phones, was $3,369 and $2,012, respectively, for the twelve months ended December 31, 2006 and 2005. Included in these costs for 2006 were inventory adjustments for obsolescence and lower market valuations of $585. In addition, reduced inventory valuation, freight charges, product rework expenses, reserves for warranty and other costs related to the product further increased the cost of revenues by $234 for the twelve months ended December 31, 2006. For the twelve months ended December 31, 2005, the cost of revenues were reduced by $2,006 for inventory related to the accounting for product purchased in connection with the ending of the General Instrument agreement which was recorded as a reserve for returns.

Engineering and Development.   Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of the Company’s video phone product. Engineering and development costs were $6,238 for the twelve months ended December 31, 2006, compared with $5,727 for the twelve months ended December 31, 2005.   This increase of $511, or 9%, reflects the Company’s increased  engineering staff, and related costs, for the further and continuing development of its video phone product.

Sales and Marketing.   Sales and marketing expenses consist primarily of compensation (which includes compensation to manufacturer’s representatives and distributors), and attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs (which includes expenditures for co-op advertising and new market development) related to the continued introduction of the Company’s video phone product. Sales and marketing costs were $3,395 for the twelve months ended December 31, 2006, compared with $3,755 for the twelve months ended December 31, 2005. This decrease of $360, or 10%, for the twelve months ended December 31, 2006, when compared to the same period in 2005, reflects primarily a decrease of $1,115 in television advertising, offset by increases in staff and other advertising and related marketing and promotional expenditures in 2006 associated with the Company’s distribution and marketing support of its video phone product.

General and Administrative.   General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees. General and administrative expenses were $6,983 for the twelve months ended December 31, 2006, compared with $5,528 for the twelve months ended December 31, 2005. This increase of $1,455, or 26%, is primarily attributable to certain expenses incurred during the twelve months ended December 31, 2006 that were not incurred during the twelve months ended December 31, 2005. These expenses included a non cash charge of $827 from the Company’s adoption of the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” , using the modified-prospective-transition method. Prior to January 1, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company did not recognize stock-based employee compensation cost in its statement of operations for periods prior to January 1, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant (for more details, refer to Note 3 to our consolidated financial statements for the twelve months ended December 31, 2006.)  In addition, this increase for the twelve months ended December 31, 2006 includes an increase of $354 of accrued penalties related to the private placement in August 2005 (for more details, refer to Note 3 to our consolidated financial statements for the twelve months ended December 31, 2006). In addition, rent expense increased by $212 for the twelve months ended December 31, 2006 over the same period in 2005.

Interest and Other Income and Interest Expense.   Interest and other income consist of interest earned on cash and cash equivalents. Interest expense of $194 consisted primarily of accrued interest on the convertible debentures ($193) issued on August 11, 2006 and October 13, 2006 (see Note 3  to our  consolidated financial statements for the twelve months ended December 31, 2006). Interest and other income decreased from $718 for the twelve months ended December 31, 2005 to $461 for the twelve months ended December 31, 2006, primarily due to lower average levels of invested funds during the twelve months of 2006 compared to the same period in 2005. During the twelve months ended December 31, 2006 and 2005, the Company earned interest on average cash balances of approximately $10,320 and $13,423, respectively.

Non Cash Change in Fair Value of Derivative Warrants and Conversion Options.   For the twelve months ended December 31, 2006 the non cash change in fair value of derivative warrants and conversion options was a loss of $435. For the twelve months ended December 31, 2005, the non cash change in fair value of derivative warrants and conversion options was income of $8,594. These marked to market adjustments are primarily a result of changes in our common stock price at each reporting period related to our June 24, 2004 private placement of our Series A Convertible Preferred Stock and Warrants and our August 11, 2006 private placement of secured Convertible Debentures and Warrants.

Amortization of Debt Discount.   For the twelve months ended December 31, 2006 the amortization of the debt discount was $1,354, relating to the August 11, 2006 and October 13, 2006 private placements of secured convertible debentures. This discount for the August 11, 2006 convertible debenture issuance was initially recorded as $4,446, and the discount for the October 13, 2006 convertible debenture issuance was initially recorded as $3,979. These discounts will be amortized using the effective interest rate method over the three year term of the convertible debentures (see Note 3 to our consolidated financial statements for the twelve months ended December 31, 2006).

Income Taxes.   We have incurred net operating losses since inception and accordingly have had no current income tax provision and have not recorded any income tax benefit for those losses.

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

As an incentive to promote delivery of the units, a special product launch discount was provided to our sole customer as a quantity restricted reduction to the unit contract based price in effect. For the twelve months ended December 31, 2005, this discount was $398. In addition, we offered a forward pricing program to this customer and a rebate program to consumers, as further incentives for the holiday season. These incentive programs begin in the fourth quarter of 2005 and terminated during the first quarter of 2006. Consistent with the EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” we offset the December 31, 2005 revenue by $212 with a reserve for the total estimated liability for the forward pricing program. The liability associated with the rebate, $91, has been recorded in the twelve months ending December 31, 2005. The total of the product launch discount, rebate and refunds for the twelve months ended December 31, 2005 was $701. As a result we had a negative gross margin of $454 for the year ended December 31, 2005.

As part of ending our agreement with General Instrument, and in anticipation of our inventory requirements as a result of taking full responsibility for product distribution, we negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost us to purchase the same inventory from its manufacturing sources. As a result we recorded a reserve for returns and reduced revenue in the amount of approximately $2,310 during the fourth quarter of 2005. In addition we recorded no revenue for units shipped to General Instrument in the first quarter 2006 and recorded a gain on termination of this agreement of approximately $1,843 during the year ended December 31, 2006 as a result of the lower purchase price of this inventory (net of the cost of rework for rebranding the product).

Costs and Expenses

Cost of revenues.   The cost of revenues from continuing operations relating to the initial commercial deliveries of Ojo video phones was $2,012 for the twelve months ended December 31, 2005. Cost of revenues from continuing operations for the twelve months ended December 31, 2004 was $103 related to product sold for pre-market testing. The cost of revenues for the twelve months ended December 31, 2005 was reduced by $2,006 for inventory related to the accounting for product purchased in connection with the ending of the General Instrument agreement which is being recorded as a reserve for returns.

Engineering and Development.   Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of the Company’s video phone product. Engineering and development costs were $5,727 for the twelve months ended December 31, 2005, compared with $3,557 for the twelve months ended December 31, 2004. This increase in 2005 over 2004 of $2,170, or 61%, reflects our increased engineering and support staffing, and related costs, related to the continuing development and enhancements of our video phone product.

Sales, Marketing and Service.   Sales, marketing and service expenses consist primarily of compensation, attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs related to the introduction of our video phone product as well as costs related to our service business infrastructure and customer support. Sales, marketing, and service costs were $3,755 for the twelve months ended December 31, 2005, compared with $1,362 for the twelve months ended December 31, 2004. This increase of $2,393, or 176%, reflects primarily an increase of $1,618 in television advertising as well as increased marketing and promotional expenditures, trade shows attendance, and service business costs related to the commercial launch and continued support of our video phone product in the market place.

General and Administrative.   General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees. General and administrative expenses were $5,528 for the twelve months ended December 31, 2005, an increase of $409, or 8%, compared with $5,119 for the twelve months ended December 31, 2004. This increase primarily reflects $535 of accrued penalties related to the private placement in August 2005.

Interest, Other Income and Interest Expense.   Interest, other income and interest expense from continuing operations consisted of interest earned on cash and cash equivalents, and interest expense on short-term debt. Total interest and other income was $718 for the twelve months ended December 31, 2005 a decrease of $305 from $1,023 total for the twelve months ended December 31, 2004. During the twelve months ended December 31, 2005, we earned interest income of $442 on average cash balances of approximately $13,423, and incurred interest expense of $6 related to insurance financing. In comparison, during the twelve months ended December 31, 2004, we earned interest of $86 on average cash balances of approximately $6,601, and incurred interest expense of $6 related to our insurance financing. Included in total interest and other income for the period ended December 31, 2004 is $928 which represents deferred rent credits of $143 and cancelled unpaid rent of $785 relating to the amendment of our facility lease with an effective date of June 2004. For more details, refer to Note 11 to our consolidated financial statements for the year ended December 31, 2006.

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

Income Taxes.   We have incurred net operating losses since inception and accordingly have had no current income tax provision and have not recorded any income tax benefit for those losses.

Liquidity and Capital Resources.

As of December 31, 2006, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, are of high quality investment grade and have original maturities of less than three months.

At December 31, 2006, we had cash and cash equivalents of $10,067 as compared to cash and equivalents of $16,277 at December 31, 2005. Net cash used in operating activities was $16,154 for the twelve months ended December 31, 2006, as compared to $13,616 used for the same period in 2005. This increase of $2,537, or 19%, in net cash used in operating activities was primarily attributable to our increase in expenditures during the twelve months ended December 31, 2006 compared to the same period in 2005, related primarily to an increase in staffing of approximately $811, increased expenditures relating to certain legal settlements of $345 in the third quarter of 2006, a $480 expenditure during the first quarter of 2006 for repurchased products previously sold to General Instrument totaling $1,064, which included the offset of $584 of accounts receivables due the Company, increased payments in 2006 over 2005 of $239 relating to a trade show in 2007, and $779 for inventory purchased and recorded as deferred revenue of which the receivable has not been collected as of December 31, 2006. No bad debt expense was recorded for the twelve months ended December 31, 2006 and 2005.

Cash used for investing activities were primarily a result of investments in equipment for product development and manufacture as well as for certain office equipment and leasehold improvements.  For the twelve months ending December 31, 2006 and 2005, such investments were $410 and $554, respectively.

Cash provided by financing activities is primarily a result of various private placements of our Company’s securities, the issuance of convertible debt,  the exercise of warrants and the exercise of non-executive employees’ and prior employees’ stock options during the twelve months ended December 31, 2006. Total cash provided by financing activities was $10,354 for the twelve months ended December 31, 2006, primarily related to the issuance of convertible debt, compared to $18,607 during the same period in 2005 primarily related to the private equity placement of our Company’s securities.

Operations and Liquidity.

To date, we have funded operations primarily through multiple private sales of equity securities, through the issuance of convertible debentures and through an initial public offering of common stock in April 1999. The financing secured on August 11, 2006 and October 13, 2006 (see Note 3 to our consolidated financial statements for the twelve months ended December 31, 2006)  has added long term debt to our balance sheet and we have pledged our assets as collateral. We continue to evaluate the possibilities to obtain further additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our stockholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.

The report of the independent registered public accounting firm for the year ended December 31, 2006 includes an explanatory paragraph stating that our Company had suffered recurring losses from operations and had an accumulated deficit of $246,806, and that these issues raised substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $166 is required to be redeemed in June 2007, although this redemption can be made in common stock if certain conditions are met.  In addition, the

August 2005 private placement includes cash payment penalties of 1.5% per month for the period that the shares in the transaction fail to be registered. The Registration Statement covering the shares under this private placement was not declared effective until June 1, 2006. Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. For the twelve months ended December 31, 2006 and 2005 the Company recorded and expensed related penalties of $1,114 and $535, respectively. The related unpaid penalties accrued as of December 31, 2006 and December 31, 2005 were $157 and $535, respectively. On July 25, 2006, the Company amended the terms of the additional investment right that was granted to an investor as part of the August 2005 private placement, with respect to a portion of shares of common stock purchasable thereunder and agreed to apply $158 of accrued penalties towards the exercise price of such amended additional investment right, for the purchase of 129,950 shares of common stock. The penalties had accrued with respect to the Company’s inability to register the shares acquired by such investor in the private placement within 120 days of the transaction. In consideration for this amendment and application of the exercise proceeds the investor agreed to forego any cash payment of the penalties other than as available through the proceeds of the exercise of the amended investment right and to grant to the Company a release of all claims relating to the late registration of the private placement shares, other than the aforesaid penalties. The amended additional investment right provides that the investor thereof may purchase the 129,950 shares of common stock for a period of 760 days beginning June 1, 2006 for an exercise price of $1.515 per share. The terms of the additional investment rights with respect to the remaining 1,424,050 shares of common stock purchasable thereunder remain unchanged. On July 26, 2006 this investor exercised the additional investment right for 129,950 shares. On July 31, 2006 the amended additional investment right with respect to the remaining 1,424,050 shares of common stock expired. On December 12, 2006 the Company amended the terms of the warrants that were granted to an investor as part of the August 2005 private placement, with respect to a portion of shares of common stock purchasable thereunder and agreed to apply $315 of accrued penalties towards the exercise price of such amended warrants, for the purchase of 279,255 shares of common stock. In addition, the exercise price of 47,412 of the warrants was changed to $1.41 per share. The penalties had accrued with respect to the Company’s inability to register the shares acquired by such investor in the private placement within 120 days of the transaction. In consideration for this amendment and application of the exercise proceeds the investor agreed to forego any cash payment of the penalties other than as available through the proceeds of the exercise of the amended warrant and to grant to the Company a release of all claims relating to the late registration of the private placement shares, other than the aforesaid penalties. The amended warrant provides that the investor thereof may purchase the 326,667 shares of common stock for a period of 1,330 days beginning December 12, 2006 for an exercise price of $1.41 per share. The terms of the warrants with respect to the remaining shares of common stock purchasable thereunder remain unchanged. On December 19, 2006 this investor exercised the warrants for the purchase of 279,255 shares.

The ending of the General Instrument agreement on February 17, 2006 places additional cash burdens on the Company and this could impact our cash requirements and usage. As part of ending our agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources. For more details, refer to Note 3 to our consolidated financial statements for the twelve months ended December 31, 2006.

Management expects, based on our internal forecasts and assumptions including among others, assumptions regarding our short term cash requirements and our projected revenue growth, and including the completed funding of $11,000 from the August 11, 2006 transaction, that we have sufficient cash on hand to meet our obligations into the second half of 2007. As shown in the accompanying consolidated financial statements, we have incurred recurring net losses and have an accumulated deficit of $246,806 as of December 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to generate cash is dependent upon the sale of our Ojo product and on obtaining cash through capital markets. We began generating revenue from commercial shipment of our Ojo product in April 2005 and we expect revenues to increase as the product continues to roll out to the marketplace. Depending on the ramp up of sales and the achievable margins, the increased level of sales activity should have a positive impact on our cash flows from operations, which will support our ability to meet our cash requirements in the long term. Given that our video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. During the twelve months ended December 31, 2006, we provided forward pricing discounts to retailers  and certain service operator sales in order to help promote distribution and consumer purchases. In the case of retail sales, the Company expects that recurring revenues from service fees will offset any loss on the sale of the product. This forward pricing, coupled with inventory adjustments for obsolescence and lower market valuations, has resulted in a net margin loss in 2006 of $593.

We, however, remain hopeful that sufficient sales will materialize and/or that sufficient funding can be developed through ongoing operations or further additional financings to continue our operations beyond 2007.

Our long term cash requirement obligations are primarily comprised of the items noted above and the financing secured on August 11, 2006 and October 13, 2006 (see Note 3 to our consolidated financial statements for the twelve months ended December 31, 2006).  We have limited capacity to reduce our workforce and scale back on capital and operational expenditures to decrease our cash usage.

Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.   Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

As of December 31, 2006, our cash and cash equivalents were $10,067, which were securities having an original maturity of less than three months. Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the twelve months ended December 31, 2006 would have decreased by approximately $128. This estimate assumes that the decrease occurred on the first day of 2006 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

Foreign Currency Exchange Risk.   Although we transact business in various foreign countries, substantially all of our revenues and costs to date have been denominated in U.S. dollars. Although our agreement with Mototech  Inc., our contract manufacturer in Taiwan, which is not an affiliate of General Instruments or Motorola, is denominated in U.S. dollars, their material acquisition costs are subject to exchange rate changes that could impact our product costs.

Disclosure of Contractual Obligations

Payments  due by Period:

	Total		Less than 1 year	1-3 years		3-5 years	Over 5 years
Long Term Debt	$9,650	(1)		$9,650	(1)
Operating leases	1,945		$517	1,065		$363	$0
Totals	$11,595		$517	$10,715		$363	$0

(1)          Represents the principle amount of convertible debentures. Recorded in the accompanying financial statements at $1,025 (net of unamortized debt discount of $8,625).

Related Parties

The Company has a current multi-year agreement with Mototech, an investor, to provide the Company with engineering and development support. As a result of this agreement, the Company has expensed approximately $59, $427 and $415, respectively for the years ended December 31, 2004, 2005 and 2006. Accounts payable to this investor amounted to $1,173 and $1,377 at December 31, 2005 and December 31, 2006, respectively. This agreement provides for contracted services, including hardware and software development, and the creation and development of tools to facilitate the Company’s engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company. Net revenues from operations recognized from Mototech were approximately $0, $0 and $406 for the years ended December 31, 2004, 2005 and 2006, respectively.  This investor accounted for approximately 0%, 0% and 14% of the revenues for the years ended December 31, 2004, 2005 and 2006, respectively. Accounts receivable from this investor were $0 and $1, respectively, as of December 31, 2005 and December 31, 2006.

Inflation

Inflation affects the cost of raw materials, goods and services used by the Company. In recent years, inflation has been modest. However, high oil costs can effect the cost of all raw materials and components. If inflation were to raise the cost of goods and services materially, we may be forced to increase the price of our products which could make the products unattractive to our customers and consumers and could limit our sales and impact on our viability. The Company seeks to mitigate the adverse effects of inflation primarily through improved productivity, technology advancements and in the future, through scale of volume efficiencies. The Company does not believe that inflation has a material impact on its results of operations for the periods presented.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R. SAB 107 primarily interprets how the implementation of SFAS 123R is to be applied under SEC rules and regulations. Beginning January 1, 2006, the Company is required to expense the fair value of employee stock options and similar awards. The Company has elected to utilize the modified prospective transitional method in accounting for share-based employee payment transactions. Based upon the employee options outstanding as of December 31, 2006, and the transitional provisions of SFAS No.123R and SAB 107, there are approximately $827 of costs incurred in the year

2006, and $1,633 of future costs, utilizing the fair value method that will be expensed over a four year period from 2007 through 2010. Additionally, the Company will utilize the fair value method for any future instruments issued after January 1, 2006 (for more details, refer to Note 3 of the consolidated financial statements).

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections—replacement of APB Opinion No. 20 and FASB Statement No. 3,” was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In September 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”  The effect reduces reported revenues and cost of sales for affected transactions. The consensus on this issue applies to such transactions beginning in the first quarter 2006.  The adoption of Issue No. 04-13 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2005, the FASB ratified the EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The adoption of the Issue did not have a material effect on our consolidated financial position or results of operations.

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is  recorded in the stockholder’s equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under SFAS No. 109, “Accounting for Income Taxes.”  The adoption of the Issue did not have a material effect on the Company’s consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155 ‘‘Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140’’ (‘‘SFAS 155’’). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its results of consolidated operations and financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company’s consolidated financial position and results of operations.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. We are is in the process of evaluating the impact of the application of the Interpretation to our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard 157 “Fair Value Measurements”, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of SFAS 157 is encouraged. The Company is currently evaluating the expected effect of SFAS 157 on its consolidated financial statements and is not currently in a position to determine such effects.

In September 2006, the FASB ratified EITF Issue No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider”(“EITF 06-1”). This guidance requires the application of EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer”(“EITF 01-9”), when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and, also, provides guidance for the classification of the expense. EITF 06-1 is effective for the first annual reporting period beginning after June 15, 2007. The Company has not yet assessed the impact of EITF 06-1 on the Company’s consolidated financial statements.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”).  EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,”. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. We do not expect the adoption of EITF 06-6 to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of FSP EITF 00-19-02 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In February 2007, the FASB issued Statement of Financial Accounting Standard 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements. “  The Company is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk.

Refer to Interest Rate Risk and Foreign Currency Exchange Risk on page 25 for a discussion of this item.

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

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Stockholders
WorldGate Communications, Inc.

We have audited the accompanying consolidated balance sheets of WorldGate Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’  equity, and cash flows for the years then ended. Our audits also included the Financial Statement Schedule II—Valuation and Qualifying Accounts for the Company as of December 31, 2006 and 2005 and for the years then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldGate Communications, Inc. and its subsidiaries as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information contained therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and had an accumulated deficit of $247 million at December 31, 2006 which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

/s/ MARCUM & KLIEGMAN LLP
Marcum & Kliegman LLP
Melville, New York
March 7 , 2007

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
WorldGate Communications, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders’ deficiency, and cash flows of WorldGate Communications, Inc. and subsidiaries for the year  ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of  operations and  cash flows of WorldGate Communications, Inc. and subsidiaries for the year  ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

Our audit was conducted for the purpose of forming an opinion on the aforementioned financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of those financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to those financial statements taken as a whole.

The aforementioned financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and had a net accumulated deficiency of $218 million as of December 31, 2004 that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

February 24, 2005 (except for the restatement discussed in Notes 2 and 3 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2005 Annual Report on Form 10-K as to which the dates are August 24, 2005 and January 10, 2006, respectively)

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	As of December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$16,277	$10,067
Trade accounts receivable less allowance for doubtful accounts of $0 at December 31, 2005 and 2006	133	1,005
Other receivables	26	17
Inventory	2,878	1,600
Prepaid and other assets	209	490
Total current assets	19,523	13,179
Property and equipment	4,084	4,494
Less: accumulated depreciation and amortization	(2,508)	(3,228)
Property and equipment, net	1,576	1,266
Deposits and other assets	130	121
Total assets	$21,229	$14,566
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,695	$1,654
Accrued expenses	1,333	1,240
Accrued compensation and benefits	36	48
Dividend payable on Preferred Stock	6	2
Detachable Warrants	1,038	997
Conversion option on Preferred Stock	57	11
Conversion option on convertible debt	0	7,044
Incentive sale claims liability	278	50
Warranty reserve	336	85
Deferred revenues	44	267
Returns reserve	2,310	0
Total current liabilities	7,133	11,398
Long term liabilities:
Convertible debenture payable (net of unamortized discount of $8,625 at December 31, 2006)	0	1,025
Total liabilities	7,133	12,423
Commitments and contingencies
Redeemable Preferred Stock; 7,550 shares authorized, 500 shares issued and outstanding at December 31, 2005, and 166 issued and outstanding at December 31, 2006	379	141
Total Stockholders’ equity:
Preferred Stock, $.01 par value, 13,492,450 shares authorized, and 0 shares issued at December 31, 2005 and December 31, 2006	0	0
Common Stock, $.01 par value; 120,000,000 shares authorized, 39,511,519 shares issued and outstanding at December 31, 2005 and 41,535,443 shares issued and outstanding at December 31, 2006	395	415
Additional paid-in capital	242,414	248,393
Accumulated deficit	(229,092)	(246,806)
Total stockholders’ equity	13,717	2,002
Total liabilities and stockholders’ equity	$21,229	$14,566

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS,  EXCEPT PER SHARE AMOUNTS)

	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2006
Net revenues	$231	$1,558	$2,776
Cost of revenues	103	2,012	3,369
Gross margins	128	(454)	(593)
Engineering and development (excluding depreciation and amortization amounts of $64, $303, and $385, respectively)	3,557	5,727	6,238
Sales and marketing (excluding depreciation and amortization amounts of $13, $46 and $57, respectively)	1,362	3,755	3,395
General and administrative (excluding depreciation and amortization amounts of $400, $344 and $279, respectively)	5,119	5,528	6,983
Depreciation and amortization	477	693	720
Total expenses from continuing operations	10,515	15,703	17,336
Loss from operating activities	(10,387)	(16,157)	(17,929)
Interest and other income	1,023	718	461
Change in fair value of derivative warrants and conversion options	(10,091)	8,594	(435)
Gain on contract termination	0	0	1,843
Amortization of debt discount	0	0	(1,354)
Interest and other expense	(6)	(6)	(194)
Loss from continuing operations	(19,461)	(6,851)	(17,608)
Income from discontinued operations	36	0	0
Net loss	(19,425)	$(6,851)	(17,608)
Accretion on preferred stock dividends and deemed dividends	(951)	(3,922)	(106)
Net loss available to common stockholders	$(20,376)	$(10,773)	$(17,714)
Loss from continuing operations per common share (Basic and Diluted)	$(0.70)	$(0.19)	$(0.44)
Income from discontinued operations per common share (Basic and Diluted)	0.00	0.00	0.00
Net loss per common share (Basic and Diluted)	$(0.70)	$(0.19)	$(0.44)
Net loss available to common stockholders per common share (Basic and Diluted)	$(0.73)	$(0.30)	$(0.44)
Weighted average common shares outstanding (Basic and Diluted)	27,881,347	35,449,225	39,992,499

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
(DOLLARS AND SHARES IN THOUSANDS)

	Common Stock		Additional Paid-In	Warrants for Class A Common	Accumulated	Unearned Stock Based Compen-	Treasury Stock		Total Stock- holders’ (Deficiency)
	Shares	Amount	Capital	Stock	Deficit	sataion	Shares	Amount	Equity
Balance at January 1, 2004	26,207	$262	$201,766	$0	$(197,943)	(400)	(500)	$(5)	$3,680
Amortization of earned compensation to vendor									400
Non-cash stock based Compensation			608						608
Cancellation of Treasury Stock	(500)	(5)					500	5
Issuance of Common Stock	2,361	23	3,668						3,691
Exercise of Stock Options	446	4	809						813
Exercise of Warrants	2,352	24	5,588						5,612
Accretion on preferred stock and dividends					(951)				(951)
Net Loss for the year					(19,425)				(19,425)
Balance at December 31, 2004	30,866	308	212,439	0	(218,319)	0	0	0	(5,572)
Issuance of Common Stock	4,683	47	16,596						16,643
Issuance of Common Stock upon conversion of preferred stock	2,720	27	6,248						6,275
Reclassification of conversion option liability			4,632						4,632
Deemed dividend upon conversion					(3,102)				(3,102)
Issuance of Common Stock to settle accrued preferred stock dividends	64	1	216						217
Exercise of Stock Options	373	4	814						818
Exercise of Warrants	805	8	1,469						1,477
Accretion on preferred stock and dividends					(820)				(820)
Net Loss for the year					(6,851)				(6,851)
Balance at December 31, 2005	39,511	395	242,414	0	(229,092)	0	0	0	13,717
Issuance of Common Stock	18		27						27
Issuance of Common Stock with sale of convertible debenture	177	2	(2)
Issuance of Common Stock upon settlement of penalties	415	4	479						483
Issuance of Common Stock upon conversion of preferred stock	202	2	332						334
Issuance of Common Stock upon conversion of convertible debenture	1,146	11	1,339						1,350
Reclassification of conversion option liability upon conversion			1,020						1,020
Issuance of warrants in connection with sale of convertible debenture			230						230
Reclassification of derivative warrants			1,521						1,521
Non-cash stock based compensation			837						837
Cancellation of accrued investment fees			171						171
Deemed dividend upon conversion					(68)				(68)
Issuance of Common Stock to settle accrued preferred stock dividends	9		14						14
Exercise of Stock Options	57	1	11						12
Accretion on preferred stock and dividends					(38)				(38)
Net Loss for the year					(17,608)				(17,608)
Balance at December 31, 2006	41,535	$415	$248,393	$0	$(246,806)	$0	$0	$0	$2,002

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2006
Cash flows from operating activities:
Net loss	$(19,425)	$(6,851)	$(17,608)
Income from discontinued operations	(36)	0	0
Adjustments to reconcile net loss to cash used in operating activities of continuing operations:
Depreciation and amortization	477	693	720
Amortization of debt discount	0	0	1,354
Change in fair value of derivative warrants and conversion options	10,091	(8,594)	435
Gain on contract termination	0	0	(1,843)
Write down of inventory	0	0	585
Non-cash stock based compensation	608	3	837
Non-cash stock based compensation to product development vendor	400	0	0
Changes in operating assets and liabilities:
Trade accounts receivable	0	(133)	(872)
Other receivables	(17)	2	9
Inventory	(46)	(2,832)	(162)
Prepaid and other assets	219	146	(272)
Accounts payable	(218)	1,473	(41)
Accrued expenses	357	660	487
Accrued compensation and benefits	302	(504)	12
Warranty reserve	0	336	(18)
Deferred revenue	204	(325)	223
Returns reserve	0	2,310	0
Net operating cash flow used in continuing operations	(7,084)	(13,616)	(16,154)
Net operating cash flow provided by discontinued operations	135	0	0
Net cash used in operating activities	(6,949)	(13,616)	(16,154)
Cash flows from investing activities:
Capital expenditures	(925)	(554)	(410)
Net cash used in investing activities	(925)	(554)	(410)
Cash flows from financing activities:
Payment of note payable	0	(331)	0
Proceeds from issuance of convertible debentures	0	0	10,315
Proceeds from issuance of common stock	2,813	16,643	27
Proceeds from the issuance of redeemable preferred stock	7,111	0	0
Proceeds from the exercise of stock options	813	818	12
Proceeds from the exercise of stock rights and warrants	5,612	1,477	0
Net cash provided by financing activities	16,349	18,607	10,354
Net increase (decrease) in cash and cash equivalents	8,475	4,437	(6,210)
Cash and cash equivalents, beginning of year	3,365	11,840	16,277
Cash and cash equivalents, end of year	$11,840	$16,277	$10,067

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except  per share amounts)

1.                 Basis of Presentation

The consolidated financial statements of WorldGate Communications, Inc. (“WorldGate”, “We”, “Our” or the “Company”) presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual reports on Form 10-K. WorldGate was incorporated in Delaware in 1996 to succeed to the business of the predecessor company, WorldGate Communications, L.L.C., which commenced operations in March 1995. WorldGate has developed a video phone designed specifically for personal video communication, and is differentiated, both from competitors and from previous efforts at personal video telephony, by providing: true-to-life communication (meaning that images and sounds are synchronized, that there are minimum delays between the two ends of the communication, and that the quality of the images is similar to what we perceive with traditional television); ease of deployment by high-speed data, or HSD, operators as well as businesses; a highly styled ergonomic design; and interoperation with the public switched telephone network, or PSTN.

The consolidated financial statements of the Company include the accounts of WorldGate Communications, Inc. and its wholly owned subsidiaries WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Services LLC, Ojo Video Phone LLC and WorldGate Acquisition Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our business model is primarily based upon the sale of Ojo video phones and related products and services. It is our plan for Ojo video phones to be distributed through and in partnerships with HSD network providers, as well as through traditional electronics distribution channels. Video phone service, using the Ojo video phone, is expected to be offered by HSD network providers as a means of attracting new HSD subscribers as well as maintaining existing subscribers. We believe that HSD network providers could realize recurring incremental revenue streams associated with offering products such as our Ojo video phone, and accordingly we believe they will embrace the concept and business model. The suggested consumer offering for a video phone service follows the traditional HSD model, which may involve a subsidy of the required hardware by the recurring service fee. We anticipate that video phone service subscribers will be able to either purchase Ojo or lease a unit from the HSD network provider. There is also a parallel market for sales of video phones directly to consumers through the standard consumer electronic channels. Sales of video phones through this channel still require a video phone service and the Company is currently offering such a video phone service, using the Ojo video phone, for units sold through this channel. Ojo is being marketed domestically and internationally to both the residential and business sectors through the standard consumer and business electronics channels.

2.                 Reclassification

Certain reclassifications have been made to the consolidated financial statements shown for prior periods in order to have it conform to the current period’s classifications. The reclassifications have no effect on previously reported losses.

3.                 Summary of Significant Accounting Policies

Liquidity and Going Concern Considerations

As of December 31, 2006 the Company had cash and cash equivalents of $10,067. The operating cash used in continuing operations for the twelve months ended December 31, 2006 was $16,154. The funds we received as a result of private placements of our securities on December 1, 2003 and December 4, 2003, January 21, 2004, April 22, 2004, June 24, 2004, December 15, 2004, August 3, 2005, August 11, 2006 and October 13, 2006 have permitted us to fund the development of our business.

In June 2004 we completed a private placement of 7,550 shares of Series A Convertible preferred stock to certain institutional investors. The shares were sold for $1,000 per share, resulting in gross proceeds from the offering of $7,550. The preferred stock issued pursuant to this placement is convertible into WorldGate common stock at a conversion price of $2.35 per share. WorldGate has the right to require conversion of the preferred stock into common stock upon achieving certain price targets with respect to its common stock and the satisfaction of certain other conditions. Of the 7,550 convertible preferred issued, 500 shares remained outstanding as of December 31, 2005 and 166 shares remain outstanding as of December 31, 2006. Between November 2004 and December 2006 all but one of the investors has fully converted their preferred shares resulting in the issuance of 3,142,128 of our common shares. The preferred stock has a dividend rate of 5% per annum, payable quarterly, which may be paid either by cash or through the issuance of common stock at WorldGate’s option (with stock payments being made at a 10% discount to the then current market price). Through December 31, 2006, for all quarterly dividend payments due, WorldGate exercised its right to make these dividend payments in stock, resulting in the issuance of an additional 142,389 shares of our common stock. The preferred stock has a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months. The preferred stock may be redeemed at maturity in cash or through the issuance of an indeterminate number of shares of common stock, at WorldGate’s option (subject to certain conditions). All dividend and maturity payments made in stock are subject to the satisfaction of certain conditions including the listing and availability of an effective registration statement. As part of the transaction, WorldGate issued five-year warrants to purchase a total of 1,606,380 shares of WorldGate common stock, with one-half of the warrants having an exercise price of $2.69 per share and the remaining half having an exercise price of $3.14 per share. Through December 31, 2006, 125,000 of the $2.69 warrants have been exercised resulting in the issuance of an additional 125,000 of our common shares and an additional $336 in gross proceeds; 51,915 of the $3.14 warrants have been exercised resulting in the issuance of an additional 51,915 of our common shares and an additional $163 in gross proceeds. Based on anti-dilution provisions contained within this private placement the $2.69 warrants were modified to an exercise price of $2.35 as of December 31, 2006 and the number of outstanding warrants were increased by 98,164 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances. Based on anti-dilution provisions contained within this private placement the $3.14 warrants were also modified to an exercise price of $2.70 as of December 31, 2006 and the number of outstanding warrants were increased by 120,307 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,380 additional common shares at $3.14 a share. During December 2004, all but one of the investors exercised their additional investment rights resulting in the issuance of an additional 1,500,000 shares and an additional $4,710 in gross proceeds. During the first quarter of 2005, the remaining investor exercised its additional investment right resulting in the issuance of an additional 106,383 shares and an additional $334 in gross proceeds. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.0% per month for unredeemed preferred shares once registration of the shares lapse and until the registration again becomes effective.

In August 2005, the Company completed a private placement of $17,500 of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,671,947 shares of its common stock: 1,633,333 shares to the investors at an exercise price of $5.00 per share, and 38,614 shares to the placement agent at an exercise price of $4.53 per share. The investors also received an additional investment right, for a period of 60 days from the time the shares become registered, to purchase 1,554,000 additional shares of common stock at $4.12 per share. The accounting for these warrants and investment rights is established by analogy to Accounting Principle Board Opinion (“APB”) No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” which addresses detachable stock purchase warrants issued in conjunction with convertible debt and prescribes that such warrants be accounted for as additional paid in capital measured at fair value. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120 days from the effective date of the agreement that the shares in the transaction fail to be registered. The Registration Statement covering the shares under this private placement was not declared effective until June 1, 2006. Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. For the years ended December 31, 2005 and 2006 the Company recorded and expensed related penalties of $535 and $1,114, respectively. The related unpaid penalties accrued as of December 31, 2005 and December 31, 2006 was $535 and $157, respectively.  On July 25, 2006, the Company amended the terms of the additional investment right that was granted to an investor as part of the August 2005 private placement, with respect to a portion of shares of common stock purchasable thereunder and agreed to apply $158 of accrued penalties towards the exercise price of such amended additional investment right, for the purchase of 129,950 shares of common stock. The penalties had accrued with respect to the Company’s inability to register the shares acquired by such investor in the private placement within 120 days of the transaction. In consideration for this amendment and application of the exercise proceeds the investor agreed to forego any cash payment of the penalties other than as available through the proceeds of the exercise of the amended investment right and to grant to the Company a release of all claims relating to the late registration of the private placement shares, other than the aforesaid penalties. The amended additional investment right provides that the investor thereof may purchase the 129,950 shares of common stock for a period of 760 days beginning June 1, 2006 for an exercise price of $1.515 per share. The terms of the additional investment rights with respect to the remaining 1,424,050 shares of common stock purchasable thereunder remain unchanged. On July 26, 2006 this investor exercised the additional investment right for 129,950 shares. On July 31, 2006 the amended additional investment right with respect to the remaining 1,424,050 shares of common stock expired. On December 12, 2006 the Company amended the terms of the warrants that were granted to an investor as part of the August 2005 private placement, with respect to a portion of shares of common stock purchasable thereunder and agreed to apply $315 of accrued penalties towards the exercise price of such amended warrants, for the purchase of 279,255 shares of common stock. In addition, the exercise price of 47,412 of the warrants was changed to $1.41 per share. The penalties had accrued with respect to the Company’s inability to register the shares acquired by such investor in the private placement within 120 days of the transaction. In consideration for this amendment and application of the exercise proceeds the investor agreed to forego any cash payment of the penalties other than as available through the proceeds of the exercise of the amended warrant and to grant to the Company a release of all claims relating to the late registration of the private placement shares, other than the aforesaid penalties. The amended warrants provides that the investor thereof may purchase the 326,667 shares of common stock for a period of 1,330 days beginning December 12, 2006 for an exercise price of $1.41 per share. The terms of the warrants with respect to the remaining shares of common stock purchasable thereunder remain unchanged. On December 19, 2006 this investor exercised the warrants for the purchase of 279,255 shares.

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

On August 11, 2006 the Company completed a private placement with an institutional investor of  convertible debentures in the aggregate principal amount of up to $11,000. These convertible debentures have a maturity of three years, an interest rate of 6% per annum, and are convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted average closing price (“VWAP”) of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions). Interest is payable at maturity, and the Company may elect to pay the interest amount in cash or shares of our common stock. Through December 31, 2006 the investors converted $1,350 of the convertible debt into 1,146,279 shares of the Company’s common stock. During the period January 1, 2007 through March 7, 2007 the investors converted an additional $800 of the convertible debt into 716,063 shares of the Company’s common stock.

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

The Company has the right to redeem all or any portion of the principal amount of the convertible debentures in cash at any time upon not less than four business days notice if the closing price of our stock is less than $1.75 per share. Such early redemption will, however, require the Company to pay a 10% prepayment premium.  In addition, without any prepayment premium, the Company has the right to force the holders to convert a maximum of $500 of the principal amount of the convertible debentures in any thirty day period if for five consecutive trading days the VWAP of our common stock is above $1.925 per share but less then $3.50 per share and providing the daily trading volume exceeds 200,000 shares for these five days, and certain other conditions are met. If the VWAP of our common stock is greater than $3.50 per share for 30 consecutive trading days, the daily trading volume exceeds 250,000 shares for five days prior, and if certain other conditions are met, the Company can also force the holder to convert all or any portion of the outstanding principal and interest into shares of our common stock without any prepayment premium.

There are some restrictions on the holder’s right to convert the convertible debentures. The holder cannot make any conversions below $1.75 per share (i) until the earlier of the date registered common stock can be issued pursuant to such conversion or January 1, 2007, (ii) which would exceed $500 in principal amount in any calendar month, or (iii) which would result in the issuance of more than 840,000 shares of our common stock per calendar month (provided that this maximum share limit will be waived by the Company unless it elects to pay the holder in cash the difference in value between 840,000 shares and the number of shares the holders wishes to convert, up to the $500 per month conversion limit). If the Company is in default under the convertible debenture these limitations are waived. The holder is also not restricted in making conversions at $1.75. In no case, however may the holder convert the convertible debentures if (x) it would result in beneficial ownership of more than 9.99% of our outstanding common stock (though this provision can be waived by the holder upon 65 days prior notice), or (y) such conversion would, without stockholder approval, cause the Company to issue more than 19.99% of its outstanding shares as determined immediately prior to consummation of the transaction. Under certain circumstances, the convertible debenture holders are entitled to have the conversion price adjusted to correspond to common stock holders’ rights to any stock dividend, stock split, stock combination or reclassification of shares. The $1.75 conversion price is also subject to a weighted average dilution adjustment if the Company issues shares (apart from certain excluded issuances) of our capital stock at an effective price of less than $1.75 per share. The Company also granted the convertible debentures holders a security interest in all of our assets. Moreover, the Company was required to register the shares of common stock issuable to the investor for resale to the public pursuant to a registration rights agreement, containing customary terms, conditions and indemnities. The private placement includes numerous provisions intended to protect the institutional investors including a cash payment penalty of 1.0% per month for any period that the shares  cannot be traded under an effective registration statement with the aggregate penalty capped at 12%.

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

On April 28, 2004, the Company entered into a multi-year agreement with General Instrument Corporation d/b/a the Connected Home Solutions Business of Motorola, Inc. (“General Instrument”) for the worldwide development and distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products. On February 17, 2006, the Company mutually agreed with General Instrument to end this agreement. The ending of this agreement immediately terminated exclusivity for both parties. In addition to its current role for development and manufacture of Ojo, WorldGate assumed direct responsibility and control for the advertising, marketing, and distribution of its products.  Under its agreement with General Instrument, WorldGate had been active in marketing and promoting its products, and working with General Instrument to distribute Ojo. WorldGate continued the rollout of Ojo using many of the same distributors, retailers and service providers, and has subsequently expanded distribution to service providers and retailers around the world. As part of ending its agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources. As a result, the Company recorded a reserve for returns and reduced revenue in the amount of approximately $2,310 during the fourth quarter of 2005. In addition, the Company  recorded no revenue for units shipped to General Instrument in the first quarter 2006 and for the year ended December 31, 2006 has recorded a gain on termination of this agreement of approximately $1,843 as a result of the lower purchase price of the inventory repurchased from General Instrument ($1,393, net of the cost of rework for rebranding the product and the adjustment of the inventory to its current replacement value) and reversal of the product refund program reserve ($212) as well as an adjustment of the warranty reserve for products repurchased ($233), both of which resulted from termination of the Company’s agreement with General Instrument.

The Company had $12,423 of liabilities and its assets are pledged as collateral as of December 31, 2006. These liabilities include $1,010 of dividends, detachable warrants and conversion options related to the Company’s private placement of preferred stock in June 2004 and $8,069 of debt and conversion option liability related to the Company’s financing in August 2006.

Our short term cash requirements and obligations include, inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $166 is required to be redeemed in June 2007, although this redemption can be made in common stock if certain conditions are met. In addition, the August 2005 private placement includes cash payment penalties of 1.5% per month for the period that the shares in the transaction fail to be registered. The Registration Statement covering the shares under this private placement was not declared effective until June 1, 2006. Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. For the twelve months ended December 31, 2005 and 2006 the Company recorded and expensed related penalties of $535 and $1,114, respectively. The related unpaid penalties accrued as of December 30, 2005 and December 31, 2006 were $535 and $157, respectively.

Management expects, based on our internal forecasts and assumptions, including, among others, assumptions regarding our short term cash requirements and our projected revenue growth that the Company has sufficient cash on hand to meet its obligations into the second half of 2007. As shown in the accompanying consolidated financial statements, the Company has incurred recurring net losses and has an accumulated deficit of $246,806 as of December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to generate cash is dependent upon the sale of Ojo products and on obtaining cash through capital markets. The Company began generating revenue from commercial shipment of the Ojo product in April 2005. Initially all product sales were conducted through General Instrument, its exclusive distributor and all revenue was based upon sales of our products to General Instrument for their distribution to resellers. In February 2006, its distributor relationship with General Instrument ended and the Company began to directly distribute and sell its products. This transition process included forming direct relationships with the resellers and adding incremental distribution. As the Company completes its transition activities it expects revenues to increase as it continues to roll out its products to the marketplace. Depending on the ramp up of sales and the achievable margin, the increased level of sales activity should have a positive impact on our cash flows from operations, which will support our ability to meet its cash requirements in the long term. Given that the video phone business involves the development of this product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales or achievable margins, if any, will materialize.

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

Long term cash requirement obligations are primarily related to the June 2004, and the August and October 2006 transactions and the convertible debenture issued on August 11, 2006 and October 13, 2006.

The Company has limited capacity to reduce its workforce and scale back on capital and operational expenditures to decrease our cash usage.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates relate to inventory valuation, deferred tax valuation allowances, deferred revenues, valuation of derivative liabilities and stock based compensation. Actual results could differ from those estimates.

Risks and uncertainties

Our primary line of business is the development and sale of video phone products and technology. Although the Company has launched its first product based on this technology and, although the Company has realized some revenues for the commercial sale of its product, the revenues to date have not been substantial. Given the early stage of its product and the lack of operating history in the video phone business, it is difficult to predict its future results.

On April 28, 2004, the Company entered into a multi-year agreement with General Instrument for the worldwide development and distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products. On February 17, 2006, the Company mutually agreed with General Instrument to end this agreement. The ending of this agreement immediately terminated this exclusivity for both parties, and accordingly enabled WorldGate to expand its focus in bringing Ojo to the marketplace. In addition to its current role for development and manufacture of Ojo, WorldGate became directly responsible for the advertising, marketing, and distribution of its products. Subsequent to the ending of the agreement with General Instrument the Company is depending upon distribution partners, including, for example, wholesalers, retailers and service providers, to provide the worldwide sales and distribution of the Ojo video phone. If the Company’s partners are not successful, or if their activities do not lead to significant sales of its product, operating results will be adversely affected,  revenue could be significantly reduced and the Company could lose potential customers.

The Company also depends on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key components and services critical for the product the Company is developing in our video phone business. The components and raw materials used in our Ojo video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability. A formal relationship with Mototech has been established for the volume manufacture of Ojo. Our non exclusive agreement with Mototech allows either party to terminate the agreement with 90 days prior notice. At the present time Mototech is the Company’s sole manufacturer of our video phones. If Mototech or other providers of components and/or manufacturing services do not produce these components or provide their services on a timely basis, if the components or services do not meet our specifications and quality control standards, or if the components or services are otherwise flawed, the Company may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage our reputation and could adversely affect our operating results. As a result, the Company could lose potential customers and any revenues that it may have at that time may decline dramatically.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains cash balances at financial institutions, which at times exceed the $100 FDIC limit.

Accounts Receivable

The Company records accounts receivable at the invoiced amount. Management reviews the receivable balances on a monthly basis. Management analyzes collection trends, payment patterns and general credit worthiness when evaluating collectibility and requires letters of credit whenever deemed necessary. Additionally, the Company may establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2006, the Company did not have an allowance for doubtful accounts or any off-balance sheet credit exposure related to its customers. At December 31, 2006, approximately 95% of accounts receivable were concentrated with five customers. The Company had two distribution customers that represented 8% of accounts receivable, and had two major international telecommunications customers that represented 82% of accounts receivable at December 31, 2006. At December 31, 2005, approximately 92% of accounts receivable were concentrated with one domestic customer. Trade accounts receivable at December 31, 2005 and 2006 were $133 and $1,005, respectively.

Inventory

The Company’s inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined on an average cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. To motivate trials and sales of its Ojo product, the Company has historically subsidized, and plans in the future to continue to subsidize, certain of its product sales to customers that result in sales of inventory below cost. In accordance with Accounting Research Bulletin (“ARB”) No. 43, the Company reflects such inventory at the lower of cost or market and has reduced its inventory at December 31, 2006 by $97 to reflect such valuation. Any significant unanticipated changes in the factors noted above could have an impact on the value of the Company’s inventory and its reported operating results. At December 31, 2005, the Company’s inventory balance was $2,878. This balance includes $2,006 of inventory related to the accounting for product purchased in connection with the ending of the General Instrument agreement and was recorded as a reserve for returns. At December 31, 2006, our inventory balance was $1,600. In 2006, the Company’s inventory was reduced by $585 to their estimated net realizable values.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” provides guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.

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

Also, as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale. Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted. As of September 30, 2006, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised. All of the additional investment rights had been exercised as of June 30, 2006. Based on anti-dilution provisions contained within this private placement the $2.69 warrants were modified to an exercise price of $2.35 as of December 31, 2006 and the number of outstanding warrants were increased by 98,164 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances. Based on anti-dilution provisions contained within this private placement the $3.14 warrants were also modified to an exercise price of $2.70 as of December 31, 2006 and the number of outstanding warrants were increased by 120,307 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.

Of the 7,550 preferred shares issued under this private placement, 7,384 shares have been redeemed as of December 31, 2006.

With respect to the Company’s accounting for the preferred stock, Emerging Issues Task Force (“EITF”) Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the preferred stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential failure in the Company’s ability to maintain an effective registration statement. Furthermore, the actual number of shares of common stock required to satisfy redemption is based upon the market value of the common stock at the time of the redemption, which cannot be predicted. Accordingly, the Company has classified the preferred stock as temporary equity and the value ascribed to the redeemable preferred stock upon initial issuance, i.e. at June 24, 2004, was the amount received in the transaction minus the fair value ascribed to the conversion options and warrants. The initial value of the redeemable preferred stock is accreted up to the redemption value (the amount received in the transaction) over the future relevant periods using the interest method. The value of the redeemable preferred stock at December 31, 2006 was $141.

The terms of the preferred stock include certain conversion options that represent derivative financial instruments under paragraph 12 of SFAS No. 133 “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and thus were separated from the preferred stock and valued using the Black-Scholes option pricing model. The conversion options include certain provisions that could result in a variable number of shares to be issued upon conversion, adjustment to the strike price at which conversion shares will be determined, or the requirement for the Company to settle the conversion options in cash. EITF 00-19, “Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) states that if the conversion options require net cash settlement in the event of circumstances that are not solely within the Company’s control they should be classified as a liability measured at fair value on the balance sheet.

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

The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. Both the warrants and conversion options are valued using the Black-Scholes valuation model. At December 31, 2005 and 2006, the closing common stock price was $2.06 and $1.34, respectively, applicable volatility rates were 57% and 99%, respectively, and the period close risk-free interest rates as of December 31, 2005 were between 3.8% and 4.2% for the instrument’s contractual remaining lives of 1.5, 0.5 and .08 years for the conversion option, and 3.5 years for the warrants, respectively, (continuously compounded), and as of December 31, 2006 interest rates were between 4.70% and 4.78%  for the instrument’s contractual remaining life of between 0.5 for the conversion option, and 2.5 years for the warrants (continuously compounded), and represent  the key assumptions used in the valuation calculation. The result was a $10,091 non cash charge for the year ended December 31, 2004, an $8,594 non cash gain for the year ended December 31, 2005, and a non cash charge of $50 for the year ended December 31, 2006.

After the mark to market adjustments, the balances of the conversion features derivative liability and the warrants derivative liability were $57 and $1,038, respectively, at December 31, 2005, and $11 and $997, respectively, at December 31, 2006.

Accounting for Secured Convertible Debentures and Related Warrants.

On August 11, 2006 the Company completed a private placement with an institutional investor of a convertible debenture in the aggregate principal amount of up to $11,000. This convertible debenture has a maturity of three years, an interest rate of 6% per annum, and is convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily  VWAP of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions). Interest is payable at maturity, and the Company may elect to pay the interest amount in cash or shares of our common stock. There was $193 of accrued interest as of December 31, 2006. Through December 31, 2006 the investors converted $1,350 of the convertible debt into 1,146,279 shares of the Company’s common stock. During the period January 1, 2007 through March 7, 2007 the investors converted an additional $800 of the convertible debt into 716,063 shares of the Company’s common stock.

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

In addition, the aggregate number of shares to be issued upon conversion, exercise of the warrants, payment for commitment shares, and payment of liquidated damages pursuant to the registration rights agreement has been limited to 61,111,111 shares of common stock. On September 19, 2006, the Company’s registration statement to register the shares under this private placement was declared effective.

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

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133, and EITF 00-19. SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19.  EITF 00-19 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control that they should be classified as a liability measured at fair value on the balance sheet.

Upon the issuance date there was an insufficient number of authorized shares of Common Stock in order to permit exercise of all of the warrants issued on August 11, 2006.  In accordance with EITF 00-19, when there are insufficient authorized shares, the obligation for the exercise of investor warrants should be classified as liability measured at fair value on the balance sheet.  Accordingly, at August 11, 2006, in connection with the $6,000 tranche, the convertible feature of the convertible debenture and the warrants were recorded as derivative liabilities of $4,446 and $1,269, respectively. On October 11, 2006 the Company received stockholder approval to increase the authorized shares from 80,000,000 to 120,000,000. Upon re-valuation at October 11, 2006, the value of the warrants at October 11, 2006, was reclassified to equity at fair value in accordance with the provisions of EITF 00-19.

At October 13, 2006, in connection with the $5,000 tranche, the convertible feature of the convertible debenture was recorded as a derivative liability of $3,449 and the warrants were recorded as additional paid in capital of $230.

The Company accounts for the conversion option using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The conversion options are valued using the Black-Scholes valuation model, applying actual period close common stock price ($1.34), applicable volatility rate (98.9%), and the period close risk-free interest rates (4.74%) for the instrument’s remaining contractual life (2.61 years).

At the initial recording of the August 11, 2006 tranche, the sum of the fair values of the convertible feature and the warrants, $5,714 in the aggregate, exceeded the net proceeds of $5,615.  The difference of $99 was charged to the change in fair value of derivative warrants of conversion options, upon issuance.   Accordingly, the Company recorded a discount equal to the face value of the convertible debenture, which will be amortized using the effective interest rate method over the three year term. The common stock issued  in the transaction was recorded at a net value of $0, as there was no residual value remaining.

For the $5,000 tranche issued on October 13, 2006, the Company recorded a discount of $3,979, which will be amortized using the effective interest method over the three year term.

During the year ended December 31, 2006, $1,350 in face value of the convertible debentures were converted, resulting in the issuance of 1,146,279 shares of common stock. As a result of the conversion, $1,350 of the discount on the convertible debenture has been charged to amortization of debt discount.

For the year ended December 31, 2006, the company has recorded total discount amortization of $1,354 and mark-to-market adjustments of the conversion feature derivative liability and the warrants derivative liability resulted in a loss of $133 and a loss of $253, respectively.

At December 31, 2006, the balances of the convertible debentures and the offsetting related discount were $9,650 and $8,625, respectively.

At December 31, 2006, after the mark to market adjustments, the balance of the conversion features derivative liability was $7,044.

Revenue Recognition.

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectibility is reasonably assured, and the delivery and acceptance of the equipment has occurred or services have been rendered. Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Due to our limited commercial sales history, our ability to evaluate the collectibility of customer accounts requires significant judgment. The Company continually evaluates its equipment customer and service customers’ accounts for collectibility at the date of sale and on an ongoing basis.

For the year ended December 31, 2005, and through mid February 2006, the Company had only one customer for the purchase of its product and the agreement with this customer included several elements relevant to revenue recognition including: (a) the customer had no general right to return the product;  (b) the customer earned warrants upon the purchase of significant video telephony units and the value of these warrants would result in a reduction of recognized revenue (the value of these warrants has been routinely monitored by the Company and is currently deemed to be insignificant, however, should the value of these warrants become material an offset would be made against revenues); (c) penalties were payable to the customer if certain excessive field failure rates are exceeded;  (d) the Company and the customer shared in the benefit achieved by product cost reductions; (e) penalties were payable to the customer if the Company failed to deliver shipments on a timely basis; (f) the Company extended to the customer a limited product warranty for a term not to exceed three years (the Company maintains a warranty reserve based upon the percentage of product sales consistent with industry comparable failure rates and the warranty period provided by the agreement). Beginning in mid February 2006, as a result of the termination of the General Instrument marketing and distribution agreement, the Company began selling its products to multiple customers and now evaluates its revenue recognition policy on a customer by customer basis.

Revenues are also offset by a reserve for any price refunds and consumer rebates consistent with the EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.”

As an incentive to promote delivery of the units, a special product launch discount was provided by the Company to a distributor as a quantity restricted reduction to the unit contract based price in effect. For the year ended December 31, 2005, this discount was $398. In addition, the Company offered a forward pricing program to its former distributor and a rebate program to consumers, as further incentives for the 2005 holiday season. These incentive programs began in the fourth quarter of 2005 and terminated during the first quarter of 2006. Consistent with the EITF Issue 01-9, the Company has offset its revenues for the year ended December 31, 2005 by $212 for a reserve for the total estimated liability for the forward pricing program, and $91 as an estimated liability associated with the rebate program. The total of the product launch discount, refunds and rebates for the year ended December 31, 2005 was $701. The forward pricing program was terminated with the termination on February 17, 2006 of the distribution agreement with General Instruments, and this liability was reversed and recorded as a $212 increase to the gain realized from termination of this agreement. On March 13, 2006, the Company announced that it was going to offer a new consumer rebate program effective April 1, 2006 and terminating June 30, 2006. At December 31, 2006, there was an estimated liability of $48 associated with this rebate program. Also, on March 13, 2006 the Company announced a price protection program for certain retailers holding Ojo video phone inventory as of April 1, 2006. At December 31, 2006, there was an estimated liability of $2 associated with this price protection program. These rebate and price protection programs were recorded as offsets against revenues in the year ended December 31, 2006.

During the year ended December 31, 2006, we shipped several thousand units, with a sales value of $902, to customers with a right of return. These customers may exercise their right of return only if they do not sell the units to their respective customers. Revenue for these units was deferred as of December 31, 2006 in accordance with SFAS 48 “Revenue Recognition when a Right of Return Exists.”  We do expect, however, to begin recording the sale of these units as revenue when they are sold by our customers.

As part of ending the Company’s agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources. As a result the Company recorded a reserve for returns and reduced revenue in the amount of approximately $2,310, during the fourth quarter of 2005. In addition, the Company has recorded no revenue for units shipped to General Instrument in the first quarter 2006 and for the year ended December 31, 2006 has recorded a gain on termination of this agreement of approximately $1,843 as a result of the lower purchase price of the inventory repurchased from General Instrument ($1,393, net of the cost of rework for rebranding the product and the adjustment of the inventory to its current replacement value) and reversal of the product refund program reserve ($212) as well as an adjustment of the warranty reserve for products repurchased ($233), both of which resulted from termination of the Company’s agreement with General Instrument.

Cost of Revenues

Cost of equipment product revenues reflects primarily the purchase of video phones from the Company’s supplier Mototech. The components and raw materials used in our Ojo video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability.

Engineering and Development Costs

Engineering and development costs are expensed as incurred. Engineering and development costs from continuing operations were $3,557, $5,727 and $6,238 for the years ended December 31, 2004, 2005 and 2006, respectively.

Advertising Costs

Advertising costs, included in sales and marketing expense, are expensed in the period incurred. Advertising expenses from continuing operations were $50, $1,743 and $1,036 for the years ended December 31, 2004, 2005 and 2006, respectively.

Income Taxes

Provision for income taxes is determined based on the asset and liability method. The asset and liability method provides that deferred tax balances are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax liabilities or assets at the end of each period are determined using the tax rate enacted under the current tax law. The measurement of net deferred tax assets is reduced by the amount of any tax benefits that, based on available evidence, are not expected to be realized, and a corresponding valuation allowance is established. The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2005 and 2006 due to the uncertainty regarding whether the deferred tax asset will be realized.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating inflows. As a result, the Company’s net loss before taxes for the year ended December 31, 2006 is approximately $827 ($0.02 per share) greater than if it had continued to account for share-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The stock based compensation expense is included in general and administrative expense in the consolidated statement of operations.

Consistent with the requirements of SFAS 123(R), the Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards. This approach is consistent with intraperiod allocation guidance in SFAS No. 109, “Accounting for Income Taxes”, and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income From Continuing Operations.”

Prior to January 1, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of  APB No. 25, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to January 1, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized for certain options granted to non employees of the Company based upon fair value.

As was permitted under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amended SFAS No. 123, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss  per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31
	2004	2005
Net loss	$(19,425)	$(6,851)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax of $0	(2,072)	(833)
Pro forma net loss	$(21,497)	$(7,684)
Net loss per share:
Basic and diluted net loss—as reported	$(0.70)	$(0.19)
Basic and diluted net loss—pro forma	$(0.77)	$(0.22)

Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

Net Loss Per Share (Basic and Diluted)

Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive. Potential common shares comprise shares of common stock issuable upon the exercise of stock options and warrants and the conversion of preferred stock and convertible debt. The number of potential common shares which would have been assumed to be converted in the years ended December 31, 2004, 2005 and 2006 and have a dilutive effect if the Company had income from continuing operations, or if the options’ exercise price was less than the average market price of the common shares, were 11,295,669, 10,990,946 and 20,549,235, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, embedded derivatives, accounts receivable and accounts payable. The book value of cash and cash equivalents, accounts receivable, and accounts payable is considered to be representative of their fair value because of their short term maturities. The carrying value of the Convertible Debentures Payable on the balance sheet as of December 31, 2006 approximates fair value as terms approximate those currently available for similar instruments. Embedded derivatives reported on the balance sheet as of December 31, 2006 are presented as a liability measured at fair value using the Black-Scholes option pricing model (refer to Note 10, “Redeemable Preferred Stock” and Note 3, “Accounting for Secured Convertible Debentures”).

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

In 2005, accounts receivable consisted of receivables with our video phone distribution partner. Due to the credit worthiness of the distribution partner, and its financial payment history with the Company, no allowance for potential credit losses was recorded as of December 31, 2005. In 2006, accounts receivable primarily consisted of receivables from the sales of our video phones to retailers, distributors, service providers and from our web site. As a result of the credit worthiness and payment history related to these sales, no allowance for potential credit losses has been recorded as of December 31, 2006.

Sales to major customers, in excess of 10% of total revenues and accounts receivables, were as follows for each of the years ended December 31:

	Sales			Accounts Receivable
Customer	2004	2005	2006	2005	2006
A	100%	99%	0	92%	0
B	0	0	0 (1)	0	76%	(1)
C	0	0	14%	0	0
D	0	0	25%	0	0

(1)          Shipments totaling $778 were deferred at December 31, 2006 pursuant to guidance of SFAS 48.

As of December 31, 2006, Mototech is the sole volume manufacturer of Ojo video phones to the Company. A formal relationship had been established with Mototech in 2003. Mototech is a Taiwanese manufacturer and distributor of high performance, high speed data and computer networking products. The components and raw materials used in our Ojo video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability.

At December 31, 2006, the Company has long-lived assets, with a net book value total of $951, located in the United States, and $315 located in Taiwan, R.O.C.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R. SAB 107 primarily interprets how the implementation of SFAS 123R is to be applied under SEC rules and regulations. Beginning January 1, 2006, the Company is required to expense the fair value of employee stock options and similar awards. For the twelve months ended December 31, 2006, the Company expensed $827. The Company has elected to utilize the modified prospective transitional method in accounting for share-based employee payment transactions. Based upon the employee options outstanding as of December 31, 2006 and the transitional provisions of SFAS No.123R and SAB 107, there are approximately $1,633 of future costs, utilizing the fair value method that will be expensed over a four year period from 2007 through 2010. Additionally, the Company will utilize the fair value method for any future instruments issued after January 1, 2006 (for more details, refer to Note 3).

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections—replacement of APB Opinion No. 20 and FASB Statement No. 3,” was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’

financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In September 2005, the EITF reached consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”  The effect reduces reported revenues and cost of sales for affected transactions. The consensus on this issue applies to such transactions beginning in the first quarter 2006.  The adoption of Issue No. 04-13 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2005, the FASB ratified the EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The adoption of the Issue did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is  recorded in the stockholder’s equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under SFAS No. 109, “Accounting for Income Taxes.”  The adoption of the Issue did not have a material effect on the Company’s consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155 ‘‘Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140’’ (‘‘SFAS 155’’). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its results of consolidated operations and financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company’s consolidated financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness.

The Company is in the process of evaluating the impact of the application of the Interpretation to its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of SFAS No. 157 is encouraged. The Company is currently evaluating the expected effect of SFAS No. 157 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not  have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, FASB ratified EITF No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider”(“EITF 06-1”). This guidance requires the application of EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer”(“EITF 01-9”), when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and, also, provides guidance for the classification of the expense. EITF 06-1 is effective for the first annual reporting period beginning after June 15, 2007. The Company has not yet assessed the impact of EITF 06-1 on the Company’s financial statements.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”).  EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. We do not expect the adoption of EITF 06-6 to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of FSP EITF 00-19-02 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 159.  The Company is currently evaluating the expected effect of SFAS No. 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

4.                 Inventory

The Company’s inventory as carried in its financial statements is all finished goods inventory. The Company orders, purchases and receives finished, completed, boxed and ready for sale video phone products directly from its supplier. The Company makes no subsequent hardware changes to the products. The Company does not maintain work in process inventory, component raw materials or supplies, except for very minimal quantities for repair work. The Company does not include tooling, deferred start-up or general and administrative costs in its inventory costs. The Company also does not maintain specific inventory for any specific long-term contracts or programs. The Company tracks and removes inventory only under the “first-in, first-out method” and prices it based upon the Company’s actual cost unless adjustments are required for obsolescence or for market valuations. During the years ended December 31, 2005 and 2006, the Company reduced inventory by $0 and $585, respectively, for such adjustments.

Inventories as of December 31, 2005 and 2006 are summarized as follows:

	2005	2006
Raw material	$0	$0
Finished goods	2,878	1,600
Total Inventory	2,878	1,600
Inventory Reserve	0	0
Inventory, net	$2,878	$1,600

5.                 Property and Equipment

Property and equipment consist of the following at December 31, 2005 and 2006:

	2005	2006
Computer equipment and system packages	$1,079	$1,247
Office equipment	225	309
Furniture and fixtures	714	655
Hardware, software and tooling	1,160	1,328
Leasehold improvements	906	955
	4,084	4,494
Less accumulated depreciation and amortization	(2,508)	(3,228)
Property and equipment, net	$1,576	$1,266

Depreciation and amortization on property and equipment in the amount of $477, $693 and $720 was recorded for each of the years ended December 31, 2004, 2005 and 2006, respectively.

6.                 Warranty Reserve

The Company provides a warranty covering defects arising from the sales of its video phone product. This warranty is limited to a specific time period. As of December 31, 2006, the Company has a reserve of $85 that is based on expected and historical loss rate as a percentage of product sales. As of December 31, 2006, the Company has not incurred any material warranty costs related to our product. Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. While the Company believes its estimate at December 31, 2006 is reasonable and adequate, it is subject to change based on our future sales and experience, which may require an increase or decrease in our reserve.

During the year ended December 31, 2006, the Company reduced its warranty reserve of $336 at December 31, 2005 by $251. This adjustment reflects a $224 increase to the gain recorded from the termination on February 17, 2006 of the Company’s agreement with General Instrument, as a result of the elimination of the warranty exposure for products previously sold and then repurchased from General Instrument under this termination, warranty claims of $52 in 2006 and increases of $25 for additional warranty costs from increased product sales in 2006.

7.                 Financing Agreements

During 2005, the Company financed its Directors and Officers’ Insurance Policy for the policy period ended April 15, 2006. As of December 31, 2005, the remaining unpaid portion of the note payable had been paid in full. The weighted average interest rate on this financing was 5.99%. This expense is currently being paid as due and is no longer financed.

8.                 Income Taxes

The significant components of the net deferred tax asset at December 31, 2005 and 2006 are as follows:

	2005	2006
Federal tax loss carryforward	$69,713	$76,098
State tax loss carryforward	11,961	17,612
Property and equipment	(188)	559
Research and experimentation credit	3,019	3,624
Officers’ compensation, accrued expenses and other	627	834
Inventory	166	608
	85,298	99,335
Less: valuation allowance	(85,298)	(99,335)
	$0	$0

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

At December 31, 2006, the Company had a net operating loss carryforward of approximately $223,819 for federal tax purposes, expiring between 2012 and 2026, if not utilized. The net operating loss carryforward for state tax purposes is approximately $176,300, which will expire through 2026. These carryforwards may be applied as a reduction to future taxable income of the Company, if any. The state net operating loss carryforwards are limited by state tax law to a maximum utilization of $2,000 per year. The Company also has federal research and experimentation credit carryforwards of approximately $3,624. All state research and experimentation credits totaling $23 were refunded during 2006 and no carryovers remain. The federal research and experimentation credit carryforwards expire between 2012 and 2026. The Company’s ability to utilize its net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior or future changes in ownership and tax law as defined under Section 382 of the Internal Revenue Code of 1986. Such limitations are based on the market value of the Company at the time of ownership change multiplied by the long-term exempt rate supplied by the Internal Revenue Service.

9.                 Secured Convertible Debentures

On August 11, 2006 the Company completed a private placement with an institutional investor of  convertible debentures in the aggregate principal amount of up to $11,000 (for more details, refer to Note 3). These convertible debentures have a maturity of three years, an interest rate of 6% per annum, and are convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted average closing prices (“VWAP”) of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions).  Interest is payable at maturity, and may be paid in cash or shares of the Company’s common stock.

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

As part of this private placement, the Company issued five-year warrants to purchase a total of up to 2,595,000 shares of WorldGate common stock, with 1,145,000 of the warrants having an exercise price of $1.85 per share (with 624,545 of these warrants issued at the initial closing and 520,455 warrants issued at the closing of the second tranche of funding), 1,100,000 of the shares having an exercise price of $2.35 per share (with 600,000 of these warrants issued at the initial closing and 500,000 warrants issued at the closing of the second tranche of funding), and 350,000 warrants having an exercise price of $2.60 per share (with 190,909 of these warrants issued at the initial closing and 159,091 warrants issued at the closing of the second tranche of funding on October 13, 2006).

Pursuant to a registration rights agreement associated with this transaction at least 27,227,581 shares of common stock are required to be registered, of which 7,975,752 shares of common stock have already been registered and 19,251,828 shares of common stock remain to be registered.  Pursuant to a waiver granted by the purchaser of these shares in November 2006, the Company has been given until the earlier of 45 days from the date the Company files with the SEC its annual report on Form 10-K for the fiscal year ended December 31, 2006, or May 15, 2007, to file a registration statement for these shares. Furthermore such waiver requires that any failure to file this registration statement or to cause it to be declared effective will not result in any damages becoming due thereunder, liquated or otherwise.

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

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133, and EITF 00-19. SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19.  EITF 00-19 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control that they should be classified as a liability measured at fair value on the balance sheet.

Upon the issuance date there was an insufficient number of authorized shares of Common Stock in order to permit exercise of all of the warrants issued on August 11, 2006.  In accordance with EITF 00-19, when there are insufficient authorized shares, the obligation for the exercise of investor warrants should be classified as liability measured at fair value on the balance sheet.  Accordingly, at August 11, 2006, in connection with the $6,000 tranche, the convertible feature of the convertible debenture and the warrants were recorded as derivative liabilities of $4,446 and $1,269, respectively. On October 11, 2006 the Company received shareholder approval to increase the authorized shares from 80,000,000 to 120,000,000. Upon re-valuation at October 11, 2006, the value of the warrants at October 11, 2006, was reclassified to equity at fair value in accordance with the provisions of EITF 00-19.

At October 13, 2006, in connection with the $5,000 tranche, the convertible feature of the convertible debenture was recorded as a derivative liability of $3,449 and the warrants were recorded as additional paid in capital of $230.

The Company accounts for the conversion option using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The conversion options are valued using the Black-Scholes valuation model, applying actual period close common stock price ($1.34), applicable volatility rate (98.9%), and the period close risk-free interest rates (4.74%) for the instrument’s remaining contractual life (2.61 years).

At the initial recording of the August 11, 2006 tranche, the sum of the fair values of the convertible feature and the warrants, $5,714 in the aggregate, exceeded the net proceeds of $5,615.  The difference of $99 was charged to the change in fair value of derivative warrants of conversion options, upon issuance.   Accordingly, the Company recorded a discount equal to the face value of the convertible debenture, which will be amortized using the effective interest rate method over the three year term. The common stock issued as fees in the transaction was recorded at a net value of $0, as there was no residual value remaining.

For the $5,000 tranche issued on October 13, 2006, the Company recorded a discount of $3,979, which will be amortized using the effective interest method over the three year term.

During the year ended December 31, 2006, $1,350 in face value of the convertible debentures were converted, resulting in the issuance of 1,146,279 shares of common stock. As a result of the conversion, $1,350 of the discount on the convertible debenture has been charged to discount amortization.

For the year ended December 31, 2006, the company has recorded total discount amortization of $1,354 and mark-to-market adjustments of the conversion feature derivative liability and the warrants derivative liability resulted in a loss of $133 and a loss of $253, respectively.

At December 31, 2006, the balances of the convertible debentures and the offsetting related discount were $9,650 and $8,625, respectively.

10.          Stockholders’ Equity

Preferred Stock

The Company has the authority to issue from time to time up to an aggregate of 13,500,000 shares of preferred stock in one or more classes or series and to determine the designation and the number of shares of any class or series as well as the voting rights, preferences, limitations and special rights, if any, of the shares of any class or series. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of the Company. At December 31, 2005 and 2006 there were 500 and 166, respectively, shares of redeemable preferred stock outstanding.

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

Also, as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale. Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted. As of September 30, 2006, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised. All of the additional investment rights had been exercised as of June 30, 2006. Based on anti-

dilution provisions contained within this private placement the $2.69 warrants were modified to $2.35 as of December 31, 2006 and the number of outstanding warrants were increased by 98,164 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances. Based on anti-dilution provisions contained within this private placement the $3.14 warrants were also modified to an exercise price of $2.70 as of December 31, 2006 and the number of outstanding warrants were increased by 120,307 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.

Of the 7,550 preferred shares issued under this private placement, 7,384 shares have been redeemed as of December 31, 2006.

With respect to the Company’s accounting for the preferred stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the preferred stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential failure in the Company’s ability to maintain an effective registration statement. Furthermore, the actual number of shares of common stock required to satisfy redemption is based upon the market value of the common stock at the time of the redemption, which cannot be predicted. Accordingly, the Company has classified the preferred stock as temporary equity and the value ascribed to the redeemable preferred stock upon initial issuance, i.e. at June 24, 2004, was the amount received in the transaction minus the fair value ascribed to the conversion options and warrants. The initial value of the redeemable preferred stock is accreted up to the redemption value (the amount received in the transaction) over the future relevant periods using the interest method. The value of the redeemable preferred stock at December 31, 2006 was $141.

The terms of the preferred stock include certain conversion options that represent derivative financial instruments under paragraph 12 of SFAS No. 133 and thus were separated from the preferred stock and valued using the Black-Scholes option pricing model. The conversion options include certain provisions that could result in a variable number of shares to be issued upon conversion, adjustment to the strike price at which conversion shares will be determined, or the requirement for the Company to settle the conversion options in cash. EITF 00-19 states that if the conversion options require net cash settlement in the event of circumstances that are not solely within the Company’s control they should be classified as a liability measured at fair value on the balance sheet.

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

The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. Both the warrants and conversion options are valued using the Black-Scholes valuation model. At December 31, 2005 and 2006, the closing common stock price was $2.06 and $1.34, respectively, applicable volatility rates were 57% and 99%, respectively, and the period close risk-free interest rates as of December 31, 2005 were between 3.8% and 4.2% for the instrument’s contractual remaining lives of 1.5, 0.5 and 0.8 years for the conversion option and 3.5 years for the warrants, respectively, (continuously compounded), and as of December 31, 2006 interest rates were 4.70% and 4.78%  for the instrument’s contractual remaining life of between 0.5 and 2.5 years (continuously compounded), are the key assumptions used in the valuation calculation. The result was a $10,091 non cash charge for the year ended December 31, 2004, an $8,594 non cash gain for the year ended December 31, 2005, and a non cash charge of $50 for the year ended December 31, 2006.

After the mark to market adjustments, the balances of the conversion features derivative liability and the warrants derivative liability were $57 and $1,038, respectively, at December 31, 2005, and $11 and $997, respectively, at December 31, 2006.

Warrants

In August 2000, the Company issued warrants to the TVGateway partners as part of the TVGateway Joint Venture. These warrants may be exercised to purchase in the aggregate up to 1,500,000 shares of common stock at an exercise price of $24.78 and up to 500,000 additional shares of common stock at an exercise price of $12.39. The warrants were subject to vesting at varying rates based on the deployment of the Company’s discontinued Internet TV service on each operator’s digital cable systems. On September 30, 2003, 1,000,000 warrants were cancelled. At December 31, 2006, none of the remaining warrants have vested. These warrants expire on July 24, 2007.

In November 2000, we entered into a deployment agreement with AT&T Broadband to deploy the Company’s interactive services to AT&T digital customers in Cedar Falls and Waterloo, Iowa and Tacoma, Washington. As part of this agreement, the Company issued warrants to AT&T to purchase up to 1,000,000 shares of the Company’s common stock at a per share exercise price of $16.02. The warrants are subject to vesting at varying rates based on the deployment of the Company’s Internet TV service on AT&T’s digital cable systems. At December 31, 2006, none of the warrants have vested. These warrants expire on November 12, 2007.In connection with the December 2003 and January 2004 private placements, we issued 1,020,000 warrants and 10,000 additional investment rights to purchase shares of common stock. For the December 2003 transactions the warrants had an exercise price of $1.00 per share and the additional investment rights were priced at $0.80 per share. For the January 2004 transaction the warrants had an exercise price of $1.875 per share and the addition investment rights were priced at $1.50 per share. In addition, if the selling security holders exercise their additional investment rights, we will be obligated to issue additional warrants to purchase our common stock at an exercise price of $1.00 per share and $1.875 per share, respectively, for the December 2003 and the January 2004 transactions. Included with general and administrative expenses in 2003 and 2004 were $117 and $608, respectively, of expenses relating to the valuation of warrants and options issued in 2003 and 2004 for investment advice and services. These valuations were determined by using the Black-Scholes fair value option valuation model. The following assumptions were used for the warrants: expected volatility of 100% for 2003 and 65% for 2004; average risk-free interest rates of 1.0% for 2003 and 3.20% for 2004; dividend yields of 0% and 0%; and expected lives of up to 5.0 years for both valuations

In connection with the Development and Distribution Agreement with General Instrument, the Company issued warrants in April and September 2004 to General Instrument to purchase 600,000 shares of our common stock, 300,000 at an exercise price of $1.4375 per share with the execution of the agreement in April 2004, and 300,000 at an exercise price of $1.75 upon the delivery to General Instrument of acceptable prototypes for the product. Included in General and Administrative expenses in September 2004 were $606 of expenses relating to the valuation of these warrants. This valuation was determined by using the Black-Scholes fair value option model. The following assumptions were used: expected volatility of 65%; average risk-free interest rate of 3.43 percent; dividend yield of 0%; and an expected life of 5.0 years.

In connection with the June 2004 private placement  the Company issued five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of our common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale. Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted. As of December 31, 2006, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised. All of the additional investment rights had been exercised as of December 31, 2006. Based on anti-dilution provisions contained within this private placement the $2.69 warrants were modified to an exercise price of $2.35 as of December 31, 2006 and the number of outstanding warrants were increased by 98,164 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances. Based on anti-dilution provisions contained within this private placement the $3.14 warrants were also modified to an exercise price of $2.70 as of December 31, 2006 and the number of outstanding warrants were increased by 120,307 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.

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

In August 2005, the Company completed a private placement for $17,500 of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,671,947 shares of its common stock: 1,633,333 shares to the investors at an exercise price of $5.00 per share, and 38,614 shares to the placement agent at an exercise price of $4.53 per share. The investors also received an additional investment right, for a period of 60 days from the time the shares become registered, to purchase 1,554,000 additional shares of common stock at $4.12 per share. The accounting for these warrants and investment rights is established by analogy to APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” which addresses detachable stock purchase warrants issued in conjunction with convertible debt and prescribes that such warrants be accounted for as additional paid in capital measured at fair value. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120 days from the effective date of the agreement that the shares in the transaction fail to be registered. The Registration Statement covering the shares under this private placement was not declared effective until June 1, 2006. Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. For the years ended December 31, 2005 and 2006 the Company recorded and expensed related penalties of $535 and $1,114, respectively. The related unpaid penalties accrued as of December 31, 2005 and December 31, 2006 was $535 and $157, respectively.  On July 25, 2006, the Company amended the terms of the additional investment right that was granted to an investor as part of the August 2005 private placement, with respect to a portion of shares of common stock purchasable thereunder and agreed to apply $158 of accrued penalties towards the exercise price of such amended additional investment right, for the purchase of 129,950 shares of common stock. The penalties had accrued with respect to the Company’s inability to register the shares acquired by such investor in the private placement within 120 days of the transaction. In consideration for this amendment and application of the exercise proceeds the investor agreed to forego any cash payment of the penalties other than as available through the proceeds of the exercise of the amended investment right and to grant to the Company a release of all claims relating to the late registration of the private placement shares, other than the aforesaid penalties. The amended additional investment right provides that the investor thereof may purchase the 129,950 shares of common stock for a period of 760 days beginning June 1, 2006 for an exercise price of $1.515 per share. The terms of the additional investment rights with respect to the remaining 1,424,050 shares of common stock purchasable thereunder remain unchanged. On July 26, 2006 this investor exercised the additional investment right for 129,950 shares. On July 31, 2006 the amended additional investment right with respect to the remaining 1,424,050 shares of common stock expired. On December 12, 2006 the Company amended the terms of the warrants that were granted to an investor as part of the August 2005 private placement, with respect to a portion of shares of common stock purchasable thereunder and agreed to apply $315 of accrued penalties towards the exercise price of such amended warrants, for the purchase of 279,255 shares of common stock. In addition, the exercise price of 47,412 of the warrants was changed to $1.41 per share. The penalties had accrued with respect to the Company’s inability to register the shares acquired by such investor in the private placement within 120 days of the transaction. In consideration for this amendment and application of the exercise proceeds the investor agreed to forego any cash payment of the penalties other than as available through the proceeds of the exercise of the amended warrant and to grant to the Company a release of all claims relating to the late registration of the private placement shares, other than the aforesaid penalties. The amended warrants provide that the investor thereof may purchase the 326,667 shares of common stock for a period of 1,330 days beginning December 12, 2006 for an exercise price of $1.41 per share. The terms of the warrants with respect to the remaining shares of common stock purchasable thereunder remain unchanged. On December 19, 2006 this investor exercised the warrants for the purchase of 279,255 shares.

On August 11, 2006 the Company completed a private placement with an institutional investor of a convertible debenture in the aggregate principal amount of up to $11,000. As part of this private placement the Company issued five-year warrants to purchase a total of up to 2,595,000 shares of WorldGate common stock, with 1,145,000 of the warrants having an exercise price of $1.85 per share (with 624,545 of these warrants issued at the initial closing and 520,455 warrants issued at the closing of the second tranche of funding), 1,100,000 of the shares having an exercise price of $2.35 per share (with 600,000 of these warrants issued at the initial closing and 500,000 warrants issued at the closing of the second tranche of funding), and 350,000 warrants having an exercise price of $2.60 per share (with 190,909 of these warrants issued at the initial closing and 159,091 warrants issued at the closing of the second tranche of funding on October 13, 2006).

As of December 31, 2005 and 2006, respectively, there were a total of 6,297,195 and 7,277,378 warrants outstanding.

Stock Option Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). This plan provides for the granting of stock options to officers, directors, employees and consultants. Grants under this plan may consist of options intended to qualify as incentive stock options (“ISOs”), or nonqualified stock options that are not intended to so qualify (“NQSOs”). The option price of any ISO will not be less than the fair market value on the date the option is granted (110% of fair value in certain instances). The option price of NQSOs may be greater than, equal to, or less than the fair market value on the date the option is granted. The 1996 Plan originally authorized a maximum of 933,333 shares of common stock.

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

Both the 1996 Plan and its successor, the 2003 Plan are administered by a committee of the Board of Directors. The committee determines the term of each award, provided, however, that the exercise period may not exceed ten years from the date of grant, and for ISOs, in certain instances, may not exceed five years. The options granted under this plan vest ratably over a four-year period from the date of grant. As of December 31, 2006 there were 2,091,682 shares available to grant under the Plan and 4,913,689 options outstanding.

The weighted-average fair values of the options granted were $1.16, $1.56 and $1.15 per option during the years ended December 31, 2004, 2005 and 2006, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes fair value option valuation model. The following weighted-average assumptions were used for grants in 2004, 2005 and 2006, respectively: expected volatility of 90%, 58% and 91.7%; average risk-free interest rates of 2.97%, 4.23% and 4.62%; dividend yield of 0%; and expected lives of 4.0, 4.0 and 6.2 years.

A summary of the Company’s stock plan is presented below:

	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2005	4,536,677	$1.87
Granted	494,292	$3.21
Exercised	(373,352)	$2.20
Cancelled/forfeited	(176,602)	$4.55
Outstanding, December 31, 2005	4,481,015	$1.94
Granted	529,523	$1.53
Exercised	(56,857)	$0.93
Cancelled/forfeited	(39,992)	$3.08
Outstanding, December 31, 2006	4,913,689	$1.90	$1,540,132
Exercisable, December 31, 2006	3,131,487	$1.96	$1,120,268

The following table summarizes information about stock options outstanding at December 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 - $0.39	297,113	6.17	$0.37	217,986	$0.37
$0.40 - $0.59	1,081,000	6.75	0.52	798,875	0.52
$0.60 - $0.89	199,492	6.70	0.59	191,992	0.59
$0.90 - $1.34	779,250	6.97	1.06	399,250	1.07
$1.35 - $2.01	850,189	7.51	1.59	379,211	1.72
$2.02 - $3.02	1,092,998	6.18	2.56	791,901	2.58
$3.03 - $4.53	426,012	7.42	4.23	203,937	4.32
$4.54 - $6.80	112,533	5.97	5.90	73,233	6.17
$6.81 - $10.20	40,000	4.13	8.25	40,000	8.25
$10.21 - $15.30	0	0	0	0	0
$15.31 - $22.95	31,046	3.10	20.44	31,046	20.44
$22.96 - $34.43	4,056	3.51	28.60	4,056	28.60
	4,913,689	6.75	$1.90	3,131,487	$1.96

Cash received from option exercises for fiscal years 2004, 2005 and 2006 was $813, $818 and $12, respectively. The Company did not realize an actual tax benefit for the tax deductions from exercises during these years.

The total fair value of the shares vested during the years ended December 31, 2004, 2005 and 2006 was $2,072, $833 and $827, respectively. The intrinsic value of the options exercised during the years ended December 31, 2004, 2005 and 2006 was $515, $846 and $27, respectively

The following table is the summary of the Company’s non-vested shares as of December 31, 2006 and changes during the year then ended:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Non-vested as of January 1, 2006	2,185,210	$1.73
Granted	529,523	$1.53
Forfeited	19,689	$2.74
Vested	912,842	$1.50
Non-vested as of December 31, 2006	1,782,202	$1.78

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

During 2005 and 2006, the Company sold 16,639 and 18,040 shares of common stock under the Stock Purchase Plan for proceeds of $35 and $27, respectively.

11.   Commitments and Contingencies

Leases

The Company’s current five year lease was signed on September 1, 2005 and covers 42,500 square feet at an annual rate of $11.40 per square foot with a 3% increase annually, cancelable by either party with eight months notice, with a termination by tenant also including six months termination fee. Total rent expense for the years ended December 31, 2004, 2005 and 2006 amounted to approximately $1,027, $218 and $642, respectively.

In November 2003, the Company entered into a 60 month lease for office equipment. As of December 31, 2006, there remains a total of $11 to be paid over the remaining period of this lease. In October 2005, the Company entered into a 36 month lease for office equipment. As of December 31, 2006 there remains a total of $13 to be paid over the remaining period of this lease.

Disclosure of Contractual Obligations

The future minimum contractual rental commitments under non-cancelable leases for each of the fiscal years ending December 31 are as follows:

(Dollars in Thousands)
2007	$517
2008	530
2009	535
2010	363
Total	$1,945

Legal Proceedings

Although from time to time the Company may be involved in litigation as a routine matter in conducting its business, the Company is not currently involved in any litigation which it believes is material to its operations or balance sheet. The Company complies with the requirements of currently prevailing accounting standards and provide for accruals where a liability is probable and a reasonable estimate can be made as to the probable amount of such liability. In 2006, the Company settled certain legal claims that resulted in expenditures of $345.

12.   Significant Agreements and Transactions

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

As part of ending the development and distribution agreement, General Instrument has agreed to certain restrictions on its development of a stand-alone video phone product which has as a primary function the making or receipt of video phone calls over a broadband network. Such restrictions ended in January 2007.

Net revenues recognized from General Instrument, an investor, were approximately $231, $1,596 and $0, respectively, for the years ended December 31, 2004, 2005 and 2006. This investor accounted for approximately 100% of the revenues for the years ended December 31, 2004 and 2005. Accounts receivable from this investor was $123 and $0 as of December 31, 2005 and December 31, 2006, respectively. In April and September 2004, the Company issued warrants to this investor to purchase shares of our common stock, with the April warrants having an exercise price of $1.4375 per share and the September warrants having an exercise price of $1.75 per share. Included in General and Administrative expenses in September 2004 were $606 of expenses relating to the valuation of these warrants. This valuation was determined by using the Black-Scholes fair value option model. The following assumptions were used: expected volatility of 65%; average risk-free interest rate of 3.43%; dividend yield of 0%; and an expected life of 5.0 years.

The Company has a current multi-year agreement with Mototech , an investor, to provide the Company with engineering and development support. As a result of this agreement, the Company has expensed approximately $59, $427 and $415, respectively for the years ended December 31, 2004, 2005 and 2006. Accounts payable to this investor amounted to $1,173 and $1,377 at December 31, 2005 and December 31, 2006, respectively. This agreement provides for contracted services, including hardware and software development, and the creation and development of tools to facilitate the Company’s engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company. Net revenues from operations recognized from Mototech were approximately $0, $0 and $406 for the years ended December 31, 2004, 2005 and 2006, respectively. This investor accounted for approximately 0%, 0% and 14% of the revenues for the years ended December 31, 2004, 2005 and 2006, respectively. Accounts receivable from this investor were $0 and $1, respectively, as of December 31, 2005 and December 31, 2006.

In August 2005, the Company completed a private placement for $17,500 of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,671,947 shares of its common stock: 1,633,333 shares to the investors at an exercise price of $5.00 per share, and 38,614 shares to the placement agent at an exercise price of $4.53 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,554,000 additional shares of common stock at $4.12 per share. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120 days from the effective date of the agreement that the shares in the transaction fail to be registered. The Registration Statement covering the shares under this private placement was not declared effective until June 1, 2006. Until such time as the shares were registered the Company was subject to the penalty provision under this private placement.  For the twelve months ended December 31, 2006 and 2005 the Company recorded and expensed related penalties of $1,114 and $535, respectively. The related unpaid penalties accrued as of December 31, 2006 and December 31, 2005 was $157 and $535, respectively. On July 25, 2006, the Company amended the terms of the additional investment right that was granted to an investor as part of the August 2005 private placement, with respect to a portion of shares of common stock purchasable thereunder and agreed to apply $158 of accrued penalties towards the exercise price of such amended additional investment right, for the purchase of 129,950 shares of common stock. The penalties had accrued with respect to the Company’s inability to register the shares acquired by such investor in the private placement within 120 days of the transaction. In consideration for this amendment and application of the exercise proceeds the investor agreed to forego any cash payment of the penalties other than as available through the proceeds of the exercise of the amended investment right and to grant to the Company a release of all claims relating to the late registration of the private placement shares, other then the aforesaid penalties. The amended additional investment right provides that the investor thereof may purchase the 129,950 shares of common stock for a period of 760 days beginning June 1, 2006 for an exercise price of $1.515 per share. The terms of the additional investment rights with respect to the remaining 1,424,050 shares of common stock purchasable thereunder remain unchanged.  On July 26, 2006 this investor exercised the additional investment right for 129,950 shares. On July 31, 2006 the amended additional investment right with respect to the remaining 1,424,050 shares of common stock expired  On December 12, 2006 the Company amended the terms of the warrants that were granted to an investor as part of the August 2005 private placement, with respect to a portion of shares of common stock purchasable thereunder and agreed to apply $315 of accrued penalties towards the exercise price of such amended warrants, for the purchase of 279,255 shares of common stock. In addition, the exercise price of 47,412 of the warrants was changed to $1.41 per share. The penalties had accrued with respect to the Company’s inability to register the shares acquired by such investor in the private placement within 120 days of the transaction. In consideration for this amendment and application of the exercise proceeds the investor agreed to forego any cash payment of the penalties other than as available through the proceeds of the exercise of the amended warrant and to grant to the Company a release of all claims relating to the late registration of the private placement shares, other than the aforesaid penalties. The amended warrants provide that the investor thereof may purchase the 326,667 shares of common stock for a period of 1,330 days beginning December 12, 2006 for an exercise price of $1.41 per share. The terms of the warrants with respect to the remaining shares of common stock purchasable thereunder remain unchanged. On December 19, 2006 this investor exercised the warrants for the purchase of 279,255 shares.

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

On August 11, 2006 the Company completed a private placement with an institutional investor of a convertible debenture in the aggregate principal amount of up to $11,000. These convertible debentures have a maturity of three years, an interest rate of 6% per annum, and are convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted average closing price (“VWAP”) of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions). Interest is payable at maturity, and the Company may elect to pay the interest amount in cash or shares of our common stock. Through December 31, 2006 the investors converted $1,350 of the convertible debt into 1,146,279 shares of the Company’s common stock. During the period January 1, 2007 through March 7, 2007 the investors converted an additional $800 of the convertible debt into 716,063 shares of the Company’s common stock.

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

The Company has the right to redeem all or any portion of the principal amount of the convertible debentures in cash at any time upon not less than four business days notice if the closing price of our stock is less than $1.75 per share. Such early redemption will, however, require the Company to pay a 10% prepayment premium.  In addition, without any prepayment premium, the Company has the right to force the holders to convert a maximum of $500 of the principal amount of the convertible debenture in any thirty day period if for five consecutive trading days the VWAP of our common stock is above $1.925 per share but less then $3.50 per share and providing the daily trading volume exceeds 200,000 shares for these five days, and certain other conditions are met. If the VWAP of our common stock is greater than $3.50 per share for 30 consecutive trading days, the daily trading volume exceeds 250,000 shares for five days prior, and if certain other conditions are met, the Company can also force the holder to convert all or any portion of the outstanding principal and interest into shares of our common stock without any prepayment premium.

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

During 2006, the investors converted $1,350 of convertible debt into 1,146,279 shares of the Company’s common stock. The amortization of the total convertible debenture discount of $9,979 was $1,354 in 2006.

13.          Employee Benefit Plan

In January of 2005 the Company established a new Retirement Savings Plan that is funded by the participant’s salary reduction contributions. All employees of the Company are eligible to participate in the plan upon joining the Company. The plan is intended to permit any eligible employee who wishes to participate to contribute up to 12% of the employee’s compensation on a before-tax basis under Section 401(k) of the Internal Revenue Code. The plan provides for discretionary Company matching contributions and discretionary Company profit-sharing contributions. Contributions are invested, in such proportions as the employee may elect in a variety of mutual investment funds. As of December 31, 2006, the Company has made no matching or discretionary profit-sharing contributions to the plan.

14.          Supplemental disclosure of cash flow information

	Year ended December 31,
	2004	2005	2006
	(dollars in thousands)
Cash paid for interest	$6	$6	$0
Non-cash investing and financing activities:
Issuance of notes payable for Directors and Officers’ insurance policy	328	294	0
Conversion of derivative liability	0	0	1,020
Accretion on preferred stock	763	682	28
Conversion of preferred stock to common stock	775	6,275	334
Conversion of convertible debenture to common stock	0	0	1,350
Dividends payable on preferred stock	85	137	1
Deemed dividend on conversion of preferred stock	0	3,102	68
Common stock issued for accrued dividends	103	217	14
Cancellation of treasury stock shares	5	0	0

15.          Discontinued Operations

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

Revenue and net income before income taxes from discontinued operations were as follows:

	For the Twelve-Month Period ended December 31,
	2004	2005	2006
Revenues	$82	$0	$0
Income before income taxes	36	0	0

16.          Supplemental Quarterly Data (unaudited)

	First	Second	Third	Fourth
	(dollars in thousands other than per share amounts)
2006
Net revenues	$509	$186	$962	$1,119
Gross margins	67	(553)	68	(175)
Loss from operating activities	(4,742)	(4,671)	(3,448)	(5,068)
Change in fair value of derivative warrants and conversion options	182	(520)	17	(114)
Gain (loss) on contract termination	1,792	0	(15)	66
Amortization of debt discount	0	0	(201)	(1,153)
Other income (expense)—net	134	100	40	(7)
Net loss	(2,634)	(5,091)	(3,607)	(6,276)
Accretion on preferred stock, dividends and deemed dividends	(69)	(40)	16	(13)
Net loss available to common stockholders	(2,703)	(5,131)	(3,591)	(6,289)
Net loss per common share:
Basic	(0.07)	(0.13)	(0.09)	(0.15)
Fully Diluted	(0.07)	(0.13)	(0.09)	(0.15)
Net loss available to common stockholders per common share:
Basic	(0.07)	(0.13)	(0.09)	(0.15)
Fully Diluted	(0.07)	(0.13)	(0.09)	(0.15)
2005
Net revenues	179	1,399	2,290	(2,310)
Gross margins	54	133	(160)	(481)
Loss from operating activities of continuing operations	(2,648)	(2,938)	(3,444)	(7,127)
Change in fair value of warrants and conversion options	5,176	2,466	1,759	(807)
Other income—net	66	106	288	252
Net income (loss)	2,594	(366)	(1,397)	(7,682)
Accretion on preferred stock and dividends	(495)	(139)	(85)	(3,203)
Net income (loss) available to common stockholders	2,099	(505)	(1,482)	(10,885)
Net income (loss) per common share:
Basic	0.08	(0.01)	(0.04)	(0.19)
Fully Diluted	0.07	(0.01)	(0.04)	(0.19)
Net income (loss) available to common stockholders per common share:
Basic	0.07	(0.02)	(0.04)	(0.28)
Fully Diluted	0.05	(0.02)	(0.04)	(0.28)

17.          Geographical Data

Financial Information Relating to Foreign and Domestic Operations and Export Sales from Continuing Operations (Dollars in Thousands)

	2004	2005	2006
Net revenues from continuing operations by geographic area:
United States	$231	$1,558	$1,326
Foreign (*)	0	0	1,450
Total	$231	$1,558	$2,776
Loss from continuing operations (all from United States operations)	$(19,461)	$(6,851)	$(17,608)
Identifiable assets within the United States	$13,172	$20,684	$14,251
Identifiable foreign assets (hardware and tooling for manufacturing) in Taiwan, R.O.C.	$650	$545	$315

*                    Net revenues for the twelve months ended December 31, 2006 include net revenues primarily derived from sales to customers located in Taiwan, R.O.C. ($405), in the Russian Federation ($718), in Israel ($251) in New Zealand ($59) and others ($17).

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

On January 5, 2006, the Audit Committee of the Company’s Board of Directors engaged the firm of Marcum & Kliegman LLP (M&K) as the new independent registered public accountants to audit the Company’s financial statements as of and for the period ended December 31, 2005. During the Company’s 2004 and 2005 fiscal years, and through January 5, 2006, the Company has not consulted with M&K regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements nor has it consulted with M&K regarding any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A.                Controls and Procedures

(a)           Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e))  that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006.  Our Chief Executive Officer and Chief Financial Officer determined that we no longer have a material weakness (as defined under the standards established by the Public Company Accounting Oversight Board) that exists with respect to our control procedure for the accounting and reporting of complex financial transactions but we identified a material weakness with respect to the Company’s application of GAAP with regard to the recording of inventory at the lower of cost or market.

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

To address the material weakness related to the application of GAAP with regard to the recording of inventory at the lower of cost or market the Company intends to implement formal procedures to ensure that period ending inventory is analyzed and documented consistent with GAAP.

As a result of the material weakness identified with respect to the Company’s application of GAAP with regard to the recording of inventory at the lower of cost or market, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures were not designed and were not effective in ensuring that the information required to be disclosed by our Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.   Other than the engagement of outside experts to provide counsel and guidance in areas where we cannot economically maintain the required expertise internally, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company is in the process of implementing a financial system that it believes will improve the internal control over financial reporting and eliminate any identified deficiencies. The implementation of this system is expected to be completed in 2007.

(b)          Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d – 15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework.

Based on management's assessment, management concluded that, as of December 31, 2006, due solely to a material weakness with respect to the Company’s application of GAAP with regard to the recording of inventory at the lower of cost or market, our internal control over financial reporting was not effective.  Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Marcum & Kliegman LLP ("M&K LLP"), the independent registered public accounting firm who also audited our consolidated financial statements. M&K LLP's attestation report on management's assessment of our internal control over financial reporting is contained below.

Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Audit Committee of the
Board of Directors and Stockholders
WorldGate Communications, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting,” that WorldGate Communications, Inc. and subsidiaries (the “Company”) did not  maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of a material weakness in the Company’s internal control relating to reporting inventory at the lower of cost or market value based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: management does not maintain a policy for the application of generally accepted accounting principles with regard to recording inventory at the lower of cost or market value. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements and financial statement schedule. Our report dated March 7, 2007 on those consolidated financial statements and financial statement schedule, expressed an unqualified opinion, and also contains an explanatory paragraph as to the Company’s ability to continue as a going concern.

In our opinion, management’s assessment that WorldGate Communications, Inc. and subsidiaries did not  maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, WorldGate Communications, Inc. and subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements included in the fourth paragraph of the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.

/s/ MARCUM & KLIEGMAN LLP

Marcum & Kliegman LLP
Melville, New York
March 7, 2007

Item 9B.               Other Information.

None

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Our business is managed by the Company’s executive officers under the direction of our Board of Directors, in accordance with the Delaware Business Corporation Law and our Bylaws. Members of the Board are kept informed of our business through discussions with the Company’s executive officers, by reviewing materials provided to them and by participating in regular and special meetings of the Board and its committees. In addition, to promote open discussion among our non-employee Directors, those Directors meet in regularly scheduled executive sessions without the participation of management or employee Directors.

In accordance with our Bylaws, our Board of Directors has specified that, as of the date of our 2006 Annual Meeting, the number of Directors will be set at six. Five of our six Directors are non-employee Directors, and the Board of Directors has determined that each of these five Directors has no relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director, and that each meets the objective requirements for “independence” under the NASDAQ Marketplace Rules. Therefore, the Board of Directors has determined that each of these five Directors is an “independent” Director under the standards currently set forth in the NASDAQ Marketplace Rules. The Director who is not independent is Mr. Krisbergh, the Company’s chairman and president.

As of December 31, 2006 our executive officers and directors are as follows:

Name	Age	Position
Hal M. Krisbergh	59	Chairman of the Board of Directors and Chief Executive Officer
Joel Boyarski	60	Vice President and Chief Financial Officer
Randall J. Gort	57	Vice President, Chief Legal Officer and Secretary
James E. McLoughlin	54	Vice President, Account Development and Marketing
Richard Westerfer	48	Vice President and Chief Operations Officer
Steven C. Davidson(2)	58	Director
Clarence L. Irving, Jr.(1)(3)	51	Director
Martin Jaffe(2)	60	Director
Jeff Morris(1)	54	Director
Lemuel Tarshis(2)(3)	66	Director

(1)          Member of Compensation Committee

(2)          Member of Audit Committee

(3)          Member of the Corporate Governance and Nominating Committee

All Executive Officers serve at the pleasure of the Board. Each director holds office until the election and qualification of the director’s successor at the next annual meeting of stockholders or until the director’s earlier death, removal or resignation.

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

Joel I. Boyarski joined our company in October 1999, and was named Vice President and Chief Financial Officer in September 2002. Prior to becoming Vice President and Chief Financial Officer, Mr. Boyarski served as General Manager of TVGateway, LLC from December 2001 until September 2002 and as Vice President of Business Development for TVGateway, LLC from June 2000 until December 2001. From October 1999 to June 2000, he served as a consultant for our Company. Prior to joining us, Mr. Boyarski was a business and financial consultant from June 1998 to October 1999, and for 23 years prior to June 1998, he held a variety of management positions at Joseph E. Seagram and Sons, Inc., including Vice President of Finance and Business Planning for several of Seagram’s Domestic and International divisions including North America, Asia Pacific and Global Duty Free.

Randall J. Gort joined our company in August 1997 as Vice President, Legal and Corporate Affairs, General Counsel and Secretary. In January 2003, Mr. Gort became the Company’s Chief Legal Officer. From July 1995 to August 1997, Mr. Gort was General Counsel, Secretary, and Director of Legal and Corporate Affairs for Integrated Circuit Systems, Inc. Mr. Gort was in private practice from August 1994 through June 1995. Prior to that time, from May 1987 through July 1994, he was an Associate General Counsel for Commodore International Ltd. Mr. Gort was with Schlumberger Ltd. from October 1982 through early 1987, originally as Senior Attorney and then as General Counsel, FACTRON Division. From April 1979 through October 1982, Mr. Gort was Counsel for various divisions of the 3M Company, including Medical and Surgical Products Divisions, Orthopedic Products Division, Electro-Mechanical Resources Division and 3M’s four tape divisions.

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

Steven C. Davidson has been a member of our board of directors since April 2002. From 1979 until his retirement in April 2002, Mr. Davidson held various executive positions with HBO, Inc., most recently serving as Senior Vice President and General Manager of Affiliate Operations. In February 2004, Mr. Davidson returned to HBO, Inc. as Executive Vice President of Affiliate Sales. Mr. Davidson is also a director of Nation Fatherhood Initiative, a non-profit organization.

Clarence L. Irving, Jr. has been a member of our board of directors since July 2000. He has been President and Chief Executive Officer of Irving Information Group, a consulting services firm, since October 1999 and has served as a director of Covad Communications Group, Inc. since April 1999. Covad owns and operates the largest national broadband network, and is a leading supplier of facilities-based provider of data, voice, and wireless telecommunications solutions for small and medium-sized businesses. Covad is also a key supplier of high-bandwidth access for telecommunications services providers like EarthLink, AOL, and AT&T. On August 15, 2002, Covad Communications Group, Inc. filed a voluntary petition for relief under Chapter 11 of the Federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware. Mr. Irving served as Assistant Secretary of Commerce to the United States Department of Commerce from June 1993 to October 1999.

Martin Jaffe has been a member of our board of directors since April 2002. Since January 2002, Mr. Jaffe has been the Chief Operating Officer, Managing Director and Co-Founder of Silvercrest Asset Management Group LLC, an independent, employee-owned, registered investment advisor which provides asset management and family office services to families and select institutional investors. From November 2000 until September 2001, Mr. Jaffe was Chief Financial Officer of Credit Suisse Asset Management Group LLC, and from 1981 until November 2000, Mr. Jaffe was Chief Operating Officer of Donaldson, Lufkin & Jenrette Asset Management Group. Messrs Jaffe and Tarshis are brothers-in-law.

Jeff Morris has been a member of our board of directors since April 2001. Mr. Morris is currently Senior Vice President of Long Term Strategy & Technology Development at Showtime Networks Inc., an originator and distributor of entertainment content through its premium television networks SHOWTIME® , THE MOVIE CHANNEL™ and FLIX®, as well as the multiplex channels SHOWTIME® TOO™, SHOWTIME® SHOWCASE, SHOWTIME EXTREME®, SHOWTIME BEYOND®, SHOWTIME NEXT®, SHOWTIME WOMEN®, SHOWTIME FAMILYZONE® and TMC xtra. He has been in his current position since August 2005. From June 2001 to July 2005, Mr. Morris was the principle of Digital Media Consulting, a new media consulting company. From July 1999 to April 2001 Mr. Morris was President and Chief Executive Officer of Yack, Inc., an Internet events and program guide. Mr. Morris is a veteran of the cable television industry, including a previous tenure from 1984 through 1999 at Showtime Networks, Inc., where his last position was Senior Vice President of New Media and Technology Development.

Lemuel A. Tarshis has been a member of our board of directors since April 2001. Since August 1991, Dr. Tarshis has been a director for the Howe School Alliance for Technology Management at the Stevens Institute of Technology. Dr. Tarshis also currently is a director for both Aequus Technologies Corp. and Life-Pack Technologies, Inc. In addition, he has worked as a management consultant for Lucent Technologies Inc., Bell Atlantic, GTECH Corporation, AT&T Corporation, Aequus Technologies and Life-Pack Technologies  Messrs Jaffe and Tarshis are brothers-in-law.

Code of Conduct

We have adopted a Code of Conduct that applies to all of our directors and employees, including, without limitation, our principal executive officer, our principal financial and accounting officer, and all of our employees performing financial or accounting functions. We have posted our Code of Conduct on our website, www.wgate.com, under the “About Us” section. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, any provisions of our Code of Conduct by posting such information on our website at the location specified above. You can request a copy of our Code of Conduct, at no cost, by contacting Investor Relations, c/o WorldGate Communications, 3190 Tremont Ave., Trevose, PA  19053.

Corporate Governance At WorldGate

Our Board of Directors has a long-standing commitment to sound and effective corporate governance practices. The foundation for our corporate governance is the Board’s policy that a majority of the members of the Board should be independent. We have reviewed internally and with our Board of Directors the provisions of the Sarbanes-Oxley Act of 2002, the related rules of the SEC and current NASDAQ Marketplace Rules regarding corporate governance policies and procedures. Our corporate governance documents comply with all requirements.

During Fiscal 2006, our Board of Directors held seven meetings. Each member of the Board attended at least 75% of the total number of meetings of the Board and all committees on which he sits. From time to time, the Board acts by unanimous written consent as well.

Board Committees

The standing committees of our board of directors consist of the Audit Committee, Compensation and Stock Option Committee and Corporate Governance Nominating Committee. The Board has adopted a written charter for each of these committees that is available on the Company’s web site at http://www.wgate.com/about/board.html. These committees are described below. Our Board of Directors may also establish various other committees to assist it in its responsibilities.

Audit Committee.   The Audit Committee is responsible for providing general oversight with respect to the accounting principles employed in our financial reporting. It operates in accordance with a written charter adopted by our Board of Directors. The Audit Committee monitors our financial reporting process and internal control system, reviews and appraises the audit efforts of our independent accountants and provides an avenue of communication among the independent accountants, financial and senior management and the Board of Directors. The Audit Committee meets at least each quarter and at least once annually with our management and independent public accountants to review the scope of auditing procedures, our policies relating to internal auditing and accounting procedures and controls, and to discuss results of the annual audit of our financial statements. The Audit Committee is currently composed of Dr. Tarshis, Mr. Davidson and Mr. Jaffe, each of whom is “independent” as such term is defined under Rule 4200(a)(15) of the NASDAQ listing standards. The Audit Committee also complies with the financial sophistication requirement under the NASDAQ listing standards. In addition, the Board has determined that Mr. Jaffe is an audit committee financial expert as defined by the Instruction to Item 407(d)(5)(i) of Regulation S-K. Five separate meetings of this committee were held in 2006 independent of the general meetings for the full board.

Compensation and Stock Option Committee.   The Compensation and Stock Option Committee is currently composed of two directors, Messrs. Irving and Morris, each of whom is “independent” as such term is defined under applicable Nasdaq rules. The Compensation and Stock Option Committee met one time in 2006 in addition to meetings held in conjunction with the full Board of Directors. The 2006 Compensation and Stock Option Committee Report on executive compensation, as well as further details concerning the duties of this committee, can be found in Item 11 of this annual report.

Corporate Governance and Nominating Committee.   The Corporate Governance and Nominating Committee is currently composed of two directors, Messrs. Irving and Tarshis, each of whom are “independent” as such term is defined under applicable Nasdaq rules. The primary function of this committee is to establish Board membership criteria; assist the Board by identifying individuals qualified to become Board members; recommend to the Board matters of corporate governance; facilitate the annual review of the performance of the Board and its committees; and periodically review CEO and management succession plans. The committee also reviews and evaluates stockholder nominees for director. In evaluating nominees for director the committee considers a number of qualities and skills that it believes are necessary for directors to possess, including, but not limited to, (i) roles and contributions valuable to the Company and the general business community; (ii) personal qualities of leadership, character, judgment, and whether the candidate possesses and maintains throughout service on the Board a reputation in the community at large of integrity, trust, respect, competence and adherence to the highest ethical standards; (iii) relevant knowledge and diversity of background and experience in such things as business, operations, technology, finance, and accounting, sales, marketing, international business, government and the like; and (iv) whether the candidate is free of conflicts and has the time required for preparation, participation and attendance at meetings. A director’s qualifications in light of these criteria are considered at least each time the director is re-nominated for Board membership. Stockholder recommendations should be submitted to the Company’s Corporate Secretary in writing no later than the date determined in accordance with the deadlines by which a stockholder must give notice of a matter that he or she wishes to bring before the Company’s Annual Meeting of Shareholders as described in the Stockholder’s Proposals for the 2006 Annual Meeting section of the Company’s 2006 Proxy Statement. Any recommendation must include: (i) the name and address of the stockholder making the recommendation; (ii) pertinent biographical information about the recommended candidate; and (iii) a description of all arrangements or understandings between the stockholder and the recommended candidate. Recommendations that are received by the Secretary by the deadline will be forwarded to the Chairman of the Governance and Nominating Committee for review and consideration. No separate meetings of this committee were held in 2006 independent of the general meetings for the full board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the “reporting persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based solely on our review of those documents received by us, and written representations, if any, received from reporting persons with respect to the filing of reports on Form 3, 4 and 5, we believe that all filings required to be made by the reporting persons for fiscal year 2006 were made on a timely basis.

Item 11.                 Executive Compensation.

Compensation Discussion and Analysis

Compensation and Stock Option Committee Membership and Organization

The Compensation and Stock Option Committee is currently composed of two directors, Messrs. Irving and Morris, each of whom is “independent” as such term is defined under applicable Nasdaq rules. The Compensation and Stock Option Committee has general supervisory power over, and the power to grant options under, the Company’s 2003 Equity Incentive Plan. In addition, the Compensation and Stock Option Committee recommends to the board the compensation of the Company’s Chief Executive Officer, reviews and takes action on the recommendations of the Chief Executive Officer as to the compensation of the Company’s other executive officers, approves the grants of any bonuses to officers, and reviews the Company’s compensation strategy for other compensation matters generally. The Board has adopted a written charter for the Compensation and Stock Option Committee that is available on the Company’s web site at http://www.wgate.com/about/board.html/. The Compensation and Stock Option Committee met one time in 2006 in addition to meetings held in conjunction with the full board of directors. No member of the Committee is an officer or employee of the Company.

Compensation Philosophy and Objectives

The Compensation and Stock Option Committee’s philosophy and objectives in setting compensation policies is to align pay with performance, while at the same time providing fair, reasonable and competitive compensation that will allow us to retain and attract superior executive talent. The Committee strongly believes that executive compensation should align executives’ interests with those of stockholders by rewarding achievement of specific annual, long-term, and strategic goals by the Company, with the ultimate objective of improving stockholder value. To that end, the Compensation and Stock Option Committee believes executive compensation packages provided by the Company to its executive officers should include a mix of both cash and equity-based compensation that reward performance as measured against established goals.

Setting Executive Compensation

Based on the foregoing philosophy and objectives, the Committee has structured the Company’s annual and long-term incentive-based executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals. The base salaries, targeted bonus amounts and equity incentive awards established for or granted to the Company’s executive officers are based, in part, on the Committee’s understanding of the Company’s current financial position, compensation amounts and forms paid to persons in comparable roles performing at comparable levels at other companies in the same or related industries, the Company’s need to attract and retain key personnel for whom the Company must compete against larger, more established companies, and other market factors. Such amounts reflect the subjective discretion of the members of the Committee based on these factors as well as the Committee’s evaluation of the Company’s current and anticipated future performance, the experience of each executive officer and the contribution of the officer to such performance, and the contribution of the individual executive officers to the Company in areas not necessarily reflected by the Company’s performance.

Components of Executive Compensation for Fiscal Year 2006

For the fiscal year ended December 31, 2006, the principal components of compensation for our executive officers were;

Base Salaries.   Salary levels are typically reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility. The Company’s 2006 base salaries were established subjectively by the Committee based on the factors noted above. During 2006 the Company increased base salaries , by approximately 5%, on average.

Annual Bonuses.   Annual bonuses are normally intended to provide an incentive for improved performance in the short term. Typically the Committee establishes target bonus levels at the beginning of each year based on the factors noted above, and awards a percentage of such target levels based on individual, department and Company performance. No bonuses were paid during 2006.

Long-Term Incentive Compensation.   The Company’s long-term incentive compensation plan, administered through the Company’s equity incentive plan, promotes ownership of the Company’s Common Stock, which, in turn, provides a common interest between the stockholders of the Company and the executive officers of the Company. The Committee has the authority to administer the long term incentive plans and to exercise all the powers and authorities either specifically granted to it under, or necessary or advisable in the administration of the plans, including, without limitation, the authority to grant awards; to determine the persons to whom and the time or times at which awards shall be granted; to determine the type and number of awards to be granted, the number of shares of common stock to which an award may relate and the terms, conditions, restrictions and performance goals relating to any award; to determine whether, to what extent, and under what circumstances an award may be settled, canceled, forfeited, exchanged, or surrendered; to make adjustments in the performance goals in recognition of unusual or non-recurring events affecting us or our financial statements of WorldGate (to the extent not inconsistent with Section 162(m) of the Code, if applicable), or in response to changes in applicable laws, regulations, or accounting principles; to construe and interpret the plans and any award; to prescribe, amend and rescind rules and regulations relating to the plans; to determine the terms and provisions of agreements evidencing awards; and to make all other determinations deemed necessary or advisable for the administration of the plans.

Typically awards granted under the plan have an exercise price equal to the fair market value of the shares on the date of grant, an exercise period of ten years and generally vest over four years, subject to acceleration in the event of some changes of control of WorldGate. In keeping with a philosophy of providing a total compensation package that favors at-risk components of pay, long-term incentives comprise a significant component of an executive officer’s total compensation package. These incentives are designed to motivate and reward executive officers for maximizing stockholder value and encourage the long-term employment of key employees. The size of stock option grants is based primarily on the responsibilities of the applicable employee in addition to the factors discussed above. Only the Committee may approve stock option grants to our executive officers. However, the Committee has delegated to a committee of executive officers the authority to grant options to employees below the level of executive officer in an amount not to exceed 5,000 shares to any one individual in any twelve month period.

Timing of Grants.   Stock options are generally granted by the Committee at their regularly scheduled, predetermined meetings. On limited occasion, grants may occur during an interim meeting of the Committee or upon unanimous written consent of the Committee or pursuant to the delegated authority granted to the committee of executive officers, which occurs primarily for the purpose of approving a compensation package for newly hired or promoted executives.

Compensation of the Chief Executive Officer.   During fiscal year 2006, Mr. Krisbergh’s base salary was increased by approximately 5%, which amount was consistent with the increases granted to the Company’s other executive officers. This increase reflects the factors discussed above, the lack of any base salary increases from 2002 to 2004, as well as the significant contribution Mr. Krisbergh made in implementing the change in the Company’s focus from its interactive television business, culminating in the commercial introduction of the Company’s new Ojo video phone.

Accomplishments during 2006 under the leadership of Mr. Krisbergh that were considered by the committee in establishing his compensation include:

•       Transition from exclusive distribution agreement with Motorola

•       Implementation of new product pricing/cost reductions

•       Introduction of new products

•       Broadening of product distribution

Limitations on Deductibility of Compensation.   Under the 1993 Omnibus Budget Reconciliation Act, a portion of annual compensation payable after 1993 to any of the Company’s five highest paid executive officers would not be deductible by the Company for federal income tax purposes to the extent such officer’s overall compensation exceeds $1,000,000. Qualifying performance-based incentive compensation, however, would be both deductible and excluded for purposes of calculating the $1,000,000 base. Although the Committee does not presently intend to award compensation in excess of the $1,000,000 cap, it will continue to address this issue when formulating compensation arrangements for the Company’s executive officers.

Accounting for Stock-Based Compensation.   Beginning on January 1, 2006, the Company began accounting for stock-based payments including its stock options and RSAs in accordance with the requirements of FASBStatement 123(R).

Compensation and Stock Option Committee Interlocks and Insider Participation

None.

Compensation and Stock Option Committee Report

The Compensation and Stock Option Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee of the Board

Larry Irving
Jeffrey Morris

Summary Compensation Table

The following table sets forth information concerning compensation paid with respect to our chief executive officer and four other most highly compensated officers who were serving as such as of December 31, 2006, each of whose aggregate compensation for fiscal 2006 exceeded $100,000, for services rendered in all capacities for us and our subsidiaries.

2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Hal M. Krisbergh	2006	387,246	—	1,485	—	388,731
Chairman and Chief Executive Officer
Richard Westerfer	2006	244,213	—	825	—	245,038
Vice President, Chief Operations Officer
Randall J. Gort	2006	227,298	—	743	—	228,041
Vice President, Chief Legal Officer
Joel Boyarski	2006	222,263	—	660	—	222,923
Vice President, Chief Financial Officer
James McLoughlin	2006	216,843	—	660	—	217,503
Vice President, Account Development and Marketing

The following table summarizes the grants of plan based awards given to the named executives for fiscal year 2006:

GRANTS OF PLAN-BASED AWARDS
FISCAL 2006

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Options ($)
Hal M. Krisbergh	4/24/06	45,000	1.53	49,500
Richard Westerfer	11/13/2006	25,000	1.40	27,500
Randall J. Gort	11/13/2006	22,500	1.40	24,750
Joel Boyarski	11/13/2006	20,000	1.40	22,000
James McLoughlin	11/13/2006	20,000	1.40	22,000

(1)          These options vest in four equal annual installments beginning on the first anniversary of the date of grant.

The following table summarizes all outstanding equity awards for the named executives at December 31, 2006:

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Hal M. Krisbergh	20000	—		21.57	5/5/2010
	160000	—		2.50	5/19/2011
	80000	—		1.59	5/21/2012
	12500	37500	(1)	3.95	3/9/2015
	11250	33750	(2)	2.20	12/1/2015
Richard Westerfer	145000	—		2.78	4/26/2011
	4000	—		2.60	5/24/2011
	1600	—		2.61	5/24/2011
	2400	—		2.65	5/24/2011
	8000	—		2.80	5/31/2011
	49000	—		2.40	5/1/2012
	27750	9250	(3)	0.38	2/28/2013
	122250	40750	(4)	0.52	10/1/2013
	150000	50000	(5)	1.06	1/3/2014
	12500	12500	(6)	4.43	12/24/2014
	6250	18750	(7)	2.63	11/10/2015
	—	25000	(8)	1.40	11/14/2016
Randall J. Gort	127333	—		2.78	4/26/2011
	24000	—		2.40	5/1/2012
	27750	9250	(3)	0.38	2/28/2013
	122250	40750	(4)	0.52	10/1/2013
	150000	50000	(5)	1.06	1/3/2014
	11250	11250	(6)	4.43	12/24/2014
	5625	16875	(7)	2.63	11/10/2015
	—	22500	(8)	1.40	11/14/2016
Joel Boyarski	5738	—		6.34	12/9/2010
	45000	—		1.93	2/1/2012
	20000	—		1.55	2/28/2012
	10000	—		2.45	4/26/2012
	42750	14250	(3)	0.38	2/28/2013
	107250	35750	(4)	0.52	10/1/2013
	131250	43750	(5)	1.06	1/3/2014
	10000	10000	(6)	4.43	12/24/2014
	5000	15000	(7)	2.63	11/10/2015
	—	20000	(8)	1.40	11/14/2016
James E. McLoughlin	40000	—		8.25	2/16/2011
	18400	—		2.40	5/1/2012
	13875	4625	(3)	0.38	2/28/2013
	107250	35750	(4)	0.52	10/1/2013
	131250	43750	(5)	1.06	1/3/2014
	10000	10000	(6)	4.43	12/24/2014
	5000	15000	(7)	2.63	11/10/2015
	—	20000	(8)	1.40	11/14/2016

(1)          These options vest in three annual installments beginning on March 8, 2007.

(2)          These options vest in three annual installments beginning on November 30, 2007.

(3)          These options vest on February 27, 2007.

(4)          These options vest on September 30, 2007.

(5)          These options vest in two annual installments beginning on January 2, 2007.

(6)          These options vest in two annual installments beginning on December 23, 2007.

(7)          These options vest in three annual installments beginning on November 9, 2007.

(8)          These options vest in four annual installments beginning on November 13, 2007.

The following table summarizes all option exercises and stock vesting for the named executive officers during the fiscal year 2006:

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2006

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Hal M. Krisbergh	—	—
Richard Westerfer	—	—
Randall J. Gort	—	—
Joel Boyarski	—	—
James McLoughlin	—	—

The Company has no information to provide with respect to Pension Benefits (Reg. S-K 402(h)), Nonqualified Deferred Compensation (Reg. S-K 402(i)), and potential payments upon termination or change-in-control (Reg. S-K 402(j)).

COMPENSATION OF DIRECTORS
FISCAL 2006

	Fees Earned or	Option Awards	All Other	Total
Name	Paid in Cash ($)	($)(1)	Compensation ($)	($)
Steven C. Davidson(2)	12,500	330	—	12,830
Clarence L. Irving, Jr.(3)	13,000	330	—	13,330
Martin Jaffe(4)	15,250	330	—	15,580
Jeff Morris(5)	14,250	330		14,580
Lemuel Tarshis(6)	17,750	330	—	18,080

(1)          The fair value at the date of grant for these options was $11,000.

(2)          Mr. Davidson had 66,500 option awards outstanding as of December 31, 2006.

(3)          Mr. Irving had 84,500 option awards outstanding as of December 31, 2006.

(4)          Mr. Jaffe had 66,500 option awards outstanding as of December 31, 2006.

(5)          Mr. Morris had 77,000 option awards outstanding as of December 31, 2006.

(6)          Dr. Tarshis had 89,666 option awards outstanding as of December 31, 2006.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2006 regarding securities authorized for issuance under the Company’s equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	4,913,689	$1.90	2,091,682	(1)
Equity compensation plans not approved by security holders(2)	—	—	—
Total	4,913,689	1.90	2,091,682	(1)

(1)          2003 Equity Incentive Plan.

(2)          The Company does not maintain any equity compensation plans that have not been approved by its stockholders. The Equity Plan has an automatic annual increase in the number of shares reserved for issuance in an amount equal to the lesser of 4% of the then outstanding shares of our Common Stock or 1,000,000 shares.

In 2003 the Company adopted an equity incentive plan (the “Equity Plan”) which was approved by stockholders in November, 2004. The principal features of our Equity Plan are summarized below, but the summary is qualified in its entirety by reference to our Equity Plan, which was filed as exhibit 10.6 to the Company’s Proxy Statement to shareholders filed September 3, 2004

This plan provides for the grant of equity awards to such officers, other employees, consultants and directors of WorldGate and our affiliates as the Compensation and Stock Option Committee may determine from time to time. Although various types of awards are available under the Equity Plan, including non-qualified and incentive stock options, restricted stock and performance based awards, currently only stock options have been granted. Such options vest in equal installments over a four-year period, and expire ten years following the date of its grant, subject to acceleration in the event of some changes of control of WorldGate, and earlier termination upon cessation of employment.

To administer our Equity Plan, the Compensation and Stock Option Committee must consist of at least two members of our board of directors, each of whom is a “non-employee director” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, or the Exchange Act and, with respect to awards that are intended to constitute performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, an “outside director” for the purposes of Section 162(m). The Compensation and Stock Committee, among other things, interprets our Equity Plan, selects award recipients, determines the type of awards to be granted to such recipients and determines the number of shares subject to each award and the terms and conditions thereof. The Compensation Committee may also determine if or when the exercise price of an option may be paid in the form of shares of our common stock and the extent to which shares or other amounts payable with respect to an award can be deferred by the participant. Our board of directors may amend or modify our Equity Plan at any time. In addition, our board of directors is also authorized to adopt, alter and repeal any rules relating to the administration of our Equity Plan and to rescind the authority of the Compensation Committee and thereafter directly administer our Equity Plan. However, subject to certain exceptions, no amendment or modification will impair the rights and obligations of a participant with respect to an award unless the participant consents to that amendment or modification.

Our Equity Plan will continue in effect until terminated by us in accordance with its terms, although incentive stock options may not be granted more than 10 years after the adoption of our Equity Plan.

The following table sets forth information as of March  9, 2007 regarding beneficial ownership of our common stock by the following persons:

•       each person who is known to us to own beneficially more than 5% of the outstanding shares of common stock,

•       each director,

•       each executive officer named in the executive compensation table above, and

•       all directors and executive officers as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares, subject to applicable community property laws. Shares of common stock subject to options or warrants exercisable within 60 days of March 8, 2007 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the mailing address of the beneficial owners is 3190 Tremont Avenue, Suite 100, Trevose, Pennsylvania 19053.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Ownership
Hal M. Krisbergh(1)	5,984,863	14.41%
Randall J. Gort(2)	652,400	1.57%
Richard Westerfer(3)	538,241	1.30%
Joel Boyarski(4)	400,609	*
James McLoughlin(5)	330,400	*
Steven C. Davidson(6)	49,000	*
Martin Jaffe(7)	54,000	*
Clarence L. Irving, Jr.(8)	55,375	*
Jeff Morris(9)	49,500	*
Lemuel Tarshis(10)	62,700	*
All current directors and executive officers as a group (10 persons)	8,177,088	19.69%

*                    Less than 1% of the outstanding Common Stock.

(1)          Includes options to purchase 296,250 shares of common stock. Also includes 3,654,246 shares of common stock held directly, 1,434,429 shares of common stock held within grantor retained trusts in which either Mr. Krisbergh or his spouse are trustees, 299,938 shares of common stock held by Mr. Krisbergh’s spouse and 300,000 shares of common stock held by the Krisbergh Family Foundation, with Mr. Krisbergh acting as the custodian for these shares.

(2)          Includes options to purchase 477,458 shares of common stock. Also includes 106,063 shares of common stock held directly and 68,879 shares of common stock held by Mr. Gort as custodian for his minor children.

(3)          Includes options to purchase 538,000 shares of common stock and 241 shares of common stock held by Mr. Westerfer’s minor son.

(4)          Includes options to purchase 391,238 shares of common stock. Also includes 9,371 shares of common stock held directly.

(5)          Includes options to purchase 330,400 shares of common stock.

(6)          Includes options to purchase 39,000 shares of common stock. Also includes 10,000 shares of common stock held directly.

(7)          Includes options to purchase 39,000 shares of common stock. Also includes 15,000 shares of common stock held directly.

(8)          Includes options to purchase 55,375 shares of common stock.

(9)          Includes options to purchase 49,500 shares of common stock.

(10)   Includes options to purchase 45,500 shares of common stock. Also includes 5,200 shares of common stock held directly and 12,000 shares of common stock held by Mr. Tarshis’ spouse.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

None.

Director Independence

In accordance with our Bylaws, our Board of Directors has specified that, as of the date of our 2006 Annual Meeting, the number of Directors will be set at six. Five of our six Directors are non-employee Directors, and the Board of Directors has determined that each of these five Directors has no relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director, and that each meets the objective requirements for “independence” under the NASDAQ Marketplace Rules. Therefore, the Board of Directors has determined that each of these five Directors is an “independent” Director under the standards currently set forth in the NASDAQ Marketplace Rules. The Director who is not independent is Mr. Krisbergh, the Company’s chairman and president.

As of December 31, 2006 our directors are as follows:

Name	Age	Position
Hal M. Krisbergh	59	Chairman of the Board of Directors and Chief Executive Officer
Steven C. Davidson(2)	58	Director
Clarence L. Irving, Jr.(1)(3)	51	Director
Martin Jaffe(2)	60	Director
Jeff Morris(1)	54	Director
Lemuel Tarshis(2)(3)	66	Director

(1)          Member of Compensation Committee

(2)          Member of Audit Committee

(3)          Member of the Corporate Governance and Nominating Committee

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

On January 5, 2006, the Audit Committee of the Company’s Board of Directors engaged the firm of Marcum & Kliegman, LLP (M&K) as the new independent registered public accountants to audit the Company’s financial statements as of and for the period ended December 31, 2005. During the Company’s 2004 and 2005 fiscal years, and through January 5, 2006, the Company has not consulted with M&K regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements nor has it consulted with M&K regarding any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

The aggregate fees for professional services rendered to us by Marcum & Kliegman LLP, our independent registered public accounting firm for the fiscal years ended December 31, 2005 and 2006, are as follows (in whole dollars):

	Fiscal Years Ended December 31
	2005	2006
Audit fees	$190,000	$202,600
Audit related fees	0	33,000
Tax fees	0	25,000
All other fees	0	0
Total	$190,000	$260,600

Audit Fees

The “audit fees” reported above were billed to us by Marcum & Kliegman LLP for professional services rendered in connection with their audit of our consolidated financial statements and their limited reviews of our unaudited condensed consolidated financial statements and our unaudited condensed consolidated interim financial statements included in our quarterly reports, and for services normally provided by  Marcum & Kliegman  LLP in connection with other statutory and regulatory filings or engagements, including audit consultations, issuance of consents for registration statements and SEC comment letters.

Audit Related Fees

The “audit related fees” reported above were billed to us by Marcum & Kliegman LLP   for assurance and related services that were reasonably related to the performance of their audit or review of our financial statements, but which are not reported as Audit Fees. These services include accounting consultations in connection with the impact of prospective accounting pronouncements and stock based compensation matters.

Tax Fees

During the fiscal years reported above, Marcum & Kliegman LLP rendered professional services to us relating to tax compliance, tax advice, or tax planning.

All Other Fees

During the fiscal years reported above, Marcum & Kliegman LLP rendered no professional services to us other than for those relating to audit, audit related and tax matters.

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

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the approval by the audit committee of the Board of Directors of non-audit services to be performed by  Marcum and Kliegman LLP, the Company’s independent auditors. Non-audit services are services other than those provided in connection with an audit or review of the financial statements. During the period covered by this filing, the audit committee approved all audit related fees, tax fees and all other fees.

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
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.                Financial Statement Schedule

WORLDGATE COMMUNICATIONS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions Credited to Costs and Expenses	Balance at end of Year
	($000 Omitted)
Allowance for doubtful accounts:
Year ended December 31, 2004	381	0	(381)	0
Year ended December 31, 2005	0	0	0	0
Year ended December 31, 2006	0	0	0	0
Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2004	72,618	7,094		78,712
Year ended December 31, 2005	78,712	6,586		85,298
Year ended December 31, 2006	85,298	14,037		99,335

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.                Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation(11)
3.2	Amended and Restated Bylaws(2)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 18, 2004(11)
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 24, 2004(11)
4.1	Form of Warrant issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003)(4)
4.2	Form of Additional Investment Right issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003)(4)

4.3	Form of Warrant issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004)(7)
4.4	Form of Additional Investment Right dated issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004)(7)
4.5	Form of Series A Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004)(8)
4.6	Form of Series B Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors)(8)
4.7	Form of Series C Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors)(8)
4.8	Form of Warrant issued by the Company to Mr. K. Y. Chou(13)
4.9	Form of Warrant dated August 3, 2005 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors)(14)
4.10	Form of Warrant dated August 3, 2005 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors)(14)
4.11	Investor Registration Rights Agreement, dated August 11, 2006, by and among the Company and Cornell Capital Partners, LP(16)
4.12	Form of Secured Convertible Debenture issued and issuable by the Company to Cornell Capital Partners, LP pursuant to the Securities Purchase Agreement, dated as of August 11, 2006(16)
10.1

Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC, as amended by First Amendment to Lease Agreement dated December 7, 1998 between WorldGate and Balanced Capital LLC, as further amended by Second Amendment to Lease Agreement dated December 17, 1998 between WorldGate and Balanced Capital LLC(1)

10.2	Amendment dated November 18, 2004 to Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC(12)
10.3	Manufacturing Agreement between WorldGate and Mototech Inc. dated September 9, 2003(6)
10.4

Development and Distribution Agreement dated as of April 28, 2004 between the Company, WorldGate Services, Inc. and General Instrument Corporation d/b/a the Broadband Communication Sector of Motorola, Inc.(9) (Portions of this agreement are subject to a confidential treatment request.)

10.5	1996 Stock Option Plan(3)
10.6	2003 Equity Incentive Plan(10)
10.7	Amended and Restated Securities Purchase Agreement dated as of December 4, 2003, by and between the Company and the Purchasers (as defined therein)(5)
10.8	Securities Purchase Agreement dated as of January 20, 2004 by and between the Company and the Purchasers (as defined therein)(7)
10.9	Securities Purchase Agreement dated as of June 24, 2004 by and between the Company and the Investors (as defined therein)(8)
10.11	Securities Purchase Agreement, dated as of August 11, 2006, by and among the Company and Cornell Capital Partners, LP(16)
10.10	Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors (as defined therein)(14)
16	Letter on Change in Certifying Accountant(15)
21	Subsidiaries*
23.1	Consent of Marcum & Kliegman LLP*
23.2	Consent of Grant Thornton LLP*
24	Power of Attorney (included in signature page)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

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

(16) Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended June 30, 2006, as filed on August 14, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.
Date: March 15, 2007	By:	/s/ HAL M. KRISBERGH
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

Name	Capacity	Date
/s/ HAL M. KRISBERGH	Chairman of the Board and Chief Executive	March 15 , 2007
Hal M. Krisbergh	Officer (Principal Executive Officer)
/s/ JOEL BOYARSKI	Senior Vice President and Chief Financial Officer	March 15 , 2007
Joel Boyarski	(Principal Financial and Accounting Officer)

/s/ STEVEN C. DAVIDSON	Director	March 15 , 2007
Steven C. Davidson
/s/ MARTIN JAFFE	Director	March 15 , 2007
Martin Jaffe
/s/ CLARENCE L. IRVING, JR.	Director	March 15 , 2007
Clarence L. Irving, Jr.
/s/ JEFF MORRIS	Director	March 15 , 2007
Jeff Morris
/s/ LEMUEL TARSHIS	Director	March 15 , 2007
Lemuel Tarshis

Exhibit Index

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation(11)
3.2	Amended and Restated Bylaws(2)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 18, 2004(11)
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 24, 2004(11)
4.1	Form of Warrant issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003)(4)
4.2	Form of Additional Investment Right issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003)(4)
4.3	Form of Warrant issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004)(7)
4.4	Form of Additional Investment Right dated issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004)(7)
4.5	Form of Series A Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004)(8)
4.6	Form of Series B Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors)(8)
4.7	Form of Series C Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors)(8)
4.8	Form of Warrant issued by the Company to Mr. K. Y. Chou(13)
4.9	Form of Warrant dated August 3, 2005 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors)(14)
4.10	Form of Warrant dated August 3, 2005 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors)(14)
4.11	Investor Registration Rights Agreement, dated August 11, 2006, by and among the Company and Cornell Capital Partners, LP(16)
4.12	Form of Secured Convertible Debenture issued and issuable by the Company to Cornell Capital Partners, LP pursuant to the Securities Purchase Agreement, dated as of August 11, 2006(16)
10.1

Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC, as amended by First Amendment to Lease Agreement dated December 7, 1998 between WorldGate and Balanced Capital LLC, as further amended by Second Amendment to Lease Agreement dated December 17, 1998 between WorldGate and Balanced Capital LLC(1)

10.2	Amendment dated November 18, 2004 to Lease Agreement dated October 7, 1998 between WorldGate and Balanced Capital LLC(12)
10.3	Manufacturing Agreement between WorldGate and Mototech Inc. dated September 9, 2003(6)
10.4

Development and Distribution Agreement dated as of April 28, 2004 between the Company, WorldGate Services, Inc. and General Instrument Corporation d/b/a the Broadband Communication Sector of Motorola, Inc.(9) (Portions of this agreement are subject to a confidential treatment request.)

10.5	1996 Stock Option Plan(3)
10.6	2003 Equity Incentive Plan(10)
10.7	Amended and Restated Securities Purchase Agreement dated as of December 4, 2003, by and between the Company and the Purchasers (as defined therein)(5)
10.8	Securities Purchase Agreement dated as of January 20, 2004 by and between the Company and the Purchasers (as defined therein)(7)

10.9	Securities Purchase Agreement dated as of June 24, 2004 by and between the Company and the Investors (as defined therein)(8)
10.10	Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors (as defined therein)(14)
10.11	Securities Purchase Agreement, dated as of August 11, 2006, by and among the Company and Cornell Capital Partners, LP(16)
16	Letter on Change in Certifying Accountant(15)
21	Subsidiaries*
23.1	Consent of Marcum & Kliegman LLP*
23.2	Consent of Grant Thornton LLP*
24	Power of Attorney (included in signature page)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

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

(16) Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended June 30, 2006, as filed on August 14, 2006.