Form 10-Q
period 2007-03-31
WORLDGATE COMMUNICATIONS INC
filed 2007-05-10
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2007.

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

Yes ☐  No ☒

As of May 2, 2007, there were 43,356,242 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

( IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,984	$10,067
Trade accounts receivables, less allowance for doubtful accounts of $0	879	1,005
Other receivables	13	17
Inventory	1,929	1,600
Prepaid and other assets	234	490
Total current assets	8,039	13,179
Property and equipment	4,532	4,494
Less: accumulated depreciation and amortization	(3,397)	(3,228)
Property and equipment, net	1,135	1,266
Deposits and other assets	121	121
Total assets	$9,295	$14,566

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable	$852	$1,654
Accrued expenses	1,071	1,240
Accrued compensation and benefits	198	48
Dividend payable on Preferred Stock	2	2
Detachable Warrants	370	997
Conversion option on Preferred Stock	0	11
Conversion option on convertible debt	5,577	7,044
Incentive sales claims liability	47	50
Warranty reserve	79	85
Deferred revenues	296	267
Total current liabilities	8,492	11,398

Long term liabilities:
Convertible debenture payable (net of unamortized discount of $7,342 at March 31, 2007 and $8,625 at December 31, 2006)	1,308	1,025
Total liabilities	9,800	12,423

Commitments and contingencies
Redeemable Preferred Stock, $.01 par value, 7,550 shares authorized; 166 shares issued and outstanding at March 31, 2007, and December 31, 2006	153	141
Stockholders’ equity:
Preferred Stock, $.01 par value, 13,492,450 shares authorized; 0 shares issued at March 31, 2007 and December 31, 2006	0	0
Common Stock, $.01 par value; 120,000,000 shares authorized; 42,528,847 shares issued and outstanding at March 31, 2007 and 41,535,443 shares issued and outstanding at December 31, 2006	425	415
Additional paid-in capital	250,318	248,393
Accumulated deficit	(251,401)	(246,806)
Total stockholders’ (deficiency) equity	(658)	2,002
Total liabilities and stockholders’ (deficiency) equity	$9,295	$14,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

	Three Months ended March 31,
	2007	2006
Net revenues:
Product revenues	$199	$467
Service revenues	111	42
Total net revenues	310	509
Cost of revenues	349	442
Gross margins	(39)	67

Engineering and development (excluding depreciation and amortization amounts of $105 and $88, respectively)	1,785	1,454
Sales and marketing (excluding depreciation and amortization amounts of $15 and $14, respectively)	1,123	653
General and administrative (excluding depreciation and amortization amounts of $49 and $77, respectively)	1,517	2,523
Depreciation and amortization	169	179
Total expenses from operations	4,594	4,809
Loss from operating activities	(4,633)	(4,742)
Interest and other income	98	134
Change in fair value of derivative warrants and conversion options	1,374	182
Gain on contract termination	0	1,792
Amortization of debt discount	(1,283)	0
Interest and other expense	(136)	0
Net loss	(4,580)	(2,634)
Accretion on preferred stock, dividends and deemed dividends	(14)	(69)
Net loss available to common stockholders	$(4,594)	$(2,703)

Net loss per common share:
Basic and Fully Diluted	$(0.11)	$(0.07)
Net loss available to common stockholders per common share:
Basic and Fully Diluted	$(0.11)	$(0.07)
Weighted average common shares outstanding:
Basic and Fully Diluted	42,057,829	39,595,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
( in Thousands)

	Three Months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,580)	$(2,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169	179
Amortization of debt discount	1,283	0
Change in fair value of derivative warrants and conversion options	(1,374)	(182)
Gain on contract termination	0	(1,792)
Non-cash stock based compensation	192	208
Write down of inventory	16	0
Changes in operating assets and liabilities:
Trade accounts receivable	126	(316)
Other receivables	4	(23)
Inventory	(345)	(433)
Prepaid and other assets	256	23
Accounts payable	(802)	(1,280)
Accrued expenses and other current liabilities	(172)	506
Accrued compensation and benefits	150	131
Warranty reserve	(6)	(5)
Deferred revenue	29	20
Net cash used in operating activities	(5,054)	(5,598)

Cash flows from investing activities:
Capital expenditures	(38)	(192)
Net cash used in investing activities	(38)	(192)

Cash flows from financing activities:
Proceeds from issuance of common stock	9	6
Net cash provided by financing activities	9	6
Net decrease in cash and cash equivalents	(5,083)	(5,784)
Cash and cash equivalents, beginning of period	10,067	16,277
Cash and cash equivalents, end of period	$4,984	$10,493

Cash paid for interest	$0	$0
Non-cash financing activities:
Conversion of preferred stock to common stock	$0	$167
Conversion of convertible debenture to common stock	1,000	0
Conversion of derivative liability	730	0
Accretion on preferred stock	12	25
Dividends payable on preferred stock	2	4
Deemed dividend on conversion of preferred stock	0	40
Common stock issued for accrued dividends	2	6

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

1.                                       Basis of Presentation.

The unaudited condensed consolidated financial statements of WorldGate Communications, Inc. (“WorldGate” or the “Company”) for the three months ended March 31, 2007 and 2006 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In addition, the December 31, 2006 Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP.  These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 and the notes thereto included in the Company’s Annual Report on Form 10-K.  The accounting policies used in preparing these unaudited condensed consolidated financial statements are materially consistent with those described in the audited December 31, 2006 financial statements except for the adoption of FIN 48, which is discussed in Note 4.

The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2007.

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

3.                                       Liquidity and Going Concern Considerations.

As of March 31, 2007, the Company had cash and cash equivalents of $4,984.  The operating cash used in operations for the three months ended March 31, 2007 was $5,054. The funds the Company received as a result of private placements of its securities on December 1, 2003 and December 4, 2003, January 21, 2004, April 22, 2004, June 24, 2004, December 15, 2004, August 3, 2005, August 11, 2006 and October 13, 2006 have permitted the Company to fund the development of its business.

The Company had $9,800 of liabilities and its assets are pledged as collateral as of March 31, 2007. These liabilities include $372 of dividends, detachable warrants and conversion options related to the Company’s private placement of preferred stock in June 2004 and $6,886 of debt and conversion options related to the Company’s financing in August and October 2006.

Our short term cash requirements and obligations include, inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $166 is required to be redeemed in June 2007, although this redemption can be made in common stock if certain conditions are met.  In addition, the August 2005 private placement includes cash payment penalties of 1.5% per month for the period that the shares in the transaction fail to be registered. The Registration Statement covering the shares under this private placement was not declared effective until June 1, 2006. Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. For the three months ended March 31, 2007 and 2006 the Company recorded and expensed related penalties of $0 and $787, respectively.  The related unpaid penalty accrued as of March 31, 2007 and December 31, 2006 was $157.

Management expects, based on our internal forecasts and assumptions including among others, assumptions regarding our short term cash requirements and our projected revenue resulting from sales, that we have sufficient cash on hand to meet our obligations into the second half of 2007. As shown in the accompanying condensed consolidated financial statements, we have incurred recurring net losses and have an accumulated deficit of $251,401 as of March 31, 2007.  These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

The Company’s ability to generate cash is dependent upon the sale of Ojo products and on obtaining cash through capital markets. The Company began generating revenue from commercial shipment of the Ojo product in April 2005.  Initially all product sales were conducted through General Instrument, its exclusive distributor and all revenue was based upon sales of the Company’s products to General Instrument for their distribution to resellers.  In February 2006, its distributor relationship with General Instrument was ended and the Company began to directly distribute and sell its products.    With the completion of the transition activities,  the Company now expects revenues to increase as it continues to roll out its products to the marketplace. Depending on the ramp up of sales and the achievable margin, the increased level of sales activity should have a positive impact on the Company’s cash flows from operations, which should support the Company’s ability to meet its cash requirements in the long term. Given that the video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize.

Additionally, if and as needed, the Company plans to generate cash by turning to the capital markets for further funding.  The Company has received notices from the staff of the Nasdaq Stock Market stating that the Company does not comply with Marketplace Rules 4310(c)(2)(B) and 4310(c)(4).  If the Company fails to continue to meet these listing requirements, its common stock may be delisted from the NASDAQ Capital Market. If the Company’s shares are delisted from the NASDAQ Capital Market, they are likely to become subject to the SEC penny stock rules, which could adversely affect the market liquidity of the Company’s common stock and its ability to raise additional capital.  No assurances can be given that, if pursued, additional financing transactions can be consummated.  The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources, should the Company need to obtain such financing.  Such additional financing would be subject to the risk of availability, may be dilutive to its stockholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all.

Long term cash requirement obligations are primarily related to the June 2004 and the August and October 2006 transactions. The Company has long term debt as of March 31, 2007 on the balance sheet reflecting the convertible debentures issued on August 11 and October 13, 2006.   The Company has limited capacity to reduce its workforce and scale back on capital and operational expenditures to decrease its cash usage.

4.                                       Recent Accounting Pronouncements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155 ‘‘Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140’’ (‘‘SFAS 155’’). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The adoption of SFAS No. 156 did not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (the “Interpretation”).  The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures.  The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness.  The adoption of FASB Interpretation  No. 48 did not have a material effect on the Company’s condensed consolidated financial position or results of operations or cash flows (Note 15).

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption of SFAS 157 is encouraged.  The Company is currently evaluating the expected effect of SFAS No.157 on its condensed consolidated financial statements and is currently not yet in a position to determine such effects.

In September 2006, FASB ratified EITF No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider”(“EITF 06-1”). This guidance requires the application of EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-9”), when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and, also, provides guidance for the classification of the expense. EITF 06-1 is effective for the first annual reporting period beginning after June 15, 2007. The Company has not yet assessed the impact of EITF 06-1 on the Company’s condensed consolidated financial statements.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”).  EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006.  We do not expect the adoption of EITF 06-6 to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7.   The adoption of EITF 06-7 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-02 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In December 2006, the FASB ratified the consensuses reached in EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The EITF reached a consensus that the scope of the Issue includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of taxes within the scope of this Issue on either a gross or a net basis is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, a company should disclose the aggregate amount of those taxes in interim and annual financial statements for each period for which an income statement is presented if that amount is significant. The disclosures required under this consensus should be applied retrospectively to interim and annual financial statements for all periods presented, if those amounts are significant. The Company adopted EITF 06-3 on January 1, 2007.  The adoption of EITF 06-03 did not have a significant impact on its condensed consolidated financial position or results of operations.  The Company currently records its sales net of any value added or sales tax.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS  No. 159.   The Company is currently evaluating the expected effect of SFAS 159 on its condensed consolidated financial statements and is currently not yet in a position to determine such effects.

5.                                       Inventory.

The Company’s inventory consists solely of finished goods.  The Company orders, and purchases, completed, boxed and ready for sale video phone products directly from its supplier.  The Company makes no subsequent hardware changes to the products.  The Company does not maintain work in process inventory, component raw materials or supplies, except for very minimal quantities for repair work.  The Company does not include tooling, deferred start-up or general and administrative costs in its inventory costs.  The Company also does not maintain specific inventory for any specific long-term contracts or programs.  The Company tracks and removes inventory only under the “first-in, first-out method” and prices it based upon the Company’s actual cost unless adjustments are required for obsolescence or for market valuations.  During the three months ended March 31, 2007, the Company reduced inventory by $16 for such adjustments.

Inventory as of March 31, 2007 and December 31, 2006 is summarized as follows:

	March 31, 2007	December 31, 2006
Raw material	$0	$0
Finished goods	1,929	1,600
Total Inventory	$1,929	$1,600

6.             Stock Based Compensation.

The Company accounts for stock based compensation using  the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,.”  The Company recognized  stock based compensation expense of $192 and $208 for the three months ended March 31, 2007 and 2006, respectively, and such expense is included in general and administrative expense in the condensed consolidated statements of operations.

A summary of the Company’s stock plan is presented below:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding, January 1, 2007	4,913,689	$1.90

Granted	4,500	$1.14
Exercised	0	0
Cancelled/forfeited	(19,749)	$1.62
Outstanding, March 31, 2007	4,898,440	$1.90	$314,940
Exercisable, March 31, 2007	3,402,740	$1.89	$260,418

The following table summarizes information about stock options outstanding at March 31, 2007:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 - $0.39	297,113	$5.93	$0.37	290,613	$0.37
$0.40 - $0.59	1,081,000	6.51	0.52	798,875	0.52
$0.60 - $0.89	199,492	6.45	0.59	191,992	0.59
$0.90 - $1.34	783,750	6.74	1.06	589,250	1.06
$1.35 - $2.01	830,440	7.44	1.59	375,337	1.73
$2.02 - $3.02	1,092,998	5.94	2.56	791,901	2.58
$3.03 - $4.53	426,012	7.17	4.23	216,437	4.30
$4.54 - $6.80	112,533	5.72	5.90	73,233	6.17
$6.81 - $10.20	40,000	3.88	8.25	40,000	8.25
$10.21 - $15.30	0	0	0	0	0
$15.31 - $22.95	31,046	2.86	20.44	31,046	20.44
$22.96 - $34.43	4,056	3.26	28.60	4,056	28.60
	4,898,440	$6.53	$1.90	3,402,740	$1.89

7.             Accounting for Preferred Shares and Derivative Shares.

In June 2004, WorldGate completed a private placement of preferred stock. The preferred stock has a dividend rate of 5% per annum, payable quarterly, either in cash or through the issuance of common stock at the Company’s option. The preferred stock has a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months, and may be redeemed at maturity in cash or, at the Company’s option, subject to certain conditions that may not be solely under the control of the Company, through the issuance of the number of shares of common stock determined by dividing the liquidation preference of the preferred shares by the then average market price over the ten consecutive trading days prior to the date of conversion. As part of this private placement the Company was required to file a registration statement covering the shares of common stock issuable, including the conversion shares and warrant shares. If the effectiveness of the registration statement lapses, the Company ceases to be listed on certain specified exchanges and trading in the Company’s stock is suspended or a change in control occurs with respect to the Company, the Company may be required to settle redemption of the preferred stock with cash instead of its common shares.  Furthermore, since the market price of the Company’s common stock cannot be predicted, the actual number of shares of the Company’s common stock that will be required if a redemption is made through the issuance of common stock also cannot be predicted. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.0% per month of the liquidated value for the unredeemed preferred shares if the registration of the shares lapse and until the registration again becomes effective. Currently only 166 preferred shares remain outstanding, with a liquidated value of approximately $168. These shares mature in June 2007 after which there will be no more penalties. The Company has recorded no liability in connection with these liquidated damage provisions.

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

Also, as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of the Company’s common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of the Company’s common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale.  Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted.  Through March 31, 2007, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised.  All of the additional investment rights had been exercised as of June 30, 2006. Based on anti-dilution provisions contained within this private placement the $2.69 warrants were modified to an exercise price of $2.11 as of March 31, 2007 and the number of outstanding warrants were increased by 188,375 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.  Based on anti-dilution provisions contained within this private placement the $3.14 warrants were also modified to an exercise price of $2.40 as of March 31, 2007 and the number of outstanding warrants were increased by 227,772 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.

Of the 7,550 preferred shares issued under this private placement, 7,384 shares have been redeemed as of March 31, 2007.

With respect to the Company’s accounting for the preferred stock, Emerging Issues Task Force (“EITF”) Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the preferred stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential failure in the Company’s ability to maintain an effective registration statement. Furthermore, the actual number of shares of common stock required to satisfy redemption is based upon the market value of the common stock at the time of the redemption, which cannot be predicted. Accordingly, the Company has classified the preferred stock as temporary equity and the value ascribed to the redeemable preferred stock upon initial issuance, i.e. at June 24, 2004, was the amount received in the transaction minus the fair value ascribed to the conversion options and warrants. The initial value of the redeemable preferred stock is accreted up to the redemption value (the amount received in the transaction) over the future relevant periods using the interest method. The value of the redeemable preferred stock at March 31, 2007 was $153.

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

The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. Both the warrants and conversion options are valued using the Black-Scholes valuation model. Actual period close common stock price ($0.70), applicable volatility rate (97%), and the period close risk-free interest rates (4.88% and 4.55%) for the instrument’s contractual remaining life (.25  and 2.25 years) (continuously compounded), are the key assumptions used in the valuation calculation.  The result was a $637 non cash gain, for the three months ended March 31, 2007, and $182 for the three months ended March 31, 2006, respectively.

At March 31, 2007, after the fair value adjustments, the balances of the conversion features derivative liability and the warrants derivative liability were $0 and $370, respectively.  At March 31, 2006, after the fair value adjustments, the balances of the conversion features derivative liability and the warrants derivative liability were $35 and $859, respectively.

8.             Accounting for Secured Convertible Debentures and Related Warrants.

On August 11, 2006 the Company completed a private placement with an institutional investor of convertible debentures in the aggregate principal amount of up to $11,000.  These convertible debentures have a maturity of three years, an interest rate of 6% per annum, and are convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted average closing price (“VWAP”) of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions).  Interest is payable at maturity, and the Company may elect to pay the interest amount in cash or shares of the Company’s common stock. There was $328 of accrued interest as of March 31, 2007.  Through March 31, 2007 the investors converted $2,350 of the convertible debt into 2,130,741 shares of the Company’s common stock.   In April 2007, the investors converted an additional $500 of convertible debt into 812,110 shares of the Company’s common stock.

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

The Company has the right to redeem all or any portion of the principal amount of the convertible debentures in cash at any time upon not less than four business days notice if the closing price of its stock is less than $1.75 per share.  Such early redemption will, however, require the Company to pay a 10% prepayment premium.   In addition, without any prepayment premium, the Company has the right to force the holders to convert a maximum of $500 of the principal amount of the convertible debentures in any thirty day period if for five consecutive trading days the VWAP of the Company’s common stock is above $1.925 per share but less then $3.50 per share and providing the daily trading volume exceeds 200,000 shares for these five days, and certain other conditions are met.  If the VWAP of the Company’s common stock is greater than $3.50 per share for 30 consecutive trading days, the daily trading volume exceeds 250,000 shares for five days prior, and if certain other conditions are met, the Company can also force the holder to convert all or any portion of the outstanding principal and interest into shares of its common stock without any prepayment premium.

There are some restrictions on the holder’s right to convert the convertible debentures.  The holder cannot make any conversions below $1.75 per share (i) until the earlier of the date registered common stock can be issued pursuant to such conversion or January 1, 2007, (ii) which would exceed $500 in principal amount in any calendar month, or (iii) which would result in the issuance of more than 840,000 shares of our common stock per calendar month (provided that this maximum share limit will be waived by the Company unless it elects to pay the holder in cash the difference in value between 840,000 shares and the number of shares the holders wishes to convert, up to the $500 per month conversion limit).  If the Company is in default under the convertible debenture these limitations are waived. The holder is also not restricted in making conversions at $1.75.  In no case, however may the holder convert the convertible debentures if (x) it would result in beneficial ownership of more than 9.99% of our outstanding common stock (though this provision can be waived by the holder upon 65 days prior notice).  Under certain circumstances, the convertible debenture holders are entitled to have the conversion price adjusted to correspond to common stock holders’ rights to any stock dividend, stock split, stock combination or reclassification of shares. The $1.75 conversion price is also subject to a weighted average dilution adjustment if the Company issues shares (apart from certain excluded issuances) of its capital stock at an effective price of less than $1.75 per share.  The Company also granted the convertible debentures holders a security interest in all of its assets.  Moreover, the Company is required to register the shares of common stock issuable to the investor for resale to the public pursuant to a registration rights agreement, containing customary terms, conditions and indemnities.  The private placement includes numerous provisions intended to protect the institutional investors including a cash payment penalty of 1.0% per month for the period above 120 days from the effective date of the agreement that the shares in the transaction fail to be registered with the aggregate penalty capped at 12%.

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

Pursuant to a registration rights agreement associated with this transaction at least 27,227,581 shares of common stock including the conversion shares, the warrant shares and the shares issued as part of the commitment, are required to be registered, of which 7,975,752 shares of common stock have already been registered and 19,251,828 shares of common stock remain to be registered.  Regarding the 7,975,752 shares already registered, the registration rights agreement requires that the Company maintain the effectiveness of such registration statement until all of the securities have been sold or until they become eligible for sale pursuant to Rule 144(k).  In the event that the registration statement effectiveness is not maintained pursuant to these requirements, then the Company is subject to liquidated damages, payable at the option of the holder in cash or shares of common stock, equal to one percent (1%) of the liquidated value of the convertible debentures outstanding for each thirty (30) day period.  Such liquidated damages shall not exceed twelve percent (12%) of the aggregate purchase price for all investors.   The Company has recorded no liability in connection with these liquidated damage provisions.   Regarding the remaining shares to be registered, pursuant to a waiver granted by the purchaser of these shares, the Company has been given until May 30, 2007, to file a registration statement for these shares. Furthermore such waiver requires that any failure to file this registration statement or to cause it to be declared effective will not result in any damages becoming due thereunder, liquated or otherwise.  The Company has not yet filed the second registration statement.

Upon any liquidation, dissolution or winding up of the Company, the holder of the convertible debenture will be entitled to receive the principal amount of the convertible debenture, together with accrued and unpaid interest, prior to any payment to the holders of the Company’s common and preferred stock.

The terms of the warrant agreements provide for the adjustment of the exercise price and the number of shares of common stock to be issued upon the Company’s issuance of certain securities deemed to be dilutive under the agreement.    Under certain conditions, the holder may exercise these warrants on a cashless basis.

The market price of the Company’s common stock cannot be predicted.   Furthermore, subject to the share limitation, as discussed above, the actual number of shares of the Company’s common stock that will be required if a conversion of the convertible debentures is made through the issuance of common stock also cannot be predicted.  Should the Company’s requirements to issue shares under these convertible debenture agreements exceed the share limitation, or if it is not listed or quoted for trading on at least the NASDAQ OTC Bulletin Board, the Company may be required to settle the conversion of the convertible debentures with cash instead of its common stock.

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

Upon the issuance date there was an insufficient number of authorized shares of Common Stock in order to permit exercise of all of the warrants issued on August 11, 2006.   In accordance with EITF 00-19, when there are insufficient authorized shares, the obligation for the exercise of investor warrants should be classified as liability measured at fair value on the balance sheet.   Accordingly, at August 11, 2006, the convertible feature of the convertible debenture and the warrants were recorded as derivative liabilities of $4,446 and $1,269, respectively.  On October 11, 2006 the Company received stockholder approval to increase the authorized shares from 80,000,000 to 120,000,000.  Upon re-evaluation on October 11, 2006, the value of these warrants at October 11, 2006 was reclassified to equity at fair value in accordance with the provisions of EITF 00-19.

At October 13, 2006, in connection with the $5,000 tranche, the convertible feature of the convertible debenture was recorded as a derivative liability of $3,449 and the warrants were recorded as additional paid in capital of $230.

The Company accounts for the conversion options using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. At March 31, 2007, the conversion options are valued using the Black-Scholes valuation model, applying actual period close common stock price ($0.70), applicable volatility rate (97%), and the period close risk-free interest rates ( 4.56% ) for the instrument’s remaining contractual lives of 2.37 for the $6 million tranche and 2.54 years for the $5 million tranche.

At the initial recording of the August 11, 2006 tranche, the sum of the fair values of the convertible feature and the warrants, $5,714 in the aggregate, exceeded the net proceeds of $5,615.   The difference of $99 was charged to the provision for fair value adjustment, upon issuance during the third quarter of 2006.    Accordingly, the Company recorded a discount equal to the face value of the convertible debenture, which will be amortized using the effective interest rate method over the three year term.  The common stock issued as fees in the transaction was recorded at a net value of $0, as there was no residual value remaining.

For the $5,000 tranche issued on October 13, 2006, the Company recorded a discount of $3,979, which is being amortized using the effective interest method over the three year term.

During the three months ended March 31, 2007, $1,000 in face value of the convertible debentures were converted, resulting in the issuance of 984,462 shares of common stock.  As a result of the conversion, $1,000 of the discount on the convertible debenture has been charged to discount amortization and approximately $730 of the conversion option on the convertible debt was classified to additional paid in capital.

For the three months ended March 31, 2007, the Company has recorded total discount amortization of $1,283 and fair value adjustments of the conversion feature derivative liability and the warrants derivative liability resulted in a gain of $737.

At March 31, 2007, the balances of the convertible debentures and the offsetting related discount were $8,650 and

$7,342, respectively.

At March 31, 2007, after the fair value adjustments, the balance of the conversion features derivative liability was $5,577.

Liquidated Damages.

The Company accounts for potential registration rights liquidated damage obligations in accordance with FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements.”     The Company has adopted this pronouncement during the quarter ended March 31, 2007. The adoption of FSP EITF 00-19-02 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

9.                                       Warranty Reserve.

The Company provides a warranty covering defects arising from the sales of its video phone product. This warranty is limited to a specific time period. As of March 31, 2007, the Company has a reserve of $79 that is based on a percentage of product sales.  As of March 31, 2007, the Company has not incurred any material warranty costs related to its product. Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. While the Company believes its estimate at March 31, 2007 is reasonable and adequate, it is subject to change based on our future sales and experience, which may require an increase or decrease in our reserve.  During the three months ended March 31, 2007, the Company reduced its warranty reserve of $85 at December 31, 2006 by $6.

10.                 Commitments and Contingencies.

Leases

The Company’s current five year lease was signed on September 1, 2005 and covers 42,500 square feet at an annual rate of $11.40 per square foot with a 3% increase annually, cancelable by either party with eight months notice, with a termination by tenant also including six months termination fee.  Total rent expense for each of the three months ended March 31, 2007 and 2006 amounted to approximately $159 and $159, respectively.

In November 2003, the Company entered into a 60 month lease for office equipment. As of March 31, 2007, there remains a total of $9 to be paid over the remaining period of this lease.  In October 2005, the Company entered into a 36 month lease for office equipment. As of March 31, 2007 there remains a total of $11 to be paid over the remaining period of this lease.

The future minimum commitments under non-cancelable leases for the balance of each of the fiscal years ending December 31 are as follows:

(Dollars in Thousands)
2007(April 1, 2007 through December 31, 2007)	$389
2008	530
2009	535
2010	363
Total	$1,817

Significant Agreements and Transactions

The Company has a current multi-year agreement with Mototech , an investor, to provide the Company with engineering and development support. As a result of this agreement, the Company has expensed approximately $119 and $19, respectively for the three months ended March 31, 2007 and 2006. Accounts payable to this investor amounted to $733 and $1,377 at March 31, 2007 and December 31, 2006, respectively. This agreement provides for contracted services, including hardware and software development, and the creation and development of tools to facilitate the Company’s engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company.  Net revenues from operations recognized from Mototech were approximately $1 and $393 for the three months ended March 31, 2007 and 2006, respectively This investor accounted for approximately 0% and 77% of the revenues for the three months ended March 31, 2007 and 2006, respectively.  Accounts receivable from this investor were $0 and $1, respectively, as of March 31, 2007 and December 31, 2006.

11.                 Net Loss per Share (Basic and Diluted).

Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive.  Potential common shares comprise shares of common stock issuable upon the exercise of stock options and warrants.  The number of potential common shares which would have been assumed to be converted in the three months ended March 31, 2007 and have a dilutive effect if the Company had income from continuing operations, or if the options’ exercise price was less than the average market price of the common shares, is 25,857,064, and for the three months ended March 31, 2006, the number of shares is 10,965,140.

12.           Stock Options and Warrants.

In October 2004, the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). This plan   replaced the 1996 Plan for new grants. No additional shares were reserved for the new plan but rather all available shares under the 1996 Plan were made available for the new plan. As with the 1996 Plan, the 2003 Plan includes the same automatic annual increase in the number of shares reserved for use with the plan equal to the greater of 4% of the then outstanding shares of the Company’s common stock or 1,000,000 shares. In addition to ISOs and NQSOs, the 2003 Plan also provides for performance based awards and restricted stock.  At March 31, 2007, there were 9,085,730 shares reserved under these plans, and 4,898,440 options outstanding.  During the three months ended March 31, 2007, there were 4,500 options granted to employees.  During the three months ended March 31, 2007, there were no options exercised.

At March 31, 2007 there were warrants outstanding and exercisable into 7,475,054 shares of the Company’s common stock (for more details, refer to Note 3).

13.           Revenue Recognition.

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectibility is reasonably assured, and the delivery and acceptance of the equipment has occurred or services have been rendered.  Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Due to the Company’s limited commercial sales history, its ability to evaluate the collectibility of customer accounts requires significant judgment. The Company evaluates its equipment customer and service customers’ accounts for collectibility at the date of sale and on an ongoing basis.

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

As an incentive to promote delivery of the units, a special product launch discount was provided by the Company to a distributor as a quantity restricted reduction to the unit contract based price in effect.  In addition, the Company offered a forward pricing program to its former distributor and a rebate program to consumers, as further incentives for the 2005 holiday season. These incentive programs began in the fourth quarter of 2005 and terminated during the first quarter of 2006. Consistent with the EITF Issue 01-9, the Company has offset its revenues through a reserve for the total estimated liability for the forward pricing program, and an estimated liability associated with the rebate program.    The forward pricing program was terminated with the termination on February 17, 2006 of the distribution agreement with General Instruments, and this liability was reversed and recorded as a $212 increase to the gain realized from termination of this agreement.  On March 13, 2006, the Company announced that it was going to offer a new consumer rebate program effective April 1, 2006 and terminating June 30, 2006.  At March 31, 2007, there was an estimated liability of $47 associated with this rebate program.  Also, on March 13, 2006 the Company announced a price protection program for certain retailers holding Ojo video phone inventory as of April 1, 2006.  At March 31, 2007, there was no estimated liability associated with this price protection program.  These rebate and price protection programs were recorded as an offset against revenues in the three months ended March 31, 2007.

From June 2006 through March 31, 2007, the Company shipped several thousand units, with a sales value of $866, to customers with a right of return.  During the three months ended March 31, 2007, we shipped 33 units with a sales value of $7, to customers with a right of return.  These customers may exercise their right of return only if they do not sell the units to their respective customers.  Revenue for these units was deferred as of March 31, 2007 in accordance with SFAS 48 “Revenue Recognition when a Right of Return Exists.”  The Company does expect, however, to begin recording the sale of these units as revenue when they are sold by its customers.

As part of ending its agreement in 2006 with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources.  As a result the Company recorded a reserve for returns and reduced revenue in the amount of approximately $2,310, during the fourth quarter of 2005. In addition, the Company has recorded no revenue for units shipped to General Instrument in 2006 and recorded a gain on termination of this agreement of approximately $1,843 during the twelve months ended December 31, 2006 (of which $1,972 was recorded in the first quarter of 2006) as a result of the lower purchase price of the inventory repurchased from General Instrument ($1,393, net of the cost of rework for rebranding the product and the adjustment of the inventory to its current replacement value) and reversal of the product refund program reserve ($212) as well as an adjustment of the warranty reserve for products repurchased ($233), both of which resulted from termination of the Company’s agreement with General Instrument.

14.           Risks and uncertainties.

The Company’s primary line of business is the development of video phone products and technology. Although the Company has realized some revenues for the commercial sale of our product, the revenues to date have not been substantial. Given the early stage of the product and the lack of operating history in the video phone business, it is difficult to predict the Company’s future results.

On April 28, 2004, the Company entered into a multi-year agreement with General Instrument for the worldwide development and distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products.  On February 17, 2006, the Company mutually agreed with General Instrument to end this agreement.  The ending of this agreement immediately terminated this exclusivity for both parties, and accordingly enabled WorldGate to expand its focus in bringing Ojo to the marketplace. In addition to its current role for development and manufacture of Ojo, WorldGate became directly responsible for the advertising, marketing, and distribution of its products. With the ending of the agreement with General Instrument the Company depends upon distribution partners, including, for example, wholesalers, retailers and service providers, to provide the worldwide sales and distribution of the Ojo video phone. If the Company partners are not successful, or if their activities do not lead to significant sales of its product, its operating results will be adversely affected, the Company’s revenue could be significantly reduced and the Company could lose potential customers.

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

15.           Accounting for the Uncertainty in Income Taxes.

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”(“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified its federal tax return and its state tax return in Pennsylvania as “major” tax jurisdictions, as defined.  Based on the company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2003 through 2006, the only periods subject to examination.  The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.  In addition, the company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2007.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

16.           Geographical Data.

Financial Information Relating to Foreign and Domestic Operations and Export Sales from Continuing Operations (Dollars in Thousands) for the three months ended March 31, 2007 and March 31, 2006:

	2007	2006
Net revenues from continuing operations by geographic area:
United States	$301	$109
Foreign (*)	9	400
Total	$310	$509
Loss from continuing operations (all from United States operations)	$(4,594)	$(2,703)

	March 31, 2007	December 31, 2006
Identifiable assets within the United States	$9,017	$14,608
Identifiable foreign assets (hardware and tooling for manufacturing) in Taiwan, R.O.C.	$278	$513

* Net revenues for the three months ended March 31, 2006 include net revenues primarily derived from sales to customers located in Taiwan, R.O.C. ($393) and others ($7).

17.           Registration rights-August 2005 private placement.

In August 2005, the Company sold stock and warrants totaling $17,500 which were subject to a registration rights agreement. The company accounts for the registration rights agreement in accordance with FSP BITF 00-19-2. This private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120 days from the effective date of the agreement that the shares in the transaction fail to be registered or if the registration statement ceases to be effective for more than twenty days. The registration statement covering the shares under this private placement was not declared effective until June 1, 2006. Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. For the years ended December 31, 2005 and 2006 the Company recorded and expensed related penalties of $535 and $1,114, respectively. The related unpaid penalty accrued as of March 31, 2007 was $157. The company is required to maintain the registration statement effective until August 2007 and if it fails to do so could incur cash penalties in the amount of $525, assuming no securities have been sold by the holders.

18.           Subsequent Event.

On April 11, 2007, the Company received a notice from Nasdaq stating that the Company does not comply with Marketplace Rule 4310(c)(2)(B).  This rule requires the Company to have a minimum of $2,500 in stockholders’ equity or $35,000 market value of listed securities or $500 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.   The notice stated that the staff is reviewing the Company’s eligibility for continued listing on The Nasdaq Capital Market.

In this notice Nasdaq requested that the Company provide on or before April 26, 2007 the Company’s specific plan to achieve and sustain compliance with all of The Nasdaq Capital Market listing requirements, including the time frame for completion of the plan.  If, after the conclusion of the review process, Nasdaq determines that the Company’s plan does not adequately address the issues noted, Nasdaq will provide written notification that the Company’s securities will be delisted.  At that time, the Company may appeal the decision to a Nasdaq Listing Qualifications Panel.

On April 17, 2007, the Company received a notice from Nasdaq staff indicating that for the last 30 consecutive business days, the bid price of its common stock, $0.01 par value, has closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market pursuant to Marketplace Rule 4310(c)(4).  In accordance with Marketplace Rule 4310(c)(8)(D), the Company has 180 calendar days from the date of notification to achieve compliance.  In general, a company can restore compliance with Marketplace Rule 4310(c)(4) if its common stock has a closing bid price of $1.00 or more for a minimum of 10 consecutive business days.  If the Company has not achieved compliance by the 180th day, but it can demonstrate as of that date that the Company meets the criteria for initial listing set forth in Marketplace Rule 4310(c) (other than the bid price requirement), the Company will have an additional 180 days to achieve compliance with Marketplace Rule 4310(c)(4).

The Company provided its plan for regaining compliance with the Marketplace Rules to Nasdaq on May 4, 2007.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts contained in this Item 2 are in thousands, except for per share amounts)

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

On April 28, 2004, we entered into a multi-year agreement with General Instrument Corporation d/b/a the Connected Home Solutions Business of Motorola, Inc. (“General Instrument”) for the worldwide development and distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products.  On February 17, 2006, we mutually agreed with General Instrument to end this agreement.  The ending of this agreement immediately terminates exclusivity for both parties. In addition to its current role for the development and manufacture of Ojo, WorldGate  assumed direct responsibility and control for the advertising, marketing, and distribution of its products.

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

As part of ending our agreement in 2006 with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources.  For more details, refer to Note 13 to our condensed consolidated financial statements for the three  months ended March 31, 2007.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our annual report on Form 10-K.  Judgments and estimates of uncertainties are required in applying our accounting policies in many areas.  Following are some of the areas requiring significant judgments and estimates:  revenue recognition, accounts receivable, inventory, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, income taxes, stock based compensation,value of redeemable preferred stock, convertible debentures and related warrants and conversion options. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There has been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the audited financial statements for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Three Months Ended March 31, 2007 and March 31, 2006.

Revenues.

Net revenues for the three months ended March 31, 2007 and 2006 were $310 and $509, respectively, primarily reflecting the  product and service revenues from the Company’s direct distribution of the Ojo product.   For the three months ended March 31, 2007, product revenues were $199 and service revenues were $111 compared to product revenues of $467 and service revenues of $42 for the three months ended March 31, 2006.  The product revenues represent deliveries of video phones .  The reduction of $268, or 57%, in product revenues during 2007, with respect to the comparable period in 2006, primarily reflects reduced product shipments to service providers partially offset by increased product shipments to retail customers.  Also, from June 2006 through March 31, 2007 we shipped several thousand units to customers with a right of return should the units not be sold through to their customer. Revenue for these units were deferred as of March 31, 2007 in accordance with FAS 48 “Revenue Recognition when a Right of Return Exists”.  However, we do expect to begin recording these shipments as revenue as and when these units are sold by our customers.  The increase in monthly recurring service revenues of $69, or 164%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, reflects the monthly revenue from accumulating video phones purchased then activated for the service required for the video phones operations over the customer’s internet connection.

During the three months ended March 31, 2007 and 2006, we provided forward pricing discounts to retailers and certain service operators in order to help promote distribution and consumer purchases.  In the case of retail sales, the Company expects that recurring revenues from service fees will offset any loss on the sale of the product.  This forward pricing, coupled with inventory adjustments for lower market valuations, has resulted in a net margin loss for the three months ended March 31, 2007 of $39 and reduced margin for the three months ended March 31, 2006 by $67.

As part of ending our agreement with General Instrument during the first quarter of 2006, and in anticipation of our inventory requirements as a result of taking full responsibility for product distribution, we negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost us to purchase the same inventory from its manufacturing sources.  As a result we recorded a reserve for returns and reduced revenue in the amount of approximately $2,310 during the fourth quarter of 2005. In addition we recorded no revenue for units shipped to General Instrument in the three months ended March 31, 2006 and recorded a gain on termination of this agreement of approximately $1,792 for the three months ended March 31, 2006, increased to $1,843 for the twelve months ended December 31, 2006, as a result of the lower purchase price of this inventory (net of the cost of rework for rebranding the product).

Costs and Expenses.

Cost of Revenues.   The cost of revenues, consisting of product and delivery costs relating to the deliveries of video phones, was $349 and $442, respectively, for the three months ended March 31, 2007 and 2006.   The reduced level of video phone shipments for the three months ended March 31, 2007, as compared to the same period in 2006, primarily accounted for the reduction in the cost for these revenues.  However, excess replacement parts of $64 and an inventory valuation reduction of $16 in the three months ended March 31, 2007, that were not incurred during the three months ended March 31, 2006, offset the decrease in cost of revenues in the first quarter of 2007 versus the same period in 2006.

Engineering and Development.   Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of the Company’s video phone product.  Engineering and development costs were $1,785 for the three months ended March 31, 2007, compared with $1,454 for the three months ended March 31, 2006. This increase of $331, or 23%, for the three months ended March 31, 2007, reflects the Company’s increased engineering staff, and related costs, for the further and continuing development of its video phone product.

Sales and Marketing.   Sales and marketing expenses consist primarily of compensation (which includes compensation to manufacturer’s representatives and distributors), attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs (which includes expenditures for co-op advertising and new market development)

related to the continued introduction of the Company’s video phone product.  Sales and marketing costs were $1,123 for the three months ended March 31, 2007, compared with $653 for the three months ended March 31, 2006.  This increase of $470, or 72%, for the three months ended March 31, 2007, reflects the increase in advertising and related marketing and promotional expenditures associated with the Company’s video phone product.

General and Administrative.   General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees.  General and administrative expenses were $1,517 for the three months ended March 31, 2007, compared with $2,523 for the three months ended March 31, 2006. This decrease of $1,006, or 40%, for the three months ended March 31, 2007 is primarily attributable to reduced expenditures during the first quarter of 2007 for financial and legal fees of $118 and an expenditure of $805 recorded in the first quarter of 2006 relating to certain penalties associated with a previous financing.  There was no penalty recorded in the first quarter of 2007.

Interest and Other Income and Interest Expense.   Interest and other income consist of interest earned on cash and cash equivalents. Interest expense of $136 primarily consists of accrued interest on the convertible debentures issued on August 11, 2006 and October 13, 2006 (see Note 8 to our condensed consolidated financial statements for the three months ended March 31, 2007).  Interest and other income decreased from $134 for the three months ended March 31, 2006 to $98 for the three months ended March 31, 2007, primarily due to lower average levels of invested funds during the first three months of 2007 compared to the same period in 2006.  During the three months ended March 31, 2007 and 2006, the Company earned interest on its average cash balances which approximated $7,665 and $13,355, respectively.

Income Taxes.   The Company has incurred net operating losses since inception and accordingly had no income taxes and has not recorded any income tax benefit for those losses, since realization of such benefit is currently uncertain.

Non Cash Change in Fair Value of Derivative Warrants and Conversion Options.   For the three months ended March 31, 2007 the non cash change in fair value of derivative warrants and conversion options was a gain of $1,374.  For the three months ended March 31, 2006 the non cash change in fair value of derivative warrants and conversion options was income of $182. These fair value adjustments are primarily a result of changes in our common stock price at each reporting period related to our June 24, 2004 private placement of our Series A Convertible Preferred Stock and Warrants and our August 11, 2006 and October 13, 2006 private placements of secured Convertible Debentures and Warrants.

Amortization of Debt Discount.   For the three months ended March 31, 2007 the amortization of the debt discount was $1,283, relating to the August 11, 2006 and October 13, 2006 private placements of secured Convertible Debentures.  During the three months ended March 31, 2007, the $1,283 of amortization of debt discount reflected $1,000 of converted debentures and $283 of discount amortization.  This discount, at the time of completion of this private placement on August 11, 2006, was initially recorded for $4,446, and the  discount for the October 13, 2006 convertible debenture issuance was initially recorded as $3,979.  These discounts will be amortized using  the effective interest rate method over the three year term of the convertible debentures (see Note 8 to our condensed consolidated financial statements for the three months ended March 31, 2007).

Liquidity and Capital Resources.

As of March 31, 2007, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, are of high quality investment grade and have original maturities of less than three months.

At March 31, 2007, we had cash and cash equivalents of $4,984 as compared to cash and equivalents of $10,067 at December 31, 2006. Net cash used in operating activities was $5,054 and $5,598, respectively, for the three months ended March 31, 2007 and 2006. This decrease in net cash used in operating activities was primarily attributable to our decrease in expenditures during the three months ended March 31, 2007 compared to the same period in 2006, related primarily to a reduction of expenditures relating to legal and financial services of $114 and a $480 expenditure during the first quarter of 2006 for repurchased products previously sold to General Instrument totaling $1,064, which included the offset of $584 of accounts receivables due the Company.  No bad debt expense was recorded for the three months ended March 31, 2007 and 2006.

Cash used for investing activities were primarily a result of investments in equipment for product development and manufacture as well as for general administrative and project management purposes.   For the three month periods ending March 31, 2007 and 2006, such investments were $38 and $192, respectively.

Cash provided by financing activities during the three months ended March 31, 2007 was primarily the result of employee stock purchases under the WorldGate 2001 Employee Stock Purchase Plan.  Total cash provided by financing activities in 2007 was $9 compared to $6 during the same period in 2006.

Operations and Liquidity.

To date, we have funded operations primarily through multiple private sales of equity securities, through the issuance of convertible debentures and through an initial public offering of common stock in April 1999. The financing secured on August 11, 2006 (see Note 3 to our condensed consolidated financial statements for the three months ended March 31, 2007)  has added long term debt to the balance sheet and the Company has pledged its assets as collateral.  We continue to evaluate the possibilities to obtain further additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our stockholders, or could impose restrictions on operating activities.  The Company has received notices from the staff of the Nasdaq Stock Market stating that the Company does not comply with Marketplace Rules 4310(c)(2)(B) and 4310(c)(4).  If we fail to continue to meet these listing requirements, our common stock may be delisted from the NASDAQ Capital Market. If our shares are delisted from the NASDAQ Capital Market, they are likely to become subject to the SEC penny stock rules, which could adversely affect the market liquidity of our common stock and our ability to raise additional capital.  There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.

The report of the independent registered public accounting firm for the year ended December 31, 2006 includes an explanatory paragraph stating that our Company had suffered recurring losses from operations and had an accumulated deficit of $246,806, and that these issues raised substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the redemption of preferred stock, of which $166 is required to be redeemed in June 2007, although this redemption can be made in common stock if certain conditions are met.   In addition, the August 2005 private placement includes cash payment penalties of 1.5% per month for the period that the shares in the transaction fail to be registered. The Registration Statement covering the shares under this private placement was not declared effective until June 1, 2006.  Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. For the three months ended March 31, 2007 and 2006 the Company recorded and expensed related penalties of $0 and $787, respectively.  The related unpaid penalties accrued as of March 31, 2007 and December 31, 2006 was $157.  On July 25, 2006, the Company amended the terms of the additional investment right that was granted to an investor as part of the August 2005 private placement, with respect to a portion of shares of common stock purchasable thereunder and agreed to apply $158 of accrued penalties towards the exercise price of such amended additional investment right, for the purchase of 129,950 shares of common stock. The penalties had accrued with respect to the Company’s inability to register the shares acquired by such investor in the private placement within 120 days of the transaction.  In consideration for this amendment and application of the exercise proceeds the investor agreed to forego any cash payment of the penalties other than as available through the proceeds of the exercise of the amended investment right and to grant to the Company a release of all claims relating to the late registration of the private placement shares, other than the aforesaid penalties.  The amended additional investment right provides that the investor thereof may purchase the 129,950 shares of common stock for a period of 760 days beginning June 1, 2006 for an exercise price of $1.515 per share.  The terms of the additional investment rights with respect to the remaining 1,424,050 shares of common stock purchasable thereunder remain unchanged.  On July 26, 2006 this investor exercised the additional investment right for 129,950 shares.  On July 31, 2006 the amended additional investment right with respect to the remaining 1,424,050 shares of common stock expired.   On December 12, 2006 the Company amended the terms of the warrants that were granted to an investor as part of the August 2005 private placement, with respect to a portion of shares of common stock purchasable thereunder and agreed to apply $315 of accrued penalties towards the exercise price of such amended warrants, for the purchase of 279,255 shares of common stock. In addition, the exercise price of 47,412 of the warrants was changed to $1.41 per share.  The penalties had accrued with respect to the Company’s inability to register the shares acquired by such investor in the private placement within 120 days of the transaction.  In consideration for this amendment and application of the exercise proceeds the investor agreed to forego any cash payment of the penalties other than as available through the proceeds of the exercise of the amended warrant and to grant to the Company a release of all claims relating to the late registration of the private placement shares, other than the aforesaid penalties.  The amended warrants provide that the investor thereof may purchase the 326,667 shares of common stock for a period of 1,330 days beginning December 12, 2006 for an exercise price of $1.41 per share.  The terms of the warrants with respect to the remaining shares of common stock purchasable thereunder remain unchanged.  On December 19, 2006 this investor exercised the warrants for the purchase of 279,255 shares.

The ending of the General Instrument agreement on February 17, 2006 placed additional cash burdens on the Company and impacted our cash requirements and usage.  As part of ending its agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources.  For more details, refer to Note 3 to our condensed consolidated financial statements for the three months ended March 31, 2007.

Management expects, based on our internal forecasts and assumptions including among others, assumptions regarding our short term cash requirements and our projected revenue resulting from sales,  that we have sufficient cash on hand to meet our obligations into the second half of 2007. As shown in the accompanying consolidated financial statements, we have incurred recurring net losses and have an accumulated deficit of $251,401 as of March 31, 2007.  These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to generate cash is dependent upon the sale of our Ojo product and on obtaining cash through capital markets.  We began generating revenue from commercial shipment of our Ojo product in April 2005 and we expect revenues to increase as the product continues to roll out to the marketplace. Depending on the ramp up of sales and the achievable margins, the increased level of sales activity should have a positive impact on our cash flows from operations, which will support our ability to meet our cash requirements in the long term. Given that our video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. During the three months ended March 31, 2007, we provided forward pricing discounts to retailers  and certain service operator sales in order to help promote distribution and consumer purchases.  In the case of retail sales, the Company expects that recurring revenues from service fees will offset any loss on the sale of the product.  This forward pricing, coupled with inventory adjustments for obsolescence and lower market valuations, has resulted in a net margin loss for the three months ended March 31, 2007 of $39.

We, however, remain hopeful that sufficient sales will materialize and/or that sufficient funding can be developed through ongoing operations or further additional financings to continue our operations beyond 2007.

Our long term cash requirement obligations are primarily comprised of the items noted above and the financing secured on August 11, 2006 and October 13, 2006 (see Note 3 to our condensed consolidated financial statements for the three months ended March 31, 2007).   We have limited capacity to reduce our workforce and scale back on capital and operational expenditures to decrease our cash usage.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.   Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio.  We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

As of March 31, 2007, the Company’s cash and cash equivalents were $4,984, which were comprised of securities having a maturity of less than three months.  Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended March 31, 2007 would have decreased by approximately $25. This estimate assumes that the decrease occurred on the first day of 2007 and reduced the yield of each investment instrument by 100 basis points.  The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

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

ITEM 4.    CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e))  that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives

As previously reported in our Form 10-K for the year ended December 31, 2006, we identified material weaknesses with respect to the Company’s application of GAAP with regard to the recording of inventory at the lower of cost or market value.  To address the material weakness related to the application of GAAP with regard to the recording of inventory at the lower of cost or market value the Company implemented a detailed closing procedure which analyzes the inventory regarding its carrying cost at closing compared to its actual unit selling prices realized during the current period reported, and subsequent to the reported closing date, to ensure that period ending inventory is properly reported, documented and is consistent with GAAP.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007.  As a result of the actions taken with respect to the Company’s application of GAAP with regard to the recording of inventory at the lower of cost or market value, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, we no longer have a material weakness (as defined under standards established by the Public Company Accounting Oversight Board)  that exists with respect to the Company’s application of GAAP with regard to the recording of inventory at the lower of cost or market value and our disclosure controls and procedures are designed and were effective in ensuring that the information required to be disclosed by our Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Other than the above noted change in control procedure during the first quarter of 2007, there has been no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company is also implementing a financial system that it believes will improve the internal control over financial reporting and eliminate any identified deficiencies.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A  RISK FACTORS.

The following sets forth material changes to the risk factors we previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”) in response to Item 1A of Form 10-K. In addition to other information in this Form 10-Q and the 2006 Form 10-K, the following risk factors should be carefully considered in evaluating our company and our business. Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. We also caution you that this Form 10-Q and the 2006 Form 10-K include forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. Future events and circumstances and our actual results could differ materially from those projected in any forward-looking statements. You should carefully consider the risks described below, the other information in this Form 10-Q, the 2006 Form 10-K, the documents incorporated by reference therein and the risk factors discussed in our other filings with the Securities and Exchange Commission when evaluating our company and our business. The risks and uncertainties described below and in the 2006 Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known by us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or part of the money paid to buy our common stock.

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

In the event that our common stock is delisted from the NASDAQ Capital Market, it may be subject to the requirements of the rules relating to “penny stocks.”

Our common stock is currently listed on the NASDAQ Capital Market, which has requirements for the continued listing of stock.  On April 11, 2007, the Company received a notice from the staff of the Nasdaq Stock Market stating that the Company does not comply with Marketplace Rule 4310(c)(2)(B).  This rule requires the Company to have a minimum of $2,500 in stockholders’ equity or $35,000 market value of listed securities or $500 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.   On April 17, 2007, the Company received a notice from the staff of the Nasdaq Stock Market indicating that for the last 30 consecutive business days, the bid price of its common stock, $0.01 par value, has closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market pursuant to Marketplace Rule 4310(c)(4).  If we fail to continue to meet these listing requirements, our common stock may be delisted from the NASDAQ Capital Market. If our shares are delisted from the NASDAQ Capital Market, they are likely to become subject to the SEC penny stock rules, which could adversely affect the market liquidity of our common stock. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors; and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline, and you could find it more difficult to sell your stock and raise capital.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As disclosed in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, we entered into a purchase agreement with an institutional investor on August 11, 2006 pursuant to which, on August 11, 2006, we issued a convertible debenture in the principal amount of $6,000 to the investor.  For the three months ended March 31, 2007, the investor converted $1,000 of the convertible debt into 984,462 shares of the Company’s common stock.

The shares issued upon conversion of the convertible debentures were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded to transactions not involving a public offering by Section 4(2) of that Act and Rule 506 thereunder. On October 11, 2006, an effective registration was obtained of the shares of common stock issued and issuable upon conversion of the debenture in the first tranche of this transaction.

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

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws (1)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 18, 2004 (3)
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 23, 2004(2)
4.1	Securities Purchase Agreement, dated as of August 11, 2006, by and among the Company and Cornell Capital Partners, LP(4)
4.2	Investor Registration Rights Agreement, dated August 11, 2006, by and among the Company and Cornell Capital Partners, LP(4)
4.3	Form of Secured Convertible Debenture issuable by the Company to Cornell Capital Partners, LP pursuant to the Securities Purchase Agreement, dated as of August 11, 2006(4)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

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

WORLDGATE COMMUNICATIONS, INC.

Date:	May 10, 2007	/s/ Hal M. Krisbergh
Hal M. Krisbergh
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2007	/s/ Joel Boyarski
Joel Boyarski
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)