Form 10-Q
period 2007-09-30
WORLDGATE COMMUNICATIONS INC
filed 2007-11-09
CIK 1030058

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Quarterly Period Ended September 30, 2007.
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

        Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of November 1, 2007, there were 51,887,252 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,584	$10,067
Trade accounts receivables, less allowance for doubtful accounts of $0	284	1,005
Other receivables	5	17
Inventory	1,104	1,600
Prepaid and other assets	334	490
Deferred engineering costs	329	0

Total current assets	3,640	13,179

Property and equipment	3,373	4,494
Less: accumulated depreciation and amortization	(2,475)	(3,228)

Property and equipment, net	898	1,266
Deposits and other assets	121	121

Total assets	$4,659	$14,566

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,022	$1,654
Accrued expenses	1,228	1,240
Accrued compensation and benefits	72	48
Dividend payable on Preferred Stock	0	2
Detachable Warrants	127	997
Conversion option on Preferred Stock	0	11
Conversion option on convertible debt	0	7,044
Incentive sales claims liability	0	50
Warranty reserve	88	85
Deferred revenues	95	267

Total current liabilities	2,632	11,398
Long term liabilities:
Convertible debenture payable (net of unamortized discount of $5,240 at September 30, 2007 and $8,625 at December 31, 2006)	1,707	1,025

Total liabilities	4,339	12,423

Commitments and contingencies
Redeemable Preferred Stock, $.01 par value, 7,550 shares authorized; 0 shares issued and outstanding at September 30, 2007, and 166 shares at December 31, 2006	0	141

Stockholders' equity:
Preferred Stock, $.01 par value, 13,492,450 shares authorized; 0 shares issued at September 30, 2007 and December 31, 2006	0	0
Common Stock, $.01 par value; 120,000,000 shares authorized; 49,730,581 shares issued and outstanding at September 30, 2007 and 41,535,443 shares issued and outstanding at December 31, 2006	497	415
Additional paid-in capital	258,471	248,393
Accumulated deficit	(258,648)	(246,806)

Total stockholders' equity	320	2,002

Total liabilities and stockholders' equity	$4,659	$14,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Net revenues:
Product revenues	$1,162	$897	$1,553	$1,487
Service revenues	195	65	419	171
Other revenues	175	0	175	0

Total net revenues	1,532	962	2,147	1,658
Cost of revenues	1,191	894	2,023	2,076

Gross margins	341	68	124	(418)

Engineering and development expenses (excluding depreciation and amortization amounts of $111 and $97 for the three months ended September 30, 2007 and 2006, respectively, and $322 and $279 for the nine months ended September 30, 2007 and 2006, respectively)	926	1,507	4,388	4,501
Sales and marketing expenses (excluding depreciation and amortization amounts of $15 and $15 for the three months ended September 30, 2007 and 2006, respectively, and $45 and $43 for the nine months ended September 30, 2007 and 2006, respectively)	310	619	2,299	1,820
General and administrative expenses (excluding depreciation and amortization amounts of $38 and $73 for the three months ended September 30, 2007 and 2006, respectively, and $131 and $226 for the nine months ended September 30, 2007 and 2006, respectively)	1,248	1,205	4,204	5,573
Depreciation and amortization	164	185	498	548

Total expenses from operations	2,648	3,516	11,389	12,442

Loss from operations	(2,307)	(3,448)	(11,265)	(12,860)
Interest and other income	21	90	164	323
Gain on trademark assignment	500	0	500	0
Change in fair value of derivative warrants and conversion options	131	17	2,541	(322)
Gain (loss) on contract termination	0	(15)	0	1,777
Amortization of debt discount	(917)	(201)	(3,385)	(201)
Interest and other expense	(110)	(50)	(366)	(50)

Net loss	(2,682)	(3,607)	(11,811)	(11,333)
Accretion on preferred stock, dividends and deemed dividends	0	16	(30)	(92)

Net loss attributable to common stockholders	$(2,682)	$(3,591)	$(11,841)	$(11,425)

Net loss per common share:
Basic and Diluted	$(0.06)	$(0.09)	$(0.27)	$(0.29)
Net loss attributable to common stockholders per common share:
Basic and Diluted	$(0.06)	$(0.09)	$(0.27)	$(0.29)
Weighted average common shares outstanding:
Basic and Diluted	46,428,769	39,982,137	44,082,489	39,735,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in Thousands)

	Nine Months ended September 30,
	2007	2006
Cash flows used in operating activities:
Net loss	$(11,811)	$(11,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	498	548
Amortization of debt discount	3,385	201
Change in fair value of derivative warrants and conversion options	(2,541)	322
Gain on contract termination	0	(1,777)
Non-cash stock based compensation	877	627
Bad debt expense	6	0
Write down of inventory	293	490
Changes in operating assets and liabilities:
Trade accounts receivable	(15)	(963)
Other receivables	12	14
Inventory	933	(366)
Prepaid and other assets	156	(120)
Deferred engineering costs	(329)	0
Accounts payable	(632)	(1,056)
Accrued expenses and other current liabilities	(62)	(329)
Accrued compensation and benefits	24	126
Warranty reserve	3	(20)
Deferred revenue	(172)	199

Net cash used in operating activities	(9,375)	(13,437)

Cash flows used in investing activities:
Capital expenditures	(130)	(327)

Net cash used in investing activities	(130)	(327)

Cash flows from financing activities:
Proceeds from issuance of convertible debenture	0	5,615
Proceeds from issuance of common stock	1,022	19

Net cash provided by financing activities	1,022	5,634

Net decrease in cash and cash equivalents	(8,483)	(8,130)
Cash and cash equivalents, beginning of period	10,067	16,277

Cash and cash equivalents, end of period	$1,584	$8,147

Cash paid for interest	$0	$0
Non-cash financing activities:
Conversion of preferred stock to common stock	$167	$333
Conversion of convertible debenture to common stock	2,703	200
Conversion of derivative liability	5,384	150
Accretion on preferred stock	26	16
Dividends payable on preferred stock	0	2
Deemed dividend on conversion of preferred stock	0	68
Common stock issued for accrued dividends	6	6
Common stock and common stock options issued for marketing consulting services	300	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

1.    Basis of Presentation.

        The unaudited condensed consolidated financial statements of WorldGate Communications, Inc. ("WorldGate" or the "Company") for the three and nine months ended September 30, 2007 and 2006 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In addition, the December 31, 2006 unaudited interim condensed consolidated Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 and the notes thereto included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these unaudited condensed consolidated financial statements are materially consistent with those described in the audited December 31, 2006 financial statements except for the adoption of FIN 48, which is discussed in Note 3.

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

2.    Liquidity and Going Concern Considerations.

        As of September 30, 2007, the Company had cash and cash equivalents of $1,584. The operating cash used in operations for the three and nine months ended September 30, 2007 was $1,998 and $9,375, respectively. The funds the Company received as a result of private placements of its securities on December 1, 2003 and December 4, 2003, January 21, 2004, April 22, 2004, June 24, 2004, December 15, 2004, August 3, 2005, August 11, 2006, October 13, 2006 and September 24, 2007 have permitted the Company to fund the development of its business.

        The Company had $4,339 of liabilities and substantially all of its assets are pledged as collateral as of September 30, 2007. These liabilities include $127 of detachable warrants related to the Company's private placement of preferred stock in June 2004 and $1,707 of debt (net of unamortized discount of $5,240) related to the Company's financing in August and October 2006.

        The Company's short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations and operating expenses. In addition, the August 2005 private placement includes cash payment penalties of 1.5% per month for the period that the shares in the transaction fail to be registered. The Registration Statement covering the shares under the August 2005 private placement was not declared effective until June 1, 2006. Until such time as the shares were registered the Company was subject to the penalty provision in the August 2005 private placement. For the nine months ended September 30, 2007 and 2006, related penalties of $0 and $1,387, respectively, were recorded by the Company and included in general and administrative expenses in the condensed consolidated statements of operations. The related unpaid penalty accrued as of September 30, 2007 and December 31, 2006 was $157 and is included in accrued expenses in the condensed consolidated balance sheets.

        As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses and has an accumulated deficit of $258,648 as of September 30, 2007. In addition, based upon the Company's current operating plans and condition, management estimates that the Company will require additional cash resources during the first quarter of 2008. As needed, the Company plans to generate cash through its operations and by turning to the capital markets for further funding. The uncertainties regarding the Company's ability to sufficiently ramp its sales activities and the availability of continued financing raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

        The Company began generating revenue from commercial shipment of the Ojo product in April 2005. Initially all product sales were conducted through General Instrument, its exclusive distributor and all revenue was based upon sales of the Company's products to General Instrument for their distribution to resellers. In February 2006, its distributor relationship with General Instrument ended and the Company began to directly distribute and sell its products. Since the completion of the transition activities from General Instrument, the Company has been directly responsible for all of the sales and marketing efforts related to its Ojo products. Although the Company was able to increase the number of distribution relationships with service providers and retailers carrying its products, incremental sales remained low, at least in part due to the nature of the product as one of the first entrants in a new product category, namely, personal video phones. In the later part of the third quarter of 2007 product shipments commenced to Video Relay Services (VRS) customers. VRS is a form of Telecommunications Relay Service (TRS) that enables persons with hearing disabilities who use American Sign Language (ASL) to communicate with voice telephone users through video equipment, rather than through typed text. The Company's Ojo video phone provides this equipment link for the hard-of-hearing VRS user with a TRS operator (called a Communications Assistant, or CA) so that the VRS user and the CA can see and communicate with each other using ASL in signed conversation. VRS enables deaf and hard-of-hearing customers to improve their connection with people in their personal and business lives. This market is particularly attractive since the use of video as part of the communication link is critical, and accordingly, the video phone is a major contributing component. Entrance to the VRS market has contributed significantly to the Company's efforts to increase product awareness and sales. Depending on the continued ramp of sales, and the achievable margin, the increased level of sales and service activity should have a positive impact on the Company's cash flows from operations. While management expects, based on its internal forecasts and assumptions including, among others, assumptions regarding its short term cash requirements and its projected revenue resulting from sales, that the Company has sufficient cash on hand to meet its obligations into the first quarter of 2008, no assurances can be given.

        On June 29, 2007, the Company announced that it had received notice from the staff of the NASDAQ Stock Market that they had denied the Company's request for continued listing on the NASDAQ Capital Market. The Company originally received a notice from NASDAQ on April 11, 2007, stating that the Company was not in compliance with Marketplace Rule 4310(c)(3), which requires that it have a minimum of $2,500 in stockholders' equity or $35,000 of market value of listed securities or $500 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On April 17, 2007, the Staff had also notified the Company that for the last 30 consecutive business days, the bid price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). The Company subsequently provided a plan to NASDAQ to achieve and sustain compliance with all of the NASDAQ Capital Market listing requirements, including a time frame for completing the plan. While the Company was successful in reclassifying some of its debt to equity as included in its submitted plan, NASDAQ determined that this alone was not sufficient to enable the Company to achieve and sustain compliance with Rule 4310(c)(3). On July 5, 2007, the Company announced that the delisting action by the NASDAQ Stock Market had been stayed pending an appeal hearing before the NASDAQ Listing Qualifications Panel, which took place on August 9, 2007. As a result of the hearing the panel provided the Company with additional time to regain compliance with the Marketplace Rules. In an effort to comply with Rule 4310(c)(4), on July 20, 2007, the Company's Board of Directors approved a resolution to amend the Certificate of Incorporation to effect a 1-for-10 reverse stock split. This resolution is subject to stockholder approval and could be implemented at the discretion of the Company. In an effort to comply with Rule 4310(c)(3) the Company announced that it had engaged an investment banker to assist in the raising of additional capital and that it had entered into an agreement with one of its product distributors granting to the distributor a limited duration option to participate in a private placement, potentially providing additional funds to the Company. On October 2, 2007, the Company, having been unable to demonstrate a definitive plan and timing for the required funding, was notified by The Nasdaq Stock Market that, effective October 4, 2007, due to its failure to comply with Marketplace Rules 4310(c)(3) and 4310(c)(4), it would be delisted from the NASDAQ Capital Market. An application was made October 3, 2007 to commence trading on the NASDAQ OTC Bulletin Board (OTCBB) and on October 9, 2007 the Company received approval for trading on the OTCBB effective October 10, 2007.

        The Company's fund raising efforts are continuing and on September 24, 2007, the Company completed a private placement with Antonio Tomasello, a private investor, of its common stock in the principal amount of $1,000. As part of the private placement, the Company issued to the Investor 2,564,102 shares of common stock and warrants to purchase a total of 2,564,102 shares of common stock, with an exercise price of $0.485 per share. Mr. Tomasello is currently the largest non-affiliated investor in WorldGate, and the father of one of the Company's directors, David Tomasello.

        In July, 2007, the Company sold its "Shadow" trademark to T-Mobile USA, Inc. and received $500. In addition, the Company obtained a license to continue its use of the mark until July 7, 2009. Shadow is the non-registered trademark currently used with respect to the Company's Ojo PVP 900. The Company has retained all ownership in Ojo, which is its primary registered mark.

        On August 1, 2007, the Company entered into an agreement with one of its product distributors granting to the distributor a limited duration option to participate in a private placement to purchase $10,000 of the Company's common stock at a price per share equal to the greater of $0.50 or the current market price, subject to a $0.65 maximum price. This option was terminable by the Company, in its sole discretion, at any time after August 31, 2007, and on September 17, 2007 the Company exercised this right and terminated the option.

        The Company continues to explore multiple options for obtaining sufficient working capital to fund its operations until such time as its revenues are sufficient to provide such working capital, and is continuing to work with potential investors to obtain a suitable financing package that provides such capital on reasonable terms. In order to stretch its current working capital to provide more time for this to happen the Company has significantly cut its operating expenses, including temporary waiver of all or part of the salary by the senior executives of the Company. No assurances can, however, be made that these efforts will be successful.

        The Company's delisting from the NASDAQ Capital Market and listing on the NASDAQ OTC Bulletin Board will make it subject to the SEC penny stock rules, which could adversely affect the market liquidity of the Company's common stock and its ability to raise additional capital. No assurances can be given that additional financing transactions can be consummated. The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources, to obtain such financing. There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all. The Company reduced its staff by 44% during the quarter ended September 30, 2007, if the Company is unable to obtain sufficient funds the Company may further reduce the size of the organization or suspend operations which could have a material adverse impact on its business prospects.

        Long term cash requirement obligations are primarily related to the August and October 2006 transactions. The Company has long term debt as of September 30, 2007 on the balance sheet reflecting the convertible debentures issued on August 11 and October 13, 2006. The convertible debentures payable, net of unamortized discounts of $5,240 and $8,625, had a balance of $1,707 and $1,025, respectively, as of September 30, 2007 and December 31, 2006.

3.    Recent Accounting Pronouncements.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (the

"Interpretation"). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness. The adoption of FASB Interpretation No. 48 did not have a material effect on the Company's condensed consolidated financial position or results of operations or cash flows (Note 15).

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of SFAS 157 is encouraged. The Company is currently evaluating the expected effect of SFAS No.157 on its condensed consolidated financial statements and is currently not yet in a position to determine such effects.

        In September 2006, FASB ratified Emerging Issue Task Force ("EITF") No. 06-1, "Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider"("EITF 06-1"). This guidance requires the application of EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-9"), when consideration is given to a reseller or manufacturer for benefit to the service provider's end customer. EITF 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and, also, provides guidance for the classification of the expense. EITF 06-1 is effective for the first annual reporting period beginning after June 15, 2007. The Company has not yet assessed the impact of EITF 06-1 on the Company's condensed consolidated financial statements.

        In November 2006, the FASB ratified EITF Issue No. 06-7, "Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities" ("EITF 06-7"). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders' equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. The adoption of EITF 06-7, had the effect that on May 18, 2007, on account of the Company's amendment of its convertible debenture, $4,335 of the derivative liability was reclassified to stockholders' equity (see Note 7). The discount on the convertible debentures of $5,240 continues to be amortized until October 2009.

        In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-02 did not have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No.157. The Company is currently evaluating the expected effect of SFAS No.159 on its condensed consolidated financial statements and is currently not yet in a position to determine such effects.

4.    Inventory.

        The Company's inventory consists solely of finished goods. The Company orders and purchases completed, boxed and ready for sale video phone products directly from its supplier. The Company makes no subsequent hardware changes to the products. The Company does not maintain work in process inventory, component raw materials or supplies, except for very minimal quantities for repair work. The Company does not include tooling, deferred start-up or general and administrative costs in its inventory costs. The Company also does not maintain specific inventory for any specific long-term contracts or programs. The Company tracks and removes inventory only under the "first-in, first-out method" and prices it based upon the Company's actual cost unless adjustments are required for obsolescence or for market valuations. During the three and nine months ended September 30, 2007, the Company reduced inventory by a total of $0 and $293, respectively, for such adjustments. Through September 2007, the Company arranged to have a total of 3,492 of reported units previously delivered to a service provider, with a value of $730, returned to its inventory, which had no impact on the Company's results of operations as these units were fully reserved for at the point of sale. During the three and nine months ended September 30, 2006, the Company reduced inventory by $0 and $490, respectively for such adjustments.

        Inventory as of September 30, 2007 and December 31, 2006 is summarized as follows:

	September 30, 2007	December 31, 2006
Raw material	$0	$0
Finished goods	1,104	1,600

Total Inventory	$1,104	$1,600

5.    Stock Based Compensation.

        The Company accounts for stock based compensation using the fair value recognition provisions of SFAS No. 123 (Revised 2004), "Share-Based Payment." The Company recognized stock based compensation expense of $192 and $199, respectively, for the three months ended September 30, 2007 and 2006, and $877 and $627, respectively, for the nine months ended September 30, 2007 and 2006. Included in these expenses for the three and nine months ended September 30, 2007, is $300 for non-cash based consulting fees associated with the marketing of the Company's video phone product, issued in the form of 375,737 shares of common stock and 100,000 common stock options. Such expenses are included in general and administrative and sales and marketing expenses in the condensed consolidated statements of operations.

        A summary of the Company's stock plan is presented below:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	4,913,689	$1.90
Granted	184,500	$0.58
Exercised	0	0
Cancelled/forfeited	(167,463)	$1.77

Outstanding, September 30, 2007	4,930,726	$1.85	$6

Exercisable, September 30, 2007	3,842,033	$1.78	$6

        As of September 30, 2007, there was $551 of total unrecognized compensation costs related to non vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.5 years.

        The following table summarizes information about stock options outstanding at September 30, 2007:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00–$0.39	297,113	5.43	$0.37	297,113	$0.37
$0.40–$0.59	1,138,500	6.27	0.52	1,058,500	0.52
$0.60–$0.89	299,492	7.19	0.60	296,992	0.60
$0.90–$1.34	779,250	6.22	1.06	589,250	1.06
$1.35–$2.01	753,483	6.78	1.61	388,212	1.73
$2.02–$3.02	1,064,041	5.38	2.56	814,569	2.57
$3.03–$4.53	411,462	6.65	4.24	235,962	4.25
$4.54–$6.80	112,283	5.21	5.90	86,333	6.05
$6.81–$10.20	40,000	3.38	8.25	40,000	8.25
$10.21–$15.30	0	0	0	0	0
$15.31–$22.95	31,046	2.35	20.44	31,046	20.44
$22.96–$34.43	4,056	2.76	28.60	4,056	28.60

	4,930,726	6.11	$1.85	3,842,033	$1.78

        There were no options granted during the three months ended September 30, 2007. Options granted during the nine months ended September 30, 2007 vest over 4 years and expire in 10 years from the date of grant. The weighted-average fair values of the options granted was $0.36 per option during the nine months ended September 30, 2007. The fair value of each option grant is estimated on the date of grant using the Black-Scholes fair value option valuation model. The following weighted-average assumptions were used for grants issued during the nine months ended September 30, 2007: expected volatility of 83%; average risk-free interest rates of 4.73%; dividend yield of 0%; and expected lives, calculated using the simplified method, of 5.6 years.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

6.    Accounting for Preferred Shares and Derivative Shares.

        In June 2004, WorldGate completed a private placement of preferred stock. The preferred stock had a dividend rate of 5% per annum, payable quarterly, either in cash or through the issuance of common stock at the Company's option. The preferred stock had a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months, and could have been redeemed at maturity in cash or, at the Company's option, subject to certain conditions that may not be solely under the control of the Company, through the issuance of the number of shares of common stock determined by dividing the liquidation preference of the preferred shares by the then average market price over the ten consecutive trading days prior to the date of conversion. On June 23, 2007, the remaining redeemable preferred shares of 166 were converted into 326,471 shares of common stock. As part of this private placement the Company was required to file a registration statement covering the shares of common stock issuable, including the conversion shares and warrant shares. If the effectiveness of the registration statement lapses, the Company ceases to be listed on certain specified exchanges and trading in the Company's stock is suspended or a change in control occurs with respect to the Company, the Company would have been required to settle redemption of the preferred stock with cash instead of its common shares. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.0% per month of the liquidated value for the unredeemed preferred shares if the registration of the shares lapse and until the registration again becomes effective. The Company has not recorded any liability in connection with these liquidated damage provisions.

        Also, as part of the June 2004 private placement the Company issued five-year warrants to purchase up to 803,190 shares of the Company's common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of the Company's common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. The exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company's common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale. Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted. Through September 30, 2007, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised. All of the additional investment rights had been exercised as of June 30, 2006. Based on anti-dilution provisions contained within this private placement the $2.69 warrants were modified to an exercise price of $1.73 as of September 30, 2007 and the number of outstanding warrants were increased by 376,354 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances. Based on anti-dilution provisions contained within this private placement the $3.14 warrants were also modified to an exercise price of $1.94 as of September 30, 2007 and the number of outstanding warrants were increased by 457,527 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.

        Of the 7,550 preferred shares issued under this private placement, all shares have been redeemed as of September 30, 2007.

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

        The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The conversion option balance was reclassified at fair value to equity with the final conversion of preferred stock into the Company's common stock on June 23, 2007. The remaining warrants are valued using the Black-Scholes valuation model. Actual common stock price on September 30, 2007($0.39), applicable volatility rate (99%), and the period close risk-free interest rates (4.06%) for the instrument's contractual remaining life (1.75 years) (continuously compounded), are the key assumptions used in the valuation calculation. The result was a $131 and $880 non cash gain, for the three and nine months ended September 30, 2007, respectively, and a non cash gain and charge, respectively, of $279 and $59, respectively, for the three and nine months ended September 30, 2006. These results were included in the condensed consolidated statements of operations with changes in fair value of derivative warrants and conversion options.

        At September 30, 2007, after the fair value adjustments, the balances of the conversion option derivative liability and the warrants derivative liability were $0 and $127, respectively. At December 31, 2006, after the fair value adjustments, the balances of the conversion features derivative liability and the warrants derivative liability were $11 and $997, respectively.

7.    Accounting for Secured Convertible Debentures and Related Warrants.

        On August 11, 2006, the Company completed a private placement with an institutional investor of convertible debentures in the aggregate principal amount of $11,000. These convertible debentures have a maturity of three years, an interest rate of 6% per annum, and are convertible at the option of the investor into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted average closing price ("VWAP") of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions). Interest is payable at maturity, and the Company may elect to pay the interest amount in cash or shares of the Company's common stock. The Company has the intention to, and believes that it will have the financial ability to, make all required payments on the convertible debentures when due. As of September 30, 2007, there was $559 of accrued interest. From August 2006 through September 30, 2007, the investor converted $4,053 of the convertible debt into 6,031,439 shares of the Company's common stock. In October 2007, the investor converted an additional $418 of convertible debt into 2,149,113 shares of the Company's common stock.

        The Company received $6,000 ($5,615 net of transaction costs) upon the closing of the transaction on August 11, 2006 (the "First Tranche") and the remaining $5,000 ($4,700 net of transaction costs) was received on October 13, 2006 (the "Second Tranche") after receiving stockholder approval on October 11, 2006 and obtaining an effective registration of the shares of common stock issued and issuable upon conversion of the convertible debentures in the First Tranche. On May 18, 2007, the Company and the investor amended the terms of the secured convertible debentures to (1) remove the investor's ability, upon conversion of the debentures, to demand cash in lieu of shares of common stock, and (2) clarify that the Company may issue restrictive shares if there is no effective registration statement at the time of conversion. The terms of the convertible debentures were amended to permit the Company to reclassify the derivative conversion option liability in the convertible debentures from debt to equity.

        The Company has the right to redeem all or any portion of the principal amount of the convertible debentures in cash at any time upon not less than four business days notice if the closing price of its stock is less than $1.75 per share. Such early redemption will, however, require the Company to pay a 10% prepayment premium. In addition, without any prepayment premium, the Company has the right to force the holder to convert a maximum of $500 of the principal amount of the convertible debentures in any thirty day period if, in addition to certain other conditions, for five consecutive trading days, the VWAP of the Company's common stock is above $1.925 per share but less then $3.50 per share and the daily trading volume exceeds 200,000 shares. Additionally, without any prepayment penalty, the Company has the right to force the holder to convert all or any portion of the outstanding principal and interest if, in addition to certain other conditions, the VWAP of the Company's common stock is greater than $3.50 per share for 30 consecutive trading days and the daily trading volume exceeds 250,000 shares for five days prior.

        There are some restrictions on the holder's right to convert the convertible debentures. The holder could not/cannot make any conversions below $1.75 per share (i) until the earlier of the date registered common stock can be issued pursuant to such conversion or January 1, 2007, (ii) which would exceed $500 in principal amount in any calendar month, or (iii) which would result in the issuance of more than 840,000 shares of our common stock per calendar month (provided that this maximum share limit will be waived by the Company unless it elects to pay the holder in cash the difference in value between 840,000 shares and the number of shares the holder wishes to convert, up to the $500 per month conversion limit). On May 31, 2007, the Company waived this maximum share limit for a certain conversion of $500, and permitted the issuance of an additional 286,634 shares of common stock, in lieu of making a cash payment. If the Company is in default under the convertible debentures, these limitations are waived. The holder is also not restricted in making conversions at $1.75. In no case, however may the holder convert the convertible debentures if it would result in beneficial ownership of more than 9.99% of the Company's outstanding common stock (though this provision can be waived by the holder upon 65 days prior notice). If the Company, at any time while the convertible debentures are outstanding, shall (a) pay a stock dividend or otherwise make a distribution or distributions on shares of its common stock or any other equity or equity equivalent securities payable in shares of common stock, (b) subdivide outstanding shares of common stock into a larger number of shares, (c) combine (including by way of reverse stock split) outstanding shares of common stock into a smaller number of shares, or (d) issue by reclassification of shares of the common stock any shares of capital stock of the Company, then the convertible debenture holder is entitled to have the conversion price adjusted to correspond to common stock holders' rights to any such stock dividend, stock split, stock combination or reclassification of shares. The $1.75 conversion price is also subject to a weighted average dilution adjustment if the Company issues shares (apart from certain excluded issuances) of its capital stock at an effective price per share less than the conversion price, as defined above.. The Company received a one-time waiver from its institutional investor of the dilution adjustment related to the issuance of common stock and warrants to Antonio Tomasello, a private investor (Note 2). The Company also granted the convertible debentures holders a security interest in all of its assets. Moreover, the Company is required to register the shares of common stock issuable to the investor for resale to the public pursuant to a registration rights agreement, containing customary terms, conditions and indemnities. The private placement includes numerous provisions intended to protect the institutional investor, including a cash payment penalty in which the Company shall pay liquidated damages to the selling security holder in the event that (i) a registration statement is not timely filed, (ii) a registration statement is not timely declared effective by the SEC or (iii) sales cannot be made pursuant to the registration statement. Such liquidated damages shall be equal to 1% of the liquidated value of the outstanding convertible debentures for each thirty day period in which the Company fails to satisfy clauses (i), (ii) or (iii) above. In no event, however, shall liquidated damages exceed 12% of the aggregate purchase price of $11,000, which is $1,320. Pursuant to the Amendment and Waiver, dated November 22, 2006, as amended, between the Company and the selling security holder, the parties eliminated liquidated damages for the Company's failure to satisfy clauses (i) and (ii) above in connection with the Second Tranche. The Company has recorded no liability in connection with these liquidated damage provisions.

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

        Upon any liquidation, dissolution or winding up of the Company, the holder of the convertible debentures will be entitled to receive the principal amount of the convertible debentures, together with accrued and unpaid interest, prior to any payment to the holders of the Company's common and preferred stock.

        The terms of the warrant agreements provide for the adjustment of the exercise price and the number of shares of common stock to be issued upon the Company's issuance of certain securities deemed to be dilutive under the agreement. Under certain conditions, the holder may exercise these warrants on a cashless basis.

        The market price of the Company's common stock cannot be predicted. Furthermore, subject to the share limitation, as discussed above, the actual number of shares of the Company's common stock that will be required if a conversion of the convertible debentures is made through the issuance of common stock also cannot be predicted. Should the Company's requirements to issue shares under these convertible debenture agreements exceed the share limitation, or if it is not listed or quoted for trading on at least the NASDAQ OTC Bulletin Board, the Company may be required to settle the conversion of the convertible debentures with cash instead of its common stock.

        The Company initially accounted for conversion options embedded in convertible notes in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. EITF

00-19 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company's control that they should be classified as a liability measured at fair value on the balance sheet. On May 18, 2007, in connection with the modification of the terms of the conversion feature, eliminating the cash settlement option, the Company reclassified the remaining $4,335 derivative liability to equity in accordance with the provisions of EITF 06-7.

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

        The Company accounts for the conversion options using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The conversion option was valued at May 18, 2007, the effective date of the amendment to the convertible debenture to remove the cash settlement option, valued using the Black-Scholes valuation model, applying the actual common stock price on May 18, 2007 ($0.53), applicable volatility rate (97%), and the period close risk-free interest rates (4.82%) for the instrument's remaining contractual lives of 2.24 for the First Tranche and 2.41 years for the Second Tranche.

        At the initial recording of the First Tranche issued on August 11, 2006, the sum of the fair values of the conversion feature and the warrants, $5,714 in the aggregate, exceeded the net proceeds of $5,615. The difference of $99 was charged to the provision for fair value adjustment, upon issuance during the third quarter of 2006. Accordingly, the Company recorded a discount equal to the face value of the convertible debenture, which will be amortized using the effective interest rate method over the three year term. The common stock issued as fees in the transaction was recorded at a net value of $0, as there was no residual value remaining.

        As of October 13, 2006, in connection with the Second Tranche, the conversion feature of the convertible debenture was recorded as a derivative liability of $3,449 and the warrants were recorded as additional paid in capital of $230.

        For the Second Tranche issued on October 13, 2006, the Company recorded a discount of $3,979, which is being amortized using the effective interest method over the three year term.

        During the three and nine months ended September 30, 2007, $703 and $2,703, respectively, in face value of the convertible debentures were converted, resulting in the issuance of 1,961,954 and 4,885,160, respectively, shares of common stock. As a result of the conversions, $702 and $2,701 of the discount on the convertible debenture has been charged to discount amortization and approximately $0 and $1,048 of the conversion option on the convertible debt was reclassified upon conversion to additional paid in capital during the three and nine months ended September 30, 2007, respectively.

        For the three and nine months ended September 30, 2007, the Company recorded total discount amortization of $917 and $3,385, respectively, and fair value adjustments of the conversion feature derivative liability and the warrants derivative liability resulted in gains of $0 and $1,661, respectively.

        As of September 30, 2007, the balances of the convertible debentures and the offsetting related discount were $6,947 and $5,240, respectively.

Liquidated Damages.

        The Company accounts for potential registration rights liquidated damage obligations in accordance with FSP EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"). The Company adopted this pronouncement during the quarter ended March 31, 2007. The adoption of FSP EITF 00-19-2 did not have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

8.    Warranty Reserve.

        The Company provides a warranty covering defects arising from the sales of its video phone product. This warranty is limited to a specific time period. As of September 30, 2007, the Company has a reserve of $88 that is based on a percentage of product sales. As of September 30, 2007, the Company has not incurred any material warranty costs related to its product. Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. While the Company believes its estimate at September 30, 2007 is reasonable and adequate, it is subject to change based on the Company's future sales and experience, which may require an increase or decrease in the Company's reserve. During the three and nine months ended September 30, 2007, the Company increased its warranty reserve of $85 at December 31, 2006 by $16 and $3, respectively.

9.    Commitments and Contingencies.

Leases

        The Company's current five year lease was signed on September 1, 2005 and covers 42,500 square feet at an annual rate of $11.40 per square foot with a 3% increase annually, cancelable by either party with eight months notice, with a termination by tenant also including a six month termination fee. Total rent expense for each of the three months ended September 30, 2007 and 2006 amounted to approximately $164 and $160, respectively. For the nine months ended September 30, 2007 and 2006, rent expense amounted to approximately $486 and $478, respectively.

        In November 2003, the Company entered into a 60 month lease for office equipment. As of September 30, 2007, there remains a total of $6 to be paid over the remaining period of this lease. In October 2005, the Company entered into a 36 month lease for office equipment. As of September 30, 2007 there remains a total of $8 to be paid over the remaining period of this lease.

        The future minimum commitments under non-cancelable leases for the balance of each of the fiscal years ending December 31 are as follows:

(Dollars in Thousands)
2007 (October 1, 2007 through December 31, 2007)	$134
2008	530
2009	535
2010	363

Total	$1,562

10.    Related Party Transactions

        The Company has a current multi-year agreement with Mototech, an investor, to provide the Company with engineering and development support. As a result of this agreement, the Company has expensed approximately $8 and $75, respectively for the three months ended September 30, 2007 and 2006, and $194 and $275, respectively, for the nine months ended September 30, 2007 and 2006. Accounts payable to this investor amounted to $270 and $1,377 at September 30, 2007 and December 31, 2006, respectively. This agreement provides for contracted services, including hardware and software development, and the creation and development of tools to facilitate the Company's engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company. Net revenues from operations recognized from Mototech were approximately $0 and $10 for the three months ended September 30, 2007 and 2006, respectively, and $5 and $405, respectively, for the nine months ended September 30, 2007 and 2006. This investor accounted for approximately 0% and 1% of the revenues for the three months ended September 30, 2007 and 2006, respectively, and 0% and 24%, respectively, of the revenues for the nine months ended September 30, 2007 and 2006. Accounts receivable from this investor were $6 and $1, respectively, as of September 30, 2007 and December 31, 2006.

11.    Net Loss per Share (Basic and Diluted).

        Basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive. Potential common shares comprise shares of common stock issuable upon the exercise of stock options and warrants. The number of potential common shares which would have been assumed to be converted in each of the three and nine months ended September 30, 2007 and have a dilutive effect if the Company had income from continuing operations, and if the options' exercise price was less than the average market price of the common shares, is 35,684,849, and for each of the three and nine months ended September 30, 2006, the number of shares is 15,187,535.

12.    Stock Options and Warrants.

        In October 2004, the Company's stockholders approved the 2003 Equity Incentive Plan ("2003 Plan"). This plan replaced the 1996 Plan for new grants. No additional shares were reserved for the new plan but rather all available shares under the 1996 Plan were made available for the new plan. As with the 1996 Plan, the 2003 Plan includes the same automatic annual increase in the number of shares reserved for use with the plan equal to the greater of 4% of the then outstanding shares of the Company's common stock or 1,000,000 shares. In addition to ISOs and NQSOs, the 2003 Plan also provides for performance based awards and restricted stock. At September 30, 2007, there were 11,085,730 shares reserved under these plans, and 4,930,726 options outstanding. During the three and nine months ended September 30, 2007, there were 0 and 184,500, respectively, options granted to employees, directors, and certain professional consultants (See Note 5). During the three and nine months ended September 30, 2007, there were no options exercised. In October 2007, the Company issued 2,548,000 stock options to employees of the Company.

        At September 30, 2007 there were warrants outstanding and exercisable into 10,388,404 shares of the Company's common stock.

13.    Stockholders' Equity.

        The following summarizes the transactions in stockholder's equity from January 1, 2007 through September 30, 2007:

Balance as of January 1, 2007	$2,002
Issuance of common stock upon related party investment	1,000
Issuance of common stock upon exercise of options	22
Issuance of common stock upon conversion of preferred stock	167
Issuance of common stock upon conversion of convertible debentures	2,703
Reclassification of conversion option liability	5,384
Non-cash stock based compensation	877
Issuance of common stock to settle accrued preferred stock dividends	6
Net accretion on preferred stock and dividends	(30)
Net loss for the nine months ended September 30, 2007	(11,811)

Balance as of September 30, 2007	$320

14.    Revenue Recognition.

        Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectibility is reasonably assured, and the delivery and acceptance of the equipment has occurred or services have been rendered. Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Due to the Company's limited commercial sales history, its ability to evaluate the collectibility of customer accounts requires significant judgment. The Company evaluates its equipment customer's and service customers' accounts for collectibility at the date of sale and on an ongoing basis.

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

        Revenues are also offset by a reserve for any price refunds and consumer rebates consistent with the EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer."

        As an incentive to promote delivery of the units, a special product launch discount was provided by the Company to a distributor as a quantity restricted reduction to the unit contract based price in effect. In addition, the Company offered a forward pricing program to its former distributor and a rebate program to consumers, as further incentives for the 2005 holiday season. These incentive programs began in the fourth quarter of 2005 and terminated during the first quarter of 2006. Consistent with the EITF Issue 01-9, the Company has offset its revenues through a reserve for the total estimated liability for the forward pricing program, and an estimated liability associated with the rebate program.    The forward pricing program was terminated with the termination on February 17, 2006 of the distribution agreement with General Instruments, and this liability was reversed and recorded as a $212 increase to the gain realized from termination of this agreement. On March 13, 2006, the Company announced that it was going to offer a new consumer rebate program effective April 1, 2006 and terminating June 30, 2006. At September 30, 2007, there was no estimated liability associated with this rebate program. Also, on March 13, 2006 the Company announced a price protection program for certain retailers holding Ojo video phone inventory as of April 1, 2006. At September 30, 2007, there was no estimated liability associated with this price protection program. These rebate and price protection programs were recorded as an offset against revenues for $0 and $35, respectively, during the three and nine months ended September 30, 2006. During the three and nine months ended September 30, 2007, the Company did not record any further offsets against revenues for rebates and price protection since the program was terminated. However, in connection with the termination of these programs in 2006, the remaining reserve for rebates and price protection of $46 was reversed to revenues in June 2007.

        From June 2006 through September 30, 2007, the Company shipped several thousand units, with a sales value of $972, to customers with a right of return. During the three and nine months ended

September 30, 2007, the Company shipped 102 and 611 units, respectively, with a sales value of $23 and $133, respectively, to customers with a right of return. The Company arranged in June and September 2007 to have 3,492 of the $972 non revenue units, with a value of $730, returned to its inventory, which had no impact on the Company's result of operations as these units were fully reserved for at the point of sale. These customers may exercise their right of return only if they do not sell the units to their respective customers. Revenue for these units was deferred as of September 30, 2007 in accordance with SFAS 48 "Revenue Recognition when a Right of Return Exists." The Company does expect, however, to begin recording the sale of these units as revenue when they are sold by its customers.

        As part of ending its agreement in 2006 with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources. As a result the Company recorded a reserve for returns and reduced revenue in the amount of approximately $2,310, during the fourth quarter of 2005. In addition, the Company has recorded no revenue for units shipped to General Instrument in 2006 and recorded a gain on termination of this agreement of approximately $1,843 during the twelve months ended December 31, 2006 (of which $1,792 was recorded in the first quarter of 2006) as a result of the lower purchase price of the inventory repurchased from General Instrument ($1,393, net of the cost of rework for rebranding the product and the adjustment of the inventory to its current replacement value) and reversal of the product refund program reserve ($212) as well as an adjustment of the warranty reserve for products repurchased ($233), both of which resulted from termination of the Company's agreement with General Instrument.

        In the third quarter of 2007, the Company began to ship its video phone product to its VRS customer (See Note 2). As part of its June 2007 agreement with this customer, the Company began to recognize product revenue at the time of shipment of its video phone, and also began to recognize service fee revenues as the time it receives this customer's confirmation of the service fee earned by the Company. At September 30, 2007, the Company also deferred $329 of product development expenditures that are anticipated will generate future engineering service fee revenues to be recognized by the Company under this agreement.

15.    Risks and uncertainties.

        The Company's primary line of business is the development of video phone products and technology. Although the Company has realized some revenues for the commercial sale of our product, the revenues to date have not been substantial. Given the early stage of the product and the lack of operating history in the video phone business, it is difficult to predict the Company's future results.

        As of September 30, 2007, two customers comprised 68% and 18% of total revenues for the three months ended September 30, 2007. For the nine months ended September 30, 2007, these same two customers accounted for 49% and 13% of total revenues. For the three and nine months ended September 30, 2006, one of these customers comprised 50% and 29% of total revenues. As of September 30, 2007 and 2006, one of these customers accounted for 84% and 0%, respectively, of accounts receivable.

        On April 28, 2004, the Company entered into a multi-year agreement with General Instrument for the worldwide development and distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate's exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument's exclusive supplier of its broadband video phone products. On February 17, 2006, the Company mutually agreed with General Instrument to end this agreement. The ending of this agreement immediately terminated this exclusivity for both parties, and accordingly enabled WorldGate to expand its focus in bringing Ojo to the marketplace. In addition to its current role for development and manufacture of Ojo, WorldGate became directly responsible for the advertising, marketing, and distribution of its products. With the ending of the agreement with General Instrument the Company depends upon distribution partners, including, for example, wholesalers, retailers and service providers, to provide the worldwide sales and distribution of the Ojo video phone. If the Company's partners are not successful, or if their activities do not lead to significant sales of its product, its operating results will be adversely affected, the Company's revenue could be significantly reduced and the Company could lose potential customers.

        The Company also depends on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key components and services critical for the product the Company is developing in its video phone business. The components and raw materials used in the Company's Ojo video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability. A formal relationship with Mototech has been established for the volume manufacture of Ojo. The Company's agreement with Mototech allows either party to terminate the agreement with 90 days prior notice. If Mototech or other providers of components and/or manufacturing services do not produce these components or provide their services on a timely basis, if the components or services do not meet the Company's specifications and quality control standards, or if the components or services are otherwise flawed, the Company may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage the Company's reputation and could adversely affect its operating results. As a result, the Company could lose potential customers and any revenues that it may have at that time may decline dramatically.

16.    Accounting for the Uncertainty in Income Taxes.

        The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109"("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

        The Company has identified its federal tax return and its state tax return in Pennsylvania as "major" tax jurisdictions, as defined. Based on the company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2003 through 2006, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the company did not record a cumulative effect adjustment related to the adoption of FIN 48.

        The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the three and nine months ended September 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

17.    Geographical Data.

        Financial Information Relating to Foreign and Domestic Operations and Export Sales from Continuing Operations (Dollars in Thousands) for the three and nine months ended September 30, 2007 and September 30, 2006:

	2007	2006
Three Months Ended September 30:
Net revenues by geographic area:
United States	$1,259	$635
Foreign(*)	273	327

Total	$1,532	$962

Net loss (all from United States operations)	$(2,682)	$(3,607)

Nine Months Ended September 30:
Net revenues by geographic area:
United States	$1,864	$924
Foreign(**)	283	734

Total	$2,147	$1,658

Net loss (all from United States operations)	$(11,811)	$(11,333)

	September 30, 2007	December 31, 2006
Identifiable assets within the United States	$4,457	$14,212
Identifiable foreign assets (hardware and tooling for manufacturing) in Taiwan, R.O.C.	$202	$354

    *
    Net revenues for the three months ended September 30, 2007 and 2006, include net revenues primarily derived from sales to customers located as follows:

	2007	2006
Turkey	$268	$0
Taiwan, R.O.C.	0	8
Israel	0	252
New Zealand	0	3
Russia	0	57
Canada	5	7

Total	$273	$327

    **
    Net revenues for the nine months ended September 30, 2007 and 2006, respectively, include net revenues primarily derived from sales to customers located as follows:

	2007	2006
Turkey	$268	$0
United Kingdom	0	10
Taiwan, R.O.C.	3	405
Italy	1	0
Israel	0	252
New Zealand	0	3
Russia	0	57
Canada	9	7
Thailand	1	0
South Africa	1	0

Total	$283	$734

18.    Registration rights—August 2005 private placement.

        In August 2005, the Company sold stock and warrants totaling $17,500 which were subject to a registration rights agreement. The Company accounts for the registration rights agreement in accordance with FSP EITF 00-19-2. This private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120 days from the effective date of the agreement that the shares in the transaction fail to be registered or if the registration statement ceases to be effective for more than twenty days. The registration statement covering the shares under this private placement was not declared effective until June 1, 2006. Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. For the years ended December 31, 2005 and 2006 the Company recorded and expensed related penalties of $535 and $1,114, respectively. The related unpaid penalty accrued as of September 30, 2007 was $157.

19.    Subsequent Event.

        On October 2, 2007 the Company was notified by The Nasdaq Stock Market that, effective October 4, 2007, due to its failure to comply with Marketplace Rules 4310(c)(3) and 4310(c)(4), it would be delisted from the NASDAQ Capital Market. An application was made October 3, 2007 to commence trading on the NASDAQ OTC Bulletin Board (OTCBB) and on October 9, 2007, the Company received approval for trading on the OTCBB and trading commenced on October 10, 2007.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts contained in this Item 2 are in thousands, except for per share amounts)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

        From time to time, we may make written or oral forward-looking statements, including those contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "estimate," "project," "believe," "intend," "expect," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors that could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on our behalf. The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) industry competition factors and other uncertainty that a market for our products will develop, (3) challenges associated with distribution channels, including both the retail distribution channel and HSD operators (e.g., uncertainty that they will offer our products, inability to predict the manner in which they will market and price our products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our products), (4) continued losses, (5) difficulty or inability to raise additional financing on terms acceptable to us, (6) departure of one or more key persons, (7) changes in regulatory requirements, and (8) other risks identified in our filings with the Securities and Exchange Commission. We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

Results of Operations:

General

        On April 28, 2004, we entered into a multi-year agreement with General Instrument Corporation d/b/a the Connected Home Solutions Business of Motorola, Inc. ("General Instrument") for the worldwide development and distribution of the Ojo personal video phone. This agreement provided for General Instrument to be the exclusive distributor of our broadband video phone products and for us to be the exclusive supplier of General Instrument's broadband video phone products. On February 17, 2006, we mutually agreed with General Instrument to end this agreement. The end of this agreement immediately terminated exclusivity for both parties. As a result, in addition to our preexisting role for development and manufacture of Ojo, we have direct responsibility and control for the advertising, marketing, and distribution of our products. Under our agreement with General Instrument, we had been active in marketing and promoting our products, and working with General Instrument to distribute Ojo. We continued the rollout of Ojo using many of the same distributors, retailers and service providers, and have subsequently expanded distribution to service providers and retailers around the world. Additionally, in the later part of the third quarter of 2007 product shipments were also commenced to Video Relay Services (VRS) customers. VRS is a form of Telecommunications Relay Service (TRS) that enables persons with hearing disabilities who use American Sign Language (ASL) to communicate with voice telephone users through video equipment, rather than through typed text. The Company's Ojo video phone provides this equipment link for the hard-of-hearing VRS user with a TRS operator (called a Communications Assistant, or CA) so that the VRS user and the CA can see and communicate with each other using ASL in signed conversation. VRS enables deaf and hard-of-hearing customers to improve their connection with people in their personal and business lives. This market is particularly attractive since the use of video as part of the communication link is critical, and accordingly, the video phone is a major contributing component. The friends and family of the deaf and hard of hearing customers are a natural expansion to the VRS market. Entrance to the VRS market has contributed significantly to the Company's efforts to increase awareness of and sales of its products. In the third quarter of 2007, the Company began to ship its video phone product to its VRS customer (See Note 2 to our condensed consolidated financial statements for the three and nine months ended September 30, 2007). As part of its June 2007 agreement with this customer, the Company began to recognize product revenue at the time of shipment of its video phone, and also began to recognize service fee revenues as the time it receives this customer's confirmation of the service fee earned by the Company. At September 30, 2007, the Company also deferred $329 of product development expenditures that are anticipated will generate future engineering service fee revenues to be recognized by the Company under this agreement.

        During the operation of our current video phone business to date, we have not been able to reach profitability and have generated significant losses. As a result, a report issued by our independent registered public accounting firm for the year ended December 31, 2006 includes an explanatory paragraph stating that we have suffered recurring losses from operations and had an accumulated deficit of $247 million as of December 31, 2006 that raises substantial doubt about our ability to continue as a going concern. Our net losses available to common stockholders for the fiscal years ended December 31, 2004, 2005 and 2006 were approximately $20,376, $10,773 and $17,714 respectively. Our video phone business has not produced significant revenues to date. The extent and timing of future revenues for our business depends on several factors, including the rate of market acceptance of our products and the degree of competition from similar products. We cannot predict to what extent our video phone product will produce revenues, or when, or if, we will reach profitability. Accordingly, no assurances can be given that either our history of losses or our auditors' substantial doubt about our ability to continue as a going concern will be remedied by the continued rollout of our new video phone product line or that our business will continue to operate as a going concern. No adjustments have been made to the financial results that might result from the outcome of these uncertainties.

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

        Our significant accounting policies are described in the notes to the consolidated financial statements included in our annual report on Form 10-K. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue recognition, accounts receivable, inventory, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, income taxes, stock based compensation value of redeemable preferred stock, convertible debentures and related warrants and conversion options. Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of the Board of Directors has reviewed our disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management's Discussion and Analysis section of the audited financial statements for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Three and Nine Months Ended September 30, 2007 and September 30, 2006.

  Revenues.

        Net revenues for the three and nine months ended September 30, 2007 were $1,532 and $2,147, respectively, primarily reflecting the product and service revenues from our direct distribution of the Ojo product. The product revenues represent deliveries of video phones. For the three months ended September 30, 2007 and September 30, 2006, product revenues were $1,162 and $897, respectively. For the nine months ended September 30, 2007 and September 30, 2006, product revenues were $1,553 and $1,487, respectively. The increase of $265, or 30%, in product revenues during the three months ended September 30, 2007, with respect to the comparable period in 2006, primarily reflects increased product shipments to VRS customers, partially offset by decreased shipments to service providers, retailers and retail customers. The increase of $66, or 4%, in product revenues during the nine months ended September 30, 2007, with respect to the comparable period in 2006, primarily reflects increased product shipments to VRS customers, partially offset by decreased product shipments to service providers, retailers and retail customers. Also, from June 2006 through September 30, 2007 we shipped several thousand units, with a sales value of $972, to customers with a right of return. Revenue for these units were deferred as of September 30, 2007 in accordance with FAS 48 "Revenue Recognition when a Right of Return Exists." We arranged in June and September 2007 to have $730 of the $972 non revenue units returned to our inventory as part of our efforts to fulfill our sales requirements for the VRS market. We do expect, however, to begin recording the remainder of these shipments as revenue as and when these units are sold by our customers. The service revenues represent service required for the video phone operations over the customer's internet connection. For the three months ended September 30, 2007 and September 30, 2006, service revenues were $195 and $65, respectively. For the nine months ended September 30, 2007 and September 30, 2006, service revenues were $419 and $171, respectively. The increase in monthly recurring service revenues of $130, or 200%, for the three months ended September 30, 2007, and $248, or 145%, for the nine months ended September 30, 2007, compared to the respective three and nine months ended September 30, 2006, reflects the monthly revenue from video phones purchased and then activated for the service required for the video phones operations over the customer's internet connection. Contributing to this increase were VRS service revenues in the three and nine months ended September 30, 2007 of $87 and $87, respectively. There were no VRS service revenues recorded during the first nine months of 2006. For the three and nine months ended September 30, 2007, other revenues of $175 were realized and consisted of product development expenditures incurred, primarily in 2006 and accepted in 2007, that were paid in advance by the customer. There were no other revenues generated in 2006.

        During the three and nine month periods ended September 30, 2007 and September 30, 2006, we provided forward pricing discounts to retailers and certain service operators in order to help promote distribution and consumer purchases. In the case of retail sales, we expect that recurring revenues from service fees will offset any loss on the sale of the product. This forward pricing, coupled with inventory adjustments for lower market valuations, offset by the increases in revenues, has resulted in net margins for the three and nine months ended September 30, 2007 of $341 and $124, respectively, and a net margin for the three months ended September 30, 2006 of $68 and a net margin loss for the nine months ended September 30, 2006 of $418.

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

  Costs and Expenses.

        Cost of Revenues.    Cost of revenues, consists of product and delivery costs relating to the deliveries of video phones. For the three months ended September 30, 2007 and September 30, 2006, the cost of revenues was $1,191 and $894, respectively. For the nine months ended September 30, 2007 and September 30, 2006, the cost of revenues was $2,023 and $2,076, respectively. Included in these costs for the three and nine months ended September 30, 2007 were inventory adjustments for the lower of cost or market valuations of $0 and $293, respectively. For the three and nine months ended September 30, 2006, these inventory adjustments were $0 and $466, respectively. These reductions from inventory adjustments in 2007, when compared to 2006, primarily accounted for the reduction in the cost for these revenues.

        Engineering and Development.    Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of our video phone product. Engineering and development costs were $926 for the three months ended September 30, 2007, compared with $1,507 for the three months ended September 30, 2006. This decrease of $581, or 39%, for the three months ended September 30, 2007, primarily reflects reduced product development expenditures of $193, reductions in staff of $70, and deferred expenditures of $329 related to future reimbursement of non-recurring product engineering development costs incurred for our VRS customer. Engineering and development costs were $4,388 for the nine months ended September 30, 2007, compared with $4,501 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, when compared to the same period in 2006, engineering and development costs decreased by $113, or 3%, primarily the result of the deferred expenditures noted above of $329, partially offset by $283 of increased product development costs incurred for the further and continuing general development of its video phone product.

        Sales and Marketing.    Sales and marketing expenses consist primarily of compensation (which includes compensation to manufacturer's representatives and distributors), attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs (which include expenditures for co-op advertising and new market development) related to the continued introduction of our video phone product. Sales and marketing costs were $310 for the three months ended September 30, 2007, compared with $619 for the three months ended September 30, 2006. This decrease of $309, or 50%, for the three months ended September 30, 2007, is the result of reduced marketing and promotional expenditures of $233. Sales and marketing costs were $2,299 for the nine months ended September 30, 2007, compared with $1,820 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, sales and marketing costs increased by $479, or 26%, primarily reflecting the increase of $300 in trade show promotional expenditures and a $300 non-cash stock based consulting fee associated with the marketing of our video phone product, issued in the form of 375,737 shares of common stock and 100,000 common stock options.

        General and Administrative.    General and administrative expenses consist primarily of expenditures for administration, office and facility operations, as well as finance and general management activities, including legal, accounting and professional fees. General and administrative expenses were $1,248 for the three months ended September 30, 2007, compared with $1,205 for the three months ended September 30, 2006. These expenses were $4,204 for the nine months ended September 30, 2007, compared with $5,573 for the nine months ended September 30, 2006. This decrease of $1,369, or 25%, for the nine months ended September 30, 2007, is primarily attributable to reduced expenditures during the nine months ended September 30, 2007, primarily the result of a $1,387 penalty recorded during the nine months ended September 30, 2006 that was associated with a previous financing. There were no penalties recorded during the first nine months of 2007.

        Interest and Other Income and Interest Expense.    Interest and other income consisted of interest earned on cash and cash equivalents. Net interest expense of $110 and $366, respectively, for the three and nine months ended September 30, 2007, primarily consists of accrued interest on the convertible debentures issued on August 11, 2006 and October 13, 2006 (see Note 7 to our condensed consolidated financial statements for the three and nine months ended September 30, 2007). Interest and other income decreased from $90 for the three months ended September 30, 2006 to $21 for the three months ended September 30, 2007, and from $323 for the nine months ended September 30, 2006 to $164 for the nine months ended September 30, 2007, primarily due to reduced interest earned on lower cash balances. During the three months ended September 30, 2007 and 2006, we earned interest on our average cash balances which approximated $1,814 and $7,559, respectively, and for the nine months ended September 30, 2007 and 2006, the interest earned on our average cash balances approximated $4,460 and $10,131, respectively. In July 2007, we received and reported a gain of $500 from the assignment of one of our trademarks.

        Income Taxes.    We have incurred net operating losses since inception and accordingly had no current income tax provision and have not recorded any income tax benefit for those losses, since realization of such benefit is currently uncertain.

        Non Cash Change in Fair Value of Derivative Warrants and Conversion Options.    For the three months ended September 30, 2007 and September 30, 2006, the non cash change in fair value of derivative warrants and conversion of options was a gain of $131and $17, respectively. For the nine months ended September 30, 2007 and September 30, 2006, the non cash change in fair value of derivative warrants and conversion of options was a gain of $2,541 and a loss of $322, respectively. These fair value adjustments are primarily a result of changes in our common stock price at each reporting period related to our June 2004 private placement of our Series A Convertible Preferred Stock and Warrants and our August 11, 2006 and October 13, 2006 private placements of secured Convertible Debentures and Warrants.

        Amortization of Debt Discount.    For the three and nine months ended September 30, 2007 the amortization of the debt discount was $917 and $3,385, respectively, relating to the August 11, 2006 and October 13, 2006 private placements of secured Convertible Debentures. During the three and nine months ended September 30, 2007, the amortization of debt discount reflected $702 and $2,703 of accelerated amortization upon conversion of the debentures and $215 and $684 of normal discount amortization, respectively. This discount, at the time of completion of this private placement on August 11, 2006, was initially recorded for $4,446, and the discount for the October 13, 2006 convertible debenture issuance was initially recorded as $3,979. These discounts will be amortized using the effective interest rate method over the three year term of the convertible debentures (see Note 7 to our condensed consolidated financial statements for the three and nine months ended September 30, 2007).

Liquidity and Capital Resources.

        As of September 30, 2007, our primary source of liquidity consisted of proceeds from the sale of stock and from the sale of Ojo video phones that are held as cash and cash equivalents that are highly liquid, are of high quality investment grade and have original maturities of less than three months.

        As of September 30, 2007, we had cash and cash equivalents of $1,584 as compared to cash and equivalents of $10,067 as of December 31, 2006. Net cash used in operating activities was $1,998 and $4,629, respectively, for the three months ended September 30, 2007 and 2006. Net cash used in operating activities was $9,375 and $13,437, respectively, for the nine months ended September 30, 2007 and 2006. This decrease in net cash used in operating activities was primarily attributable to our decrease in operating expenses during the three and nine months ended September 30, 2007 compared to the same periods in 2006, related primarily to a reduction of expenditures for legal and financial services of $895 and $1,264, respectively, a reduction in inventory of $933 and $1,071, respectively, a reduction of accounts payable of $632 and $691, respectively, and a $480 expenditure during the first quarter of 2006 for repurchased products previously sold to General Instrument totaling $1,064, which included the offset of $584 of our accounts receivables. Bad debt expense was recorded for the three and nine months ended September 30, 2007 of $0 and $6, respectively. No bad debt expense was recorded for the three and nine months ended September 30, 2006.

        As of September 30, 2007, two customers, Snap!VRS and BAB K I Insaata, comprised 68% and 18%, respectively, of total revenues for the three months ended September 30, 2007. For the nine months ended September 30, 2007, these same two customers accounted for 49% and 13%, respectively, of total revenues. For the three and nine months ended September 30, 2006, Snap!VRS comprised 50% and 29% of total revenues. As of September 30, 2007 and 2006, Snap!VRS accounted for 84% and 0%, respectively, of accounts receivable.

        Cash used for investing activities was primarily a result of investments in equipment for product development and manufacture as well as general administrative and project management purposes. For the three and nine month periods ending September 30, 2007, such investments were $76 and $130, respectively. For the three and nine month periods ending September 30 2006, such investments were $77 and $327, respectively.

        Cash provided by financing activities during the three and nine months ended September 30, 2007 was primarily the result of a $1,000 investment by a related party. Total cash provided by financing activities in three and nine months ended June 30, 2007 was $1,007 and $1,022, respectively, compared to $5,622 and $5,634, respectively, during the same periods in 2006.

Operations and Liquidity.

        To date, we have funded operations primarily through multiple private sales of equity securities, through the issuance of convertible debentures and through an initial public offering of common stock in April 1999. The financing secured on August 11, 2006 (see Note 7 to our condensed consolidated financial statements for the three and nine months ended September 30, 2007) has added long term debt to the balance sheet and we have pledged substantially all of our assets as collateral. We continue to evaluate the possibilities to obtain further additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources. In July 2007, we engaged an investment banker to assist us with this process. We have also granted a limited duration option to one of our product distributors to participate in a private placement, potentially providing additional funds to the Company. This option was terminable by the Company, in its sole discretion, at any time after August 31, 2007, and on September 17, 2007, the Company exercised this right and terminated the option. In addition the Company has significantly cut its operating expenses, including a waiver of salary by the senior executives of the Company. Although no assurances can be made, the Company remains hopeful that sufficient working capital will be obtained. If the Company is unable to obtain sufficient funds the Company may need to further reduce the size of its organization or suspend operations which could have a material adverse impact on its business prospects.

        On June 29, 2007, the Company announced that it had received notice from the staff of the NASDAQ Stock Market that they had denied the Company's request for continued listing on the NASDAQ Capital Market. The Company originally received a notice from NASDAQ on April 11, 2007, stating that the Company was not in compliance with Marketplace Rule 4310(c)(3), which requires that it have a minimum of $2,500 in stockholders' equity or $35,000 of market value of listed securities or $500 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On April 17, 2007, the Staff had also notified the Company that for the last 30 consecutive business days, the bid price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion under

Marketplace Rule 4310(c)(4). The Company subsequently provided a plan to NASDAQ to achieve and sustain compliance with all of the NASDAQ Capital Market listing requirements, including a time frame for completing the plan. While the Company was successful in reclassifying some of its debt to equity as included in our submitted plan, NASDAQ determined that this alone was not sufficient to enable us to achieve and sustain compliance with Rule 4310(c)(3). On July 5, 2007, the Company announced that the delisting action by the NASDAQ Stock Market had been stayed pending an appeal hearing before the NASDAQ Listing Qualifications Panel, which took place on August 9, 2007. As a result of the hearing the panel provided the Company with additional time to regain compliance with the Marketplace Rules. In an effort to comply with Rule 4310(c)(4), on July 20, 2007, the Company's Board of Directors approved a resolution to amend the Certificate of Incorporation to effect a 1-for-10 reverse stock split. This resolution is subject to stockholder approval and could be implemented at the discretion of the Company. In an effort to comply with Rule 4310(c)(3) the Company announced that it had engaged an investment banker to assist in the raising of additional capital and that it had entered into an agreement with one of its product distributors granting to the distributor a limited duration option to participate in a private placement, potentially providing additional funds to the Company. On October 2, the Company, having been unable to demonstrate a definitive plan and timing for the required funding, was notified by The Nasdaq Stock Market that, effective October 4, 2007, due to its failure to comply with Marketplace Rules 4310(c)(3) and 4310(c)(4), it would be delisted from the NASDAQ Capital Market. An application was made October 3, 2007 to commence trading on the NASDAQ OTC Bulletin Board (OTCBB) and on October 9, 2007 the Company received approval for trading on the OTCBB, and such trading commenced on October 10, 2007.

        The Company continues to explore multiple options for obtaining sufficient working capital to fund its operations until such time as its revenues are sufficient to provide such working capital, and is continuing to work with potential investors to obtain a suitable financing package that provides such capital on reasonable terms. In order to stretch its current working capital to provide more time for this to happen the Company has significantly cut its operating expenses, including temporary waiver of all or part of the salary by the senior executives of the Company. No assurances can, however, be made that these efforts will be successful.

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

        The ending of the General Instrument agreement on February 17, 2006 placed additional cash burdens on us and impacted our cash requirements and usage. As part of ending its agreement with General Instrument, and in anticipation of our inventory requirements as a result of taking full responsibility for product distribution, we negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost us to purchase the same inventory from its manufacturing sources. For more details, refer to Note 2 to our condensed consolidated financial statements for the three and nine months ended September 30, 2007.

        Management expects, based on our internal forecasts and assumptions including among others, assumptions regarding our short term cash requirements and our projected revenue resulting from sales, that we have sufficient cash on hand to meet our obligations into the first quarter of 2008. As shown in the accompanying condensed consolidated financial statements, we have incurred recurring net losses and have an accumulated deficit of $258,648 as of September 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets or the classification of liabilities that might be necessary should we be unable to continue as a going concern. Additionally, as needed, the Company plans to generate cash by turning to the capital markets for further funding.

        Our ability to generate cash is dependent upon the sale of our Ojo product and on obtaining cash through capital markets. We began generating revenue from commercial shipment of our Ojo product in April 2005 and we expect revenues to increase as the product continues to roll out to the marketplace. Depending on the ramp up of sales and the achievable margins, the increased level of sales activity should have a positive impact on our cash flows from operations, which will support our ability to meet our cash requirements in the long term. Given that our video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. During the three and nine months ended September 30, 2007, we provided forward pricing discounts to retailers and certain service operator sales in order to help promote distribution and consumer purchases. In the case of retail sales, we expect that recurring revenues from service fees will offset any loss on the sale of the product. The increase in revenues during the three and nine months ended September 30, 2007, partially offset by this forward pricing, coupled with inventory adjustments for obsolescence and lower of cost or market valuations, has resulted in gross profit for the three and nine months ended September 30, 2007 of $341 and $124, respectively.

        We, however, remain hopeful that sufficient sales will materialize and/or that sufficient funding can be developed through ongoing operations or further additional financings to continue our operations beyond 2007.

        Our long term cash requirement obligations are primarily comprised of the items noted above and the financing secured on August 11, 2006 and October 13, 2006 (see Note 7 to our condensed consolidated financial statements for the three and nine months ended September 30, 2007).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(Dollar amounts contained in this Item 3 are in thousands, except for per share amounts)

        Interest Rate Risk.    Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure with respect to any one issue, issuer and type of investment.

        As of September 30, 2007, the Company's cash and cash equivalents were $1,584, which were comprised of securities having a maturity of less than three months. Due to the average maturity and conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended September 30, 2007 would have decreased by approximately $43. This estimate assumes that the decrease occurred on the first day of 2007 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

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

        As previously reported in our Form 10-K for the year ended December 31, 2006, we identified material weaknesses with respect to the Company's application of GAAP with regard to the recording of inventory at the lower of cost or market value. To address the material weakness related to the application of GAAP with regard to the recording of inventory at the lower of cost or market value the Company implemented a detailed closing procedure which analyzes the inventory regarding its carrying cost at closing compared to its actual unit selling prices realized during the current period reported, and subsequent to the reported closing date, to ensure that period ending inventory is properly reported, documented and is consistent with GAAP.

        We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. As a result of the actions taken with respect to the Company's application of GAAP with regard to the recording of inventory at the lower of cost or market value, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, we no longer have a material weakness (as defined under standards established by the Public Company Accounting Oversight Board) that exists with respect to the Company's application of GAAP with regard to the recording of inventory at the lower of cost or market value and our disclosure controls and procedures are designed and were effective in ensuring that the information required to be disclosed by our Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

        Other than the above noted change in control procedure during the first nine months of 2007, there has been no other changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is also implementing a financial system that it believes will improve the internal control over financial reporting and will eliminate any identified deficiencies.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        None.

ITEM 1A.    RISK FACTORS
(Dollar amounts contained in this Item 1A are in thousands, except for per share amounts)

        On June 29, 2007, the Company announced that it had received a notice from the staff of the NASDAQ Stock Market that they had denied the Company's request for continued listing on the NASDAQ Capital Market. The Company originally received a notice from NASDAQ on April 11, 2007, stating that the Company was not in compliance with Marketplace Rule 4310(c)(3), which requires that it have a minimum of $2,500 in stockholders' equity or $35,000 of market value of listed securities or $500 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On April 17, 2007, the Staff had also notified the Company that for the last 30 consecutive business days, the bid price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). The Company subsequently provided a plan to NASDAQ to achieve and sustain compliance with all of the NASDAQ Capital Market listing requirements, including a time frame for completing the plan. While the Company was successful in reclassifying some of its debt to equity as included in our submitted plan, NASDAQ determined that this alone was not sufficient to enable us to achieve and sustain compliance with Rule 4310(c)(3). On July 5, 2007, the Company announced that the delisting action by the NASDAQ Stock Market had been stayed pending an appeal hearing before the NASDAQ Listing Qualifications Panel, which took place on August 9, 2007. As a result of the hearing the panel provided the Company with additional time to regain compliance with the Marketplace Rules. In an effort to comply with Rule 4310(c)(4), on July 20, 2007, the Company's Board of Directors approved a resolution to amend the Certificate of Incorporation to effect a 1-for-10 reverse stock split. This resolution is subject to stockholder approval and could be implemented at the discretion of the Company. In an effort to comply with Rule 4310(c)(3) the Company announced that it had engaged an investment banker to assist in the raising of additional capital and that it had entered into an agreement with one of its product distributors granting to the distributor a limited duration option to participate in a private placement, potentially providing additional funds to the Company. On October 2, the Company, having been unable to demonstrate a definitive plan and timing for the required funding, was notified by The Nasdaq Stock Market that, effective October 4, 2007, due to its failure to comply with Marketplace Rules 4310(c)(3) and 4310(c)(4), it would be delisted from the NASDAQ Capital Market. An application was made October 3, 2007 to commence trading on the NASDAQ OTC Bulletin Board (OTCBB) and on October 9, 2007 the Company received approval for trading on the OTCBB, and such trading commenced on October 10, 2007.

        The Company's delisting from the NASDAQ Capital Market and listing on the NASDAQ OTC Bulletin Board is likely to make it subject to the SEC penny stock rules, which could adversely affect the market liquidity of the Company's common stock and its ability to raise additional capital. No assurances can be given that additional financing transactions can be consummated. The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources, to obtain such financing. There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain sufficient funds the Company may further reduce the size of the organization or suspend operations which could have a material adverse impact on its business prospects.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        As disclosed in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, we entered into a purchase agreement with an institutional investor on August 11, 2006 pursuant to which we issued a convertible debenture in the principal amount of $6,000,000 to the investor. For the three and nine months ended September 30, 2007, the investor converted $703,272 and $2,703,272, respectively, of this convertible debt into1,961,954 and 4,885,159 shares, respectively, of the Company's common stock. In October 2007, the investor converted an additional $418,000 of convertible debt into 2,149,113 shares of the Company's common stock.

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

        As disclosed in our current report of Form 8-K, on September 24, 2007, the Company completed a private placement with Antonio Tomasello (the "Investor") of its common stock in the principal amount of $1,000,000. As part of the private placement, the Company issued to the Investor 2,564,102 shares of common stock and warrants to purchase a total of 2,564,102 shares of common stock, with an exercise price of $0.485 per share. Mr. Tomasello is currently the largest non-affiliated investor in WorldGate, and the father of one of the Company's directors, David Tomasello.

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

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation(2)
3.2	Amended and Restated Bylaws(1)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 18, 2004(2)
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 23, 2004(2)
4.1	Securities Purchase Agreement, dated as of August 11, 2006, by and among the Company and Cornell Capital Partners, LP(3)
4.2	Investor Registration Rights Agreement, dated August 11, 2006, by and among the Company and Cornell Capital Partners, LP(3)

4.3	Amended and Restated Secured Convertible Debenture issued by the Company to Cornell Capital Partners, LP pursuant to the Securities Purchase Agreement, dated May 18, 2007(4)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

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

WORLDGATE COMMUNICATIONS, INC.
Date: November 9, 2007	/s/ HAL M. KRISBERGH Hal M. Krisbergh Chairman and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2007	/s/ JOEL BOYARSKI Joel Boyarski Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

WORLDGATE COMMUNICATIONS, INC. QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS WORLDGATE COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)
WORLDGATE COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Share and per Share Amounts)
WORLDGATE COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in Thousands)
WORLDGATE COMMUNICATIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (In Thousands, Except Share and per Share Amounts)
WORLDGATE COMMUNICATIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (In Thousands, Except Share and per Share Amounts)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts contained in this Item 2 are in thousands, except for per share amounts)
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. (Dollar amounts contained in this Item 3 are in thousands, except for per share amounts)
  ITEM 4. CONTROLS AND PROCEDURES.
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 1A. RISK FACTORS (Dollar amounts contained in this Item 1A are in thousands, except for per share amounts)
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS.
SIGNATURES