Form 10-K
period 2007-12-31
WORLDGATE COMMUNICATIONS INC
filed 2008-04-17
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of  “accelerated filer, large accelerated filer and Smaller Reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $17million as of June 29, 2007, based on the closing sale price of $0.50 per share of common stock, as reported on the NASDAQ Capital Market.

The number of shares of the registrant’s common stock outstanding as of April 16, 2008 was 57,788,747.

DOCUMENTS INCORPORATED BY REFERENCE

None

WORLDGATE COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

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

PART I

Item 1. Business

WorldGate Communications, Inc. was incorporated in Delaware in 1996 to succeed to the business of our predecessor, WorldGate Communications, L.L.C., which commenced operations in March 1995.  In April 1999, we completed our initial public offering of 5,750,000 shares of our common stock. Our common stock is traded on the NASDAQ OTC Bulletin Board under the symbol “WGAT.OB.”  Our executive offices are located at 3190 Tremont Avenue,  Trevose, Pennsylvania 19053.

Overview

Since our formation in 1995 and until the first quarter of 2004, we were in the business of developing and selling interactive television, or ITV, technology, products and services for use in conjunction with cable TV broadband networks (the “ITV Business”). Using our solutions, cable TV operators branded, marketed, and offered a wide variety of ITV packages to consumers. These packages included walled gardens of information, communications solutions complete with Internet-based e-mail and chat, and Web surfing, all presented on the TV set and through the standard television distribution infrastructure.  During 2003 we elected to shift our business away from the ITV Business and toward a new video phone product and associated business.  The design of our first video phone product, branded as Ojo, was substantially completed in late 2004 and field trials were commenced. Commercial distribution of this product commenced in the spring of 2005. We began generating revenue from commercial shipment of our Ojo product in April 2005.

On April 28, 2004, we entered into a multi-year agreement with General Instrument Corporation d/b/a the Connected Home Solutions Business of Motorola, Inc. (“General Instrument”) for the worldwide distribution of the Ojo personal video phone. This agreement provided for General Instrument to be the Company’s exclusive distributor of its broadband video phone products and for the Company to be General Instrument’s exclusive supplier of its broadband video phone products.  On February 17, 2006, we mutually agreed with General Instrument to end this agreement which terminated exclusivity for both parties. In addition to its then current role for development and manufacture of Ojo, the Company assumed direct responsibility and control for the advertising, marketing, and distribution of its products.   Under its agreement with General Instrument, the Company had been active in marketing and promoting its products, and working with General Instrument to distribute Ojo after the agreement ended.  The Company continued the rollout of Ojo using many of the same distributors, retailers and service providers as General Instrument, and has subsequently expanded distribution to service providers and retailers around the world.  As part of ending its agreement with General Instrument, and in anticipation of the Company’s inventory requirements as a result of taking full responsibility for product distribution, we negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765,000 (based upon the original sales price to General Instrument), for approximately $1,064,000. This is less than half of what it would have cost the Company to purchase the same inventory from our manufacturing sources.  As a result the Company recorded a reserve for returns and reduced revenue in the amount of approximately $2,310,000 during the fourth quarter of 2005. In addition the Company recorded no revenue for units shipped to General Instrument in the first quarter 2006 and recorded a gain on termination of this agreement of approximately $1,843,000 for the year ended December 31, 2006 (see Item 7 – Managements Discussion and Analysis of Financial Condition and Results of Operations).

On May 9, 2006 the Company entered into a multi-year agreement with Aequus Technologies Corp.  (“Aequus”), for Aequus to purchase Ojo video phones through its wholly owned subsidiary Snap Telecommunications Inc., (Snap!VRS) , a provider of Video Relay Services (VRS) and Video Remote Interpreting (VRI) services for the deaf and hard of hearing.   On June 20, 2007 the Company announced that it had expanded its relationship with Aequus and Snap!VRS modifying their earlier agreement to provide for the parties to work collaboratively to identify the most desired Ojo features and capabilities that will provide the best video phone experience for the VRS user community and that would enable Ojo to be the preferred VRS video phone.

In the later part of the third quarter of 2007 we commenced product shipments to Snap!VRS  VRS is a form of Telecommunications Relay Service (TRS) that enables persons with hearing disabilities who use American Sign Language (ASL) to communicate with voice telephone users through video equipment, rather than through typed text.  VRI is the use of an interpreter located at a remote location, which is accessible through a video connection, and provides interpreting services to two (or more) people who are together and require an interpreter. The Company’s Ojo video phone provides this equipment link for the hard-of-hearing

VRS or VRI user with a TRS operator (called a Communications Assistant, or CA) so that the VRS or VRI user and the CA can see and communicate with each other using ASL in signed conversation.  VRS and VRI enable deaf and hard-of-hearing customers to improve their connection with people in their personal and business lives. This market is particularly attractive since the use of video as part of the communication link is critical, and accordingly, the video phone is a major contributing component.  The friends and family of the deaf and hard of hearing customers are a natural expansion to the VRS and VRI markets.  Entrance in these markets has contributed significantly to the Company’s efforts to increase awareness of and sales of its products.  In the third quarter of 2007, the Company began to ship its video phone product to Snap!VRS.  As part of its June 2007 agreement with Aequus, the Company began to recognize product revenue at the time of shipment of its video phone, and also began to recognize service fee revenues at the time it receives this customer’s confirmation of the service fee earned by the Company.

On March 31, 2008, the Company entered into a new agreement with Aequus and Snap!VRS. This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of service to Aequus, (ii) payment to the Company by Aequus of approximately $5 million in scheduled payments over the next ten months, (iii) agreement to arbitrate approximately $1.4 million claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1.5 million of video phones by Aequus (the “Aequus Transaction’).  As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operating a video phone service for its customers.

High speed data (“HSD”) network users also provide a large, and we believe conducive, target market for a quality video phone offering.  Video phone sales are expected to be derived from new technology adopters and regular long distance communicators such as families and close friends. We also expect that the business-to-business opportunity will be attractive as a video phone provides means to improve interpersonal communication and multi-location productivity.  Furthermore we expect that the growth in the Voice over Internet Protocol market (“VoIP”) will also help drive sales of our video phone since it can also serve as a VoIP endpoint.

Our business model is based on the sale of video phones and related products and services. Our products are being marketed to HSD network operators (including for purposes hereof, Aequus Technologies) as well as to consumers through traditional consumer electronics distribution channels. We believe that HSD operators could realize significant recurring revenue streams associated with offering our product to end users. We have also developed this product to require very minimal capital investment or incremental costs by such operators. Our marketing objective is to have our video phones supplement and hopefully replace ordinary home and business phones worldwide.

General Product Description

We have developed a video phone, ergonomically designed specifically for in-home and business, personal video communication. We have identified several issues that have impeded with commercial success and consumer acceptance of video phones and sought to address each of these issues within the Ojo video phone. The Ojo video phone was designed for use on the existing HSD network infrastructure. Certain models of the Ojo phone will, however, also connect to the analog phone line for interoperability with the voice only communications offered by the existing public switched telephone network (“PSTN”) and VoIP networks. Ojo, therefore, can be used for video calls, and ordinary voice only calls as well as VoIP calls. We believe that Ojo is differentiated, both from competitors and from previous efforts at personal video telephony, by providing: true to life communication (meaning that images and sounds are synchronized, that there are minimum delays between the two ends of the communication, and that the quality of the image is similar to what is experienced with television), interoperation with the PSTN and VoIP, ease of deployment by HSD operators, ease of use by consumers, and a highly styled ergonomic design. We believe Ojo uniquely leverages the recent development of a state of the art connectivity infrastructure, as well as the convergence of the latest improvements in compression technology, processing power and bandwidth availability, to help ensure, enable and maintain dedicated high quality end-to-end connections.

Material Developments for WorldGate since December 31, 2007

On February 4, 2008, the Company issued a current report on Form 8K indicating that it was in a dispute with a customer (Aequus) over the payment of significant monies which the Company believed were owed to it.  The customer’s refusal to pay such monies had contributed to a shortfall in the operating cash available to the Company to continue operations, and accordingly, on January 30, 2008, the Company shut down its operations.  The Form 8K further indicated that this was a first step to winding down its business, which would occur if the Company was not able to secure payment of the monies believed to be owed to by the customer, and/or new financing.

On March 31, 2008, the Company entered into a new agreement with Aequus.  This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of service to Aequus, (ii) payment to the Company by Aequus of approximately $5 million in scheduled payments over the next ten months, (iii) agreement to arbitrate approximately $1.4 million additional dollars claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1.5 million of video phones by Aequus (the “Aequus Transaction’).  As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operating a video phone service for its customers.  In anticipation of completing the contract with Aequus the Company resumed operations on March 11, 2008.

On February 5, 2008, February 13, 2008, February 15, 2008, and April 8, 2008, the Company received notices from YA Global, holder of the Company’s convertible debentures, claiming that the Company was in default of the terms of the debentures for stating its intent to wind down its business, failure to maintain current financial statements in the registration statement relating to the sale of the Company’s common stock issuable upon conversion of one of those debentures, to comply with a covenant to their satisfaction that provided for the disclosure of information they considered material,  and entering into the agreement with Aequus Technologies, and as a result YA Global was exercising its right to accelerate payment of the full principal amount of the debentures. While the registration statement was not effective as of December 31, 2007, the underlying alleged default with respect to the registration statement was in any event cured by the amendments to Rule 144 that became effective on February 15, 2008, obviating the need to maintain that registration statement. The Company has notified YA Global that it disputes these claims and whether they constitute a continuing event of default under the debentures. The Company has also notified YA Global that their right to accelerate payment is also disputed. The Company is working with YA Global in an effort to settle their disputes regarding the claimed defaults and acceleration. Although the Company disputes YA Global’s claims of default,  and does not believe YA Global has any basis to accelerate payments on the debenture, the Company has reclassified the YA convertible debenture to a current liability on the accompanying consolidated financial statements, solely in light of the existence of the alleged claims.

As of December 31, 2007, on a consolidated basis, we had approximately 39 full-time employees. Since December 31 2007 and until April 4, 2008 the Company reduced its staffing by an additional 14 employees to 25 employees.

Our corporate headquarters is located in Trevose, Pennsylvania in a leased facility consisting of approximately 42,500 square feet at an annual fee of $11.74 per square foot, with a 3% increase annually. The current lease has a five year term effective September 1, 2005. The lease is cancelable by either party with eight months notice, with a termination by the tenant including a six months termination fee. In March 2008 the parties agreed in principle to a new lease (and the cancellation of the current lease with no termination fee) for a smaller space within the current facility consisting of approximately 17,000 square feet at an annual fee of $7 per square foot. This new lease is expected to be cancelable by either party upon 90 days notice with no termination cost.

Business Plan

General.  Our business model is primarily based upon the sale of Ojo video phones and related products and services.  It is our plan for Ojo to be distributed through and in partnership with HSD network providers, as well as through traditional electronics distribution channels. Video phone service, using the Ojo video phone, is expected to be offered by HSD network providers as a means of attracting new HSD subscribers as well as maintaining existing subscribers. We believe that HSD network providers could realize potentially significant recurring incremental revenue streams associated with offering products such as our Ojo video phone, and accordingly we believe they will embrace the concept and business model. The suggested consumer offering for video phone service follows the traditional HSD model, which may involve a subsidy of the required hardware by a recurring service fee. We anticipate that video phone service subscribers will be able to either purchase an Ojo video phone or lease a unit from the HSD network provider.  There is also a parallel market for sales of Ojo video phones directly to consumers through the standard consumer electronic channels. Sales of Ojo video phones through these retail channels still require a video phone service and the Company is currently offering such a video phone service, with an associated monthly service fee, for units sold in this manner.  It is our plan for Ojo video phones to be sold to the VRS and VRI markets which are particularly attractive since the use of video as part of the communication link is critical, and accordingly, the video phone is a major contributing component.  The friends and family of the deaf and hard of hearing customers are a natural expansion to the VRS and VRI markets.

Manufacturing. Ojo video phones are manufactured in Asia, to take advantage of the lower labor, tooling and components costs. A formal relationship with Mototech Inc. (which is not an affiliate of General Instrument or Motorola) was established for the volume manufacture of Ojo. Mototech, along with U.S. Robotics and SMC Networks, are affiliates of the Accton Technology Group, a group of Taiwanese manufacturers that we believe are well-known in the electronics industry. Mototech’s responsibilities in this role include:

• product design finalization for manufacturing;

• component selection and procurement;

• tool sourcing and management;

• coordination of Ojo manufacturing;

• implementation and monitoring of Ojo’s Quality Plan; and

• product cost reduction.

Under the agreement, Mototech is required to manufacture products in response to purchase orders issued by our company.

Although our company has no obligation to purchase any particular volume of products under the agreement, Mototech is generally required to accept all purchase orders, subject to certain limits described in the agreement.  As part of our agreement with Mototech we retain formal sign-off control over any product, specification, or component changes proposed by Mototech. We also maintain all rights to the Ojo technology and intellectual property, as well as the right to second source the Ojo product.  Our agreement with Mototech permits either Mototech or our company to terminate the agreement at any time by giving 90 days written notice to the other party.  The components and raw materials used in our Ojo video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability.

Product Sales and Distribution. Ojo is being marketed to the VRS and VRI markets in particular as well as being marketed domestically and internationally to both the residential and business sectors through standard consumer and business electronics channels. In addition we market our products through HSD providers in a manner similar to broadband modems and VoIP services.

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

Video Conference Products.  D-Link Systems, Inc. produces a TV-based video phone product that is targeted to consumers as a lower cost video conferencing device. D-Link uses the home television as the display device and utilizes either the TV’s speaker or connection to a standard analog phone for the audio portion of the call. The main disadvantage of this product is that it requires a television to send and receive calls.  In many cases, this would obstruct the ability to watch television while a call is in progress thereby disrupting family television watching for the length of the call. Numerous video conferencing products also exist for the business market.  Typically these devices cost $2,000 or more and involve complex installations of one or more cameras, monitors, microphones and speakers within a conference room setting. The videoconference nature of these products eliminates the ability to communicate on a private, one-on-one level. The main competitors in this sector include Sony, Sorenson Media and Polycom Inc.

Web Cam Products.  Web cams are different from other competitive products in that they did not arise from either business video phones or video conferencing. Rather, the use of web cams began in the early days of the Internet when “techies” were expanding the capabilities of PC-based content and applications with low-cost computer attachments. Currently, web cams are often used to display visual information as well as a means for personal communication. Many popular web sites use web cams to show traffic, weather, adult activities and other visually interesting subjects. Software such as Net Meeting, Instant Messenger and MSN Messenger, is being supported by web cams to provide a video chat option to these Internet-based services. Current web cams typically lack the quality of dedicated video phone devices.  They also require the utilization of separate personal computers which may not be co-located in the same areas where convenient video calls would occur.  Competitors in this category include Logitech, Inc., Intel Corporation, 3Com Corporation, and Creative Technology, Ltd.

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

Intellectual Property

We plan to rely on patent, trade secret, trademark and copyright law to protect our video phone intellectual property.  We have been awarded patents for its distinctive design (a design patent issued in December 2006 and valid for a 14 year term thereafter) and technology (a technology patent containing 39 claims issued in April 2007 related to a video phone system and method and valid for a 14 year term thereafter) and has other patents pending.  Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, there can be no assurance that additional patents will be issued pursuant to our current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

Government Regulation

Our Ojo video phone is required to comply with various laws and government regulations, including Parts 15 and 68 of the Federal Trade Commission’s (“FCC”) regulations in the United States, which relate to radio frequency devices and to terminal equipment that is connected to the telephone network. The legal and regulatory environment that pertains to our business is uncertain and changing rapidly. New legislation or regulation, such as that currently being considered for limiting the environmentally hazardous substances that are currently found in most electronic devices, could substantially impact our ability to distribute our Ojo video phone products. Similarly the FCC and other comparable regulatory authorities could undertake an examination of whether to impose surcharges or additional regulations upon certain providers of Internet protocol, or IP, based communication services. The imposition of regulations on IP communications services may negatively impact our business.

Research and Development

To date, our engineering and product development has been a significant focus of the Company. The principal focus of our current engineering activities is the continued development and enhancement of our Ojo video phone. Development of the Ojo video phone has required combining technical experience and knowledge from two historically separate industries, cable and telephony. Our engineering and development expenditures in connection with our Ojo video phone were approximately $6,238,000 and $5,315,000 for the years ended December 31, 2006 and 2007 respectively, virtually all of which was spent on the development of the video phone product and services.

Employees

As of December 31, 2007, on a consolidated basis, we had approximately 39 full-time employees. With the exception of one employee located in Houston, Texas, our employees are all located in Trevose, Pennsylvania. None of our employees are represented by a labor union, and we have no collective bargaining agreement. We consider our employee relations to be good.

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

Item 1A. Risk Factors.

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating our company and our business. Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. We also caution you that this Form 10-K includes forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. Future events and circumstances and our actual results could differ materially from those projected in any forward-looking statements. You should carefully consider the risks described below, the other information in this Form 10-K ,the documents incorporated by reference herein and the risk factors discussed in our other filings with the Securities and Exchange Commission when evaluating our company and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known by us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or part of the money paid to buy our common stock.

We cannot reliably project our continued revenues, and we expect to incur significant losses for an indefinite period of time.

Our video phone business involves the continued development of a new product line with no market penetration, in an undeveloped market sector.  The extent and timing of our revenues depends on several factors, including the rate of market acceptance of our products, and the degree of competition we face from similar products.  We cannot predict to what extent our video phone product will produce revenues, or whether we will ever reach profitability. We also cannot predict when, and to what extent, competition will emerge. If we are unable to achieve significant levels of recurring revenue from our video phone business, our losses will likely continue indefinitely. If this occurs, the market price of our common stock and our viability as a going concern could suffer.

There is substantial doubt about our company’s ability to continue as a going concern.

Our company has suffered recurring losses from operations and had an accumulated deficit of $261,575,000, a stockholder’s deficiency of $1,462,000 and a working capital deficit of $2,380,000 that raised substantial doubt about our company’s ability to continue as a going concern. We have also experienced severe cash shortfalls, deferred payment of some of our operating expenses, and shut down operations for a period of time in early 2008 to conserve our remaining cash. The Company will require cash to continue operations by securing cash investments in the Company and through the increase of product sales.  No assurances can be given that we will be able to obtain the necessary cash for the Company to operate as a going concern, and further curtailment of our operations could be necessary.

We are subject to complex and changing rules and regulations concerning corporate governance and financial accounting standards, which may affect our reported financial results or the way we conduct business, or our ability to ensure proper financial reporting and adequate internal controls.

The Sarbanes-Oxley Act, which was signed into law in July 2002, among other things, mandated that companies adopt new corporate governance measures and imposed comprehensive reporting and disclosure requirements.  These rules, regulations and requirements increased the scope, complexity, and cost of our corporate governance, reporting, and disclosure practices.  Furthermore, generally accepted accounting principles in the United States, including those affecting the accounting for complex financial transactions, have been the subject of change as well as frequent review and interpretation by the SEC, as well as by national and international accounting standards bodies.  Such changes, reviews and interpretations may have a significant effect on our reported results of operations, including the results of transactions entered into before the effective date of the changes.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  Additionally, section 404 of the Sarbanes-Oxley Act of 2002 requires us to assess the design and effectiveness of our internal control systems.   Based on management’s assessment, management concluded that, as of December 31, 2007, due to significant deficiencies, including lack of segregation of duties, lack of appropriate IT security and program change controls, insufficient documentation of period-end reviews, the improper recording of revenues, not recording inventory at the lower of cost or market, and the determination of the grant date for stock based awards, that when aggregated, resulted in a material weakness.

The changes or additions required to our systems and procedures and the staffing necessary to complete the documentation, evaluation and any required remediation of our systems of internal control to meet the required compliance guidelines are costly and will negatively impact future financial results.  In addition there is no assurance that the necessary resources required for remedy of our weaknesses will be available, and even if they are available there is no assurance that we will be able to conclude that our systems are appropriately designed or effective, or that a material weakness will not be found in our internal controls over financial reporting, which could result in a material misstatement in future financial statements.

 We are currently reliant primarily on one customer

We currently are heavily dependent on one customer, Aequus Technologies, for the majority of our revenue. On March 31, 2008, the Company entered into a new agreement with Aequus Technologies Corp. and Snap Telecommunications, Inc. (collectively “Aequus”) This new agreement, among other things, provides for payment to the Company by Aequus of approximately $5 million in scheduled payments over the next ten months, an agreement to arbitrate approximately $1.4 million additional dollars claimed by the Company to be owed by Aequus and for the purchase of an additional $1.5 million of video phones  If Aequus is not successful, or if their activities do not lead to significant sales of its product, their operating results will be adversely affected, and their ability to pay all or any of the monies obligated pursuant to the agreement, including payment for products purchased or  the payment of any monies the Company is awarded as a result of  agreed arbitration with Aequus, may not materialize or could be significantly reduced, and the Company may, as a result, have insufficient capital to operate its business.  The loss of business or payments from Aequus could materially impair our continuing operations.

We are dependent on a single line of business that currently has no significant history of revenues. We cannot predict our future results because our video phone business has no significant operating history.

Our primary line of business is the development of video phone products and technology.  We began generating revenue from commercial shipment of our Ojo product in April 2005. Given that our video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. Should this business fail to generate sufficient sales to support ongoing operations there can be no assurance that we will be able to develop alternate business lines.   Investors should consider the risks and uncertainties that we may encounter as an early-revenue-stage company in a new, single line of business, in an unproven market. These uncertainties include:

•  our ability to design, engineer and manufacture products having the technological features planned for the video phone product line in a cost efficient manner;

•  our ability to enter into appropriate distribution relationships for the product;

•  our ability to demonstrate the benefits of our products and services to end users;

•  our ability to offer our products at competitive prices;

•  consumer and business demand for, and acceptance of, our video phone products;

•  our unproven and evolving business model;

•  the entrance of significant competitors into the video phone marketplace;

•  the introduction of newer video phone technology rendering our technology obsolete;

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

Our video phone technology and products are in the early commercialization stage and have not been proven over an extended period of time. The market for products related to video telephony is characterized by uncertain user and customer requirements, and the emergence of new communications standards and practices. Each of these characteristics could impact our video phone products, intellectual property and system designs. The successful development of our products is subject to the risks that:

•  our product is found to be ineffective for the intended purposes;

•  our product is uneconomical to manufacture or market or does not achieve broad market acceptance; and

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

In addition to direct sales on our web site, we rely upon a distribution organization of dealers, distributors, original equipment manufacturers, value added resellers, service providers and other resellers to market and sell our video phone products. The Company also plans to expand distribution to service providers and retailers around the world.    Given our limited experience in dealing with the retail distribution channel, there can be no assurance that we will be able to successfully and expeditiously conclude retail distribution agreements with the necessary retailers and distributors.   These resellers are able to set their own policies regarding the pricing of our products and the advertising, marketing and other promotional efforts applicable to our products.  In addition they determine how prominently our products are displayed and demonstrated.  If our resellers’ policies are not effective or if our products are not given adequate prominence, sales of our products may be negatively impacted and our operating results would be adversely affected. In this event our revenue could be significantly reduced and we could lose potential customers for our products.

We may not be able to meet our product development objectives or market expectations.

Our video phone products are complex and use “state of the art” technology.  Accordingly, our development efforts are inherently difficult to manage and keep on schedule and there can be no assurance that we will be able to meet our development objectives or market expectations. In addition to development delays, we may experience substantial cost overruns in completing development of our product. The technological feasibility for some aspects of the product that we envision is not completely established. The products developed by us may contain undetected flaws when introduced. There can be no assurance that, despite testing by us and by potential customers, flaws will not be found in the product, resulting in loss of or delay in market acceptance. We may be unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing customer requirements. Further, there can be no assurance that a competitor will not introduce a similar product. The introduction by a competitor of either a similar product or a superior alternative to our product, may diminish our technological advantage, render our product and technologies partially or wholly obsolete, or require substantial re-engineering of our product in order to become commercially acceptable. Our failure to maintain our product development schedules, avoid cost overruns and undetected errors or introduce a product that is superior to competing products would have a materially adverse effect on our business, financial condition and results of operations.

We may not be able to achieve competitive pricing in the marketplace.

Because video phone products are relatively new to the marketplace there is no established market pricing.  Our pricing for the Ojo video phone may be considered high for a consumer product offering. We cannot be assured that we will be able to provide competitive market pricing.

We may be subject to exchange rate fluctuations that could impact our product costs and our revenues.

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

Failure to protect our intellectual property rights may result in a loss of our exclusivity or the right to use our video phone technology. We plan to rely on patent, trade secret, trademark and copyright law to protect our video phone intellectual property. Although WorldGate has been awarded patents for its distinctive design and technology and has other patents pending, our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, there can be no assurance that any further patents will be issued pursuant to our current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

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

The legal and regulatory environment that pertains to our business is uncertain and changing rapidly. New legislation or regulations could be introduced in any country that could substantially impact our ability to launch and promote the Ojo video phone in that country. For example the FCC or a comparable regulatory authority could undertake an examination of whether to impose surcharges or additional regulations upon certain providers of Internet protocol, or IP, based communication services. The imposition of regulations on IP communications services may negatively impact our business.  Similarly the adoption of regulations prohibiting the use of certain substances commonly found in electronic components could likewise increase the costs of our products, delay product introductions and otherwise negatively impact our business.

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

•  changing and non-uniform standards;

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

The extent and timing of our future capital requirements will depend upon several factors, including the rate of market acceptance of our products, the rate and timing of product sales and the margin associated with those sales, the degree of competition for our products, and our level of expenditures, including those for product development, sales and marketing.  If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated.  Despite the receipt of proceeds from several private placements of our securities, we may need to seek additional third party investment in order to provide additional operating capital for our video phone business. We cannot be certain that financing from third parties will be available on acceptable terms to us or at all.  The levels of funding of early-stage companies generally by both venture funds and strategic investors have fallen dramatically in the past few years. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. If we are unable to secure such additional financing, we will have to curtail or suspend our business activities, we may not be able to continue to operate our business as a going concern and we may have to seek the protection of the bankruptcy courts. If that happens, you could lose your entire investment.

If we obtain additional financing, you may suffer significant dilution.

If we raise additional capital by issuing equity securities, our stockholders may experience severe dilution of their ownership percentage, which may adversely affect the value of our common stock.  In addition, the new equity securities may have rights, preferences or privileges senior to those of our common stock.

Our common stock is listed on the NASDAQ Over the-Counter Electronic Bulletin Board which increases the volatility of our stock and makes it harder to sell our stock.

Our common stock trades on the NASDAQ Over-the-Counter Electronic Bulletin Board Trading System (“OTCBB”).  The Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks.  There is a greater chance of market volatility for securities that trade on the Bulletin Board as opposed to a national exchange or quotation system.  In a volatile market, you may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required to either sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned.  Because our common stock falls under the definition of “penny stock,” trading in our common stock may be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors; and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline, and you could find it more difficult to sell your stock.

Our stock price is volatile.

The trading price for our common stock has been volatile, ranging from a sales price of $6.89 per share in the first quarter of 2005 to a sales price of $0.11 in December 2007. The trading price for our common stock during the period from January 3, 2007 to December 31, 2007 ranged from $0.11 to $1.44.  The price has changed dramatically over short periods with changes of over 50% percent in a single day. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

A decrease in the price of our stock may trigger significant dilution of our stock

On multiple occasions we have issued shares of our common and preferred stock, issued convertible debentures, as well as issued warrants and additional rights to acquire our common stock, to certain institutional investors in private placement transactions.  The various agreements providing for these private placement transactions include numerous anti-dilution provisions which have in the past, and may in the future continue to be, triggered by a reduction in our stock price and which could trigger the repricing of outstanding shares and warrants and issuance of additional shares or warrants of our stock.

Prior offerings of our common stock may have an adverse impact on the market value of our stock.

On multiple occasions we have issued shares of our common stock as part of various private placements to certain institutional investors and as part of these transactions we filed multiple registration statements, which provided for the sale or distribution of these shares by these institutional investors. When these investors sell their shares we will not receive any proceeds from the sales. The sale of these blocks of stock, or even the possibility of their sale, may adversely affect the trading market for our common stock and reduce the price available in that market.

In connection with these private placements, we also issued convertible debentures and warrants to purchase shares of common stock. The existence of such rights to acquire common stock at variable as well as fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding warrants and additional investment rights could adversely affect the prevailing market price of our common stock. Further, the holders of the outstanding warrants and additional investment rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

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

The Company has received notices from YA Global Investments, L.P. (YA Global), holder of the Company’s convertible debentures, claiming various alleged defaults of the terms of the debentures.  The Company has notified YA Global that it disputes these claims and whether they constitute a continuing event of default under the debentures. The Company is working with YA Global in an effort to settle their disputes regarding the claimed defaults. There is no certainty that these claims can be resolved, and, if they are not, it may have an adverse effect on the continuing operations of the Company.

Our board of directors’ right to authorize additional shares of preferred stock could adversely impact the rights of holders of our common stock.

Our board of directors currently has the right to designate and authorize the issuance of one or more series of our preferred stock with such voting, dividend and other rights as our directors may determine. The board of directors can designate new series of preferred stock without the approval of the holders of our common stock. The rights of holders of our common stock may be adversely affected by the rights of any holders of shares of preferred stock that may be issued in the future, including, without limitation, dilution of the equity ownership percentage of our holders of common stock and their voting power if we issue preferred stock with voting rights. Additionally, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

Item 2. Properties.

Our corporate headquarters is located in Trevose, Pennsylvania in a leased facility consisting of approximately 42,500 square feet at an annual fee of $11.74 per square foot, with a 3% increase annually. The current lease has a five year term effective September 1, 2005. The lease is cancelable by either party with eight months notice, with a termination by the tenant including a six months termination fee. In March 2008 the parties agreed in principle to a new lease (and the cancellation of the current lease with no termination fee) for a smaller space within the current facility consisting of approximately 17,000 square feet at an annual fee of $7 per square foot. This new lease is expected to be cancelable by either party upon 90 days notice with no termination costs.

Item 3. Legal Proceedings.

Although from time to time we may be involved in litigation as a routine matter in conducting our business, we are not currently involved in any litigation which we believe is material to our operations or balance sheet. During the first fiscal quarter 2008 we were involved in a dispute with Aequus Technologies , our largest customer.  With the exception of certain non-recurring engineering, or NRE, in the amount of approximately $1.3M, which remains the subject of agreed arbitration between the parties. This dispute was settled as part of the March 31, 2008 agreement with this customer as further discussed in Item 6 of this annual report.  When we are involved in disputes or other legal proceedings we comply with the requirements of currently prevailing accounting standards and provide for accruals where a liability is probable and a reasonable estimate can be made as to the probable amount of such liability.

Item 4. Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders held on December 13, 2007, our stockholders elected seven members to our Board of Directors.  Those elected to the Board were Hal M. Krisbergh, Steven C. Davidson, Clarence L. Irving, Jr., Martin Jaffe, Jeff Morris, David Tomasello and Lemuel Tarshis.

The results of the voting for each member of our Board of Directors are as follows:

Nominee	FOR	WITHHELD
Steven C. Davidson	33,129,527	3,436,682
Martin Jaffe	33,135,874	3,430,335
Clarence L. Irving, Jr.	33,676,955	2,889,254

Hal M. Krisbergh	33,490,097	3,076,112
Jeff Morris	33,568,953	2,997,256
Lemuel Tarshis	34,338,710	2,227,499
David Tomasello	33,271,816	3,294,393

Our stockholders also approved the proposed amendment of the Company’s Certificate of Incorporation to increase the authorized shares of the Company’s common stock from 120 million to 200 million with a vote as follows:

FOR:	27,796,017
AGAINST:	8,599,813
ABSTENTIONS:	170,379

Additionally our stockholders rejected the proposed plan of recapitalization that would have, upon implementation by the Company at the discretion of the Company’s board of directors, resulted in the amendment of our Certificate of Incorporation to effect up to a one-for-ten reverse stock split of the Company’s common stock, with a vote as follows:

FOR:	10,216,926
AGAINST:	2,567,003
ABSTENTIONS:	119,043
BROKER NON-VOTES:	23,663,238

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock, $0.01 par value, is traded on the OTCBB under the symbol “WGAT.OB.”  The following table shows the high and low sales price as reported by the OTCBB, for each quarter of 2006 and 2007.

	High	Low
Year Ended December 31, 2006
First Quarter	$2.30	$1.06
Second Quarter	2.16	1.14
Third Quarter	1.85	1.08
Fourth Quarter	1.60	1.14

Year Ended December 31, 2007
First Quarter	$1.44	$0.64
Second Quarter	0.92	0.45
Third Quarter	0.56	0.33
Fourth Quarter	0.40	0.11

As of April 6, 2008, we had 341 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007 regarding securities authorized for issuance under the Company’s equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	6,808,342	$1.37	1,197,029	(1)
Equity compensation plans not approved by security holders (2)	—	—	—
Total	6,808,342	1.37	1,197,029	(1)

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

This plan provides for the grant of equity awards to such officers, other employees, consultants and directors of WorldGate and our affiliates as the Compensation and Stock Option Committee may determine from time to time. Although various types of awards are available under the Equity Plan, including non-qualified and incentive stock options, restricted stock and performance based awards, currently only stock options and performance based stock have been granted.  Stock options vest in equal installments over a four-year period, and expire ten years following the date of grant, subject to acceleration in the event of some changes of control of WorldGate, and earlier termination upon cessation of employment. In 2007 the Company awarded 1,151,000 shares of restricted stock subject to vesting under certain performance criteria of which 250,000 were forfeited. Performance based shares vesting criteria are as follows: 10% of the shares vest upon achieving each of a 10%, 20%, 30% 40% and 50% increase in Company total gross revenue in a quarter over its third quarter 2007 total gross revenue shown on its statement of operations as reported in its SEC filings and 25% of the shares vest upon the Company achieving each of (1) a quarterly operating cash break even (defined as zero or positive “net cash provided by operations” consistent with or as reported on the “Consolidated Statement  of Cash Flows” in the financial statements filed with SEC) and (2) a 10% net income as a percent of revenue. The Equity Plan has an automatic annual increase in the number of shares reserved for issuance in an amount equal to the lesser of 4% of the then outstanding shares of our Common Stock or 1,000,000 shares.

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

Item 6. Selected Financial Data.

Not required

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Dollar amounts contained in this Item 7 are in thousands, except per share amounts)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

We may from time to time make written or oral forward-looking statements, including those contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The words “estimate,” “project,” “believe,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  In order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors that could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on our behalf.  The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) industry competition factors and other uncertainty that a market for our products will develop, (3) challenges associated with distribution channels, including both the retail distribution channel and  HSD operators (e.g., uncertainty that they will offer our products, inability to predict the manner in which they will market and price our products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our products), (4) continued losses, (5) difficulty or inability to raise additional financing on terms acceptable to us, (6) departure of one or more key persons, (7) default under, or acceleration of the maturity of, our convertible debentures,  (8) changes in regulatory requirements, (9) delisting of our common stock from the OTCBB and (10) other risks identified in our filings with the Securities and Exchange Commission.  We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive.  We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

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

 On April 28, 2004, we entered into a multi-year agreement with General Instrument for the worldwide distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products.  On February 17, 2006, we mutually agreed with General Instrument to end this agreement which terminated exclusivity for both parties. In addition to its current role for development and manufacture of Ojo, WorldGate assumed direct responsibility and control for the advertising, marketing, and distribution of its products.

As part of ending the development and distribution agreement, General Instrument has agreed to certain restrictions on its development of a stand-alone video phone product which has as a primary function of making or receipt of video phone calls over a broadband network.  Such restrictions ended in January 2007. For more details, refer to Note 2 of the accompanying consolidated financial statements for the year ended December 31, 2007.

On May 9, 2006 the Company entered into a multiyear agreement with Aequus to purchase Ojo video phones through its wholly owned subsidiary Snap Telecommunications Inc., (“Snap!VRS”), a provider of VRS and VRI services for the deaf and hard of hearing.   On June 20, 2007 the Company announced it had expanded its relationship with Aequus and Snap!VRS modifying their earlier agreement to allow for the parties to work collaboratively to identify the most desired Ojo features and capabilities that will provide the best video phone experience for the VRS user community and that would enable Ojo to be the preferred VRS video phone. As part of the modified agreement the Company agreed to contract to provide development and engineering resources to accomplish these features and capabilities and in addition, as a result of Snap!VRS’s utilization of the Ojo network, Snap!VRS also placed a purchase order for 10,000 Ojos to begin to fill the current Snap!VRS order backlog.  In the later part of the third quarter of 2007 product shipments were commenced to Snap!VRS’ VRS customers.

On February 4, 2008, the Company issued a current report on Form 8-K indicating that it was in a dispute with Aequus over the payment of significant monies which the Company believed were owed to it.  The customer’s refusal to pay such monies had contributed to a shortfall in the operating cash available to the Company to continue operations, and accordingly, on January 30, 2008, the Company shut down its operations.  The Form 8K further indicated that this was a first step to winding down its business, which would occur if the Company was not able to secure payment of the monies believed to be owed to by the customer, and/or new financing.

On March 31, 2008, the Company entered into a new agreement with Aequus and Snap!VRS.  This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of service to Aequus, (ii) payment to the Company by Aequus of approximately $5 million in scheduled payments over the next ten months, (iii) agreement to arbitrate approximately $1.4 million additional dollars claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1.5 million of video phones by Aequus (the “Aequus Transaction’).  As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operating a video phone service for its customers. In anticipation of completing the contract with Aequus the Company resumed operations on March 11, 2008.

As of December 31, 2007, on a consolidated basis, we had approximately 39 full-time employees. Since December 31, 2007  and until April 4, 2008 the Company reduced its staffing by an additional 14 employees to 25 employees.

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

Our significant accounting policies are described in Note 2 to the accompanying consolidated financial statements for the year ended December 31, 2007.  Judgments and estimates of uncertainties are required in applying our accounting policies in many areas.  Following are some of the areas requiring significant judgments and estimates: revenue recognition, accounts receivable, inventories, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, income taxes, stock based compensation, value of redeemable preferred stock, convertible debentures, related warrants and conversion options.

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

As part of ending our agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, we negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would have cost us to purchase the same inventory from our manufacturing sources.  As a result we recorded a reserve for returns and reduced revenue in the amount of approximately $2,310, during the fourth quarter of 2005.

In addition, the Company has recorded no revenue for units shipped to General Instrument in the first quarter 2006 and for the year ended December 31, 2006 the Company recorded a gain on termination of this agreement of approximately $1,843 as a result of the lower purchase price of the inventory repurchased from General Instrument ($1,393, net of the cost of rework for rebranding the product and the adjustment of the inventory to its current replacement value) and reversal of the product refund program reserve ($212) as well as an adjustment of the warranty reserve for products repurchased ($233), both of which resulted from termination of the Company’s agreement with General Instrument.

During the twelve months ended December 31, 2007 we shipped approximately 400 units with a sales value of approximately $128 to customers subject to a right of return should the units not be sold through to their customer. Revenue and cost of goods sold of $16 for these units was deferred as of December 31, 2007 in accordance with SFAS 48 “Revenue Recognition when a Right of Return Exists.”

In the third quarter of 2007, the Company began to ship its video phone product to its VRS customer (See Note 2).  As part of its June 2007 agreement with this customer, the Company began to recognize product revenue at the time of shipment of its video phone. In addition, the Company also began to receive a service fee revenues based on a percentage of the fees earned by Aequus. The Company recognizes this service fee revenue upon confirmation from the VRS customer of the fees they have earned and for which the customer has received service. The Company also receives service fee revenues from end consumers which is recognized after the service has been performed. In addition, the Company had provided non-recurring engineering (“NRE”) services to Aequus valued at $1,354 for the year ended December 31, 2007. These services are subject to agreed arbitration between the parties. As such the Company did not recognize revenues related to these NRE services during the year ended December 31, 2007 but rather will treat similar to a gain contingency.

Accounts Receivable

The Company records accounts receivable at the invoiced amount.  Management reviews the receivable balances on a monthly basis.  Management analyzes collection trends, payment patterns and general credit worthiness when evaluating collectibility and requires letters of credit whenever deemed necessary.  Additionally, the Company may establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information.  Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of December 31, 2006 and 2007, the Company did not have an allowance for doubtful accounts or any off-balance sheet credit exposure related to its customers.  At December 31, 2007, approximately 82% of accounts receivable was concentrated with one domestic customer. At December 31, 2006, approximately 95% of accounts receivable were concentrated with five customers.  The Company had two distribution customers that represented 8% of accounts receivable, and had two major international telecommunications customers that represented 82% of accounts receivable at December 31, 2006.  Trade accounts receivable at December 31, 2006 and 2007 were $1,005 and $166, respectively.  Bad debt expense was recorded for the twelve months ended December 31, 2006 and 2007 of $0 and $19, respectively.

Inventory.

Our inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined on First-in, First-out (“FIFO”) cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. To motivate trials and sales of its Ojo product, the Company has historically subsidized, and plans in the future to continue to subsidize, certain of its product sales to customers that result in sales of inventory below cost.  In accordance with Accounting Research Bulletin No. 43, the Company reflects such inventory at the lower of cost or market and has reduced its inventory at December 31, 2007 and 2006 by $293 and $97, respectively,  to reflect such valuation.  Any significant unanticipated changes in the factors noted above could have an impact on the value of the Company’s inventory and its reported operating results.   Our inventory balance was $1,057 and $1,600 at December 31, 2007 and 2006, respectively. In 2006, the Company’s inventory was reduced by $585 to their estimated net realizable values.

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

Accounting for Income Taxes.

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that we will not recover the deferred tax asset, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the statement of operations.

We have a full valuation allowance against the net deferred tax asset of $103,537 as of December 31, 2007, due to our lack of earnings history and the uncertainty as to the realizability of the asset. In the future, if sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we would be required to reduce our valuation allowance, resulting in a benefit from income tax in the consolidated statements of operations.

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”(“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  The Company’s ability to utilize its net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior or future changes in ownership and tax law as defined under Section 382 of the Internal Revenue Code of 1986. Such limitations are based on the market value of the Company at the time of ownership change multiplied by the long-term exempt rate supplied by the Internal Revenue Service. As part of this assessment the Company completed a preliminary analysis under Section 382 of the Internal Revenue Code. Based on this analysis it was determined that it was more likely than not that a change of control pursuant to Section 382 has not occurred. Future issuances of common stock may affect this analysis which might cause limitation in the Company’s ability to utilize net operating loss carryforwards.

Stock-Based Compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” using the modified-prospective-transition method which requires us the recognition of compensation expense on a prospective basis.  SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods.  SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating inflows.   As a result, the Company’s net loss before taxes for the year ended December 31, 2007 and 2006 included approximately $1,075 ($0.02 per share) and $837 ($0.02 per share), respectively, of stock based compensation.  The stock based compensation expense is included in general and administrative expense in the consolidated statements of operations.

Accounting for Preferred Shares and Related Warrants.

The Company accounted for redeemable preferred stock in accordance with EITF topic D-98 “Classification and Measurement of Redeemable Securities,” and the Redeemable Preferred Stock was recorded in the consolidated financial statements as temporary equity. Additionally, the fair value of warrants and preferred stock conversion options were recorded into the consolidated financial statements as liabilities as a result of their features that require accounting under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS 133”).  At each reporting balance sheet date, an evaluation is made of these valuations and marked to market.  Fair value is determined using the Black-Scholes method.  Key assumptions used in the Black-Scholes method include actual period close stock price, applicable volatility rates, remaining contractual life and period close risk free interest rate. There was no preferred shares outstanding as of December 31, 2007. On June 23, 2007, the holder converted the remaining 166 shares of preferred stock. As a result only the warrants are still accounted for under SFAS 133.

Accounting for Secured Convertible Debentures and Related Warrants.

The Company accounted for conversion options embedded in convertible notes in accordance with SFAS No. 133 “and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19.   EITF 00-19 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control that they should be classified as a liability embedded measured at fair value on the balance sheet.

On May 18, 2007, the Company and the investor of the August 11, 2006 transaction amended the terms of the secured convertible debentures to remove the investor’s ability, upon conversion of the debentures, to demand cash in lieu of shares of common stock, and to clarify that the Company may issue restrictive shares if there is no effective registration statement at the time of conversion. The terms of the convertible debentures were amended to permit the Company to reclassify the derivative conversion option liability embedded in the convertible debentures from debt to equity.

The Company initially accounted for the warrants issued in the August 11, 2006 convertible debenture transaction as a liability at fair value in accordance with SFAS 133 and EITF 00-19 as there were insufficient authorized shares.  On October 11, 2006, the Company received shareholder approval to increase the number of authorized shares and the warrants were reclassified to equity at fair value. Fair value is determined using the Black-Scholes method.  Key assumptions used in the Black-Scholes method include conversion price, actual period close stock price, applicable volatility rates, remaining contractual life and period close risk free interest rate.

2007 versus 2006

Revenues.

Revenues. Net revenues for the twelve months ended December 31, 2007 and 2006 were $3,445 and $2,776, respectively.  This increase of $669, or 24%, primarily reflects the initial product and service revenues from Aequus which started in the third quarter of 2007. Revenue from increased product sales was $54 while service revenues increased by $440, primarily the result of $250 of initial service revenues realized in 2007 from our VRS customer.   In addition, in 2007 the Company realized $175 of revenues from certain engineering development work for our VRS customer.  Revenues during the twelve months ended December 31, 2006 reflects the product inventory build up by our former distributor.  During the twelve months ended December 31, 2007 we shipped approximately 400 units to customers subject to a right of return.  Revenue and cost of sales of $16 was deferred as of December 31, 2007 in accordance with SFAS 48 “Revenue Recognition when a Right of Return Exists.”

On March 13, 2006, as an incentive to promote delivery of the units, the Company announced a special price protection program to certain retailers and a rebate program to consumers. These incentive programs began on April 1, 2006 and terminated at the end of the second quarter of 2006. Consistent with the EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” we offset our revenues for the twelve months ended December 31, 2006 by $31 for the price protection program and  $22 for the consumer rebate program.    During the twelve months ended December 31, 2006, we provided forward pricing discounts to retailers and certain service operator sales in order to help promote distribution and consumer purchases.  In the case of retail sales, the Company expects that recurring revenues from service fees will offset any loss on the sale of the product.  This forward pricing, coupled with inventory adjustments for obsolescence and lower market valuations, resulted in a net margin loss in 2006 of $593. There were no special price protection programs or forward pricing discounts to retailers and certain service operator sales during the twelve months ended December 31, 2007.

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

Costs and Expenses.

Cost of Revenues. The cost of revenues, consisting of product and delivery costs relating to the delivery of video phones, was $3,046 and $3,369, respectively, for the twelve months ended December 31, 2007 and 2006.  Included in these costs for 2007 and 2006 were inventory adjustments for lower of cost or market valuations of $293 and $585, respectively. In 2007, costs for freight, warranty, royalty and other costs related to the product further increased the cost of revenues by $242 for the twelve months ended December 31, 2007.   For the year ended December 31, 2006, the charge for the lower of cost or market adjustments, freight charges, product rework expenses, reserves for warranty and other costs related to the product further increased the cost of revenues by $234.

Engineering and Development.  Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of the Company’s video phone product.  Engineering and development costs were $5,315 for the year ended December 31, 2007, compared with $6,238 for year ended December 31, 2006.    This decrease of $923, or 15%, reflects the Company’s reduced engineering staff, and related costs, in the third and fourth quarters of 2007 related to the Company’s efforts to reduce its expenses.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation (which includes compensation to manufacturer’s representatives and distributors), and attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs (which includes expenditures for co-op advertising and new market development) related to the continued introduction of the Company’s video phone product.  Sales and marketing costs were $2,479 for the twelve months ended December 31, 2007, compared with $3,395 for the twelve months ended December 31, 2006.  This decrease of $916, or 27%, for the twelve months ended December 31, 2007, when compared to the same period in 2006, reflects primarily a decrease in consumer marketing promotional expenditures, associated with the Company’s distribution and marketing support of its video phone product and staffing reductions and suspension of a portion or all salaries for a time period in the third and fourth quarters of 2007 for certain senior marketing  management partially offset by a $300 non-cash stock based consulting fee associated with the marketing of our video phone product, issued in the form of 375,737 shares of common stock ($267) and 100,000 common stock options($33).

General and Administrative.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees.  General and administrative expenses were $5,260 for the twelve months ended December 31, 2007, compared with $6,983 for the twelve months ended December 31, 2006.  This decrease of $1,723, or 25%, is primarily attributable to reduced staffing and suspension of a portion or all salaries for a time period in the third and fourth quarters of 2007 for certain senior administrative management.  In addition, the decrease for the twelve months ended December 31, 2007 also reflects a reduction of $1,114 of accrued penalties compared to the twelve months ended December 31, 2006 which was related to the private placement in August 2005 (for more details, refer to Note 2 of the accompanying consolidated financial statements for the twelve months ended December 31, 2007).

Interest and Other Income and Interest Expense.  Interest and other income consist of interest earned on cash and cash equivalents.  The interest and other income of $178 for the twelve months ended December 31,2007 decreased by $283 versus the twelve months ended December 31, 2006  This decrease is related to  reduced interest income earned on cash and cash equivalents.  During the twelve months ended December 31, 2007 and 2006, the Company earned interest on average cash balances of approximately $3,670 and $13,423, respectively.  Interest expense for the year ended December 31, 2007 was $466 compared to $194 for 2006.  This increase of $272, or 140%, primarily reflected accrued interest on the convertible debentures ($464) issued on August 11, 2006 and October 13, 2006 (see Note 2 of the accompanying consolidated financial statements for the year ended December 31, 2007).

Gain on trademark assignment.  In July, 2007, the Company sold its “Shadow” trademark to T-Mobile USA, Inc. and received $500.  In addition, the Company obtained a license to continue its use of the mark until July 7, 2009.  Shadow is the non-registered trademark currently used with respect to the Company’s Ojo PVP 900.  The Company has retained all ownership in Ojo, which is its primary registered mark.

Non Cash Change in Fair Value of Derivative Warrants and Conversion Options. For the twelve months ended December 31, 2007 the non cash change in fair value of derivative warrants and conversion options was a gain of $2,432.  For the twelve months ended December 31, 2006, the non cash change in fair value of derivative warrants and conversion options was a loss of $435.  These marked to market adjustments are primarily a result of changes in our common stock price at each reporting period related to our June 24, 2004 private placement of our Series A Convertible Preferred Stock and Warrants and our August 11, 2006 and October 13, 2006 private placements of secured Convertible Debentures and Warrants.  Future mark to market adjustments will relate only to the derivative warrant liability.

Amortization of Debt Discount.  For the twelve months ended December 31, 2007 and 2006 the amortization of the debt discount was $4,126 and $1,354 respectively, relating to the August 11, 2006 and October 13, 2006 private placements of secured convertible debentures.  This increase of $2,772, or 205%, reflects an increase of $2,299 in converted debt in 2007 compared to $1,321 in 2006.  The unamortized discount recognized upon conversion for the year 2007 was $3,212, compared to $1,350 for the year 2006.  The amortization of discount not related to debt conversions was $914 and $4, respectively, for the years 2007 and 2006. This discount for the August 11, 2006 convertible debenture issuance was initially recorded as $4,446, and the discount for the October 13, 2006 convertible debenture issuance was initially recorded as $3,979.  These discounts are being amortized using the effective interest rate method over the three year term of the convertible debentures (see Note 2 of the accompanying consolidated financial statements for the twelve months ended December 31, 2007).  .

Income Taxes.  We have incurred net operating losses since inception and accordingly have had no current income tax provision and have not recorded any income tax benefit for those losses.

Liquidity and Capital Resources.

As of December 31, 2007, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, are of high quality investment grade and have original maturities of less than three months.

At December 31, 2007, we had cash and cash equivalents of $1,081 as compared to cash and equivalents of $10,067 at December 31, 2006.  Net cash used in operating activities was $10,378 for the twelve months ended December 31, 2007, as compared to $16,154 used for the same period in 2006. This decrease of $5,776, or 36%, in net cash used in operating activities was primarily attributable to our decrease in expenditures during the twelve months ended December 31, 2007 compared to the same period in 2006, related primarily to decreases in staffing and suspension of a portion or all salaries for a time period in the third and fourth quarters of 2007 for certain senior management of approximately $710, decreases in product development expenditures of $485 and reduced advertising expenditures of $748.  In addition, reductions in accounts receivable of $925 and inventory of $1,179 contributed to the decrease of cash used in operations. Bad debt expense was recorded for the twelve months ended December 31, 2007 and 2006 of $19 and $0,

Cash used for investing activities was primarily a result of investments in equipment for product development and manufacture as well as for certain office equipment and leasehold improvements.   For the year ended December 31, 2007 and 2006, such investments were $132 and $410, respectively.  In addition, the Company received $500 for the assignment of certain trademarks in the year ended December 31, 2007..

Cash provided by financing activities is primarily a result of various private placements of our Company’s securities, the issuance of convertible debt,  the exercise of warrants, the exercise of non-executive employees’ and prior employees’ stock options and the sale of a certain Company  trademark during the twelve months ended December 31, 2007.  Total cash provided by financing activities was $1,024 for the year ended December 31, 2007, primarily related to the private equity placement of $1,000 of our Company’s securities, compared to $10,354 during the same period in 2006 primarily related to the issuance of convertible debt respectively.

Operations and Liquidity.

As shown in the accompanying consolidated financial statements, the Company has incurred recurring net losses and has an accumulated deficit of $261,575, stockholder’s deficiency of $1,462 and a working capital deficit of $2,380 as of December 31, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Our short term cash requirements and obligations include, inventory, accounts payable and capital expenditures from continuing operations, and operating expenses.

Long term cash requirement obligations are primarily related to convertible debenture issued on August 11 and October 13, 2006 and which mature on August 11 and October 13, 2009, respectively. The convertible debentures have an interest rate of 6% per annum and can be convertible into the common stock of the Company at the holder’s option.  As of December 31, 2007 the convertible debentures have an outstanding principle balance of $6,001 (before discount) and accrued interest of $658.

On February 5, 2008, February 13, 2008, February 15, 2008, and April 8, 2008 the Company received notices from YA Global, holder of the Company’s convertible debentures, claiming that the Company was in default of the terms of the debentures for stating its intent to wind down its business, failure to maintain current financial statements in the registration statement relating to the sale of the Company’s common stock issuable upon conversion of one of those debentures, failure to comply with a covenant to their satisfaction that provided for the disclosure of information they considered material,  and entering into the agreement with Aequus, and as a result YA Global was exercising its right to accelerate payment of the full principal amount of the debentures. While the registration statement was not effective as of December 31, 2007, the underlying alleged default with respect to the registration statement was in any event cured by the amendments to Rule 144 that became effective on February 15, 2008, obviating the need to maintain that registration statement. The Company has notified YA Global that it disputes these claims and whether they constitute a continuing event of default under the debentures. The Company has also notified YA Global that their right to accelerate payment is also disputed. The Company is working with YA Global in an effort to settle their disputes regarding the claimed defaults and acceleration. Although the Company disputes YA Global’s claims of default, and does not believe YA Global has any basis to accelerate payments on the debenture, the Company has reclassified the YA convertible debenture to a current liability on the accompanying consolidated financial statements, solely in light of the existence of the alleged claims.

To date, we have funded operations primarily through multiple private sales of equity securities, through the issuance of convertible debentures and through an initial public offering of common stock in April 1999. The financing secured on August 11, 2006 (see Note 2 of the accompanying consolidated financial statements for the year ended December 31, 2007) has added long term debt to the balance sheet and we have pledged substantially all of our assets as collateral.  We continue to evaluate the possibilities to obtain further additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources. In addition, during 2007 the Company has significantly cut its operating expenses, including a suspension of a portion or all salaries for a time period in the third and fourth quarters of 2007 for certain senior management of the Company.  Although no assurances can be made, the Company remains hopeful that sufficient working capital will be obtained.  If the Company is unable to obtain sufficient funds the Company may suspend operations which could have a material adverse impact on its business prospects.

Our ability to generate cash is dependent upon the sale of our Ojo product and on obtaining cash through capital markets.  We began generating revenue from commercial shipment of our Ojo product in April 2005 and we expect revenues to increase as the product continues to roll out to the marketplace. Depending on the ramp up of sales and the achievable margins, the increased level of sales activity should have a positive impact on our cash flows from operations, and could support our ability to meet our cash requirements in the long term. Given that our video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of our sales efforts could also have an adverse ability to raise additional financing.

The Company began generating revenue from commercial shipment of the Ojo product in April 2005.  Initially all product sales were conducted through General Instrument, the Company’s exclusive distributor, and all revenue was based upon sales of the Company’s products to General Instrument for their distribution to resellers.  In February 2006, its distributor relationship with General Instrument ended and the Company began to directly distribute and sell its products. Since the completion of the transition activities from General Instrument, the Company has been directly responsible for all of the sales and marketing efforts related to its Ojo products.   Although the Company was able to increase the number of distribution relationships with service providers and retailers carrying its products, incremental sales remained low, at least in part due to the nature of the product as one of the first entrants in a new product category, namely, personal video phones.  In the later part of the third quarter of 2007 product shipments commenced to VRS customers.  VRS is a form of Telecommunications Relay Service (TRS) that enables persons with hearing disabilities who use American Sign Language (ASL) to communicate with voice telephone users through video equipment, rather than through typed text.  The Company’s Ojo video phone provides this equipment link for the hard-of-hearing VRS user with a TRS operator (called a Communications Assistant, or CA) so that the VRS user and the CA can see and communicate with each other using ASL in signed conversation.  VRS enables deaf and hard-of-hearing customers to improve their connection with people in their personal and business lives. This market is particularly attractive since the use of video as part of the communication link is critical, and accordingly, the video phone is a major contributing component.  Entrance to the VRS market has contributed significantly to the Company’s efforts to increase product awareness and sales.  Depending on the continued ramp up of sales, and the achievable margin, the increased level of sales and service activity should have a positive impact on the Company’s cash flows from operations.

On February 4, 2008, the Company issued a current report on Form 8K indicating that it was in a dispute with Aequus over the payment of significant monies which the Company believed were owed to it.  The customer’s refusal to pay such monies had contributed to a shortfall in the operating cash available to the Company to continue operations, and accordingly, on January 30, 2008, the Company shut down its operations.  The Form 8K further indicated that this was a first step to winding down its business, which would occur if the Company was not able to secure payment of the monies believed to be owed to by the customer, and/or new financing.

On March 31, 2008, the Company entered into a new agreement with Aequus and Snap!VRS.  This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of service to Aequus, (ii) payment to the Company by Aequus of approximately $5 million in scheduled payments over the next ten months, (iii) agreement to arbitrate approximately $1.4 million additional dollars claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1.5 million of video phones by Aequus (the “Aequus Transaction’).  As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operating a video phone service for its customers.

Based on management’s internal forecasts and assumptions, including, among others, the receipt of the payments per our agreement with Aequus of March 31, 2008, assumptions regarding the proceeds that would result from the arbitration with Aequus of amounts the Company claims is owed to it by Aequus and assumptions regarding our short term cash requirements and our projected revenue growth, the Company might have sufficient cash on hand to meet its obligations into 2009. However, Aequus is a new company with an unproven track record and if Aequus is not successful, or if their activities do not lead to significant sales of its product, their operating results will be adversely affected, and their ability to pay all or any of the monies obligated per the agreement, including payment for products purchased or  the payment of any monies the Company is awarded as a result of  agreed arbitration with Aequus, may not materialize or could be significantly reduced and the Company may have insufficient capital to operate its business.

On October 4, 2007, the Company was delisted from the NASDAQ Capital Market and on October 10, 2007 was listed on the NASDAQ OTC Bulletin Board which made it subject to the SEC penny stock rules, and could adversely affect the market liquidity of the Company’s common stock and its ability to raise additional capital.

The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources, to obtain such financing.  There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all. No assurances can be given that additional financing transactions can be consummated. If the Company is unable to obtain sufficient funds the Company may further reduce the size of the organization or suspend operations which could have a material adverse impact on its business prospects. In order to stretch its current working capital to provide more time for the Company to obtain additional financing, in 2007 the Company significantly cut its operating expenses, including suspension of a portion or all salaries for a time period in the third and fourth quarters of 2007 for certain senior management of the Company.  No assurances can, however, be made that any of these efforts will be successful.

Related Parties

The Company has a current multi-year agreement with Mototech , an investor, to provide the Company with engineering and development support. As a result of this agreement, the Company has expensed approximately $415, and $64, respectively for the years ended December 31, 2006 and 2007.  Accounts payable to this investor amounted to $1,377 and $809 at December 31, 2006 and December 31, 2007, respectively. This agreement provides for contracted services, including hardware and software development, and the creation and development of tools to facilitate the Company’s engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company.  Net revenues from operations recognized from Mototech were approximately $406 and $2 for the years ended December 31, 2006 and 2007, respectively.  This investor accounted for approximately 14% and 0% of the revenues for the years ended December 31, 2006 and 2007, respectively.  Accounts receivable from this investor were $1and $8, respectively, as of December 31, 2006 and December 31, 2007.

Inflation

Inflation affects the cost of raw materials, goods and services used by the Company.  In recent years, inflation has been modest.  However, high oil costs can affect the cost of all raw materials and components.  If inflation were to raise the cost of goods and services materially, we may be forced to increase the price of our products which could make the products unattractive to our customers and consumers and could limit our sales and impact on our viability.  The Company seeks to mitigate the adverse effects of inflation primarily through improved productivity, technology advancements and in the future, through scale of volume efficiencies. The Company does not believe that inflation had a material impact on its results of operations for the periods presented.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of SFAS 157 is encouraged. The Company is currently evaluating the expected effect of SFAS No.157 on its consolidated financial statements and is currently not yet in a position to determine such effects.

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-02 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS  No.157. The Company is currently evaluating the expected effect of SFAS No.159 on its consolidated financial statements and is not yet in a position to determine such effects.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, Business Combinations.” SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent considerations, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141R would have an impact on accounting for businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An

Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon the adoption of SFAS No.160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interest and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“ SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 will be effective for the Company on January 1, 2008.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”, which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for the Company beginning on January 1, 2009. The adoption of this statement will change the disclosures related to derivative instruments held by the Company.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 8.  Financial Statements and Supplementary Data.

WORLDGATE COMMUNICATIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Stockholders

WorldGate Communications, Inc.

We have audited the accompanying consolidated balance sheets of WorldGate Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldGate Communications, Inc. and its subsidiaries as of December 31, 2007and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and had an accumulated deficit of $262 million, stockholders’ deficiency of $1.5 million and a working capital deficit of $2.4 million at December 31, 2007. The Company also experienced severe cash shortfalls, deferred payment of some of its operating expenses, and elected to shut down its operations for a period of time during 2008. Further curtailments of its operations could be necessary in the near future. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP

Melville, New York

April 16, 2008

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	As of December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,067	$1,081
Trade accounts receivable less allowance for doubtful accounts of $0 at December 31, 2006 and 2007	1,005	166
Other receivables	17	6
Inventory	1,600	1,057
Prepaid and other current assets	490	186
Total current assets	13,179	2,496
Property and equipment	4,494	4,627
Accumulated depreciation and amortization	(3,228)	(3,830)
Property and equipment, net	1,266	797
Deposits and other assets	121	121

Total assets	$14,566	$3,414

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$1,654	$747
Accrued expenses	1,240	2,016
Accrued compensation and benefits	48	74
Dividend payable on Preferred Stock	2	0
Detachable Warrants	997	236
Conversion option on Preferred Stock	11	0
Conversion option on convertible debt	7,044	0
Incentive sale claims liability	50	0
Warranty reserve	85	49
Deferred revenues	267	252
Convertible debenture payable (net of unamortized discount of $4,499 at December 31, 2007)	0	1,502
Total current liabilities	11,398	4,876
Long term liabilities:
Convertible debenture payable (net of unamortized discount of $8,625 at December 31, 2006)	1,025	0
Total liabilities	12,423	4,876

Commitments and contingencies
Redeemable Preferred Stock; 7,550 shares authorized, 166 shares issued and outstanding at December 31, 2006, and 0 issued and outstanding at December 31, 2007	141	0
Total Stockholders’ equity (deficiency):
Preferred Stock, $.01 par value, 13,492,450 shares authorized, and 0 shares issued December 31, 2006 and 2007	0	0
Common Stock, $.01 par value; 120,000,000 and 200,000,000 shares authorized at December 31, 2006 and 2007, respectively, 41,535,443 shares issued and outstanding at December 31, 2006 and 56,939,925 shares issued and outstanding at December 31, 2007	415	569
Additional paid-in capital	248,393	259,544
Accumulated deficit	(246,806)	(261,575)
Total stockholders’ equity (deficiency)	2,002	(1,462)
Total liabilities and stockholders’ equity (deficiency)	$14,566	$3,414

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS,  EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31, 2006	Year Ended December 31, 2007

Net revenues
Product revenues	$2,511	$2,565
Service revenues	265	705
Other revenues	0	175
Total net revenues	2,776	3,445
Cost of revenues	3,369	3,046
Gross margins	(593)	399
Engineering and development (excluding depreciation and amortization amounts of $384, and $382, respectively)	6,238	5,315
Sales and marketing (excluding depreciation and amortization amounts of $57 and $59, respectively)	3,395	2,479
General and administrative (excluding depreciation and amortization amounts of $279 and $161, respectively)	6,983	5,260
Depreciation and amortization	720	602
Total expenses from operations	17,336	13,656

Loss from operations	(17,929)	(13,257)
Other income (expense)
Interest and other income	461	178
Gain on trademark assignment	0	500
Change in fair value of derivative warrants and conversion options	(435)	2,432
Gain on contract termination	1,843	0
Amortization of debt discount	(1,354)	(4,126)
Interest expense	(194)	(466)
Total other income (expense)	321	(1,482)
Net loss	(17,608)	(14,739)
Accretion on preferred stock, dividends and deemed dividends	(106)	(30)
Net loss attributable to common stockholders	$(17,714)	$(14,769)
Net loss per common share (Basic and Diluted)	$(0.44)	$(0.32)
Weighted average common shares outstanding (Basic and Diluted)	39,992,499	45,934,717

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(DOLLARS AND SHARES IN THOUSANDS)

	Common Stock		Additional Paid-In	Accumulated	Total Stock holders’ Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at January 1, 2006	39,511	395	242,414	(229,092)	13,717
Issuance of Common Stock pursuant to employee stock purchase plan	18		27		27
Issuance of Common Stock with sale of convertible debenture	177	2	(2)		0
Issuance of Common Stock upon settlement of penalties	415	4	479		483
Issuance of Common Stock upon conversion of preferred stock	202	2	332		334
Issuance of Common Stock upon conversion of convertible debenture	1,146	11	1,339		1,350
Reclassification of conversion option liability upon conversion			1,020		1,020
Issuance of warrants in connection with sale of convertible debenture			230		230
Reclassification of derivative warrants			1,521		1,521
Non-cash stock based compensation			837		837
Cancellation of accrued investment fees			171		171
Deemed dividend upon conversion				(68)	(68)
Issuance of Common Stock to settle accrued preferred stock dividends	9		14		14
Exercise of Stock Options	57	1	11		12
Accretion on preferred stock and dividends				(38)	(38)
Net Loss				(17,608)	(17,608)
Balance at December 31, 2006	41,535	$415	$248,393	$(246,806)	$2,002
Issuance of Common Stock upon related party investment	2,564	26	974		1,000
Issuance of Common Stock pursuant to employee stock purchase plan	42		24		24
Issuance of Common Stock for marketing services	376	4	263		267
Issuance of Common Stock upon conversion of redeemable preferred stock	327	3	163		166
Issuance of Common Stock to settle accrued preferred stock dividends	9		6		6
Issuance of Common Stock upon conversion of convertible debenture	12,087	121	3,529		3,650
Reclassification of derivative liability			5,384		5,384
Non-cash stock based compensation			808		808
Deemed dividend upon conversion				(4)	(4)
Accretion on preferred stock and dividends				(26)	(26)
Net Loss				(14,739)	(14,739)
Balance at December 31, 2007	56,940	$569	$259,544	$(261,575)	$(1,462)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Year Ended December 31, 2006	Year Ended December 31, 2007

Cash flows from operating activities:
Net loss	$(17,608)	$(14,739)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	720	602
Amortization of debt discount	1,354	4,126
Change in fair value of derivative warrants and conversion options	435	(2,432)
Gain on contract termination	(1,843)	0
Write down of inventory	585	293
Non-cash stock based compensation	837	1,075
Gain on trademark assignment	0	(500)
Bad debt expense	0	19
Changes in operating assets and liabilities:
Trade accounts receivable	(872)	53
Other receivables	9	11
Inventory	(162)	1,017
Prepaid and other current assets	(272)	304
Accounts payable	(41)	(908)
Accrued expenses	487	726
Accrued compensation and benefits	12	26
Warranty reserve	(18)	(36)
Deferred revenue	223	(15)
Net cash used in operating activities	(16,154)	(10,378)

Cash flows from investing activities:
Purchase of property and equipment	(410)	(132)
Cash from trademark assignment	0	500
Net cash used in (provided by) investing activities	(410)	368

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	10,315	0
Proceeds from issuance of common stock	27	1,024
Proceeds from the exercise of stock options	12	0
Net cash provided by financing activities	10,354	1024
Net decrease in cash and cash equivalents	(6,210)	(8,986)
Cash and cash equivalents, beginning of year	16,277	10,067
Cash and cash equivalents, end of year	$10,067	$1,081

See Note 13 for supplemental cash flow information disclosures

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

1.  Basis of Presentation

The consolidated financial statements of WorldGate Communications, Inc. (“WorldGate” or the “Company”) presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual reports on Form 10-K.  WorldGate was incorporated in Delaware in 1996 to succeed to the business of the predecessor company, WorldGate Communications, L.L.C., which commenced operations in March 1995.  WorldGate has developed a video phone designed specifically for personal video communication, and is differentiated, both from competitors and from previous efforts at personal video telephony, by providing: true-to-life communication (meaning that images and sounds are synchronized, that there are minimum delays between the two ends of the communication, and that the quality of the images is similar to what is perceived with traditional television); ease of deployment by high-speed data, or HSD, operators as well as businesses; a highly styled ergonomic design; and interoperation with the public switched telephone network, or PSTN.

The consolidated financial statements of the Company include the accounts of WorldGate Communications, Inc. and its wholly owned subsidiaries WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Services LLC, Ojo Video Phone LLC and WorldGate Acquisition Corp.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s business model is primarily based upon the sale of Ojo video phones and related products and services.  It is the Company’s plan for Ojo video phones to be sold to the Video Relay Service (“VRS”) market (VRS is a form of Telecommunications Relay Service (TRS) that enables persons with hearing disabilities who use American Sign Language (ASL) to communicate with voice telephone users through video equipment, rather than through typed text, which is particularly attractive since the use of video as part of the communication link is critical, and accordingly, the video phone is a major contributing component.  The friends and family of the deaf and hard of hearing customers are a natural expansion to the VRS market.  It is also the Company’s plan for video phones to be distributed through and in partnerships with HSD network providers, as well as through traditional electronics distribution channels.  Video phone service, using the Ojo video phone, is expected to be offered by HSD network providers as a means of attracting new HSD subscribers as well as maintaining existing subscribers.  The Company believes that HSD network providers could realize recurring incremental revenue streams associated with offering products such as the Company’s Ojo video phone, and accordingly the Company believes they will embrace the concept and business model.  The suggested consumer offering for a video phone service follows the traditional HSD model, which may involve a subsidy of the required hardware by the recurring service fee.  The Company anticipates that video phone service subscribers will be able to either purchase Ojo or lease a unit from the HSD network provider.  There is also a parallel market for sales of video phones directly to consumers through the standard consumer electronic channels.  Sales of Ojo video phones through these retail channels still require a video phone service and the Company is currently offering such a video phone service, with a an associated monthly service fee, for units sold in this manner.  Ojo is being marketed domestically and internationally to both the residential and business sectors through the standard consumer and business electronics channels.

2.  Summary of Significant Accounting Policies

Liquidity and Going Concern Considerations

As of December 31, 2007 the Company had cash and cash equivalents of $1,081.  The operating cash used in operations for the year ended December 31, 2007 was $10,378.  The funds the Company received as a result of private placements of its securities on December 1, 2003 and December 4, 2003, January 21, 2004, April 22, 2004, June 24, 2004, December 15, 2004, August 3, 2005, August 11, 2006 and October 13, 2006 have permitted it to fund the development of the Company’s business.

The Company had $4,876 of liabilities and substantially all of its assets are pledged as collateral as of December 31, 2007. These liabilities include $236 of detachable warrants related to the Company’s private placement of preferred stock in June 2004 and $6,001 (including debt discount of $4,499) of debt liability related to the Company’s financing in August 2006.

The Company’s short term cash requirements and obligations include, inventory, accounts payable and capital expenditures from operations, and operating expenses.

The Company has incurred recurring net losses and has an accumulated deficit of $261,575, stockholder’s deficiency of $1,462 and a working capital deficit of $2,380 as of December 31, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

On August 11, 2006 the Company completed a private placement with an institutional investor of convertible debentures in the aggregate principal amount of up to $11,000.  These convertible debentures have a maturity of three years, an interest rate of 6% per annum, and are convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted average closing price (“VWAP”) of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions).  Interest is payable at maturity, and the Company may elect to pay the interest amount in cash or shares of its common stock.  Through December 31, 2007 the investors converted $4,999 of the convertible debt into 13,233,224 shares of the Company’s common stock. During the period January 1, 2008 through April 16, 2008 the investors converted an additional $63 of convertible debt into 840,571 additional shares of the Company’s common stock.

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

On February 5, 2008, February 13, 2008, February 15, 2008, and April 8, 2008 the Company received notices from YA Global, holder of the Company’s convertible debentures, claiming that the Company was in default of the terms of the debentures for stating its intent to wind down its business, failure to maintain current financial statements in the registration statement relating to the sale of the Company’s common stock issuable upon conversion of one of those debentures, to comply with a covenant to their satisfaction that provided for the disclosure of information they considered material, and entering into the agreement with Aequus Technologies Corp. and Snap Telecommunications, Inc. (collectively “Aequus”), a provider of VRS and Video Remote Interpreting (VRI) services for the deaf and hard of hearing, and as a result YA Global was exercising its right to accelerate payment of the full principal amount of the debentures.  While the registration statement was not effective as of December 31, 2007, the underlying alleged default with respect to the registration statement was in any event cured by the amendments to Rule 144 that became effective on February 15, 2008, obviating the need to maintain that registration statement.  The Company has notified YA Global that it disputes these claims and whether they constitute a continuing event of default under the debentures.  The Company has also notified YA Global that their right to accelerate payment is also disputed.  The Company is working with YA Global in an effort to settle their disputes regarding the claimed defaults and acceleration.  Although the Company disputes YA Global’s claims of default, and does not believe YA Global has any basis to accelerate payments on the debenture, the Company has reclassified the YA Global convertible debenture to a current liability on the balance sheet, solely in light of the existence of the alleged claims.

The Company’s ability to generate cash is dependent upon the sale of its Ojo product and on obtaining cash through capital markets.  The Company began generating revenue from the commercial shipment of its Ojo product in April 2005 and the Company expects revenues to increase as the product continues to roll out to the marketplace.  Depending on the ramp up of sales and the achievable margins, the increased level of sales activity should have a positive impact on the Company’s cash flows from operations, which will support its ability to meet its cash requirements in the long term.  Given that the Company’s video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize.  The lack of success of the Company’s sales efforts could also have an adverse ability to raise additional financing.

On April 28, 2004, the Company entered into a multi-year agreement with General Instrument Corporation d/b/a the Connected Home Solutions Business of Motorola, Inc. (“General Instrument”) for the worldwide distribution of the Ojo personal video phone.  This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products.  The Company began generating revenue from commercial shipment of the Ojo product in April 2005.  Initially all product sales were conducted through General Instrument, its exclusive distributor and all revenue was based upon sales of the Company’s products to General Instrument for their distribution to resellers.  In February 2006, its distributor relationship with General Instrument ended and the Company began to directly distribute and sell its products.  Since the completion of the transition activities from

General Instrument, the Company has been directly responsible for all of the sales and marketing efforts related to its Ojo products.  Although the Company was able to increase the number of distribution relationships with service providers and retailers carrying its products, incremental sales remained low, at least in part due to the nature of the product as one of the first entrants in a new product category, namely, personal video phones.  In the latter part of the third quarter of 2007 product shipments commenced to VRS customers.  The Company’s Ojo video phone provides this equipment link for the hard-of-hearing VRS user with a TRS operator (called a Communications Assistant, or CA) so that the VRS user and the CA can see and communicate with each other using ASL in signed conversation.  VRS enables deaf and hard-of-hearing customers to improve their connection with people in their personal and business lives.  This market is particularly attractive since the use of video as part of the communication link is critical, and accordingly, the video phone is a major contributing component.  Entrance to the VRS market has contributed significantly to the Company’s efforts to increase product awareness and sales.  Depending on the continued ramp up of sales, and the achievable margin, the increased level of sales and service activity should have a positive impact on the Company’s cash flows from operations.

On February 4, 2008, the Company announced that it was in a dispute with Aequus over the payment of significant monies which the Company believed were owed to it.  The customer’s refusal to pay such monies had contributed to a shortfall in the operating cash available to the Company to continue operations, and accordingly, on January 30, 2008, the Company shut down its operations.  The announcement further indicated that this was a first step to winding down its business, which would occur if the Company was not able to secure payment of the monies believed to be owed to it by the customer, and/or new financing.

On March 31, 2008, the Company entered into a new agreement with Aequus and Snap!VRS. This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of service to Aequus, (ii) payment to the Company by Aequus of approximately $5 million in scheduled payments over the next ten months, (iii) agreement to arbitrate approximately $1.4 million additional dollars claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1.5 million of video phones by Aequus (the “Aequus Transaction’).  As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operating a video phone service for its customers.

 Based on management’s internal forecasts and assumptions, including, among others, the receipt of the payments per its agreement with Aequus of March 31, 2008, assumptions regarding the proceeds that might result from the arbitration with Aequus of amounts the Company claims is owed to it by Aequus and assumptions regarding its short term cash requirements and its projected revenue growth, the Company might have sufficient cash on hand to meet its obligations into 2009. However, Aequus is a new company with an unproven track record and if Aequus is not successful, or if their activities do not lead to significant sales of its product, their operating results will be adversely affected, and its ability to pay all or any of the monies obligated per the agreement, including payment for products purchased or the payment of any monies the Company is awarded as a result of agreed arbitration with Aequus, may not materialize or could be significantly reduced and the Company may have insufficient capital to operate its business.

On October 4, 2007, the Company was delisted from the NASDAQ Capital Market and on October 10, 2007 was listed on the NASDAQ OTC Bulletin Board which made it subject to the Securities Exchange Commission (“SEC”) penny stock rules, and could adversely affect the market liquidity of the Company’s common stock and its ability to raise additional capital.  No assurances can be given that additional financing transactions can be consummated. .

The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources, to obtain such financing. There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all.  If the Company is unable to obtain sufficient funds the Company may suspend operations which could have a material adverse impact on its business prospects. No assurances can be given that additional financing transactions can be consummated. If the Company is unable to obtain sufficient funds the Company may further reduce the size of the organization or suspend operations which could have a material adverse impact on its business prospects. In order to stretch its current working capital to provide more time for this to happen, in 2007 the Company significantly cut its operating expenses, including suspension of a portion or all salaries for a time period in the third and fourth quarters of 2007 for certain senior management of the Company.  No assurances can, however, be made that these efforts will be successful.

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

Risks and uncertainties

The Company’s primary line of business is the development and sale of video phone products and technology. Although the Company has launched its first product based on this technology and, although the Company has realized some revenues for the commercial sale of its product, the revenues to date have not been substantial. Given the early stage of its product and the lack of operating history in the video phone business, it is difficult to predict its future results.

On April 28, 2004, the Company entered into a multi-year agreement with General Instrument for the worldwide distribution of the Ojo personal video phone. This agreement provided for General Instrument to be WorldGate’s exclusive distributor of its broadband video phone products and for WorldGate to be General Instrument’s exclusive supplier of its broadband video phone products.  On February 17, 2006, the Company mutually agreed with General Instrument to end this agreement.  The ending of this agreement immediately terminated this exclusivity for both parties, and accordingly enabled WorldGate to expand its focus in bringing Ojo to the marketplace. In addition to its current role for development and manufacture of Ojo, WorldGate assumed direct responsibility and control for the advertising, marketing, and distribution of its products.  As part of ending its agreement with General Instrument, and in anticipation of WorldGate inventory requirements as a result of taking full responsibility for product distribution, WorldGate negotiated the right to buy back about two-thirds of the units sold to General Instrument, valued at approximately $2,765 (based upon the original sales price to General Instrument), for approximately $1,064. This is less than half of what it would cost the Company to purchase the same inventory from its manufacturing sources.  As a result, the Company recorded a reserve for returns and reduced revenue in the amount of approximately $2,310 during the fourth quarter of 2005.  In addition, the Company recorded no revenue for units shipped to General Instrument in the first quarter 2006 and for the year ended December 31, 2006 has recorded a gain on termination of this agreement of approximately $1,843 as a result of the lower purchase price of the inventory repurchased from General Instrument ($1,393, net of the cost of rework for rebranding the product and the adjustment of the inventory to its current replacement value) and reversal of the product refund program reserve ($212) as well as an adjustment of the warranty reserve for products repurchased ($233), both of which resulted from termination of the Company’s agreement with General Instrument. Subsequent to the ending of the agreement with General Instrument the Company is depending upon distribution partners, including, for example, wholesalers, retailers and service providers, to provide the worldwide sales and distribution of the Ojo video phone. If the Company’s partners are not successful, or if their activities do not lead to significant sales of its product, operating results will be adversely affected, revenue may not materialize or could be significantly reduced and the Company could lose potential customers.

On May 9, 2006 the Company entered into a multiyear agreement with Aequus for them to purchase Ojo video phones through its wholly owned subsidiary Snap Telecommunications Inc., (Snap!VRS) , a provider of Video Relay Services (VRS) and Video Remote Interpreting (VRI) services for the deaf and hard of hearing.  On June 20, 2007 the Company announced that it had expanded its relationship with Aequus and Snap!VRS modifying their earlier agreement and on March 31, 2008, the Company entered into a new agreement with Aequus Technologies Corp. and Snap Telecommunications, Inc. (collectively “Aequus”.)  This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of service to Aequus, (ii) payment to the Company by Aequus of approximately $5 million in scheduled payments over the next ten months, (iii) agreement to arbitrate approximately $1.4 million claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1.5 million of video phones by Aequus (the “Aequus Transaction’).  As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operating a video phone service for its customers. . The Company currently is heavily dependent on Aequus for the majority of its revenue.  If Aequus is not successful, or if their activities do not lead to significant sales of its product, its operating results will be adversely affected, and their ability to pay all or any of the monies obligated per the agreement, including for products purchased or the payment of any monies the Company is awarded as a result of agreed arbitration with Aequus, may not materialize or could be significantly reduced and the Company may have insufficient capital to operate its business.  The loss of business or payments from Aequus could materially impair the Company’s continuing operations.

The Company also depends on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key components and services critical for the product the Company is developing in its video phone business. The components and raw materials used in the Company’s Ojo video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability. A formal relationship with Mototech has been established for the volume manufacture of Ojo. The Company’s non exclusive agreement with Mototech allows either party to terminate the agreement with 90 days prior notice. At the present time Mototech is the Company’s sole manufacturer of its video phones.  If Mototech or other providers of components and/or manufacturing services do not produce these components or provide their services on a timely basis, if the components or services do not meet the Company’s specifications and quality control standards, or if the components or services are otherwise flawed, the Company may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage the Company’s reputation and could adversely affect its operating results. As a result, the Company could lose potential customers and any revenues that it may have at that time may decline dramatically.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2007 the Company maintained cash balances at financial institutions, which exceeded the $100 FDIC limit.

Accounts Receivable

                The Company records accounts receivable at the invoiced amount.  Management reviews the receivable balances on a monthly basis.  Management analyzes collection trends, payment patterns and general credit worthiness when evaluating collectibility and requires letters of credit whenever deemed necessary.  Additionally, the Company may establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information.  Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of December 31, 2007, the Company did not have an allowance for doubtful accounts or any off-balance sheet credit exposure related to its customers.  At December 31, 2007, approximately 82% of accounts receivable were concentrated with one domestic customer.  At December 31, 2006, approximately 95% of accounts receivable was concentrated with five customers.  The Company had two distribution customers that represented 8% of accounts receivable, and had two major international telecommunications customers that represented 82% of accounts receivable at December 31, 2006.  Trade accounts receivable at December 31, 2006 and 2007 were $1,005 and $166, respectively.  Bad debt expense recorded for the years ended December 31, 2007 and 2006 was $19 and $0, respectively.

Inventory

The Company’s inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined on a First-in, First-out (“FIFO”) cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. To motivate trials and sales of its Ojo product, the Company has historically subsidized, and plans in the future to continue to subsidize, certain of its product sales to customers that result in sales of inventory below cost.  In accordance with Accounting Research Bulletin (“ARB”) No. 43, the Company reflects such inventory at the lower of cost or market and has reduced its inventory at December 31, 2007 and December 31, 2006 by $293 and $97, respectively, to reflect such valuation.  Any significant unanticipated changes in the factors noted above could have an impact on the value of the Company’s inventory and its reported operating results. At December 31, 2007 and 2006 the Company’s inventory balance was $1,057 and $1,600, respectively. In 2007 and 2006, the Company’s inventory was reduced by $293 and $585, respectively to their estimated net realizable values.

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

Statements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” provides guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.

Accrued Expenses

                Accrued expenses at December 31, 2007 primarily consist of $802 of inventory purchases and $658 of interest on convertible debentures as described below in “Accounting for Preferred Shares and Derivative Shares.” Accrued expenses at December 31, 2006 primarily consisted of various media advertising cost of $374 and $194 of interest on convertible debentures.

Accounting for Preferred Shares and Derivative Shares

In June 2004, WorldGate completed a private placement of preferred stock. The preferred stock had a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company’s option. The preferred stock had a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months, and the ability to be redeemed at maturity in cash or, at the Company’s option, subject to certain conditions had the potential to not be solely under the control of the Company, through the issuance of the number of shares of common stock determined by dividing the liquidation preference of the preferred shares by the then average market price over the ten consecutive trading days prior to the date of conversion.  If the effectiveness of the registration statement lapsed, the Company ceased to be listed on certain specified exchanges and trading in the Company’s stock is suspended or a change in control occurred with respect to the Company, the Company could have been required to settle redemption of the preferred stock with cash instead of its common shares.  Furthermore, since the market price of the Company’s common stock cannot be predicted, the actual number of shares of the Company’s common stock that could have been required if a redemption was made through the issuance of common stock also could not be predicted. The private placement included numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.0% per month for unredeemed preferred shares once registration of the shares lapsed and until the registration again became effective.

The preferred stock had embedded conversion options. Specifically, the holders of the preferred stock could have converted their shares into the Company’s common stock at a conversion price of $2.35 per preferred share. In addition the Company could have forced conversion of the preferred stock into common stock if the Company achieved certain price targets for its common stock and satisfaction of certain other conditions, such as the existence of an effective registration statement. In either event the conversion price was subject to adjustment if, at any time after the date the preferred shares were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the conversion price of the preferred shares on the date of such issuance or sale.  Accordingly, the number of common shares issuable upon the conversion of the preferred shares could not be predicted.  Furthermore, net-cash settlement could have been required in the event of conversion default under certain circumstances that could not be solely under the control of the Company.  If the effectiveness of the registration statement lapsed, the Company ceased to be listed on certain specified exchanges and trading in the Company’s stock was suspended or a change in control occurs with respect to the Company, the Company could have been required to settle a conversion of the preferred stock with cash instead of its common shares.

Also, as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of its common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of its common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale.  Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted.  As of September 30, 2006, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised.  All of the additional investment rights had been exercised as of June 30, 2006.  Based on anti-dilution provisions contained within this private placement the $2.69 warrants were modified to an exercise price of $0.69 as of December 31, 2007 and the number of outstanding warrants were increased by 1,978,970 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.  Based on anti-dilution provisions contained within this private placement the $3.14 warrants were also modified to an exercise price of $0.76 as of December 31, 2007 and the number of outstanding warrants were increased by 2,332,045 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.  Based on anti-dilution provisions contained within this private placement the $2.69 warrants were further modified to an exercise price of $0.23 as of March 31, 2008 and the number of outstanding warrants were increased by an additional 5,202,945 to a total of   7,181,914 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.  Based on anti-dilution provisions contained within this private placement the $3.14 warrants were also further modified to an exercise price of $0.25 as of March 31, 2008 and the number of outstanding warrants were increased by an additional 6,242,552 to a total of 8,574,597 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.

Of the 7,550 preferred shares issued under this private placement, all shares have been redeemed as of December 31, 2007.

With respect to the Company’s accounting for the preferred stock, Emerging Issues Task Force (“EITF”) Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the preferred stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential failure in the Company’s ability to maintain an effective registration statement. Furthermore, the actual number of shares of common stock required to satisfy redemption is based upon the market value of the common stock at the time of the redemption, which cannot be predicted. Accordingly, the Company has classified the preferred stock as temporary equity and the value ascribed to the redeemable preferred stock upon initial issuance, i.e. at June 24, 2004, was the amount received in the transaction minus the fair value ascribed to the conversion options and warrants. The initial value of the redeemable preferred stock is accreted up to the redemption value (the amount received in the transaction) over the future relevant periods using the interest method. The value of the redeemable preferred stock at December 31, 2007 was $0.

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

The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings.  On June 23, 2007, the holder converted the remaining 166 shares of preferred stock into 326,471 shares of common stock.  As a result of this conversion, the conversion option liability was reclassified to equity.  The remaining warrants are valued using the Black-Scholes valuation model. At December 31, 2006 and 2007, the closing common stock price was $1.34 and $0.19, respectively, applicable volatility rates were 99% and 108%, respectively, and the period close risk-free interest rates as of December 31, 2006 were between 4.70% and 4.78% for the instrument’s contractual life of between 0.5 for the conversion option, and 2.5 years for the warrants (continuously compounded), and as of December 31, 2007 the period close risk-free interest rates were 3.20%  for the instrument’s contractual remaining life of  1.5 years for the warrants (continuously compounded), and represent the key assumptions used in the valuation calculation.  The result was a $50 non cash charge for the year ended December 31, 2006, and a $772 non cash gain for the year ended December 31, 2007.

After the mark to market adjustments, the balances of the conversion option derivative liability and the warrants derivative liability were $11 and $977, respectively, at December 31, 2006, and $0 and $236, respectively, at December 31, 2007.

Accounting for Secured Convertible Debenture and Related Warrants.

On August 11, 2006 the Company completed a private placement with an institutional investor of a convertible debenture in the aggregate principal amount of  $11,000.  This convertible debenture has a maturity of three years, an interest rate of 6% per annum, and is convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted closing price (“VWAP”) of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions). The number of shares available is subject to an overall limit on the number of issuable shares , as further described below.  Interest is payable at maturity, and the Company may elect to pay the interest amount in cash or shares of its common stock. There was $658 of accrued interest as of December 31, 2007.  Through December 31, 2007 the investors converted $4,999 of the convertible debt into 13,233,225 shares of the Company’s common stock. During the period January 1, 2008 through April 16, 2008 the investors converted an additional $63 into 840,571 additional shares of the Company’s common stock.

The Company received $6,000 ($5,615, net of transaction costs) upon the closing of the transaction on August 11, 2006 (the “First Tranche”) and the remaining $5,000 ($4,700, net of transaction costs) was received on October 13, 2006 (the “Second Tranche”) after receiving stockholder approval on October 11, 2006 and obtaining an effective registration of the shares of common stock issued and issuable upon conversion of the convertible debentures in the First Tranche of this transaction.  On May 18, 2007 the Company and the investor amended the terms of the secured convertible debentures to remove the investor’s ability, upon conversion of the debentures, to demand cash in lieu of shares of common stock and to clarify that the Company may issue restrictive shares if there is no effective registration statement at the time of conversion. The terms of the convertible debentures were amended to permit the Company to reclassify the derivative conversion option liability embedded in the convertible debentures from debt to equity.

The Company has the right to redeem all or any portion of the principal amount of the convertible debentures in cash at any time upon not less than four business days notice if the closing price of its stock is less than $1.75 per share.  Such early redemption will, however, require the Company to pay a 10% prepayment premium.  In addition, without any prepayment premium, the Company has the right to force the holders to convert a maximum of $500 of the principal amount of the convertible debenture in any thirty day period if for five consecutive trading days the VWAP of its common stock is above $1.925 per share but less then $3.50 per share and providing the daily trading volume exceeds 200,000 shares for these five days, and certain other conditions are met.  If the VWAP of the Company’s common stock is greater than $3.50 per share for 30 consecutive trading days, the daily trading volume exceeds 250,000 shares for five days prior, and if certain other conditions are met, the Company can also force the holder to convert all or any portion of the outstanding principal and interest into shares of its common stock without any prepayment premium.

There are some restrictions on the holder’s right to convert the convertible debentures.  The holder cannot make any conversions below $1.75 per share (i) until the earlier of the date registered common stock can be issued pursuant to such conversion or January 1, 2007, (ii) which would exceed $500 in principal amount in any calendar month, or (iii) which would result in the issuance of more than 840,000 shares of the Company’s common stock per calendar month (provided that this maximum share limit will be waived by the Company unless it elects to pay the holder in cash the difference in value between 840,000 shares and the number of shares the holders wishes to convert, up to the $500 per month conversion limit). On May 31, 2007, the Company waived this maximum share limit for a certain conversion of $500, and permitted the issuance of an additional 286,634 shares of common stock, in lieu of making a cash payment.  If the Company is in default under the convertible debentures, these limitations are waived. The holder is also not restricted in making conversions at $1.75.  In no case, however may the holder convert the convertible debentures if it would result in beneficial ownership of more than 9.99% of the Company’s outstanding common stock (though this provision can be waived by the holder upon 65 days prior notice).  If the Company, at any time while the convertible debentures are outstanding, shall (a) pay a stock dividend or otherwise make a distribution or distributions on shares of its common stock or any other equity or equity equivalent securities payable in shares of common stock, (b) subdivide outstanding shares of common stock into a larger number of shares, (c) combine (including by way of reverse stock split) outstanding shares of common stock into a smaller number of shares, or (d) issue by reclassification of shares of the common stock any shares of capital stock of the Company, then the convertible debenture holder is entitled to have the conversion price adjusted to correspond to common stock holders’ rights to any such stock dividend, stock split, stock combination or reclassification of shares. The $1.75 conversion price is also subject to a weighted average dilution adjustment if the Company issues shares (apart from certain excluded issuances) of its capital stock at an effective price per share less than the conversion price, as defined above. The Company received a one-time waiver from its institutional investor of the dilution adjustment related to the issuance of common stock and warrants to Antonio Tomasello, a private investor and father of David Tomasello, a director of the Company.  The Company also granted the convertible debentures holders a security interest in substantially all of its assets.  Moreover, the Company is required to register the shares of common stock issuable to the investor for resale to the public pursuant to a registration rights agreement, containing customary terms, conditions and indemnities.  The private placement includes numerous provisions intended to protect the institutional investor, including a cash payment penalty in which the Company shall pay liquidated damages to the selling security holder in the event that (i) a registration statement is not timely filed, (ii) a registration statement is not timely declared effective by the SEC or (iii) sales cannot be made pursuant to the registration statement.  Such liquidated damages shall be equal to 1% of the liquidated value of the outstanding convertible debentures for each thirty day period in which the Company fails to satisfy provisions (i), (ii) or (iii) above.  In no event, however, shall liquidated damages exceed 12% of the aggregate purchase price of $11,000, which is $1,320.  Pursuant to the Amendment and Waiver, dated November 22, 2006, as amended, between the Company and the selling security holder, the parties eliminated liquidated damages for the Company’s failure to satisfy clauses (i) and (ii) above in connection with the Second Tranche.  Accordingly, the Company has recorded no liability in connection with these liquidated damage provisions.

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

On February 5, 2008, February 13, 2008, February 15, 2008, and April 8, 2008 the Company received notices from YA Global, holder of the Company’s convertible debentures, claiming that the Company was in default of the terms of the debentures for stating its intent to wind down its business, failure to maintain current financial statements in the registration statement relating to the sale of the Company’s common stock issuable upon conversion of one of those debentures, to comply with a covenant to their satisfaction that provided for the disclosure of information they considered material, and entering into the agreement with Aequus Technologies, and as a result YA Global was exercising its right to accelerate payment of the full principal amount of the debentures. While the registration statement was not effective as of December 31, 2007, the underlying alleged default with respect to the registration statement was in any event cured by the amendments to Rule 144 that became effective on February 15, 2008, obviating the need to maintain that registration statement. The Company has notified YA Global that it disputes these claims and whether they constitute a continuing event of default under the debentures. The Company has also notified YA Global that their right to accelerate payment is also disputed. The Company is working with YA Global in an effort to settle their disputes regarding the claimed defaults and acceleration.  Although the Company disputes YA Global’s claims of default, and does not believe YA Global has any basis to accelerate payments on the debenture, the Company has reclassified the YA convertible debenture to a current liability on the accompanying balance sheet, solely in light of the existence of the alleged claims.

Prior to the May 18, 2007 amendment, subject to the share limitation, as discussed above, the actual number of shares of the Company’s common stock that would be required if a conversion of the convertible debenture was made through the issuance of common stock could not be predicted.  If the Company’s requirements to issue shares under these convertible debenture agreements had exceeded the share limitation, or if it was not listed or quoted for trading on at least the NASDAQ OTC Bulletin Board, the Company could have been required to settle the conversion of the convertible debentures with cash instead of its common stock.

The Company initially accounted for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”)  SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19.  EITF 00-19 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control that they should be classified as a liability measured at fair value on the balance sheet.  Effective January 1, 2007, the Company adopted the provisions of EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in Financial Accounting Standards Board (“FASB”) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). Under EITF 06-7, at the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. The adoption of EITF 06-7, had the effect that on May 18, 2007, on account of the Company’s amendment of its convertible debenture, $4,335 of the derivative liability was reclassified to stockholders’ equity (see Note 2 of the accompanying consolidated financial statements for the twelve months ended December 31, 2007). The discount on the convertible debentures of $5,240 continues to be amortized until October 2009.

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

Through May 18, 2007 the Company accounted for the conversion options using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The conversion option was valued at May 18, 2007, the effective date of the amendment to the convertible debenture to remove the cash settlement option, using the Black-Scholes valuation model, applying the actual common stock price on May 18, 2007 ($0.53), applicable volatility rate (97%), and the period close risk-free interest rates (4.82%) for the instrument’s remaining contractual lives of 2.24 for the First Tranche and 2.41 years for the Second Tranche.

At the initial recording of the First Tranche, the sum of the fair values of the conversion feature and the warrants, $5,714 in the aggregate, exceeded the net proceeds of $5,615.  The difference of $99 was charged to the provision for fair value adjustment, upon issuance during the third quarter of 2006.  Accordingly, the Company recorded a discount equal to the face value of the convertible debenture, which will be amortized using the effective interest rate method over the three year term.  The common stock issued as fees in the transaction was recorded at a net value of $0, as there was no residual value remaining.

At October 13, 2006, in connection with the $5,000 Second Tranche, the convertible feature of the convertible debenture was recorded as a derivative liability of $3,449 and the warrants were recorded as additional paid in capital of $230.

For the Second Tranche issuance on October 13, 2006, the Company recorded a discount of $3,979, which is being amortized using the effective interest method over the three year term.

During the years ended December 31, 2007 and 2006, $3,649 and $1,350 respectively in face value of the convertible debentures was converted, resulting in the issuance of 12,086,946 and 1,146,279 shares of common stock respectively.  As a result of the amortization and conversion, $4,126 of the discount on the convertible debenture has been charged to discount amortization and approximately $1,048 and $1,020, respectively of the conversion option on the convertible debt was reclassified upon conversion to additional paid in capital during the years ended December 31, 2007 and 2006 respectively.

At December 31, 2007, the balances of the convertible debentures and the offsetting related discount were $6,001 and $4,499, respectively.

For the year ended December 31, 2007, the Company recorded total discount amortization of $4,126and fair value adjustments of the conversion feature derivative liability and the warrants derivative liability resulted in a gain of $1,661, related to this private placement.

Liquidated Damages

                The Company accounts for potential registration rights liquidated damage obligations in accordance with FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). The Company adopted this pronouncement during the quarter ended March 31, 2007. The adoption of FSP EITF 00-19-2 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

                During the year ended December 31, 2007, the Company shipped approximately 400 units, with a sales value of $128 to customers with a right of return.  These customers may exercise their right of return only if they do not sell the units to their respective customers.  Revenue and cost for these units were deferred in accordance with SFAS 48 “Revenue Recognition when a Right of Return Exists.”

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

In the third quarter of 2007, the Company began to ship its video phone product to its VRS customer.  As part of its June 2007 agreement with this customer, the Company began to recognize product revenue at the time of shipment of its video phone. In addition, the Company also began to receive service fee revenues based on a percentage of the fees earned by Aequus and for which the customer has received service.. The Company recognizes this service fee revenue upon confirmation from the VRS customer of the fees they have earned.  The Company also receives service fee revenues from end consumers which is recognized after the service has been performed.  In addition, the Company had provided non-recurring engineering (NRE) services to Aequus valued at $1,354 for the year ended December 31, 2007. These services are subject to agreed arbitration between the parties. As such the Company did not recognize revenues related to these NRE services during the year ended December 31, 2007 but rather will treat similar to a gain contingency.

Cost of Revenues

Cost of equipment product revenues reflects primarily the purchase of video phones from the Company’s supplier Mototech.  The components and raw materials used in the Company’s Ojo video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability.

Engineering and Development Costs

Engineering and development costs are expensed as incurred. Engineering and development were $6,238 and $5,315 for the years ended December 31, 2006 and 2007, respectively.

Advertising Costs

Advertising costs, included in sales and marketing expense, are expensed in the period incurred. Advertising costs were $1,036 and $297 for the years ended December 31, 2006 and 2007, respectively.

Income Taxes

Provision for income taxes is determined based on the asset and liability method. The asset and liability method provides that deferred tax balances are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax liabilities or assets at the end of each period are determined using the tax rate enacted under the current tax law. The measurement of net deferred tax assets is reduced by the amount of any tax benefits that, based on available evidence, are not expected to be realized, and a corresponding valuation allowance is established.  The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2006 and 2007 due to the uncertainty regarding whether the deferred tax asset will be realized.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—A Interpretation of FASB Statement No. 109.(“FIN 48”). FIN 48 establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. FIN 48  is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations or cash flows (See Note 7). As part of this assessment the Company completed preliminary analyses under Section 382 of the Internal Revenue Code.  Generally section 382 limits the utilization of an entity’s net operating loss carryforward upon a change in control. Based on this analysis it was determined that it was more likely than not that a change of control pursuant to Section 382 has not occurred. Future issuances of common stock may affect this analysis which might cause limitation in the Company’s ability to utilize net operating loss carryforwards.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis.  SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods.  SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating inflows.  As a result, the Company’s net loss before taxes for the year ended December 31, 2006 and 2007 included approximately $837 ($0.02 per share and  $1,075 ($0.02 per share), of stock based compensation. The stock based compensation expense is included in general and administrative expense in the consolidated statements of operations.

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

Net Loss Per Share (Basic and Diluted)

Basic and diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive.  Potential common shares comprise shares of common stock issuable upon the exercise of stock options and warrants and the conversion of preferred stock and convertible debt.  The potential common shares that were excluded from loss per share for the years ended December 31, 2006 and 2007 totaled 20,549,235, and 67,804,376, respectively.  In the period from December 31, 2007 through April 16, 2008 the Company issued 840,571 additional shares increasing its total outstanding shares to 57,788,747.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, embedded and free standing derivatives, accounts receivable and accounts payable. The book value of cash and cash equivalents, accounts receivable, and accounts payable is considered to be representative of their fair value because of their short term maturities.  The carrying value of the Convertible Debentures Payable on the balance sheet as of December 31, 2006 and 2007 approximates fair value as terms approximate those currently available for similar instruments.  Embedded derivatives reported on the balance sheet as of December 31, 2006 are presented as a liability measured at fair value using the Black-Scholes pricing model (refer to Note 9, “Redeemable Preferred Stock” and Note 2, “Accounting for Secured Convertible Debentures”).  There were no embedded derivatives reported on the balance sheet as of December 31, 2007.  Free standing warrant derivative liabilities on the balance sheet at December 31, 2006 and 2007 are measured at fair value using the Black Scholes model.

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

In 2006 and 2007, accounts receivable primarily consisted of receivables from the sales of the Company’s video phones to retailers, distributors, service providers and from its web site.  As a result of the credit worthiness and payment history related to these sales, no allowance for potential credit losses has been recorded as of December 31, 2007.

Sales to major customers, in excess of 10% of total revenues and accounts receivables, were as follows for each of the years ended December 31:

	Sales		Accounts Receivable
Customer	2006	2007	2006		2007

A	0	63%	0		82%
B	0 (1)	0	76	%(1)	0
C	4%	2%	3%		13%
D	25%	0	0		0
E	14%	0	0		5%

(1) Shipments totaling $778 were deferred at December 31, 2006 pursuant to the guidance of SFAS 48. Substantially all of the units were returned to the Company during the year ended December 31, 2007 (Note 3).

As of December 31, 2007, Mototech is the sole volume manufacturer of Ojo video phones to the Company.  A formal relationship had been established with Mototech in 2003.  Mototech is a Taiwanese manufacturer and distributor of high performance, high speed data and computer networking products. The components and raw materials used in the Company’s Ojo video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability.

At December 31, 2007 and 2006, the Company has long-lived assets, with a net book value total of $626, located in the United States, and $171 located in Taiwan, R.O.C.  At December 31, 2006, the Company has long-lived assets, with a net book value total of $951, located in the United States, and $315 located in Taiwan, R.O.C.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of SFAS 157 is encouraged. The Company is currently evaluating the expected effect of SFAS No.157 on its consolidated financial statements and is currently not yet in a position to determine such effects.

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”  Adoption of FSP EITF 00-19-02 was required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-02 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No.157. The Company is currently evaluating the expected effect of SFAS No.159 on its consolidated financial statements and is not yet in a position to determine such effects.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent considerations, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon the adoption of SFAS No.160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interest and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 will be effective for the Company on January 1, 2008.

 In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”, which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for the Company beginning on January 1, 2009. The adoption of this statement will change the disclosures related to derivative instruments held by the Company.

3.  Inventory

The Company’s inventory as carried in its financial statements is all finished goods inventory.  The Company orders, purchases and receives finished, completed, boxed and ready for sale video phone products directly from its supplier.  The Company makes no subsequent hardware changes to the products.  The Company does not maintain work in process inventory, component raw materials or supplies, except for very minimal quantities for repair work.  The Company does not include tooling, deferred start-up or general and administrative costs in its inventory costs.  The Company also does not maintain specific inventory for any specific long-term contracts or programs.  The Company tracks and removes inventory only under the “first-in, first-out method” and prices it based upon the Company’s actual cost unless adjustments are required for certain costs, obsolescence or for market valuations.  During the years ended December 31, 2006 and 2007, the Company reduced inventory by $585 and $293, respectively, for such adjustments.

Through December 31, 2007 the Company arranged to have a total of 3,650 of the reported units previously delivered to a service provider, with a value of $763, returned to its inventory, which had no impact on the Company’s results of operations as these units were fully reserved for at the point of sale.

4.  Property and Equipment

Property and equipment consist of the following at December 31, 2006 and 2007:

	2006	2007
Computer equipment and system packages	$1,247	$1,363
Furniture and fixtures	964	966
Hardware, software and tooling	1,328	1,347
Leasehold improvements	955	951
	4,494	4,627
Accumulated depreciation and amortization	(3,228)	(3,830)
Property and equipment, net	$1,266	$797

Depreciation and amortization on property and equipment in the amount of $720 and $602 was recorded for each of the years ended December 31, 2006 and 2007, respectively.

5.  Accrued Expenses

The Company’s accrued expenses consisted of the following as of December 31, 2006 and 2007:

	2006	2007
Inventory purchases	$0	$802
Interest on Convertible Debt	194	658
Marketing and Advertising expenses	656	16
Other	390	540
Total	$1,240	$2,016

6.  Warranty Reserve

 The Company provides a warranty covering defects arising from the sales of its video phone product. This warranty is limited to a specific time period. As of December 31, 2007 and 2006, the Company has a reserve of $49 and $85, respectively that is based on expected and historical loss rate as a percentage of product sales.  Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. While the Company believes its estimate at December 31, 2007 is reasonable and adequate, it is subject to change based on its future sales and experience, which may require an increase or decrease in its reserve.

During the years ended December 31, 2007 and 2006, the Company reduced its warranty reserve by $36 and $18, respectively.  The adjustment in 2007 reflects warranty claims of $49, increases of $49 for additional warranty costs from increased product sales and $91 of expired warranties based on the term of warranty issued.  The adjustment in 2006 reflects a $224 increase to the gain recorded from the termination on February 17, 2006 of the Company’s agreement with General Instrument, as a result of the elimination of the warranty exposure for products previously sold and then repurchased from General Instrument under this termination, warranty claims of $52 in 2006 and increases of $25 for additional warranty costs from increased product sales in 2006.

7.  Income Taxes

The significant components of the net deferred tax asset at December 31, 2006 and 2007 are as follows:

	2006	2007

Federal tax loss carryforward	$76,098	$78,374
State tax loss carryforward	5,036	5,635
Property and equipment	559	1,255
Research and experimentation credit	3,624	3,961
Officers’ compensation, accrued expenses and other	834	1,084
Inventory	608	582
	86,759	90,891
Valuation allowance	(86,759)	(90,891)
	$0	$0

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2007 an 2006:

	2006	2007

U.S. Federal statutory rate	(34)%	(34)%
Permanent items	3	15
Increase in valuation allowance	31	19
Effective rate	0%	0%

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

At December 31, 2007, the Company had a net operating loss carryforward of approximately $230,512 for federal tax purposes, expiring between 2012 and 2027, if not utilized. The net operating loss carryforward for state tax purposes is approximately $182,993, which will expire through 2027. These carryforwards may be applied as a reduction to future taxable income of the Company, if any. The state net operating loss carryforwards are limited by state tax law to a maximum utilization of $2,000 per year per entity for losses generated in 2006 and prior and $3,000 per year per entity for losses generated in 2007 and beyond. Due to the annual limitation on state net operating loss utilization the related deferred tax asset is reflected at the annual limits to date of expiration of $56,410. The Company also has federal research and experimentation credit carryforwards of approximately $3,961.  All state research and experimentation credits totaling $23 were refunded during 2006 and no carryovers remain. The federal research and experimentation credit carryforwards expire between 2012 and 2027. The Company’s ability to utilize its net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior or future changes in ownership and tax law as defined under Section 382 of the Internal Revenue Code of 1986. Such limitations are based on the market value of the Company at the time of ownership change multiplied by the long-term exempt rate supplied by the Internal Revenue Service.

The Company has adopted the provisions of  FIN 48 on January 1, 2007.  FIN 48 provides guidance on recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified its federal tax return and its state tax return in Pennsylvania as “major” tax jurisdictions, as defined.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2004 through 2007, the only periods subject to examination.  The Company believes that it is more likely than not, that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.  In addition, the company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  There were no amounts accrued for penalties or interest as of or during year ended December 31, 2007.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

8.  Secured Convertible Debentures

On August 11, 2006 and October 13, 2006 the Company issued to an institutional investor convertible debentures in the aggregate principal amount of $11,000 (for more details, refer to Note 2).  These convertible debentures have a maturity of three years from the date of issuance, an interest rate of 6% per annum, and are convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted average closing prices (“VWAP”) of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions).  Interest is payable at maturity, and may be paid in cash or shares of the Company’s common stock.  The Company recorded interest and accrued interest expense of $194, and $464 for the years ended December 31, 2006 and 2007, respectively.

The convertible debentures provide that the Company has the right to redeem all or any portion of the principal amount of the debentures in cash at any time upon not less than four business days notice if the closing price of its stock is less than $1.75 per share. Such early redemption will, however, require the Company to pay a 10% prepayment premium. In addition, without any prepayment premium, the Company has the right to force the holder to convert a maximum of $500,000 of the aggregate principal amount of the debentures in any thirty day period if for five consecutive trading days the VWAP of its common stock is above $1.925 per share but less then $3.50 per share and providing the daily trading volume exceeds 200,000 shares for these five days, and certain other conditions are met. If the VWAP of the Company’s common stock is greater than $3.50 per share for 30 consecutive trading days, the daily trading volume exceeds 250,000 shares for five days prior, and if certain other conditions are met, the Company can also force the holder to convert all or any portion of the outstanding principal and interest into shares of its common stock without any prepayment premium.

On February 5, 2008 February 13, 2008, February 15, 2008, and April 8, 2008 the Company received notices from YA Global, holder of the Company’s convertible debentures, claiming that the Company was in default of the terms of the debentures for stating its intent to wind down its business, failure to maintain current financial statements in the registration statement relating to the sale of the Company’s common stock issuable upon conversion of one of those debentures, to comply with a covenant to their satisfaction that provided for the disclosure of information they considered material,  and entering into the agreement with Aequus Technologies, and as a result YA Global was exercising its right to accelerate payment of the full principal amount of the debentures. While the registration statement was not effective as of December 31, 2007, the underlying alleged default with respect to the registration statement was in any event cured by the amendments to Rule 144 that became effective on February 15, 2008, obviating the need to maintain that registration statement. The Company has notified YA Global that it disputes these claims and whether they constitute a continuing event of default under the debentures. The Company has also notified YA Global that their right to accelerate payment is also disputed. The Company is working with YA Global in an effort to settle their disputes regarding the claimed defaults and acceleration.  Although the Company disputes YA Global’s claims of default, and does not believe YA Global has any basis to accelerate payments on the debenture, the Company has reclassified the YA convertible debenture to a current liability on the balance sheet, solely in light of the existence of the alleged claims.

During the year ended December 31, 2007, $3,650 in face value of the convertible debentures was converted, resulting in the issuance of 12,086,945 shares of common stock.  As a result of amortization and the conversions, $4,126 of the discount on the convertible debenture has been charged to discount amortization.

At December 31, 2007, the balances of the convertible debentures and the offsetting related discount were $6,001 and $4,499, respectively.

8.  Stockholders’ Equity

Common Stock

On October 11, 2006 the Company had received stockholder approval to increase the authorized shares from 80,000,000 to 120,000,000.  On December 13, 2007 the Company received stockholder approval to increase the authorized common shares from 120,000,000 to 200,000,000.

The Company issued 375,737 shares of its common stock (valued at market price on date of grant) and 100,000 options (valued using Black Scholes model) to a consulting firm associated with the marketing of the Company’s video phone product. This issuance resulted in non-cash based consulting fees of $300 and is included in sales and marketing expense in the accompanying consolidated statements of operations.

Preferred Stock

The Company has the authority to issue from time to time up to an aggregate of 13,500,000 shares of preferred stock in one or more classes or series and to determine the designation and the number of shares of any class or series as well as the voting rights, preferences, limitations and special rights, if any, of the shares of any class or series. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of the Company. At December 31, 2006 and 2007 there were 166 and 0 shares, respectively, of redeemable preferred stock outstanding.

Redeemable Preferred Stock

In June 2004, WorldGate completed a private placement of preferred stock. The preferred stock has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company’s option. The preferred stock has a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months, and may be redeemed at maturity in cash or, at the Company’s option, subject to certain conditions that may not be solely under the control of the Company, through the issuance of the number of shares of common stock determined by dividing the liquidation preference of the preferred shares by the then average market price over the ten consecutive trading days prior to the date of conversion.  If the effectiveness of the registration statement lapses, the Company ceases to be listed on certain specified exchanges and trading in the Company’s stock is suspended or a change in control occurs with respect to the Company, the Company may be required to settle redemption of the preferred stock with cash instead of its common shares.  Furthermore, since the market price of the Company’s common stock cannot be predicted, the actual number of shares of the Company’s common stock that will be required if a redemption is made through the issuance of common stock also cannot be predicted. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.0% per month for unredeemed preferred shares once registration of the shares lapse and until the registration again becomes effective (see Note 2).  On June 23, 2007, the holder converted the remaining 166 shares of preferred stock into 326,471 shares of common stock.  As a result of this conversion, the conversion option liability was reclassified to equity.

Of the 7,550 preferred shares issued under this private placement, all shares have been redeemed as of December 31, 2007.

Warrants

In August 2000, the Company issued warrants to the TVGateway partners as part of the TVGateway Joint Venture. These warrants may be exercised to purchase in the aggregate up to 1,500,000 shares of common stock at an exercise price of $24.78 and up to 500,000 additional shares of common stock at an exercise price of $12.39. The warrants were subject to vesting at varying rates based on the deployment of the Company’s discontinued Internet TV service on each operator’s digital cable systems. On September 30, 2003, 1,000,000 warrants were cancelled. These warrants expired on July 24, 2007.

In November 2000, the Company entered into a deployment agreement with AT&T Broadband to deploy the Company’s interactive services to AT&T digital customers in Cedar Falls and Waterloo, Iowa and Tacoma, Washington. As part of this agreement, the Company issued warrants to AT&T to purchase up to 1,000,000 shares of the Company’s common stock at a per share exercise price of $16.02. The warrants are subject to vesting at varying rates based on the deployment of the Company’s Internet TV service on AT&T’s digital cable systems. These warrants expired on November 12, 2007.

In connection with the December 2003 and January 2004 private placements, the Company issued 1,020,000 warrants and 10,000 additional investment rights to purchase shares of common stock. For the December 2003 transactions the warrants had an exercise price of $1.00 per share and the additional investment rights were priced at $0.80 per share. For the January 2004 transaction the warrants had an exercise price of $1.875 per share and the addition investment rights were priced at $1.50 per share. In addition, if the selling security holders exercise their additional investment rights, the Company will be obligated to issue additional warrants to purchase its common stock at an exercise price of $1.00 per share and $1.875 per share, respectively, for the December 2003 and the January 2004 transactions.

In connection with the Development and Distribution Agreement with General Instrument, the Company issued warrants in April and September 2004 to General Instrument to purchase 600,000 shares of its common stock, 300,000 at an exercise price of $1.4375 per share with the execution of the agreement in April 2004, and 300,000 at an exercise price of $1.75 upon the delivery to General Instrument of acceptable prototypes for the product.  These warrants expire on April 27, 2009 and September 21, 2009, respectively and were fully vested on their date of grant.

In connection with the June 2004 private placement  the Company issued five-year warrants to purchase up to 803,190 shares of its common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of its common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale.  Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted.  As of December 31, 2006, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised.  All of the additional investment rights had been exercised as of December 31, 2006.  Based on anti-dilution provisions contained within this private placement the $2.69 warrants were modified to an exercise price of $2.35 as of December 31, 2006 and the number of outstanding warrants were increased by 98,164 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.  Based on anti-dilution provisions contained within this private placement the $3.14 warrants were also modified to an exercise price of $2.70 as of December 31, 2006 and the number of outstanding warrants were increased by 120,307 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.  Based on anti-dilution provisions contained within this private placement the $2.69 warrants were modified to an exercise price of $0.69 as of December 31, 2007 and the number of outstanding warrants were increased by 1,978,070 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.  Based on anti-dilution provisions contained within this private placement the $3.14 warrants were also modified to an exercise price of $0.76 as of December 31, 2007 and the number of outstanding warrants were increased by 2,332,045 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.  Based on anti-dilution provisions contained within this private placement the $2.69 warrants were further modified to an exercise price of $0.23 as of March 31, 2008 and the number of outstanding warrants were increased by an additional 5,202,945 to a total of 7,181,914 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.  Based on anti-dilution provisions contained within this private placement the $3.14 warrants were also further modified to an exercise price of $0.25 as of March 31, 2008 and the number of outstanding warrants were increased by an additional 6,242,552 to a total of 8,574,597 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.

In December 2004, WorldGate completed a private placement of 208,333 shares of its common stock to K.Y. Chou, President and General Manager of Mototech at a sales price of $2.40 per shares, which resulted in additional gross proceeds to the Company of $500.  In connection with this placement the Company granted warrants to Mr. Chou to purchase up to 62,500 shares of common stock at an exercise price of $2.88 per share. These warrants expire on December 15, 2009 and were fully vested on their date of grant.

In August 2005, the Company completed a private placement for $17,500 of its common stock and warrants with several institutional investors. The Company issued 4,666,664 shares of its common stock at $3.75 per share to the participating investors. The Company also issued five-year warrants to purchase a total of 1,671,947 shares of its common stock: 1,633,333 shares to the investors at an exercise price of $5.00 per share, and 38,614 shares to the placement agent at an exercise price of $4.53 per share. The investors also received an additional investment right, for a period of 60 days from the time the shares become registered, to purchase 1,554,000 additional shares of common stock at $4.12 per share. The accounting for these warrants and investment rights is established by analogy to APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” which addresses detachable stock purchase warrants issued in conjunction with convertible debt and prescribes that such warrants be accounted for as additional paid in capital measured at fair value. The private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120 days from the effective date of the agreement that the shares in the transaction fail to be registered. The Registration Statement covering the shares under this private placement was not declared effective until June 1, 2006.  Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. For the years ended December 31, 2006 and 2007 the Company recorded and expensed related penalties of $1,114 and $0, respectively. The related unpaid penalties accrued as of December 31, 2006 and December 31, 2007 was $157.  On July 25, 2006, the Company amended the terms of the additional investment right that was granted to an investor as part of the August 2005 private placement, with respect to a portion of shares of common stock purchasable thereunder and agreed to apply $158 of accrued penalties towards the exercise price of such amended additional investment right, for the purchase of 129,950 shares of common stock. The penalties had accrued with respect to the Company’s inability to register the shares acquired by such investor in the private placement within 120 days of the transaction.  In consideration for this amendment and application of the exercise proceeds the investor agreed to forego any cash payment of the penalties other than as available through the proceeds of the exercise of the amended investment right and to grant to the Company a release of all claims relating to the late registration of the private placement shares, other than the aforesaid penalties.  The amended additional investment right provides that the investor thereof may purchase the 129,950 shares of common stock for a period of 760 days beginning June 1, 2006 for an exercise price of $1.515 per share.  The terms of the additional investment rights with respect to the remaining 1,424,050 shares of common stock purchasable thereunder remain unchanged.  On July 26, 2006 this investor exercised the additional investment right for 129,950 shares. On July 31, 2006 the amended additional investment right with respect to the remaining 1,424,050 shares of common stock expired.  On December 12, 2006 the Company amended the terms of the warrants that were granted to an investor as part of the August 2005 private placement, with respect to a portion of shares of common stock purchasable thereunder and agreed to apply $315 of accrued penalties towards the exercise price of such amended warrants, for the purchase of 279,255 shares of common stock. In addition, the exercise price of 47,412 of the warrants was changed to $1.41 per share.  The penalties had accrued with respect to the Company’s inability to register the shares acquired by such investor in the private placement within 120 days of the transaction.  In consideration for this amendment and application of the exercise proceeds the investor agreed to forego any cash payment of the penalties other than as available through the proceeds of the exercise of the amended warrant and to grant to the Company a release of all claims relating to the late registration of the private placement shares, other than the aforesaid penalties.  The amended warrants provide that the investor thereof may purchase the 326,667 shares of common stock for a period of 1,330 days beginning December 12, 2006 for an exercise price of $1.41 per share.  The terms of the warrants with respect to the remaining shares of common stock purchasable thereunder remain unchanged.  On December 19, 2006 this investor exercised the warrants for the purchase of 279,255 shares.

On August 11, 2006 the Company completed a private placement with an institutional investor of a convertible debenture in the aggregate principal amount of up to $11,000.  As part of this private placement the Company issued five-year warrants to purchase a total of up to 2,595,000 shares of WorldGate common stock, with 1,145,000 of the warrants having an exercise price of $1.85 per share, 1,100,000 of the shares having an exercise price of $2.35 per share and 350,000 warrants having an exercise price of $2.60 per share (with 190,909 of these warrants issued at the initial closing and 159,091 warrants issued at the closing of the second tranche of funding on October 13, 2006).

A summary of the Company warrant activity for the year ended December 31, 2007, is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, January 1, 2007	7,277,378	$4.74
Granted	8,304,582	0.65
Exercised	0	0
Cancelled / Forfeited	(2,347,936)	(8.42)
Outstanding, December 31, 2007	13,234,024	$2.43	2.66
Exercisable, December 31, 2007	13,234,024

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

Both the 1996 Plan and its successor, the 2003 Plan are administered by a committee of the Board of Directors. The committee determines the term of each award, provided, however, that the exercise period may not exceed ten years from the date of grant, and for ISOs, in certain instances, may not exceed five years. The options granted under both Plans vest ratably over a four-year period from the date of grant.  As of December 31, 2006 there were 2,091,682 shares available to grant under the Plans and 4,913,689 options outstanding.  As of December 31, 2007 there were 1,197,029 shares available to grant under the Plan and 6,808,342 options and restricted shares outstanding.

Options granted during the year ended December 31, 2007 vest over four years and expire in ten years from the date of granted under the Plan. The weighted-average fair values of the options granted were $1.15, and $0.33 per option during the years ended December 31, 2006 and 2007, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes fair value option valuation model. The following weighted-average assumptions were used for grants in 2006 and 2007, respectively: expected volatility of 91.7%, and 85%; average risk-free interest rates of 4.62% and 4.33%; dividend yield of 0%; and expected lives of 6.2 and 6.2 years.

A summary of the Company’s stock plan is presented below:

	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding, January 1, 2006	4,481,015	$1.94

Granted	529,523	$1.53
Exercised	(56,857)	$0.93
Cancelled/forfeited	(39,992)	$3.08
Outstanding, December 31, 2006	4,913,689	$1.90	$1,540,132

Granted	1,581,500	$0. 33
Exercised	0	$0
Cancelled/forfeited	(587,847)	$1.35
Outstanding, December 31, 2007	5,907,342	$1.53	$0
Exercisable, December 31, 2007	3,964,511	$1.81	$0

As of December 31, 2007, there was $1,067 of total unrecognized compensation arrangements granted under the Plan. The cost is expected to be recognized through 2011.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 - $0.39	1,474,613	8.86	$0.31	290,613	$0.37
$0.40 - $0.59	1,116,000	6.02	0.52	1,036,000	0.52
$0.60 - $0.89	299,492	6.94	0.60	299,492	0.60
$0.90 - $1.34	729,250	5.97	1.06	589,250	1.06
$1.35 - $2.01	700,293	6.46	1.61	439,935	1. 68
$2.02 - $3.02	1,033,332	5.05	2.56	880,934	2.57
$3.03 - $4.53	376,412	6.38	4.23	271,287	4.29
$4.54 - $6.80	102,848	4.92	5.91	81,898	6.07
$6.81 - $10.20	40,000	3.13	8.25	40,000	8.25
$15.31 - $22.95	31,046	2.10	20.44	31,046	20.44
$22.96 - $34.43	4,056	2.51	28.60	4,056	28.60
	5,907,342	6.61	$1.53	3,964,511	$1.81

Cash received from option exercises for fiscal years 2006,and 2007 was $12 and $0, respectively. The Company did not realize an actual tax benefit for the tax deductions from exercises during these years.

The total fair value of the shares vested during the years ended December 31, 2006 and 2007 was $837 and $808, respectively. The intrinsic value of the options exercised during the years ended December 31, 2006 and 2007 was $27 and $0, respectively.

Restricted Stock Grants

Performance based shares were granted on October 3 and December 20 of 2007 to certain senior executives that vest upon the achievement of certain criteria as follows: 10% of the shares vest upon achieving each of a 10%, 20%, 30% 40% and 50% increase for the Company in total gross revenue in a quarter over its third quarter 2007 total gross revenue shown on its statement of operations as reported in the SEC filings and 25% of the shares vest upon the Company achieving each of (1) a quarterly operating cash break even (defined as zero or positive “net cash provided by operations” consistent with or as reported on the “Consolidated Statement of Cash Flows” in the financial statements filed with SEC) and (2) a 10% net income as a percent of revenue. The Performance Grants had a fair value of $206 on their dates of grant of October 3 and December 20, 2007. As of December 31, 2007, it was determined that is was more likely than not that the performance grants would be not be earned and therefore there was no compensation expense recorded for these grants.

The following table is the summary of the Company’s non-vested restricted shares as of December 31, 2007 and changes during the year then ended:

Shares

Nonvested as of January 1, 2007	0
Granted	1,151,000
Vested	0
Forfeited	(250,000)

Nonvested as of December 31, 2007	901,000

Employee Stock Purchase Plan

In October 2001, the Company’s stockholders approved the WorldGate 2001 Employee Stock Purchase Plan that provides eligible participants with the opportunity to periodically acquire shares of its common stock through payroll deductions. Eligible participants may contribute up to fifteen percent of their compensation towards the purchase of the Company’s common stock. At the end of each calendar quarter, the contributions of the participants are used to purchase shares of the Company’s common stock at the lower of eighty-five percent of the market price of its common stock: (i) at the beginning of each calendar quarter or (ii) at the end of each calendar quarter. A maximum of 750,000 shares of the Company’s common stock (plus an annual increase of 375,000 shares) may be purchased in the aggregate by participants in the Stock Purchase Plan.

During 2006 and 2007, the Company sold 18,040 and 42,262 shares of common stock under the Stock Purchase Plan for proceeds of $27 and $24, respectively

10.  Commitments and Contingencies

Leases

The Company’s current five year lease was signed on September 1, 2005 and covers 42,500 square feet at an annual rate of $11.40 per square foot with a 3% increase annually, cancelable by either party with eight months notice, with a termination by tenant also including six months termination fee. Total rent expense for the years ended December 31, 2006 and 2007 amounted to approximately $642 and $657, respectively. In March 2008 the parties agreed in principle to a new lease (and the cancellation of the current lease with no termination cost) for a smaller space within the current facility consisting of approximately 17,000 square feet at an annual fee of $7 per square foot. This new lease is expected to be cancelable by either party upon 90 days notice with no termination costs.

In November 2003, the Company entered into a 60 month lease for office equipment. As of December 31, 2007, there remains a total of $5 to be paid over the remaining period of this lease. In December 2007, the

Company entered into a 60 month lease for office equipment. As of December 31, 2007 there remains a total of $56 to be paid over the remaining period of this lease.

Disclosure of Contractual Obligations

The future minimum contractual rental commitments under non-cancelable leases (including the lease expected to be cancelled in April 2008) for each of the fiscal years ending December 31 are as follows:

2008	$535
2009	546
2010	375
2011	11
2012	11
Total	$1,478

Legal Proceedings

Although from time to time the Company is involved in litigation as a routine matter in conducting its business, we are not currently involved in any litigation which it believes is material to its operations or balance sheet. During the first fiscal quarter 2008 the Company was involved in a dispute with Aequus, its largest customer. With the exception of certain NRE services, in the amount of approximately $1.3, million which remains the subject of agreed arbitration between the parties, this dispute was settled as part of the March 31, 2008 agreement with this customer (Note 2). When the Company is involved in disputes or other legal proceedings it complies with the requirements of currently prevailing accounting standards and provide for accruals where a liability is probable and a reasonable estimate can be made as to the probable amount of such liability.

11.  Significant Agreements and Transactions

 The Company has a current multi-year agreement with Mototech , an investor, to provide the Company with engineering and development support. As a result of this agreement, the Company has expensed approximately $64 and $415, respectively for the years ended December 31, 2007 and 2006. Accounts payable to this investor amounted to $809 and $$1,377 at December 31, 2007 and December 31, 2006, respectively. This agreement provides for contracted services, including hardware and software development, and the creation and development of tools to facilitate the Company’s engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company. Net revenues from operations recognized from Mototech were approximately $2 and $406 for the years ended December 31, 2007 and 2006, respectively. This investor accounted for approximately 0% and 14% of the revenues for the years ended December 31, 2007 and 2006, respectively. Accounts receivable from this investor were $8 and $1, respectively, as of December 31, 2007 and December 31, 2006.

In July, 2007, the Company sold its “Shadow” trademark to T-Mobile USA, Inc. and received $500. In addition, the Company obtained a license to continue its use of the mark until July 7, 2009. Shadow is the non-registered trademark currently used with respect to the Company’s Ojo PVP 900. The Company has retained all ownership in Ojo, which is its primary registered mark.

On September 24, 2007, the Company completed a private placement with Antonio Tomasello, a private investor who is the father of David Tomasello, a director of the Company, of its common stock in the principal amount of $1,000.  As part of the private placement, the Company issued to the Investor 2,564,102 shares of common stock and warrants to purchase a total of 2,564,102 shares of common stock, with an exercise price of $0.485 per share.  Mr. Tomasello is currently the largest non-affiliated investor in WorldGate, and the father of one of the Company’s directors.

On May 9, 2006 the Company entered into a multiyear agreement with Aequus, for Aequus to purchase Ojo video phones through its wholly owned subsidiary Snap Telecommunications Inc., (Snap!VRS) , a provider of Video Relay Services (VRS) and Video Remote Interpreting (VRI) services for the deaf and hard of hearing.  On June 20, 2007 the Company announced that it had expanded its relationship with Aequus and Snap!VRS modifying their earlier agreement to provide for the parties to work collaboratively to identify the most desired Ojo features and capabilities that will provide the best video phone experience for the VRS user community and that would enable Ojo to be the preferred VRS video phone. As part of the modified agreement the Company agreed to contract to provide development and engineering resources to accomplish these features and capabilities and in addition, as a result of Snap’s utilization of the Ojo network, Snap also placed a purchase order for 10,000 Ojos to begin to fill the current Snap order backlog. In the later part of the third quarter of 2007 product shipments were commenced to Snap!VRS’ Video Relay Services customers.

On March 31, 2008, the Company entered into a new agreement with Aequus Technologies Corp. and Snap Telecommunications, Inc. (collectively “Aequus”). This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of service to Aequus, (ii) payment to the Company by Aequus of approximately $5 million in scheduled payments over the next ten months, (iii) agreement to arbitrate approximately $1.4 million additional dollars claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1.5 million of video phones by Aequus (the “Aequus Transaction’). As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operating a video phone service for its customers.

12.  Employee Benefit Plan

The Company maintains a new Retirement Savings Plan that is funded by the participant’s salary reduction contributions. All employees of the Company are eligible to participate in the plan upon joining the Company. The plan is intended to permit any eligible employee who wishes to participate to contribute up to 12% of the employee’s compensation on a before-tax basis under Section 401(k) of the Internal Revenue Code. The plan provides for discretionary Company matching contributions and discretionary Company profit-sharing contributions. Contributions are invested, in such proportions as the employee may elect in a variety of mutual investment funds. During the years ended December 31, 2007 and 2006, the Company made no matching or discretionary profit-sharing contributions to the plan.

13Supplemental disclosure of cash flow information

	Year Ended December 31
	2006	2007

Cash paid for interest	$0	$2

Non-cash investing and financing activities:
Conversion of derivative liability	1,020	0
Accretion on preferred stock	28	26
Conversion of preferred stock to common stock	334	166
Conversion of convertible debenture to common stock	1,350	3,650
Dividends payable on preferred stock	1	0
Deemed dividend on conversion of preferred stock	68	4
Common stock issued for accrued dividends	14	6
Reclassification of conversion liability	0	5,384

14.   Geographical Data

Financial Information Relating to Foreign and Domestic Operations and Export Sales for the years ended December 31, 2006 and 2007

	2006	2007

Net revenues from continuing operations by geographic area:
United States	$1,326	$3,128
Foreign (*)	1,450	317
Total	$2,776	$3,445
Net Loss (all from United States operations)	$(17,608)	$(14,739)
Identifiable assets within the United States	$14,251	$3,243
Identifiable foreign assets (hardware and tooling for manufacturing) in Taiwan, R.O.C.	$315	$171

* Net revenues for the years ended December 31, 2006 and 2007, respectively, include net revenues primarily derived from sales to customers located as follows:

	2006	2007

Turkey	0	268
Taiwan, R.O.C.	405	3
Italy	0	7
Israel	251	0
New Zealand	59	0
Russia	718	0
South Africa	0	4
Venezuela	0	29
Others	17	6
Total	1,450	317

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

(a)       Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e))  that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2007.  The Company’s Chief Executive Officer and Chief Financial Officer determined that the Company has a material weakness as a result of several significant deficiencies including lack of segregations of duties, lack of appropriate IT security and program change controls,  insufficient documentation of period-end reviews, the improper recording of revenues, not recording inventory at the lower of cost or market, and the incorrect determination of grant date for stock based awards. The temporary shift in the Company’s focus and resources toward keeping the Company solvent contributed to the material weakness.   As a result of the material weakness identified the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, its disclosure controls and procedures were not designed properly and were not effective in ensuring that the information required to be disclosed by the Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

While the Company continues the engagement of outside experts to provide counsel and guidance in areas where it cannot economically maintain the required expertise internally, the reductions in staff have adversely impacted the Company on exercising the necessary internal control over financial reporting for the quarter ended December 31, 2007.  In 2007 the Company initiated the process of implementing a financial system that it believes would improve the internal control over financial reporting and eliminate any identified deficiencies. Because of the financial condition the Company faced in 2007, and pending the obtaining of adequate financing to support the implementation of the necessary controls and procedures, the full implementation of this system is now delayed.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d – 15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

Based on management’s assessment, management concluded that internal controls over financial reporting were not effective, as of December 31, 2007, due to significant deficiencies including lack of segregations of duties, lack of appropriate IT security and program change controls, insufficient documentation of period-end reviews, the improper recording of revenues, not recording inventory at the lower of cost or market, and incorrect determination of the grant date for stock based awards, which aggregated to a material weakness.  This annual report does not include an attestation report of the Company’s independent registered public accounting firm, regarding internal control over financial reporting. Managements report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only managements report in this annual report.

Item 9B.  Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

In accordance with our Bylaws, our Board of Directors has specified that the number of Directors will be set at seven.  Six of our seven Directors are non-employee Directors, and the Board of Directors has determined that each of these six Directors has no relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director, and that each meets the objective requirements for “independence” under the NASDAQ Marketplace Rules.  Therefore, the Board of Directors has determined that each of these six Directors is an “independent” Director under the standards currently set forth in the NASDAQ Marketplace Rules.  The Director who is not independent is Mr. Krisbergh, the Company’s chairman and president.

As of December 31, 2007 our executive officers and directors are as follows:

Name	Age	Position
Hal M. Krisbergh	60	Chairman of the Board of Directors and Chief Executive Officer
Joel Boyarski	61	Vice President and Chief Financial Officer
Randall J. Gort	58	Vice President, Chief Legal Officer and Secretary
James E. McLoughlin	55	Vice President, Account Development and Marketing
Steven C. Davidson(2)	59	Director
Clarence L. Irving, Jr.(1)(3)	52	Director
Martin Jaffe(2)	61	Director
Jeff Morris(1)	55	Director
Lemuel Tarshis(2)(3)	66	Director
David Tomasello	35	Director

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

Jeff Morris has been a member of our board of directors since April 2001. Mr. Morris is currently Senior Vice President of Long Term Strategy & Technology Development at Showtime Networks Inc., an originator and distributor of entertainment content through its premium television networks SHOWTIME®, THE MOVIE CHANNEL™ and FLIX®, as well as the multiplex channels SHOWTIME® TOO™, SHOWTIME® SHOWCASE, SHOWTIME EXTREME®, SHOWTIME BEYOND®, SHOWTIME NEXT®, SHOWTIME WOMEN®, SHOWTIME FAMILYZONE® and TMC xtra.  He has been in his current position since August 2005. From June 2001 to July 2005, Mr. Morris was the principle of Digital Media Consulting, a new media consulting company. From July 1999 to April 2001 Mr. Morris was President and Chief Executive Officer of Yack, Inc., an Internet events and program guide. Mr. Morris is a veteran of the cable television industry, including a previous tenure from 1984 through 1999 at Showtime Networks, Inc., where his last position was Senior Vice President of New Media and Technology Development.

Lemuel A. Tarshis has been a member of our board of directors since April 2001. Since August 1991, Dr. Tarshis has been a director for the Howe School Alliance for Technology Management at the Stevens Institute of Technology.  Dr. Tarshis also currently is a director for both Aequus Technologies Corp. and Life-Pack Technologies, Inc.  In addition, he has worked as a management consultant for Lucent Technologies Inc., Bell Atlantic, GTECH Corporation, AT&T Corporation, Aequus Technologies and Life-Pack Technologies.  Messrs Jaffe and Tarshis are brothers-in-law.

David Tomasello has been a member of our board of directors since May 23, 2007.  He is a graduate of Boston University with a degree in finance. He has been a member of the board of directors and the audit committee of Corimon S.A.C.A. since 2005. Corimon, a diversified manufacturer and distributor of packaging materials, chemicals and paint, is one of the top five conglomerates in Venezuela. Since 2003, Tomasello is also a member of the board of directors of Fininvest S.A., a Venezuelan commercial and residential real estate developer and Complejo Metalurgico de Sociedad Anonima (COMMTESA), a Venezuelan construction company.  Mr. Tomasello is the managing partner of Attiva Capital Management, an independent investment firm.  Mr. Tomasello’s father, Antonio Tomasello, is currently the beneficial owner of approximately 14% of WorldGate’s Common Stock.  Mr. Tomasello holds a power of attorney to vote such shares.

Code of Conduct

The Company has adopted a Code of Conduct that applies to all of our directors and employees, including, without limitation, our principal executive officer, our principal financial and accounting officer, and all of our employees performing financial or accounting functions.  The Company has posted our Code of Conduct on our website, www.wgate.com, under the “About Us” section. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, any provisions of our Code of Conduct by posting such information on our website at the location specified above.  You can request a copy of our Code of Conduct, at no cost, by contacting Investor Relations, c/o WorldGate Communications, 3190 Tremont Ave., Trevose, PA  19053.

Corporate Governance At WorldGate

Our Board of Directors has a long-standing commitment to sound and effective corporate governance practices.  The foundation for our corporate governance is the Board’s policy that a majority of the members of the Board should be independent.  The Company has reviewed internally and with our Board of Directors the provisions of the Sarbanes-Oxley Act of 2002, the related rules of the SEC and current NASDAQ Marketplace Rules regarding corporate governance policies and procedures.  Our corporate governance documents comply with all requirements.

During Fiscal Year 2007, our Board of Directors held seventeen meetings.  Each member of the Board except Mr. Morris attended at least 75% of the total number of meetings of the Board and all committees on which he sits.  The Board also acts by unanimous written consent from time to time.

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

Audit Committee.  The Audit Committee is responsible for providing general oversight with respect to the accounting principles employed in our financial reporting.  It operates in accordance with a written charter adopted by our Board of Directors. The Audit Committee monitors our financial reporting process and internal control system, reviews and appraises the audit efforts of our independent accountants and provides an avenue of communication among the independent accountants, financial and senior management and the Board of Directors. The Audit Committee meets at least each quarter and at least once annually with our management and independent public accountants to review the scope of auditing procedures, our policies relating to internal auditing and accounting procedures and controls, and to discuss results of the annual audit of our financial statements. The Audit Committee is currently composed of Dr. Tarshis, Mr. Davidson and Mr. Jaffe, each of whom is “independent” as such term is defined under Rule 4200(a)(15) of the NASDAQ listing standards. The Audit Committee also complies with the financial sophistication requirement under the NASDAQ listing standards. In addition, the Board has determined that Mr. Jaffe is an audit committee financial expert as defined by the Instruction to Item 407(d)(5)(i) of Regulation S-K.  Four separate meetings of this committee were held in 2007 independent of the general meetings for the full board.

Compensation and Stock Option Committee.  The Compensation and Stock Option Committee is currently composed of two directors, Messrs. Irving and Morris, each of whom is “independent” as such term is defined under applicable NASDAQ rules.  Further details concerning the duties of this committee, can be found in Item 11 of this annual report.

Corporate Governance and Nominating Committee.  The Corporate Governance and Nominating Committee is currently composed of two directors, Messrs. Irving and Tarshis, each of whom are “independent” as such term is defined under applicable NASDAQ rules. The primary function of this committee is to establish Board membership criteria; assist the Board by identifying individuals qualified to become Board members; recommend to the Board matters of corporate governance; facilitate the annual review of the performance of the Board and its committees; and periodically review CEO and management succession plans. The committee also reviews and evaluates stockholder nominees for director. In evaluating nominees for director the committee considers a number of qualities and skills that it believes are necessary for directors to possess, including, but not limited to, (i) roles and contributions valuable to the Company and the general business community; (ii) personal qualities of leadership, character, judgment, and whether the candidate possesses and maintains throughout service on the Board a reputation in the community at large of integrity, trust, respect, competence and adherence to the highest ethical standards; (iii) relevant knowledge and diversity of background and experience in such things as business, operations, technology, finance, and accounting, sales, marketing, international business, government and the like; and (iv) whether the candidate is free of conflicts and has the time required for preparation, participation and attendance at meetings. A director’s qualifications in light of these criteria are considered at least each time the director is re-nominated for Board membership. Stockholder recommendations should be submitted to the Company’s Corporate Secretary in writing no later than the date determined in accordance with the deadlines by which a stockholder must give notice of a matter that he or she wishes to bring before the Company’s Annual Meeting of Shareholders as described in the Stockholder’s Proposals for the 2007 Annual Meeting section of the Company’s 2007 Proxy Statement. Any recommendation must include: (i) the name and address of the stockholder making the recommendation; (ii) pertinent biographical information about the recommended candidate; and (iii) a description of all arrangements or understandings between the stockholder and the recommended candidate. Recommendations that are received by the Secretary by the deadline will be forwarded to the Chairman of the Governance and Nominating Committee for review and consideration. No separate meetings of this committee were held in 2007 independent of the general meetings for the full board.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the “reporting persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based solely on our review of those documents received by us, and written representations, if any, received from reporting persons with respect to the filing of reports on Forms 3, 4 and 5, the Company believes that all filings required to be made by the reporting persons for fiscal year 2007 were made on a timely basis.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Compensation and Stock Option Committee Membership and Organization

The Compensation and Stock Option Committee is currently composed of two directors, Messrs. Irving and Morris, each of whom is “independent” as such term is defined under applicable NASDAQ rules. The Compensation and Stock Option Committee has general supervisory power over, and the power to grant options under, the Company’s 2003 Equity Incentive Plan. In addition, the Compensation and Stock Option Committee recommends to the Board the compensation of the Company’s Chief Executive Officer, reviews and takes action on the recommendations of the Chief Executive Officer as to the compensation of the Company’s other executive officers, approves the grants of any bonuses to officers, and reviews the Company’s compensation strategy for other compensation matters generally. The Board has adopted a written charter for the Compensation and Stock Option Committee that is available on the Company’s web site at http://www.wgate.com/about/board.html/. No separate meetings of this committee were held in 2007 independent of the general meetings of the full board.  No member of the Committee is an officer or employee of the Company.

Compensation Philosophy and Objectives.

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

Setting Executive Compensation.

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

Components of Executive Compensation for Fiscal Year 2007.

For the fiscal year ended December 31, 2007, the principal components of compensation for our executive officers were;

Base Salaries.  Salary levels are typically reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility. During 2007 none of the senior officers received any base salary increase and further elected to waive and/or take reduced salary for a portion of the fiscal year in light of the Company’s financial condition.

Annual Bonuses.  Annual bonuses are normally intended to provide an incentive for improved performance in the short term. Typically the Committee establishes target bonus levels at the beginning of each year based on the factors noted above, and awards a percentage of such target levels based on individual, department and Company performance. No bonuses were paid during 2007.

Long-Term Incentive Compensation.  The Company’s long-term incentive compensation plan, administered through the Company’s equity incentive plan, promotes ownership of the Company’s Common Stock, which, in turn, provides a common interest between the stockholders of the Company and the executive officers of the Company. The Committee has the authority to administer the long term incentive plans and to exercise all the powers and authorities either specifically granted to it, or necessary or advisable in the administration of the plans, including, without limitation, the authority to grant awards; to determine the persons to whom and the time or times at which awards shall be granted; to determine the type and number of awards to be granted, the number of shares of common stock to which an award may relate and the terms, conditions, restrictions and performance goals relating to any award; to determine whether, to what extent, and under what circumstances an award may be settled, canceled, forfeited, exchanged, or surrendered; to make adjustments in the performance goals in recognition of unusual or non-recurring events affecting us or our financial statements of WorldGate (to the extent not inconsistent with Section 162(m) of the Code, if applicable), or in response to changes in applicable laws, regulations, or accounting principles; to construe and interpret the plans and any award; to prescribe, amend and rescind rules and regulations relating to the plans; to determine the terms and provisions of agreements evidencing awards; and to make all other determinations deemed necessary or advisable for the administration of the plans.

Typically awards granted under the plan have an exercise price equal to the fair market value of the shares on the date of grant, an exercise period of ten years and generally vest over four years, subject to acceleration in the event of some changes of control of WorldGate. In keeping with a philosophy of providing a total compensation package that favors at-risk components of pay, long-term incentives comprise a significant component of an executive officer’s total compensation package. These incentives are designed to motivate and reward executive officers for maximizing stockholder value and encourage the long-term employment of key employees. The size of grants is based primarily on the responsibilities of the applicable employee in addition to the factors discussed above. Only the Committee may approve grants to our executive officers. However, the Committee has delegated to a committee of executive officers the authority to grant stock options to employees below the level of executive officer in an amount not to exceed 5,000 shares to any one individual in any twelve month period.

Timing of Grants. Stock options are generally granted by the Committee at their regularly scheduled, predetermined meetings. On limited occasion, grants may occur during an interim meeting of the Committee or upon unanimous written consent of the Committee or pursuant to the delegated authority granted to the committee of executive officers, which occurs primarily for the purpose of approving a compensation package for newly hired or promoted executives. Information with respect to the long term incentive compensation is set forth below in the table titled Grants of Plan-Based Awards.

Compensation of the Chief Executive Officer.  During fiscal year 2007, Mr. Krisbergh’s base salary was not increased.  In addition Mr. Krisbergh elected to waive and/or take reduced salary for a portion of the 2007 fiscal year in light of the Company’s financial condition.

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

Accounting for Stock-Based Compensation.  Beginning on January 1, 2006, the Company began accounting for stock-based payments including its stock options and RSAs in accordance with the requirements of FASB Statement 123(R).

Summary Compensation Table

The following table sets forth information concerning compensation paid with respect to our chief executive officer and three of the other most highly compensated officers who were serving as such as of December 31, 2007, each of whose aggregate compensation for fiscal 2007 exceeded $100,000, for services rendered in all capacities for us and our subsidiaries.

2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Share Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Hal M. Krisbergh Chairman and Chief Executive Officer	2007 2006	304,391 387,246	— —	— —	— 1,485	— —	304,391 388,731

Richard Westerfer Vice President, Chief Operations Officer (1)	2007 2006	188,480 244,213	— —	812 —	917 825	— —	190,209 245,038

Randall J. Gort Vice President, Chief Legal Officer	2007 2006	180,510 227,298	— —	2,062 —	917 743	— —	183,489 228,041

Joel Boyarski Vice President, Chief Financial Officer	2007 2006	176,550 222,263	— —	1,875 —	804 660	— —	179,229 222,923

(1) Mr. Westerfer’s employment terminated December 2007 and all of his stock awards and option awards for 2007 were terminated

The following table summarizes the grants of plan based awards given to the named executives for fiscal year 2007:

GRANTS OF PLAN-BASED AWARDS

FISCAL YEAR 2007

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Options ($)
Hal M. Krisbergh		0		0	0
Richard Westerfer	10/3/07	163,000	(1)	0.30	36,605
	10/3/07	250,000	(2)	0.30	32,500
Randall J. Gort	10/3/07	163,000	(1)	0.30	36,605
	10/3/07	275,000	(2)	0.30	35,750
Joel Boyarski	10/3/07	143,000	(1)	0.30	32,175
	10/3/07	250,000	(2)	0.30	32,500

(1) These options vest in four equal annual installments beginning on the first anniversary of the date of grant.

(2) Performance based shares vest as follows: 10% of the shares vest upon achieving each of a 10%, 20%, 30% 40% and 50% increase in Company total gross revenue in a quarter over its third quarter 2007 total gross revenue shown on its statement of operations as reported in its SEC filings and 25% of the shares vest upon the Company achieving each of (1) a quarterly operating cash break even (defined as zero or positive “net cash provided by operations” consistent with or as reported on the “Consolidated Statement of Cash Flows” in the financial statements filed with SEC) and (2) a 10% net income as a percent of revenue.

The following table summarizes all outstanding equity awards for the named executives at December 31, 2007:

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options/Shrs (#) Exercisable	Number of Securities Underlying Unexercised Options/Shrs(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Hal M. Krisbergh	20,000	—	21.57	5/5/2010
	160,000	—	2.50	5/19/2011
	80,000	—	1.59	5/21/2012
	25,000	25,000(1)	3.95	3/9/2015
	22,500	22,500(2)	2.20	4/25/2016

Richard Westerfer (3)	145,000	—	2.78	4/26/2011
	4,000	—	2.60	5/24/2011
	1,600	—	2.61	5/24/2011
	2,400	—	2.65	5/24/2011
	8,000	—	2.80	5/31/2011
	49,000	—	2.40	5/1/2012
	37,000	—	0.38	2/28/2013
	163,000	—	0.52	10/1/2013
	150,000	—	1.06	1/3/2014
	12,500	—	4.43	12/24/2014
	12,500	—	2.63	11/10/2015
	6,250	—	1.40	10/14/2016

Randall J. Gort	127,333	—	2.78	4/26/2011
	24,000	—	2.40	5/1/2012
	37,000	—	0.38	2/28/2013
	163,000	—	0.52	10/1/2013
	150,000	50,000(4)	1.06	1/3/2014
	16,875	5,625(5)	4.43	12/24/2014
	11,250	11,250(6)	2.63	11/10/2015
	5,625	16,875(7)	1.40	11/14/2016
	—	163,000(8)	0.30	10/4/2017
	—	275,000(9)	0.30	10/4/2017

Joel Boyarski	5,738	—	6.34	12/9/2010
	45,000	—	1.93	2/1/2012
	20,000	—	1.55	2/28/2012
	10,000	—	2.45	4/26/2012
	57,000	—	0.38	2/28/2013
	143,000	—	0.52	10/1/2013
	131,250	4,3750(4)	1.06	1/3/2014
	15,000	5,000(5)	4.43	12/24/2014
	10,000	10,000(6)	2.63	11/10/2015
	5,000	1,5000(7)	1.40	11/14/2016
	—	143,000(8)	0.30	10/4/2017
	—	250,000(9)	0.30	10/4/2017

(1)          These options vest in three annual installments beginning on March 8, 2007.

(2)          These options vest in three annual installments beginning on November 30, 2007.

(3)          Mr. Westerfer’s employment terminated in December 2007 and all of his non-vested options were forfeited.

(4)          These options vest on January 2, 2008.

(5)          These options vest on December 23, 2008.

(6)          These options vest in two annual installments beginning on November 9, 2008.

(7)          These options vest in three annual installments beginning on November 13, 2008.

(8)          These options vest in four annual installments beginning on October 3, 2008

(9)          These restricted shares vest upon the Company achieving certain identified financial targets

During 2007 no options were exercised by the named executive officers.

The Company has no information to provide with respect to Pension Benefits (Reg. S-K 402(g)(1)), Nonqualified Deferred Compensation (Reg. S-K 402(n)(2)), and potential payments upon termination or change-in-control (Reg. S-K 402(g)(2)).

COMPENSATION OF DIRECTORS

FISCAL YEAR 2007

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
	($)	($)	($)	($)
Steven C. Davidson	13,250	186	—	13,436
Clarence L. Irving, Jr.	13,250	186	—	13,436
Martin Jaffe	14,000	186	—	14,186
Jeff Morris	11,750	186		11,936
Lemuel Tarshis	14,500	186	—	14,686
David Tomasello	1,750	625		2,375

Pursuant to our 2003 Equity Incentive Plan, non-employee directors, currently Messrs. Davidson, Jaffe, Irving, Morris, Tarshis and Tomasello, will receive an annual stock grant of 10,000 shares, vesting in equal amounts over four years, issued at the fair market value on the date of grant, a stipend of $1,000 for each board or committee meeting the director attends in person, and $250 for each meeting attended telephonically. Furthermore, the Company paid an annual stipend of $5,000 for 2005 and will pay $10,000 for each year thereafter, as well as an initial stock grant of 30,000 shares upon becoming a non-employee director.  The Company will continue to reimburse non-employee directors for reasonable travel expenses for attending board or committee meetings.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2007 regarding securities authorized for issuance under the Company’s equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	6,808,342	$1.37	1,197,029	(1)
Equity compensation plans not approved by security holders (2)	—	—	—
Total	6,808,342	1.37	1,197,029	(1)

(1) 2003 Equity Incentive Plan.

(2) The Company does not maintain any equity compensation plans that have not been approved by its stockholders.

The Equity Plan has an automatic annual increase in the number of shares reserved for issuance in an amount equal to the lesser of 4% of the then outstanding shares of our Common Stock or 1,000,000 shares.

In 2003 the Company adopted an equity incentive plan (the “Equity Plan”) which was approved by stockholders in November, 2004.  The principal features of our Equity Plan are summarized below, but the summary is qualified in its entirety by reference to our Equity Plan, which was filed as exhibit 10.6 to the Company’s Proxy Statement to shareholders filed September 3, 2004

This plan provides for the grant of equity awards to such officers, other employees, consultants and directors of WorldGate and our affiliates as the Compensation and Stock Option Committee may determine from time to time. Although various types of awards are available under the Equity Plan, including non-qualified and incentive stock options, restricted stock and performance based awards, currently only stock options and performance based restricted stock have been granted.  Such options vest in equal installments over a four-year period, and expire ten years following the date of its grant, subject to acceleration in the event of some changes of control of WorldGate, and earlier termination upon cessation of employment. Performance based restricted stock vests upon certain defined criteria as determined by the Company’s Board of Directors.

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

The following table sets forth information as of April 1, 2008 regarding beneficial ownership of our common stock by the following persons:

•              each person who is known to us to own beneficially more than 5% of the outstanding shares of common stock,

•              each director,

•              each executive officer named in the executive compensation table above, and

•              all directors and executive officers as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares, subject to applicable community property laws. Shares of common stock subject to options or warrants exercisable within 60 days of April 1, 2008 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the mailing address of the beneficial owners is 3190 Tremont Avenue, Suite 100, Trevose, Pennsylvania 19053.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Ownership
Hal M. Krisbergh(1)	5,937,556	10.43%
Randall J. Gort(2)	1,035,025	1.82%
Richard Westerfer (3)	241	*
Joel Boyarski(4)	745,109	1.31%
James McLoughlin(5)	674,900	1.19%
Steven C. Davidson(6)	59,000	*
Martin Jaffe(7)	109,000	*
Clarence L. Irving, Jr.(8)	67,000	*
Jeff Morris(9)	59,500	*
Lemuel Tarshis(10)	72,700	*
David Tomasello (11)	9,057,501	15.91%
Antonio Tomasello (12)	8,689,587	15.26%
All current directors and executive officers as a group (10 persons)	17,817,532	29.83%

*	Less than 1% of the outstanding Common Stock.

(1)

Includes options to purchase 320,000 shares of common stock. Also includes 3,654,246 shares of common stock held directly, 1,434,429 shares of common stock held within grantor retained trusts in which either Mr. Krisbergh or his spouse are trustees, 299,938 shares of common stock held by Mr. Krisbergh’s spouse and 300,000 shares of common stock held by the Krisbergh Family Foundation, with Mr. Krisbergh acting as the custodian for these shares.

(2)

Includes options to purchase 585,083 shares of common stock.  Also includes 106,063 shares of common stock held directly and 68,879 shares of common stock held by Mr. Gort as custodian for his minor children.

(3)	Includes 241 shares of common stock held by Mr. Westerfer’s minor son.
(4)	Includes options to purchase 485,739 shares of common stock. Also includes 9,371 shares of common stock held directly.
(5)	Includes options to purchase 429,900 shares of common stock.
(6)	Includes options to purchase 49,000 shares of common stock. Also includes 10,000 shares of common stock held directly.
(7)	Includes options to purchase 49,000 shares of common stock. Also includes 15,000 shares of common stock held directly.
(8)	Includes options to purchase 67,000 shares of common stock.
(9)	Includes options to purchase 59,500 shares of common stock.
(10)	Includes options to purchase 55,500 shares of common stock. Also includes 5,200 shares of common stock held directly and 12,000 shares of common stock held by Mr. Tarshis’ spouse.
(11)

Includes options to purchase 7,500 shares, 235,914 of common stock held directly, 124,500 shares of common stock held beneficially as a result of Mr. Tomasello’s position with Cometasa, and 8,689,587 shares of common stock held beneficially as a result of a power of attorney over accounts of his father Antonio Tomasello (which shares are also reported in this table as being directly owned by David Tomasello).

(12)	Includes 6,125,485 shares and 2,564,102 warrants to buy shares, each of which is held directly.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

None.

 Director Independence

                In accordance with our Bylaws, our Board of Directors has specified that, as of the date of our 2006 Annual Meeting, the number of Directors will be set at seven.  Six of our seven Directors are non-employee Directors, and the Board of Directors has determined that each of these six Directors has no relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director, and that each meets the objective requirements for “independence” under the NASDAQ Marketplace Rules.  Therefore, the Board of Directors has determined that each of these six Directors is an “independent” Director under the standards currently set forth in the NASDAQ Marketplace Rules.  The Director who is not independent is Mr. Krisbergh, the Company’s chairman and president.

As of December 31, 2007our directors are as follows:

Name	Age	Position
Hal M. Krisbergh	59	Chairman of the Board of Directors and Chief Executive Officer
Steven C. Davidson(2)	58	Director
Clarence L. Irving, Jr.(1)(3)	51	Director
Martin Jaffe(2)	60	Director
Jeff Morris(1)	54	Director
Lemuel Tarshis(2)(3)	66	Director
David Tomasello	35	Director

(1)	Member of Compensation Committee
(2)	Member of Audit Committee
(3)	Member of the Corporate Governance and Nominating Committee

Item 14. Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by Marcum & Kliegman LLP, our independent registered public accounting firm for the fiscal years ended December 31, 2006 and 2007, are as follows (in whole dollars):

	Fiscal Years Ended December 31
	2006	2007

Audit fees	$202,600	$243,000
Audit related fees	33,000	32,000
Tax fees	25,000	24,000
All other fees	0	0

Total	$260,600	$299,000

Audit Fees

The “audit fees” reported above were billed to us by Marcum & Kliegman LLP for professional services rendered in connection with their audit of our consolidated financial statements and their limited reviews of our unaudited condensed consolidated financial statement information and our unaudited condensed consolidated interim financial statements included in our quarterly reports, and for services normally provided by  Marcum & Kliegman  LLP in connection with other statutory and regulatory filings or engagements, including audit consultations, issuance of consents for registration statements and SEC comment letters.

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

Audit Committee Pre-approval Policies and Procedures

Our audit committee has adopted a policy requiring the pre-approval of all audit and permissible non-audit services provided by our independent public auditors. Under the policy, the audit committee is to specifically pre-approve before the end of each fiscal year any recurring audit and audit related services to be provided during the following fiscal year. The audit committee also may generally pre-approve, up to a specified maximum amount, any nonrecurring audit and audit related services for the following fiscal year. All pre-approved matters must be detailed as to the particular service or category of services to be provided, whether recurring or non-recurring, and reported to the audit committee at its next scheduled meeting. Permissible non-audit services are to be pre-approved on a case-by-case basis. The audit committee may delegate its pre-approval authority to any of its members, provided that such member reports all pre-approval decisions to the audit committee at its next scheduled meeting. Our independent public auditors and members of management are required to report periodically to the audit committee the extent of all services provided in accordance with the pre-approval policy, including the amount of fees attributable to such services.

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

1.             Financial Statements

The following financial statements have been included as part of this report:

Report of Marcum & Kliegman LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity (Deficiency)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

3.  Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (11)
3.2	Amended and Restated Bylaws (2)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 18, 2004 (11)
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 24, 2004 (11)
4.1	Form of Warrant issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003) (4)
4.2	Form of Additional Investment Right issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003) (4)
4.3	Form of Warrant issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004) (7)
4.4	Form of Additional Investment Right dated issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004) (7)
4.5	Form of Series A Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004) (8)
4.6	Form of Series B Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors) (8)
4.7	Form of Series C Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors) (8)

4.8	Form of Warrant issued by the Company to Mr. K. Y. Chou (13)
4.9	Form of Warrant dated August 3, 2005 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors) (14)
4.10	Form of Warrant dated August 3, 2005 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors) (14)
4.11	Investor Registration Rights Agreement, dated August 11, 2006, by and among the Company and Cornell Capital Partners, LP (16)
4.12	Form of Amended and Restated Secured Convertible Debenture issued by the Company to Cornell Capital Partners, LP, dated as of May 18, 2007 (17)
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

10.5	1996 Stock Option Plan (3)
10.6	2003 Equity Incentive Plan(10)
10.7	Amended and Restated Securities Purchase Agreement dated as of December 4, 2003, by and between the Company and the Purchasers (as defined therein) (5)
10.8	Securities Purchase Agreement dated as of January 20, 2004 by and between the Company and the Purchasers (as defined therein) (7)
10.9	Securities Purchase Agreement dated as of June 24, 2004 by and between the Company and the Investors (as defined therein) (8)
10.10	Securities Purchase Agreement, dated as of August 11, 2006, by and among the Company and Cornell Capital Partners, LP (16)
10.11	Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors (as defined therein) (14)
10.12	Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors (as defined therein) (14)
10.13	License, Maintenance and Update Service Agreement between WorldGate and Aequus dated March 31, 2008 *
10.14	Revised and Restated Amendment and Master Contract between WorldGate and Aequus dated March 31, 2008 *
10.15	Master Agreement between WorldGate and Aequus dated March 31, 2008 *
10.16	Subscription Agreement dated September 24, 2007 between the Company and Antonio Tomasello *
10.17	Voting Agreement among the Company, Antonio Tomasello and David Tomasello (17)
21	Subsidiaries*
23.1	Consent of Marcum & Kliegman LLP*
24	Power of Attorney (included in signature page)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the exhibits to our Registration Statement on Form S-1/A as filed on April 7, 1999 (Registration No. 333-71997).
(2)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended March 31, 1999.
(3)	Incorporated by reference to the exhibits to our Form 10-K/A Report for the fiscal year ended December 31, 2000, as filed on August 17, 2001.
(4)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 2, 2003.
(5)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 4, 2003.
(6)	Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on December 24, 2003 (Registration No. 333-111571).

(7)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed January 21, 2004.
(8)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed June 25, 2004.
(9)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed July 13, 2004.
(10)	Incorporated by reference to the exhibits to the Company’s Proxy Statement to shareholders filed September 3, 2004.
(11)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended September 30, 2004, as filed on November 17, 2004.
(12)	Incorporated by reference to the exhibits to our Form 10-K Report for the fiscal year ended December 31, 2004, as filed on March 31, 2005.
(13)	Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on May 24, 2005.
(14)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed August 8, 2005.
(15)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed November 23, 2005.
(16)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended June 30, 2006, as filed on August 14, 2006.
(17)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed May 24, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Date: April 16, 2008	By:	/s/ HAL M. KRISBERGH
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

Name	Capacity	Date

/s/ HAL M. KRISBERGH	Chairman of the Board and Chief Executive Officer

Hal M. Krisbergh	(Principal Executive Officer)	April 16, 2008

/s/ JOEL BOYARSKI
Joel Boyarski	Senior Vice President and Chief Financial Officer
	(Principal Financial and Accounting Officer)	April 16, 2008

/s/ STEVEN C. DAVIDSON
Steven C. Davidson	Director	April 16, 2008

/s/ MARTIN JAFFE
Martin Jaffe	Director	April 16, 2008

/s/ CLARENCE L. IRVING, JR.
Clarence L. Irving, Jr.	Director	April 16, 2008

/s/ JEFF MORRIS
Jeff Morris	Director	April 16, 2008

/s/ LEMUEL TARSHIS
Lemuel Tarshis	Director	April 16, 2008

/s/ DAVID TOMASSELO	Director
David Tomasselo		April 16, 2008

Exhibit Index

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (11)
3.2	Amended and Restated Bylaws (2)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 18, 2004 (11)
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 24, 2004 (11)
4.1	Form of Warrant issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003) (4)
4.2	Form of Additional Investment Right issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003) (4)
4.3	Form of Warrant issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004) (7)
4.4	Form of Additional Investment Right dated issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004) (7)
4.5	Form of Series A Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004) (8)
4.6	Form of Series B Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors) (8)
4.7	Form of Series C Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors) (8)
4.8	Form of Warrant issued by the Company to Mr. K. Y. Chou (13)
4.9	Form of Warrant dated August 3, 2005 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors) (14)
4.10	Form of Warrant dated August 3, 2005 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors) (14)
4.11	Investor Registration Rights Agreement, dated August 11, 2006, by and among the Company and Cornell Capital Partners, LP (16)
4.12	Form of Amended and Restated Secured Convertible Debenture issued by the Company to Cornell Capital Partners, LP, dated as of May 18, 2007 (17)
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

10.5	1996 Stock Option Plan (3)
10.6	2003 Equity Incentive Plan(10)
10.7	Amended and Restated Securities Purchase Agreement dated as of December 4, 2003, by and between the Company and the Purchasers (as defined therein) (5)
10.8	Securities Purchase Agreement dated as of January 20, 2004 by and between the Company and the Purchasers (as defined therein) (7)
10.9	Securities Purchase Agreement dated as of June 24, 2004 by and between the Company and the Investors (as defined therein) (8)
10.10	Securities Purchase Agreement, dated as of August 11, 2006, by and among the Company and Cornell Capital Partners, LP (16)
10.11	Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors (as defined therein) (14)
10.12	Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors (as defined therein) (14)
10.13	License, Maintenance and Update Service Agreement between WorldGate and Aequus dated March 31, 2008 *
10.14	Revised and Restated Amendment and Master Contract between WorldGate and Aequus dated March 31, 2008 *

10.15	Master Agreement between WorldGate and Aequus dated March 31, 2008 *
10.16	Subscription Agreement dated September 24, 2007 between the Company and Antonio Tomasello *
10.17	Voting Agreement among the Company, Antonio Tomasello and David Tomasello (17)
21	Subsidiaries*
23.1	Consent of Marcum & Kliegman LLP*
24	Power of Attorney (included in signature page)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the exhibits to our Registration Statement on Form S-1/A as filed on April 7, 1999 (Registration No. 333-71997).
(2)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended March 31, 1999.
(3)	Incorporated by reference to the exhibits to our Form 10-K/A Report for the fiscal year ended December 31, 2000, as filed on August 17, 2001.
(4)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 2, 2003.
(5)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 4, 2003.
(6)	Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on December 24, 2003 (Registration No. 333-111571).
(7)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed January 21, 2004.
(8)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed June 25, 2004.
(9)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed July 13, 2004.
(10)	Incorporated by reference to the exhibits to the Company’s Proxy Statement to shareholders filed September 3, 2004.
(11)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended September 30, 2004, as filed on November 17, 2004.
(12)	Incorporated by reference to the exhibits to our Form 10-K Report for the fiscal year ended December 31, 2004, as filed on March 31, 2005.
(13)	Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on May 24, 2005.
(14)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed August 8, 2005.
(15)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed November 23, 2005.
(16)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended June 30, 2006, as filed on August 14, 2006.
(17)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed May 24, 2007.