Form 10-Q
period 2008-03-31
WORLDGATE COMMUNICATIONS INC
filed 2008-05-20
CIK 1030058

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Quarterly Period Ended March 31, 2008.
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer and Smaller Reporting Company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☒

        Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of May 7, 2008, there were 58,628,747 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and per share Amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$296	$1,081
Trade accounts receivables, less allowance for doubtful accounts of $0 at March 31, 2008 and December 31, 2007	88	166
Other receivables	1,183	6
Inventory	1,288	1,057
Prepaid and other current assets	359	186

Total current assets	3,214	2,496

Property and equipment	4,627	4,627
Accumulated depreciation and amortization	(3,929)	(3,830)

Property and equipment, net	698	797
Deposits and other assets	66	121

Total assets	$3,978	$3,414

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$1,985	$1,377
Accrued expenses	1,293	1,386
Accrued compensation and benefits	193	74
Detachable warrants	369	236
Warranty reserve	19	49
Deferred revenues and income	1,886	252
Convertible debentures payable (net of unamortized discount of $4,281 at March 31, 2008 and $4,499 at December 31,2007	1,719	1,502

Total current liabilities	7,464	4,876
Commitments and contingencies
Stockholders' deficiency:
Preferred Stock, $.01 par value, 13,492,450 shares authorized; 0 shares issued at March 31, 2008 and December 31, 2007	0	0
Common Stock, $.01 par value; 200,000,000 shares authorized; 56,948,747 shares issued and outstanding at March 31, 2008 and 56,939,925 shares issued and outstanding at December 31, 2007	569	569
Additional paid-in capital	259,672	259,544
Accumulated deficit	(263,727)	(261,575)

Total stockholders' deficiency	(3,486)	(1,462)

Total liabilities and stockholders' deficiency	$3,978	$3,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Share And Per Share Amounts)

	Three Months ended March 31,
	2008	2007
Net revenues:
Product revenues	$19	$199
Service revenues	95	111

Total net revenues	114	310
Cost of revenues	38	349

Gross margins	76	(39)

Engineering and development expenses (excluding depreciation and amortization amounts of $50 and $105 for the three months ended March 31, 2008 and 2007, respectively)	577	1,785
Sales and marketing expenses (excluding depreciation and amortization amounts of $15 for the three months ended March 31, 2008 and 2007)	219	1,123
General and administrative expenses (excluding depreciation and amortization amounts of $34 and $49 for the three months ended March 31, 2008 and 2007, respectively)	899	1,517
Depreciation and amortization	99	169

Total expenses from operations	1,794	4,594

Loss from operations	(1,718)	(4,633)

Other Income (expense)
Interest and other income	8	98
Change in fair value of derivative warrants and conversion options	(133)	1,374
Amortization of debt discount	(218)	(1,283)
Interest expense	(90)	(136)

Total other income (expense), net	(433)	53

Net loss	(2,151)	(4,580)
Accretion on preferred stock, dividends and deemed dividends	0	(14)

Net loss attributable to common stockholders	$(2,151)	$(4,594)

Net loss attributable to common stockholders (Basic and Diluted)	$(0.04)	$(0.11)

Weighted average common shares outstanding (Basic and Diluted)	56,948,343	42,057,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in Thousands)

	Three Months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,151)	$(4,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99	169
Amortization of debt discount	218	1,283
Change in fair value of derivative warrants and conversion options	133	(1,374)
Non-cash stock based compensation	125	192
Write down of inventory	0	16
Changes in operating assets and liabilities:
Trade accounts receivable	78	126
Other receivables	(3)	4
Inventory	(231)	(345)
Prepaid and other current assets	(173)	256
Deposits and other assets	55	0
Accounts payable	608	(802)
Accrued expenses and other current liabilities	(93)	(172)
Accrued compensation and benefits	119	150
Warranty reserve	(30)	(6)
Deferred revenue	460	29

Net cash used in operating activities	(786)	(5,054)

Cash flows used in investing activities:
Capital expenditures	0	(38)

Net cash used in investing activities	0	(38)

Cash flows from financing activities:
Proceeds from issuance of common stock	1	9

Net cash provided by financing activities	1	9

Net decrease in cash and cash equivalents	(785)	(5,083)
Cash and cash equivalents, beginning of period	1,081	10,067

Cash and cash equivalents, end of period	$296	$4,984

Non-cash financing activities:
Conversion of convertible debenture to common stock	$1	$1,000
Conversion of derivative liability	0	730
Accretion on preferred stock	0	12
Dividends payable on preferred stock	0	2
Common stock issued for accrued dividends	0	2

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

1.    Basis of Presentation.

        The unaudited condensed consolidated financial statements of WorldGate Communications, Inc. ("WorldGate" or the "Company") for the three months ended March 31, 2008 and 2007 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In addition, the December 31, 2007 condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 and the notes thereto included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these unaudited condensed consolidated financial statements are materially consistent with those described in the audited December 31, 2007 financial statements.

        The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2008.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Judgments and estimates of uncertainties are required in applying the Company's accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue recognition, inventory valuation, deferred revenues, stock based compensation, valuation of derivative liabilities, and related warrants and deferred tax asset valuation allowances.

        Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have them conform to the current period classifications. The reclassifications have no effect on previously reported losses.

2.    Liquidity and Going Concern Considerations.

        As of March 31, 2008, the Company had cash and cash equivalents of $296. The cash used in operations for the three months ended March 31, 2008 was $786. The funds the Company received as a result of private placements of its securities on December 1, 2003 and December 4, 2003, January 21, 2004, April 22, 2004, June 24, 2004, December 15, 2004, August 3, 2005, August 11, 2006, October 13, 2006 and September 24, 2007 have permitted the Company to fund the development of its business.

        The Company had $7,464 of liabilities and substantially all of its assets are pledged as collateral as of March 31, 2008. These liabilities include $369 of detachable warrants related to the Company's private placement of preferred stock in June 2004 and $1,719 of debt (net of unamortized discount of $4,281) related to the Company's financing in August and October 2006.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

2.    Liquidity and Going Concern Considerations. (Continued)

        The Company's short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations and operating expenses.

        The Company has incurred recurring net losses and has an accumulated deficit of $263,727, stockholder's deficiency of $3,486 and a working capital deficit of $4,250 as of March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

        Long term cash requirement obligations are primarily related to the August and October 2006 secured convertible debenture transactions which mature in 2009. The convertible debentures have an interest rate of 6% per annum and can be converted to common stock at the holder's option. The Company has current debt as of March 31, 2008 on the balance sheet reflecting the convertible debentures issued on August 11 and October 13, 2006. The convertible debentures payable, net of unamortized discounts of $4,281 and $4,499, had a balance of $1,719 and $1,502, respectively, as of March 31, 2008 and December 31, 2007 (See Note 7). As of March 31, 2008 and December 31, 2007, accrued interest was $748 and $658, respectively.

        On February 5, 2008, February 13, 2008, February 15, 2008, April 8, 2008, and April 23, 2008, the Company received notices from YA Global, holder of the Company's convertible debentures, claiming that the Company was in default of the terms of the debentures. The Company has notified YA Global that it disputes these alleged defaults (See Note 7).

        The Company's ability to generate cash is dependent upon the sale of its Ojo product and on obtaining cash through capital markets. The Company began generating revenue from the commercial shipment of its Ojo product in April 2005 and the Company expects revenues to increase as the product continues to roll out to the marketplace. Depending on the ramp up of sales and the achievable margins, the increased level of sales activity should have a positive impact on the Company's cash flows from operations, which would support its ability to meet its cash requirements in the long term. Given that the Company's video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of the Company's sales efforts could also have an adverse effect on the Company's ability to raise additional financing.

        In the latter part of the third quarter of 2007 product shipments of the Company's broadband video phone products commenced to a VRS provider, Aequus. The Company's Ojo video phone provides this equipment link for the hard-of-hearing VRS user with a Telecommunications Relay Service ("TRS") operator (called a Communications Assistant, or "CA") so that the VRS user and the CA can see and communicate with each other using American Sign Language ("ASL") in signed conversation. VRS enables deaf and hard-of-hearing customers to improve their connection with people in their personal and business lives. This market is particularly attractive since the use of video as part of the communication link is critical, and accordingly, the video phone is a major contributing component. Entrance to the VRS market has contributed significantly to the Company's efforts to increase product awareness and sales. Depending on the continued ramp up of sales, and the

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

2.    Liquidity and Going Concern Considerations. (Continued)

achievable margin, the increased level of sales and service activity should have a positive impact on the Company's cash flows from operations.

        On February 4, 2008, the Company announced that it was in a dispute with Aequus over the payment of significant monies which the Company believed were owed to it. The customer's refusal to pay such monies had contributed to a shortfall in the operating cash available to the Company to continue operations, and accordingly, on January 30, 2008, the Company shut down its operations. The announcement further indicated that this was a first step to winding down its business, which would occur if the Company was not able to secure payment of the monies believed to be owed to it by the customer, and/or new financing.

        On March 31, 2008, the Company entered into a new agreement with Aequus and Snap!VRS. This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of video phone service to Aequus, (ii) payment to the Company by Aequus of approximately $5,000 in scheduled payments over ten months commencing March 31, 2008, (iii) agreement to arbitrate approximately $1,364 additional dollars claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1,475 of video phones by Aequus (the "Aequus Transaction"). As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operating a video phone service for its customers. The $1,475 of units purchased per the agreement as of March 31, 2008 are being held by the Company pending shipment to Aequus customers. As of March 31, 2008 the Company had received payment of $300 toward the purchase of video phone units and $200 of the $5,000 agreed payments. The March 31, 2008 balance sheet reflects the $500 payments as deferred revenue and income. In the period April 1, 2008 through May 16, 2008 the Company received additional payments of $400 toward the purchase of video phone units and $1,600 additional payments as part of $5,000 of agreed payments.

        Based on management's internal forecasts and assumptions, including, among others, the receipt of the payments per its agreement with Aequus of March 31, 2008, assumptions regarding the proceeds that might result from the arbitration with Aequus of amounts the Company claims is owed to it by Aequus, the favorable resolution of defaults asserted by the holder of its convertible debentures and its short term cash requirements and projected revenue growth, the Company might have sufficient cash on hand to meet its obligations into 2009. However, Aequus is a new company with an unproven track record and if Aequus is not successful, or if their activities do not lead to significant sales of its product, their operating results will be adversely affected, and its ability to pay all of the monies obligated per the agreement, including payment for products purchased or the payment of any monies the Company is awarded as a result of agreed arbitration with Aequus, may not materialize or could be significantly reduced and the Company may have insufficient capital to operate its business.

        The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources, to obtain such financing. There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain sufficient funds the

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

2.    Liquidity and Going Concern Considerations. (Continued)

Company may suspend operations which could have a material adverse impact on its business prospects. No assurances can be given that additional financing transactions can be consummated. If the Company is unable to obtain sufficient funds the Company may further reduce the size of the organization or suspend operations which would have a material adverse impact on its business prospects. In order to stretch its current working capital to provide more time for this to happen, in 2007 the Company significantly cut its operating expenses, including suspension of a portion or all salaries for a time period in the third and fourth quarters of 2007 and the first quarter of 2008 for certain senior management of the Company. No assurances can, however, be made that these efforts will be successful.

3.    Recent Accounting Pronouncements.

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standard ("SFAS") No. 141R, "Business Combinations," which replaces SFAS No. 141, "Business Combinations." SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent considerations, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon the adoption of SFAS No.160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders' equity. The Company would also be required to present any net income allocable to noncontrolling interest and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

        Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

3.    Recent Accounting Pronouncements. (Continued)

        Effective January 1, 2008, the Company adopted the provisions of SFAS 157, "Fair Value Measurements" for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board ("FASB") having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The Company applied the provisions of FSP FAS 157-2, "Effective Date of FASB Statement 157," which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. The deferred nonfinancial assets and liabilities include items such as property and equipment and goodwill. The Company is required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and are still evaluating the impact on its condensed consolidated financial statements.

        Effective January 1, 2008, the Company adopted Emerging Issue Task Force ("EITF") No. 06-1, "Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider"("EITF 06-1"). This guidance requires the application of EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-9"), when consideration is given to a reseller or manufacturer for benefit to the service provider's end customer. EITF 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and, also, provides guidance for the classification of the expense. The adoption of EITF 06-1 did not have a material effect on the condensed consolidated financial statements of the Company.

        Effective January 1, 2008, the Company adopted Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of the expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. The Company currently uses the "simplified" method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the "simplified" method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The adoption of SAB 110 did not have a material impact upon the Company's consolidated financial statements.

        In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133", which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

3.    Recent Accounting Pronouncements. (Continued)

statement will be effective for the Company beginning on January 1, 2009. The adoption of this statement will change the disclosures related to derivative instruments held by the Company.

4.    Inventory.

        The Company's inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined on a First-in, First-out ("FIFO") cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. To motivate trials and sales of its Ojo product, the Company has historically subsidized, and plans in the future to continue to subsidize, certain of its product sales to customers that result in sales of inventory below cost. In accordance with Accounting Research Bulletin ("ARB") No. 43, the Company reflects such inventory at the lower of cost or market and has reduced its inventory at March 31, 2008 and March 31, 2007 by $0 and $97, respectively, to reflect such valuation. Any significant unanticipated changes in the factors noted above could have an impact on the value of the Company's inventory and its reported operating results. At March 31, 2008 and December 31 2007 the Company's inventory balance was $1,288 and $1,057, respectively.

5.    Stock Based Compensation.

        The Company accounts for stock based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004), "Share-Based Payment," (SFAS No. 123(R).. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating inflows. As a result, the Company's net loss before taxes for the three months ended March 31, 2008 and 2007 included approximately $125 ($0.00 per share) and $192 ($0.00 per share), respectively, of stock based compensation. The stock based compensation expense is included in general and administrative expense in the condensed consolidated statements of operations.

        Consistent with the requirements of SFAS 123(R), the Company has selected a "with-and-without" approach regarding the accounting for the tax effects of share-based compensation awards. This approach is consistent with intraperiod allocation guidance in SFAS No. 109, "Accounting for Income Taxes", and EITF Topic D-32, "Intraperiod Tax Allocation of the Tax Effect of Pretax Income From Continuing Operations."

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

5.    Stock Based Compensation. (Continued)

        A summary of awards under the Company's 2003 Equity Incentive Plan is presented below:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2008	5,907,342	$1.53	$0
Granted	0	$0
Exercised	0	0
Cancelled/forfeited	(1,116,863)	$1.59

Outstanding, March 31, 2008	4,790,479	$1.52	$0

Exercisable, March 31, 2008	3,294,166	$1.80	$0

        As of March 31, 2008, there was $800 of total unrecognized compensation arrangements granted under the Plan. The cost is expected to be recognized through 2011.

        The following table summarizes information about stock options outstanding at March 31, 2008:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00–$0.39	1,216,063	8.65	$0.31	229,563	$0.37
$0.40–$0.59	884,250	5.83	0.52	804,250	0.52
$0.60–$0.89	299,492	6.69	0.60	299,492	0.60
$0.90–$1.34	568,500	5.74	1.06	568,500	1.06
$1.35–$2.01	616,477	6.14	1.61	403,977	1.69
$2.02–$3.02	754,872	4.97	2.52	627,934	2.54
$3.03–$4.53	298,999	6.40	4.19	222,374	4.22
$4.54–$6.80	80,870	4.55	5.94	67,120	6.05
$6.81–$10.20	40,000	2.88	8.25	40,000	8.25
$15.31–$22.95	26,900	1.97	21.02	26,900	21.02
$22.96–$34.43	4,056	2.26	28.60	4,056	28.60

	4,790,479	6.49	$1.52	3,294,166	$1.80

        Performance based shares were granted on October 3 and December 20 of 2007 to certain senior executives that vest upon the achievement of certain criteria as follows: 10% of the shares vest upon achieving each of a 10%, 20%, 30% 40% and 50% increase for the Company in total gross revenue in a quarter over its third quarter 2007 total gross revenue shown on its statement of operations as reported in the SEC filings and 25% of the shares vest upon the Company achieving each of (1) a quarterly operating cash break even (defined as zero or positive "net cash provided by operations" consistent with or as reported on the "Consolidated Statement of Cash Flows" in the financial

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

5.    Stock Based Compensation. (Continued)

statements filed with SEC) and (2) a 10% net income as a percent of revenue. The Performance Grants had a fair value of $206 on their dates of grant of October 3 and December 20, 2007. The criteria for these performance based shares was amended to clarify that the criteria is intended to refer to transactions and revenue, operating cash flow and income generated in the ordinary course of the Company's business, and not to extra-ordinary transactions, such as, by way of example and not limitation, the Rights Fee under the March 31, 2008 Aequus transaction. As of March 31, 2008, it was determined that is was more likely than not that the performance grants would be not be earned and therefore there was no compensation expense recorded for these grants.

        The following table is the summary of the Company's non-vested restricted shares as of March 31, 2008.

Shares
Nonvested as of January 1, 2008	901,000
Granted	0
Vested	0
Cancelled/forfeited	(68,000)

Nonvested as of March 31, 2008	833,000

6.    Accounting for Preferred Shares and Derivative Shares.

        In June 2004, WorldGate completed a private placement of preferred stock. The preferred stock had a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company's option. The preferred stock had a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months, and the ability to be redeemed at maturity in cash or, at the Company's option, subject to certain conditions had the potential to not be solely under the control of the Company, through the issuance of the number of shares of common stock determined by dividing the liquidation preference of the preferred shares by the then average market price over the ten consecutive trading days prior to the date of conversion. If the effectiveness of the registration statement lapsed, the Company ceased to be listed on certain specified exchanges and trading in the Company's stock is suspended or a change in control occurred with respect to the Company, the Company could have been required to settle redemption of the preferred stock with cash instead of its common shares. Furthermore, since the market price of the Company's common stock cannot be predicted, the actual number of shares of the Company's common stock that could have been required if a redemption was made through the issuance of common stock also could not be predicted. The private placement included numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.0% per month for unredeemed preferred shares once registration of the shares lapsed and until the registration again became effective.

        The preferred stock had embedded conversion options. Specifically, the holders of the preferred stock could have converted their shares into the Company's common stock at a conversion price of $2.35 per preferred share. In addition the Company could have forced conversion of the preferred stock into common stock if the Company achieved certain price targets for its common stock and

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

6.    Accounting for Preferred Shares and Derivative Shares. (Continued)

satisfaction of certain other conditions, such as the existence of an effective registration statement. In either event the conversion price was subject to adjustment if, at any time after the date the preferred shares were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company's common stock for per share consideration less than the conversion price of the preferred shares on the date of such issuance or sale. Accordingly, the number of common shares issuable upon the conversion of the preferred shares could not be predicted. Furthermore, net-cash settlement could have been required in the event of conversion default under certain circumstances that could not be solely under the control of the Company. If the effectiveness of the registration statement lapsed, the Company ceased to be listed on certain specified exchanges and trading in the Company's stock was suspended or a change in control occurs with respect to the Company, the Company could have been required to settle a conversion of the preferred stock with cash instead of its common shares.

        Also, as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of its common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of its common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company's common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale. Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted. As of September 30, 2006, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised. All of the additional investment rights had been exercised as of June 30, 2006. Based on anti-dilution provisions contained within this private placement the $2.69 warrants were modified to an exercise price of $0.23 as of March 31, 2008 and the number of outstanding warrants were increased by 7,181,914 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances. Based on anti-dilution provisions contained within this private placement the $3.14 warrants were also modified to an exercise price of $0.25 as of March 31, 2008 and the number of outstanding warrants were increased by 8,574,597 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.

        Of the 7,550 preferred shares issued under this private placement, all shares have been converted to common stock as of March 31, 2008.

        The terms of the preferred stock included certain conversion options that represent derivative financial instruments under paragraph 12 of SFAS No. 133 "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and thus were separated from the preferred stock and valued using the Black-Scholes option pricing model. The conversion options included certain provisions that could have resulted in a variable number of shares to be issued upon conversion, adjustment to the strike price at which conversion shares would be determined, or the requirement for the Company to have settled the conversion options in cash. EITF 00-19, "Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") states that if the conversion

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

6.    Accounting for Preferred Shares and Derivative Shares. (Continued)

options require net cash settlement in the event of circumstances that are not solely within the Company's control they should be classified as a liability measured at fair value on the balance sheet.

        The terms of the five-year warrants include cash penalty provisions in the event that the Company fails to meet its obligations to deliver registered shares to the warrant holder upon exercise and an anti-dilution provision that could result in a variable number of shares to be issued upon warrant exercise. Additionally, the terms and conditions of the warrants provide for net settlement through cashless exercise whereby the shares delivered to the warrant holder would be readily convertible to cash. In accordance with EITF 00-19 and given the terms and conditions of the warrants as outlined above, the Company classified the warrants as a liability on its balance sheet measured at fair value using the Black-Scholes option pricing model.

        The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. On June 23, 2007, the holder converted the remaining 166 shares of preferred stock into 326,471 shares of common stock. As a result of this conversion, the conversion option liability was reclassified to equity. The remaining warrants are valued using the Black-Scholes valuation model. At March 31, 2008 and 2007, the closing common stock price was $0.07 and $0.70, respectively, applicable volatility rates were 142% and 97% respectively, and the period close risk-free interest rates as of March 31, 2008 and 2007 were 1.57% and 4.55% for the instrument's contractual life of 1.25 and 2.25 for years, respectively, for the warrants (continuously compounded), and represent the key assumptions used in the valuation calculation. The result was a $133 non cash charge for the three months ended March 31, 2008, and a $1,374 non cash gain for the three months ended March 31, 2007.

7.    Accounting for Secured Convertible Debentures and Related Warrants.

        On August 11, 2006 and October 13, 2006 the Company completed a private placement with an institutional investor of convertible debentures in the aggregate principal amount of $11,000. These convertible debentures have a maturity of three years, an interest rate of 6% per annum, and are convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted closing price ("VWAP") of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions). The number of shares available is subject to an overall limit on the number of issuable shares, as further described below. Interest is payable at maturity, and the Company may elect to pay the interest amount in cash or shares of its common stock. There was $748 of accrued interest as of March 31, 2008. Through March 31, 2008 the investors converted $5,000 of the convertible debt into 13,233,795 shares of the Company's common stock. During the period April 1, 2008 through May 16, 2008 the investors converted an additional $146 of the convertible debt into 1,680,000 additional shares of the Company's common stock.

        The Company has the right to redeem all or any portion of the principal amount of the convertible debentures in cash at any time upon not less than four business days notice if the closing price of its stock is less than $1.75 per share. Such early redemption will, however, require the Company to pay a

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

7.    Accounting for Secured Convertible Debentures and Related Warrants. (Continued)

10% prepayment premium. In addition, without any prepayment premium, the Company has the right to force the holders to convert a maximum of $500 of the principal amount of the convertible debenture in any thirty day period if for five consecutive trading days the VWAP of its common stock is above $1.925 per share but less then $3.50 per share and providing the daily trading volume exceeds 200,000 shares for these five days, and certain other conditions are met. If the VWAP of the Company's common stock is greater than $3.50 per share for 30 consecutive trading days, the daily trading volume exceeds 250,000 shares for five days prior, and if certain other conditions are met, the Company can also force the holder to convert all or any portion of the outstanding principal and interest into shares of its common stock without any prepayment premium.

        There are some restrictions on the holder's right to convert the convertible debentures. The holder cannot make any conversions below $1.75 per share which would exceed $500 in principal amount in any calendar month, or which would result in the issuance of more than 840,000 shares of the Company's common stock per calendar month (provided that this maximum share limit will be waived by the Company unless it elects to pay the holder in cash the difference in value between 840,000 shares and the number of shares the holders wishes to convert, up to the $500 per month conversion limit). On May 31, 2007, the Company waived this maximum share limit for a certain conversion of $500, and permitted the issuance of an additional 286,634 shares of common stock, in lieu of making a cash payment. If the Company is in default under the convertible debentures, these limitations are waived. The holder is also not restricted in making conversions at $1.75. In no case, however may the holder convert the convertible debentures if it would result in beneficial ownership of more than 9.99% of the Company's outstanding common stock (though this provision can be waived by the holder upon 65 days prior notice). If the Company, at any time while the convertible debentures are outstanding, shall (a) pay a stock dividend or otherwise make a distribution or distributions on shares of its common stock or any other equity or equity equivalent securities payable in shares of common stock, (b) subdivide outstanding shares of common stock into a larger number of shares, (c) combine (including by way of reverse stock split) outstanding shares of common stock into a smaller number of shares, or (d) issue by reclassification of shares of the common stock any shares of capital stock of the Company, then the convertible debenture holder is entitled to have the conversion price adjusted to correspond to common stock holders' rights to any such stock dividend, stock split, stock combination or reclassification of shares. The $1.75 conversion price is also subject to a weighted average dilution adjustment if the Company issues shares (apart from certain excluded issuances) of its capital stock at an effective price per share less than the conversion price, as defined above. The Company received a one-time waiver from its institutional investor of the dilution adjustment related to the issuance of common stock and warrants to Antonio Tomasello, a private investor and father of David Tomasello, a director of the Company. The Company also granted the convertible debentures holders a security interest in substantially all of its assets. Moreover, the Company is required to register the shares of common stock issuable to the investor for resale to the public pursuant to a registration rights agreement, containing customary terms, conditions and indemnities. The private placement includes numerous provisions intended to protect the institutional investor, including a cash payment penalty in which the Company shall pay liquidated damages to the selling security holder in the event that (i) a registration statement is not timely filed, (ii) a registration statement is not timely declared effective by the SEC or (iii) sales cannot be made pursuant to the registration statement. Such liquidated damages shall be equal to 1% of the liquidated value of the outstanding convertible debentures for each thirty

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

7.    Accounting for Secured Convertible Debentures and Related Warrants. (Continued)

day period in which the Company fails to satisfy provisions (i), (ii) or (iii) above. In no event, however, shall liquidated damages exceed 12% of the aggregate purchase price of $11,000, which is $1,320. Pursuant to the Amendment and Waiver, dated November 22, 2006, as amended, between the Company and the selling security holder, the parties eliminated liquidated damages for the Company's failure to satisfy the clauses above in connection with the October 2006 tranche. Accordingly, the Company has recorded no liability in connection with these liquidated damage provisions.

        In addition, the aggregate number of shares to be issued upon conversion, exercise of the warrants, payment for commitment shares, and payment of liquidated damages pursuant to the registration rights agreement has been limited to 61,111,111 shares of common stock. On September 19, 2006, the Company's registration statement to register the shares under this private placement was declared effective.

        As part of this private placement, the Company issued to the investor 177,419 commitment shares of common stock with a fair value at issuance of approximately $222. The Company also issued five-year warrants to purchase a total of up to 2,595,000 shares of WorldGate common stock, with 1,145,000 of the warrants having an exercise price of $1.85 per share (with 624,545 of these warrants issued at the closing of the August 2006 tranche and 520,455 warrants issued at the closing of the October 2006 tranche), 1,100,000 of the shares having an exercise price of $2.35 per share (with 600,000 of these warrants issued at the closing of the August 2006 tranche and 500,000 warrants issued at the closing of the October 2006 tranche), and 350,000 warrants having an exercise price of $2.60 per share (with 190,909 of these warrants issued at the closing of the August 2006 tranche and 159,091 warrants issued at the closing of the October 2006 tranche). The terms of the warrant agreements provide for the adjustment of the exercise price and the number of shares of common stock to be issued upon the Company's issuance of certain securities deemed to be dilutive under the agreement. Under certain conditions, the holder may exercise these warrants on a cashless basis.

        Upon any liquidation, dissolution or winding up of the Company, the holder of the convertible debenture will be entitled to receive the principal amount of the convertible debenture, together with accrued and unpaid interest, prior to any payment to the holders of the Company's common and preferred stock.

        On February 5, 2008, February 13, 2008, February 15, 2008, April 8, 2008, and April 23, 2008 the Company received notices from YA Global, holder of the Company's convertible debentures, claiming that the Company was in default of the terms of the debentures for stating its intent to wind down its business, failing to maintain current financial statements in the registration statement relating to the sale of the Company's common stock issuable upon conversion of one of those debentures, failing to comply with a covenant to their satisfaction that provided for the disclosure of information they considered material, and entering into the agreement with Aequus Technologies Corp. and Snap Telecommunications, Inc. (collectively "Aequus"), a provider of Video Relay Services ("VRS") and Video Remote Interpreting ("VRI") services for the deaf and hard of hearing, that granted an exclusive license to Aequus for video relay and interpreting services in North America, indicating that such license was a default of the terms of the debentures because it appeared to YA that such license constituted a sale of more than fifty percent of the Company's assets and therefore a change of control as that term is defined in the debentures, and, as a result of these notices, YA Global indicated that it

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

7.    Accounting for Secured Convertible Debentures and Related Warrants. (Continued)

was exercising its right to accelerate payment of the full principal amount of the debentures. The Company has notified YA Global that it disputes these claims and whether they constitute a continuing event of default under the debentures. The Company has also notified YA Global that their right to accelerate payment is also disputed. Although the Company disputes YA Global's claims of default, and does not believe YA Global has any basis to accelerate payments on the debenture, the Company has reclassified the YA Global convertible debenture to a current liability on the accompanying condensed consolidated balance sheet, solely in light of the existence of the alleged claims.

        Prior to the May 18, 2007 amendment, subject to the share limitation, as discussed above, the actual number of shares of the Company's common stock that would be required if a conversion of the convertible debenture was made through the issuance of common stock could not be predicted. If the Company's requirements to issue shares under these convertible debenture agreements had exceeded the share limitation, or if it was not listed or quoted for trading on at least the NASDAQ OTC Bulletin Board, the Company could have been required to settle the conversion of the convertible debentures with cash instead of its common stock.

        The Company initially accounted for conversion options embedded in convertible notes in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. EITF 00-19 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company's control that they should be classified as a liability measured at fair value on the balance sheet. Effective January 1, 2007, the Company adopted the provisions of EITF Issue No. 06-7, "Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in Financial Accounting Standards Board ("FASB") Statement No. 133, Accounting for Derivative Instruments and Hedging Activities" ("EITF 06-7"). Under EITF 06-7, at the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders' equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. On May 18, 2007 the Company and the investor amended the terms of the secured convertible debentures to remove the investor's ability, upon conversion of the debentures, to demand cash in lieu of shares of common stock and to clarify that the Company may issue restrictive shares if there is no effective registration statement at the time of conversion. The terms of the convertible debentures were amended to permit

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

7.    Accounting for Secured Convertible Debentures and Related Warrants. (Continued)

the Company to reclassify the derivative conversion option liability embedded of $4,335 in the convertible debentures from debt to equity.

        Through May 18, 2007 the Company accounted for the conversion options using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The conversion option was valued at May 18, 2007, the effective date of the amendment to the convertible debenture to remove the cash settlement option, using the Black-Scholes valuation model, applying the actual common stock price on May 18, 2007 ($0.53), applicable volatility rate (97%), and the period close risk-free interest rates (4.82%) for the instrument's remaining contractual lives of 2.24 years for the August 2006 tranche and 2.41 years for the October 2006 tranche.

        During the three months ended March 31, 2008 and 2007, $1 and $1,000 respectively in face value of the convertible debentures was converted, resulting in the issuance of 571 and 984,461 shares of common stock respectively. As a result of the amortization and conversion, $218 of the discount on the convertible debenture has been charged to discount amortization for the three months ended March 31, 2008. During the three months ended March 31, 2007, $1,000 of the discount on the convertible debenture has been charged to discount amortization and approximately $730 of the conversion option on the convertible debt was reclassified to additional paid in capital.

        At March 31, 2008, the balances of the convertible debentures and the offsetting related discount were $6,000 and $4,281, respectively.

        For the three months ended March 31, 2008, the Company recorded total discount amortization of $218.

8.    Warranty Reserve.

        The Company provides a warranty covering defects arising from the sales of its video phone product. This warranty is limited to a specific time period. As of March 31, 2008 and December 31, 2007, the Company had a reserve of $19 and $49, respectively that is based on expected and historical loss rate as a percentage of product sales. Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. While the Company believes its estimate at March 31, 2008 is reasonable and adequate, it is subject to change based on its future sales and experience, which may require an increase or decrease in its reserve.

9.    Commitments and Contingencies.

Leases

        The Company's current five year lease was signed on September 1, 2005 and covers 42,500 square feet at an annual rate of $11.40 per square foot with a 3% increase annually, cancelable by either party with eight months notice, with a termination by tenant also including six months termination fee. In March 2008 the parties agreed in principle to a new lease (and the cancellation of the current lease with no termination cost) for a smaller space within the current facility consisting of approximately 17,000 square feet at an annual fee of $7 per square foot and the Company has relocated into this smaller space in April, 2008. This new lease is expected to be cancelable by either party upon 90 days

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

9.    Commitments and Contingencies. (Continued)

notice with no termination costs. Total rent expense for the three months ended March 31, 2008 and 2007 amounted to approximately $120 and $159, respectively.

        In November 2003, the Company entered into a 60 month lease for office equipment. As of March 31, 2008, there remains a total of $3 to be paid over the remaining period of this lease. In December 2007, the Company entered into a 60 month lease for office equipment. As of March 31, 2008 there remains a total of $53 to be paid over the remaining period of this lease.

        The future minimum contractual rental commitments under non-cancelable leases (including the lease expected to be cancelled in the second quarter 2008) for each of the fiscal years ending December 31 are as follows:

2008 (April 1 to December 31, 2008)	$402
2009	546
2010	375
2011	11
2012	11

Total	$1,345

10.    Related Party Transactions

        The Company has a current multi-year agreement with Mototech, an investor, to provide the Company with engineering and development support. As a result of this agreement, the Company has expensed approximately $0 and $119, respectively for the three months ended March 31, 2008 and 2007. Accounts payable to this investor amounted to $1,074 and $733 at March 31, 2008 and December 31, 2007, respectively. This agreement provides for contracted services, including hardware and software development, and the creation and development of tools to facilitate the Company's engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company. Net revenues from operations recognized from Mototech were approximately $1 for the three months ended March 31, 2008 and 2007. Accounts receivable from this investor were $9 and $8, respectively, as of March 31, 2008 and December 31, 2007.

11.    Net Loss per Share (Basic and Diluted).

        Basic and diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive. Potential common shares comprise shares of common stock issuable upon the exercise of stock options, and warrants, and upon the conversion of debentures and convertible preferred stock. Potential common shares excluded from net loss per share for the three months ended March 31, 2008 and 2007 were 78,137,205 and 25,857,064, respectively because their effect would be anti-dilutive.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

12.    Warrants.

        A summary of the Company warrant activity for the three months ended March 31, 2008, is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, January 1, 2008	13,234,024	$1.46	2.66
Granted	17,185,978	0.24
Expired/cancelled	(5,740,480)	(0.73)

Outstanding, March 31, 2008	24,679,522	$0.79	1.86

Exercisable, March 31, 2008	24,679,522

        The activity during the three months ended March 31, 2008 resulted from the anti-dilution provisions of the June 2004 private placement which were triggered by the issuance of convertible debentures and warrants on August 2006 and October 2006 and as a result of the conversion price related to these issuances (See Note 6).

13.    Stockholders' Deficiency.

        The following summarizes the transactions in stockholder's deficiency from January 1, 2008 through March 31, 2008:

Balance as of January 1, 2008	$(1,462)
Issuance of common stock under employee stock purchase plan	1
Issuance of common stock upon conversion of convertible debentures	1
Non-cash stock based compensation	125
Net loss for the three months ended March 31, 2008	(2,151)

Balance as of March 31, 2008	$(3,486)

14.    Revenue Recognition.

        Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectibility is reasonably assured, and the delivery and acceptance of the equipment has occurred or services have been rendered. Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Due to the Company's limited commercial sales history, its ability to evaluate the collectibility of customer accounts requires significant judgment. The Company continually evaluates its equipment customer and service customers' accounts for collectibility at the date of sale and on an ongoing basis.

        Revenues are also offset by a reserve for any price refunds and consumer rebates consistent with the EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer."

        During the three months ended March 31, 2008, the Company shipped approximately 9 units, with a sales value of $2 to customers with a right of return. These customers may exercise their right of return only if they do not sell the units to their respective customers. Revenue and cost for these units were deferred in accordance with SFAS 48 "Revenue Recognition when a Right of Return Exists."

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

14.    Revenue Recognition. (Continued)

        From June 2007 through March 2008 the Company shipped its video phone product to its VRS customer, Aequus. As part of its June 2007 agreement with this customer, the Company began to recognize product revenue at the time of shipment of its video phone. In addition, the Company also began to receive service fee revenues based on a percentage of the fees earned by Aequus and for which the customer has received service. The Company recognizes this service fee revenue upon confirmation from the VRS customer of the fees they have earned. The Company also receives service fee revenues from end consumers which are recognized after the services have been performed.

        On March 31, 2008, the Company entered into a new agreement with Aequus and Snap!VRS. This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of video phone service to Aequus, (ii) payment to the Company by Aequus of approximately $5,000 in scheduled payments over ten months commencing March 31, 2008, (iii) agreement to arbitrate approximately $1,354 claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1,475 of video phones by Aequus (the "Aequus Transaction"). As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operate a video phone service for its customers. The $1,475 of units purchased per the agreement as of March 31, 2008 are being held by the Company pending shipment to Aequus customers. This revenue will be realized as and when the units are shipped to Aequus customers. The $5,000 of payments in the agreement are related to multiple deliverables to Aequus, that have standalone value with objective and reliable evidence of fair value, and include the following: (i) a specified amount of non recurring engineering ("NRE", with a fair value of $900), (ii) support and transition training to Aequus to operate their own data center ("Training," with an estimated fair value of $298), (iii) continued use of the WorldGate video phone service center during the transition (with an estimated fair value of $178), and (iv) the elimination of previously agreed service fees ("contract termination fee", with a residual fair value of $3,624). These deliverables are all separate units of accounting in accordance with EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables". The Company will recognize revenue for the NRE, the Training, and the use of the service center as the service is provided. The Company's obligation regarding the NRE is to provide $900 of such NRE which may extend beyond a period of twelve months. The Training is expected to be performed over approximately 7 months. Revenue from the use of the video phone service center will be recognized on a straight-line basis over the expected period of use, which is approximately 7 months. Since collectibility is not reasonably assured, the contract termination fee will be recognized as other income on a straight line basis over the ten months that the $5,000 is to be paid. As of March 31, 2008 the Company had received payment of $300 toward the purchase of video phone units and $200 of the $5,000 agreed payments. The March 31, 2008 balance sheet reflects the $500 payments as deferred revenue and income. In the period April 1, 2008 through May 16, 2008 the Company received additional payments of $400 toward the purchase of video phone units and $1,600 additional payments as part of $5,000 of agreed payments. The agreement requires Aequus to pay the remaining balance in 8 installments of $400 per month through January 2009.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

15.    Risks and uncertainties.

        The Company's primary line of business is the development and sale of video phone products and technology. Although the Company has launched its first product based on this technology and, although the Company has realized some revenues for the commercial sale of its product, the revenues to date have not been substantial. Given the early stage of its product and the lack of operating history in the video phone business, it is difficult to predict its future results.

        The Company also depends on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key components and services critical for the product the Company is developing in its video phone business. The components and raw materials used in the Company's Ojo video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability. A formal relationship with Mototech has been established for the volume manufacture of Ojo. The Company's non exclusive agreement with Mototech allows either party to terminate the agreement with 90 days prior notice. At the present time Mototech is the Company's sole manufacturer of its video phones. If Mototech or other providers of components and/or manufacturing services do not produce these components or provide their services on a timely basis, if the components or services do not meet the Company's specifications and quality control standards, or if the components or services are otherwise flawed, the Company may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage the Company's reputation and could adversely affect its operating results. As a result, the Company could lose potential customers and any revenues that it may have at that time may decline dramatically.

16.    Accounting for the Uncertainty in Income Taxes.

        The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—A Interpretation of FASB Statement No. 109("FIN 48"). FIN 48 establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. As part of this assessment the Company completed preliminary analyses under Section 382 of the Internal Revenue Code. Generally section 382 limits the utilization of an entity's net operating loss carryforward upon a change in control. Based on this analysis, it was determined that as of March 31, 2008 it was more likely than not that a change of control pursuant to Section 382 has not occurred. Future issuances of common stock may affect this analysis which might cause limitation in the Company's ability to utilize net operating loss carryforwards.

        The Company has identified its federal tax return and its state tax return in Pennsylvania as "major" tax jurisdictions, as defined. Based on the company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2003 through 2007, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

16.    Accounting for the Uncertainty in Income Taxes. (Continued)

        The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2008 and 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

17.    Geographical Data.

        Financial Information Relating to Foreign and Domestic Operations and Export Sales from Continuing Operations (Dollars in Thousands) for the three months ended March 31, 2008 and March 31, 2007:

	2008	2007
Three Months Ended March 31:
Net revenues by geographic area:
United States	$114	$301
Foreign	0	9

Total	$114	$310

Net loss (all from United States operations)	$(2,151)	$(4,580)

	March 31, 2008	December 31, 2007
Identifiable assets within the United States	$3,834	$3,243

Identifiable foreign assets (hardware and tooling for manufacturing) in Taiwan, R.O.C.	$144	$171

18.    Registration rights—August 2005 private placement.

        In August 2005, the Company sold stock and warrants totaling $17,500 which were subject to a registration rights agreement. The Company accounts for the registration rights agreement in accordance with FSP EITF 00-19-2. This private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120 days from the effective date of the agreement that the shares in the transaction fail to be registered or if the registration statement ceases to be effective for more than twenty days. The registration statement covering the shares under this private placement was not declared effective until June 1, 2006. Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. The related unpaid penalty accrued as of March 31, 2008 and December 31, 2007 was $157.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts contained in this Item 2 are in thousands, except for per share amounts)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

        We may from time to time make written or oral forward-looking statements, including those contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "estimate," "project," "believe," "intend," "expect," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors that could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on our behalf. The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) industry competition factors and other uncertainty that a market for our products will develop, (3) challenges associated with distribution channels, including both the retail distribution channel and HSD operators (e.g., uncertainty that they will offer our products, inability to predict the manner in which they will market and price our products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our products), (4) continued losses, (5) difficulty or inability to raise additional financing on terms acceptable to us, (6) departure of one or more key persons, (7) default under, or acceleration of the maturity of, our convertible debentures, (8) changes in regulatory requirements, (9) delisting of our common stock from the OTCBB and (10) other risks identified in our filings with the Securities and Exchange Commission. We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive. We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf, other than as required by the federal securities law.

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

        On May 9, 2006 the Company entered into a multiyear agreement with Aequus to purchase Ojo video phones through its wholly-owned subsidiary Snap Telecommunications Inc. ("Snap!VRS"), a provider of VRS and VRI services for the deaf and hard of hearing. On June 20, 2007 the Company announced it had expanded its relationship with Aequus and Snap!VRS modifying their earlier agreement to allow for the parties to work collaboratively to identify the most desired Ojo features and capabilities that will provide the best video phone experience for the VRS user community and that would enable Ojo to be the preferred VRS video phone. As part of the modified agreement the Company agreed to contract to provide development and engineering resources to accomplish these features and capabilities and in addition, as a result of Snap!VRS's utilization of the Ojo network, Snap!VRS also placed a purchase order for 10,000 Ojos to begin to fill the current Snap!VRS order backlog. In the later part of the third quarter of 2007 product shipments were commenced to Snap!VRS' VRS customers.

        On February 4, 2008, the Company issued a current report on Form 8-K indicating that it was in a dispute with Aequus over the payment of significant monies which the Company believed were owed to it. The customer's refusal to pay such monies had contributed to a shortfall in the operating cash available to the Company to continue operations, and accordingly, on January 30, 2008, the Company shut down its operations. The Form 8K further indicated that this was a first step to winding down its business, which would occur if the Company was not able to secure payment of the monies believed to be owed to by the customer, and/or new financing.

        On March 31, 2008, the Company entered into a new agreement with Aequus and Snap!VRS. This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of service to Aequus, (ii) payment to the Company by Aequus of approximately $5,000 in scheduled payments over the next ten months, (iii) agreement to arbitrate approximately $1,400 additional dollars claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1,500 of video phones by Aequus (the "Aequus Transaction'). As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operating a video phone service for its customers. In anticipation of completing the contract with Aequus the Company resumed operations on March 11, 2008.

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

        Our significant accounting policies are described in the notes to the consolidated financial statements included in our annual report on Form 10-K. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue recognition, inventory valuation, stock based compensation, deferred revenues, deferred tax asset valuation allowances and valuation of derivative liabilities and related warrants. Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of the Board of Directors has reviewed our disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management's Discussion and Analysis section or the audited financial statements for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Three Months Ended March 31, 2008 and March 31, 2007.

  Revenues.

        Net revenues for the three months ended March 31, 2008 and 2007 were $114 and $310, respectively, primarily reflecting the product and service revenues from our distribution of the Ojo product. The decrease of $196, or 63%, in product and service revenues during the three months ended March 31, 2008, with respect to the comparable period in 2007, primarily reflects the shutting down of our operations from January 30, 2008 through March 11, 2008 as a result of our cash shortfall related in part to a dispute with our largest customer over the payment of significant monies which we believed was owed to us and the customer's refusal to pay such monies. This disruption of operations had an adverse affect on our product and service sales. Product revenues were $19 and $199, respectively, for the three months ended March 31, 2008 and 2007. Service revenues were $95 and $111, respectively, for the three months ended March 31, 2008 and 2007. We subsequently reached an agreement with this customer and resumed operations. During the three months ended March 31, 2008 we shipped 9 units, with a sales value of $2, to customers with a right of return. Revenue for these units were deferred as of March 31, 2008 in accordance with FAS 48 "Revenue Recognition when a Right of Return Exists." We do expect, however, to begin recording these shipments as revenue as and when these units are sold by our customers. In addition, as part of the agreement reached with our VRS customer on March 31, 2008 this customer bought Ojo units valued at $1,475. These units purchased are being held by us pending shipment to the ultimate consumer and the revenue for these units is being deferred per the SEC Staff Accounting Bulletin Topic 13 A (3) (a), Bill and Hold Arrangements. This revenue will be realized as and when the units are shipped to the consumer.

        Gross margin of $76 was reported for the three month period ended March 31, 2008 compared to a gross margin loss of $39 reported for the three months ended March 31, 2007. This improvement in gross margin was primarily the result of increased selling prices and lower unit costs of the product shipped during the three months ended March 31, 2008 compared to the same period in 2007 and the proportional increase of service revenues to total revenues during the first quarter of 2008 compared to the first quarter of 2007. For the three months ended March 31, 2008 and 2007, service revenues were 83% and 36%, respectively, of total revenues.

  Costs and Expenses.

        Cost of Revenues.    Cost of revenues, consists of product and delivery costs relating to the deliveries of video phones. For the three months ended March 31, 2008 and March 31, 2007, the cost of revenues was $38 and $349, respectively. Reduced shipments of video phones primarily accounted for these reduced costs. In addition, included in these costs for the three months ended March 31, 2007 were inventory adjustments for the lower of cost or market valuations of $16 and excess replacement costs of $64.

        Engineering and Development.    Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of our video phone product. Engineering and development costs were $577 for the three months ended March 31, 2008, compared with $1,785 for the three months ended March 31, 2007. This decrease of $1,208, or 68%, for the three months ended March 31, 2008, primarily reflects reduced product development expenditures of $186 and reductions in staff of $998

        Sales and Marketing.    Sales and marketing expenses consist primarily of compensation (which includes compensation to manufacturer's representatives and distributors), attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs (which include expenditures for co-op advertising and new market development) related to the continued introduction of our video phone product. Sales and marketing costs were $219 for the three months ended March 31, 2008, compared with $1,123 for the three months ended March 31, 2007. This decrease of $904, or 80%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, is the result of reduced marketing and promotional expenditures of $604 and reduced staffing costs of $171. This decrease in expenditures was primarily the result of the shut down of operations from January 30, 2008 through March 11, 2008 and the cash shortfall experienced throughout the three months ended March 31, 2008.

        General and Administrative.    General and administrative expenses consist primarily of expenditures for administration, office and facility operations, as well as finance and general management activities, including legal, accounting and professional fees. General and administrative expenses were $899 for the three months ended March 31, 2008, compared with $1,517 for the three months ended March 31, 2007. This decrease of $618, or 41%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, is primarily attributable to reduced staffing expenses including suspension of a portion or all salaries for a time period in the first quarter of 2008 for certain senior management of the Company.

        Interest and Other Income and Interest Expense.    Interest and other income consisted of interest earned on cash and cash equivalents Interest and other income decreased to $8 for the three months ended March 31, 2008 compared to $98 for the three months ended March 31, 2007 primarily due to reduced interest earned on lower cash balances. During the three months ended March 31, 2008 and 2007, we earned interest on our average cash balances which approximated $568 and $7,665, respectively. Interest expense of $90 and $136, respectively, for the three months ended March 31, 2008 and 2007, primarily consists of accrued interest on the convertible debentures issued on August 11, 2006 and October 13 2006.

        Income Taxes.    We have incurred net operating losses since inception and accordingly had no current income tax provision and have not recorded any income tax benefit for those losses, since realization of such benefit is currently uncertain.

        Non Cash Change in Fair Value of Derivative Warrants and Conversion Options.    For the three months ended March 31, 2008 the non cash change in fair value of derivative warrants and conversion of options was a loss of $133. For the three months ended and March 31, 2007 the non cash change in fair value of derivative warrants and conversion of options was a gain of $1,374. These fair value adjustments are primarily a result of changes in our common stock price at each reporting period related to our June 2004 private placement of our Series A Convertible Preferred Stock and Warrants and our August 11, 2006 and October 13, 2006 private placements of secured Convertible Debentures and Warrants.

        Amortization of Debt Discount.    For the three months ended March 31, 2008 and 2007 the amortization of the debt discount was $218 and $1,283, respectively, relating to the August 11, 2006 and October 13, 2006 private placements of secured Convertible Debentures. During the three months ended March 31, 2008, the amortization of debt discount reflected $0 and $1 of accelerated amortization upon conversion of the debentures and $18 and $200 of normal discount amortization, respectively. This discount, at the time of completion of this private placement on August 11, 2006, was initially recorded for $4,446, and the discount for the October 13, 2006 convertible debenture issuance was initially recorded as $3,979. These discounts will be amortized using the effective interest rate method over the three year term of the convertible debentures.

Liquidity and Capital Resources.

        As of March 31, 2008, our primary source of liquidity consisted of proceeds from the sale of stock and convertible debentures and from the sale of Ojo video phones. Cash and cash equivalents are highly liquid, are of high quality investment grade and have original maturities of less than three months.

        As of March 31, 2008, the Company had cash and cash equivalents of $296. The cash used in operations for the three months ended March 31, 2008 and 2007 was $786 and $5,054, respectively. This decrease of $4,268 primarily reflects our reduction in staff and overall operations during the three months ended March 31, 2008, including the shut down during the period from January 30, 2008 through March 11, 2008, when compared to the three months ended March 31, 2007.

        The Company's short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations and operating expenses.

        Cash used for investing activities was primarily a result of investments in equipment for product development and manufacture as well as general administrative and project management purposes. For the three month periods ending March 31, 2008 and 2007, such investments were $0 and $38, respectively.

        Cash provided by financing activities during the three months ended March 31, 2008 and 2007 were $1 and $9, respectively.

Operations and Liquidity.

        The Company has incurred recurring net losses and has an accumulated deficit of $263,727, stockholder's deficiency of $3,486 and a working capital deficit of $4,250 as of March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

        The Company had $7,464 of liabilities and substantially all of its assets are pledged as collateral as of March 31, 2008. These liabilities include $369 of detachable warrants related to the Company's private placement of preferred stock in June 2004 and $1,719 of debt (net of unamortized discount of $4,281) related to the Company's financing in August and October 2006.

        Long term cash requirement obligations are primarily related to the August and October 2006 secured convertible debenture transactions which mature in 2009. The convertible debentures have an interest rate of 6% per annum and can be converted to common stock at the holder's option. The Company has current debt as of March 31, 2008 on the balance sheet reflecting the convertible debentures issued on August 11 and October 13, 2006. The convertible debentures payable, net of unamortized discounts of $4,281 and $4,499, had a balance of $1,719 and $1,502, respectively, as of March 31, 2008 and December 31, 2007 (See Note 7). As of March 31, 2008 and December 31, 2007, accrued interest was $748 and $658, respectively.

        On February 5, 2008, February 13, 2008, February 15, 2008, April 8, 2008, and April 23, 2008 the Company received notices from YA Global, holder of the Company's convertible debentures, claiming that the Company was in default of the terms of the debentures for stating its intent to wind down its business, failing to maintain current financial statements in the registration statement relating to the sale of the Company's common stock issuable upon conversion of one of those debentures, failing to comply with a covenant to their satisfaction that provided for the disclosure of information they considered material, and entering into the agreement with Aequus, a provider of VRS and VRI services for the deaf and hard of hearing, that granted an exclusive license to Aequus for video relay and interpreting services in North America, indicating that such license was a default of the terms of the debentures because it appeared to YA that such license constituted a sale of more than fifty percent of the Company's assets and therefore a change of control as that term is defined in the debentures, and, as a result of these notices, YA Global indicated that it was exercising its right to accelerate payment of the full principal amount of the debentures. The Company has notified YA Global that it disputes these claims and whether they constitute a continuing event of default under the debentures. The Company has also notified YA Global that their right to accelerate payment is also disputed. Although the Company disputes YA Global's claims of default, and does not believe YA Global has any basis to accelerate payments on the debenture, the Company has reclassified the YA Global convertible debenture to a current liability on the accompanying condensed consolidated balance sheet, solely in light of the existence of the alleged claims.

        The Company's ability to generate cash is dependent upon the sale of its Ojo product and on obtaining cash through capital markets. The Company began generating revenue from the commercial shipment of its Ojo product in April 2005 and the Company expects revenues to increase as the product continues to roll out to the marketplace. Depending on the ramp up of sales and the achievable margins, the increased level of sales activity should have a positive impact on the Company's cash flows from operations, which will support its ability to meet its cash requirements in the long term. Given that the Company's video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of the Company's sales efforts could also have an adverse ability to raise additional financing.

        In the latter part of the third quarter of 2007 product shipments commenced to a VRS, Aequus. The Company's Ojo video phone provides this equipment link for the hard-of-hearing VRS user with a Telecommunications Relay Service ("TRS") operator (called a Communications Assistant, or "CA") so that the VRS user and the CA can see and communicate with each other using American Sign Language ("ASL") in signed conversation. VRS enables deaf and hard-of-hearing customers to improve their connection with people in their personal and business lives. This market is particularly attractive since the use of video as part of the communication link is critical, and accordingly, the video phone is a major contributing component. Entrance to the VRS market has contributed significantly to the Company's efforts to increase product awareness and sales. Depending on the continued ramp up of sales, and the achievable margin, the increased level of sales and service activity should have a positive impact on the Company's cash flows from operations.

        On February 4, 2008, the Company announced that it was in a dispute with Aequus over the payment of significant monies which the Company believed were owed to it. The customer's refusal to pay such monies had contributed to a shortfall in the operating cash available to the Company to continue operations, and accordingly, on January 30, 2008, the Company shut down its operations. The announcement further indicated that this was a first step to winding down its business, which would occur if the Company was not able to secure payment of the monies believed to be owed to it by the customer, and/or new financing.

        On March 31, 2008, the Company entered into a new agreement with Aequus and Snap!VRS. This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of video phone service to Aequus, (ii) payment to the Company by Aequus of approximately $5,000 in scheduled payments over ten months commencing March 31, 2008, (iii) agreement to arbitrate approximately $1,364 additional dollars claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1,475 of video phones by Aequus (the "Aequus Transaction"). As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operating a video phone service for its customers. The $1,475 of units purchased per the agreement as of March 31, 2008 are being held by the Company pending shipment to Aequus customers. As of March 31, 2008 the Company had received payment of $300 toward the purchase of video phone units and $200 of the $5,000 agreed payments. The March 31, 2008 balance sheet reflects the $500 payments as deferred revenue and income. In the period April 1, 2008 through May 16, 2008 the Company received additional payments of $400 toward the purchase of video phone units and $1,600 additional payments as part of $5,000 of agreed payments.

        Based on management's internal forecasts and assumptions, including, among others, the receipt of the payments per its agreement with Aequus of March 31, 2008, assumptions regarding the proceeds that might result from the arbitration with Aequus of amounts the Company claims is owed to it by Aequus and assumptions regarding its short term cash requirements and its projected revenue growth, the Company might have sufficient cash on hand to meet its obligations into 2009. However, Aequus is a new company with an unproven track record and if Aequus is not successful, or if their activities do not lead to significant sales of its product, their operating results will be adversely affected, and its ability to pay all or any of the monies obligated per the agreement, including payment for products purchased or the payment of any monies the Company is awarded as a result of agreed arbitration with Aequus, may not materialize or could be significantly reduced and the Company may have insufficient capital to operate its business.

        The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources, to obtain such financing. There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain sufficient funds the Company may suspend operations which could have a material adverse impact on its business prospects. No assurances can be given that additional financing transactions can be consummated. If the Company is unable to obtain sufficient funds the Company may further reduce the size of the organization or suspend operations which could have a material adverse impact on its business prospects. In order to stretch its current working capital to provide more time for this to happen, in 2007 the Company significantly cut its operating expenses, including suspension of a portion or all salaries for a time period in the third and fourth quarters of 2007 and the first quarter of 2008 for certain senior management of the Company. No assurances can, however, be made that these efforts will be successful.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET.

        Not required

ITEM 4.    CONTROLS AND PROCEDURES.

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

        As previously reported in our Form 10-K for the year ended December 31, 2007, we identified material weaknesses with respect to the Company's application of GAAP as a result of several significant deficiencies including lack of segregations of duties, lack of appropriate IT security and program change controls, insufficient documentation of period-end reviews, the improper recording of revenues, not recording inventory at the lower of cost or market, and the incorrect determination of grant date for stock based awards. The temporary shift in the Company's focus and resources toward keeping the Company solvent contributed to the material weakness. As a result of the material weakness identified the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, its disclosure controls and procedures were not designed properly and were not effective in ensuring that the information required to be disclosed by the Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

        We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. As a result of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the material weakness identified at December 31, 2007 still existed as the Company's focus was on getting funding to continue operations and did not pursue remedies to the material weaknesses. Going forward, to address the material weakness related to the application of GAAP the Company is examining options, subject to available resources, to increase staffing, including increasing expert consultants, to ensure increased segregation of duties, enhancing IT security and program change controls and procedures, increasing documentation for period ending reviews, ensuring the proper recording of revenues, properly recording inventory, and properly determining the grant date for stock based awards. There can be no certainty that the resources necessary to accomplish these procedural enhancements will be available or that the reduced staffing level under which we are operating will be adequate to achieve the desired level of controls.

        There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is also is still in the process of implementing a financial system that it believes will improve the internal control over financial reporting and will eliminate any identified deficiencies.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        Although from time to time we may be involved in litigation as a routine matter in conducting our business, we are not currently involved in any litigation which we believe is material to our operations or balance sheet. During the first fiscal quarter 2008 we were involved in a dispute with Aequus Technologies, our largest customer. With the exception of certain non-recurring engineering, or NRE, in the amount of approximately $1.4M, which remains the subject of agreed arbitration between the parties. This dispute was settled as part of the March 31, 2008 agreement with this customer. When we are involved in disputes or other legal proceedings we comply with the requirements of currently prevailing accounting standards and provide for accruals where a liability is probable and a reasonable estimate can be made as to the probable amount of such liability.

ITEM 1A.    RISK FACTORS

        The Company's primary line of business is the development and sale of video phone products and technology. Although the Company has launched its first product based on this technology and, although the Company has realized some revenues for the commercial sale of its product, the revenues to date have not been substantial. Given the early stage of its product and the lack of operating history in the video phone business, it is difficult to predict its future results.

        On May 9, 2006 the Company entered into a multiyear agreement with Aequus for them to purchase Ojo video phones through its wholly owned subsidiary Snap Telecommunications Inc., (Snap!VRS) , a provider of Video Relay Services (VRS) and Video Remote Interpreting (VRI) services for the deaf and hard of hearing. On June 20, 2007 the Company announced that it had expanded its relationship with Aequus and Snap!VRS modifying their earlier agreement and on March 31, 2008, the Company entered into a new agreement with Aequus Technologies Corp. and Snap Telecommunications, Inc. (collectively "Aequus".) This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of service to Aequus, (ii) payment to the Company by Aequus of approximately $5 million in scheduled payments over the next ten months, (iii) agreement to arbitrate approximately $1.4 million claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1.5 million of video phones by Aequus (the "Aequus Transaction'). As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operating a video phone service for its customers. The Company currently is heavily dependent on Aequus for the majority of its revenue. If Aequus is not successful, or if their activities do not lead to significant sales of its product, its operating results will be adversely affected, and their ability to pay all or any of the monies obligated per the agreement, including for products purchased or the payment of any monies the Company is awarded as a result of agreed arbitration with Aequus, may not materialize or could be significantly reduced and the Company may have insufficient capital to operate its business. The loss of business or payments from Aequus could materially impair the Company's continuing operations.

        On February 5, 2008, February 13, 2008, February 15, 2008, April 8, 2008, and April 23, 2008 the Company received notices from YA Global, holder of the Company's convertible debentures, claiming that the Company was in default of the terms of the debentures for stating its intent to wind down its business, failure to maintain current financial statements in the registration statement relating to the sale of the Company's common stock issuable upon conversion of one of those debentures, to comply with a covenant to their satisfaction that provided for the disclosure of information they considered material, and entering into the agreement with Aequus, a provider of VRS and VRI services for the deaf and hard of hearing, that, specifically the Company's grant of an exclusive license for video relay and interpreting services in North America, was a default of the terms of the debentures because it appeared to YA that such license constituted a sale of more than fifty percent of the Company's assets and therefore a change of control as that term is defined in the debentures and as a result of these notices YA Global was exercising its right to accelerate payment of the full principal amount of the debentures. While the registration statement was not effective as of December 31, 2007, the underlying alleged default with respect to the registration statement was in any event cured by the amendments to Rule 144 that became effective on February 15, 2008, obviating the need to maintain that registration statement. The Company has notified YA Global that it disputes these claims and whether they constitute a continuing event of default under the debentures. The Company has also notified YA Global that their right to accelerate payment is also disputed. The Company is working with YA Global in an effort to settle their disputes regarding the claimed defaults and acceleration. Although the Company disputes YA Global's claims of default, and does not believe YA Global has any basis to accelerate payments on the debenture, the Company has reclassified the YA Global convertible debenture to a current liability on the accompanying condensed consolidated balance sheet, solely in light of the existence of the alleged claims. Any attempt by YA Global to foreclose on the debenture would result in significant legal expenses for the Company and could adversely affect the Company's ability to maintain and continue operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        On February 5, 2008, February 13, 2008, February 15, 2008, April 8, 2008, and April 23, 2008 the Company received notices from YA Global, holder of the Company's convertible debentures, claiming that the Company was in default of the terms of the debentures for stating its intent to wind down its business, failure to maintain current financial statements in the registration statement relating to the sale of the Company's common stock issuable upon conversion of one of those debentures, to comply with a covenant to their satisfaction that provided for the disclosure of information they considered material, and entering into the agreement with Aequus Technologies Corp. and Snap Telecommunications, Inc. (collectively "Aequus"), a provider of Video Relay Services ("VRS") and Video Remote Interpreting ("VRI") services for the deaf and hard of hearing, that, specifically the Company's grant of an exclusive license for video relay and interpreting services in North America, was a default of the terms of the debentures because it appeared to YA that such license constituted a sale of more than fifty percent of the Company's assets and therefore a change of control as that term is defined in the debentures. and as a result of these notices YA Global was exercising its right to accelerate payment of the full principal amount of the debentures. While the registration statement was not effective as of December 31, 2007, the underlying alleged default with respect to the registration statement was in any event cured by the amendments to Rule 144 that became effective on February 15, 2008, obviating the need to maintain that registration statement. The Company has notified YA Global that it disputes these claims and whether they constitute a continuing event of default under the debentures. The Company has also notified YA Global that their right to accelerate payment is also disputed. The Company is working with YA Global in an effort to settle their disputes regarding the claimed defaults and acceleration. Although the Company disputes YA Global's claims of default, and does not believe YA Global has any basis to accelerate payments on the debenture, the Company has reclassified the YA Global convertible debenture to a current liability on the balance sheet, solely in light of the existence of the alleged claims.

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

WORLDGATE COMMUNICATIONS, INC.
Dated: May 20, 2008	/s/ HAL M. KRISBERGH Hal M. Krisbergh Chairman and Chief Executive Officer (Principal Executive Officer)
Dated: May 20, 2008	/s/ JOEL BOYARSKI Joel Boyarski Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

WORLDGATE COMMUNICATIONS, INC. QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2008 TABLE OF CONTENTS
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
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET.
  ITEM 4. CONTROLS AND PROCEDURES.
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS.
SIGNATURES