Form 10-Q
period 2008-06-30
WORLDGATE COMMUNICATIONS INC
filed 2008-08-14
CIK 1030058

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        As of August 4, 2008, there were 69,301,047 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2008

 PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Amounts)

	June 30, 2008	December 31, 2007*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$432	$1,081
Trade accounts receivables, less allowance for doubtful accounts of $0 at June 30, 2008 and December 31, 2007	91	166
Other receivables	577	6
Inventory	706	1,057
Prepaid and other current assets	294	186

Total current assets	2,100	2,496

Property and equipment	2,515	4,627
Accumulated depreciation and amortization	(2,197)	(3,830)

Property and equipment, net	318	797
Deposits and other assets	66	121

Total assets	$2,484	$3,414

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$1,276	$747
Accrued expenses	1,284	2,016
Accrued compensation and benefits	141	74
Detachable warrants	2,043	236
Warranty reserve	28	49
Deferred revenues and income	1,639	252
Convertible debentures payable (net of unamortized discount of $3,574 at June 30, 2008 and $4,499 at December 31, 2007	1,780	1,502

Total current liabilities	8,191	4,876
Commitments and contingencies
Stockholders' deficiency:
Preferred Stock, $.01 par value, 13,492,450 shares authorized; 0 shares issued at June 30, 2008 and December 31, 2007	0	0
Common Stock, $.01 par value; 200,000,000 shares authorized; 63,064,757 shares issued and outstanding at June 30, 2008 and 56,939,925 shares issued and outstanding at December 31, 2007	631	569
Additional paid-in capital	260,383	259,544
Accumulated deficit	(266,721)	(261,575)

Total stockholders' deficiency	(5,707)	(1,462)

Total liabilities and stockholders' deficiency	$2,484	$3,414

*
Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Net revenues:
Product revenues	$812	$192	$831	$391
Service revenues	164	113	259	224
Other revenues	279	0	279	0

Total net revenues	1,255	305	1,369	615
Cost of revenues	837	482	875	831

Gross margins	418	(177)	494	(216)

Engineering and development (excluding depreciation and amortization amounts of $43 and $106 for the three months ended June 30, 2008 and 2007, respectively, and $93 and $211 for the six months ended June 30, 2008 and 2007, respectively).	498	1,676	1,075	3,462
Sales and marketing (excluding depreciation and amortization amounts of $13 and $15 for the three months ended June 30, 2008 and 2007, respectively, and $28 and $30 for the six months ended June 30, 2008 and 2007, respectively).	140	869	359	1,990
General and administrative (excluding depreciation and amortization amounts of $25 and $44 for the three months ended June 30, 2008 and 2007, respectively, and $59 and $93 for the six months ended June 30, 2008 and 2007, respectively).	978	1,439	1,877	2,956
Depreciation and amortization	81	165	180	334

Total expenses from operations	1,697	4,149	3,491	8,742

Loss from operations	(1,279)	(4,326)	(2,997)	(8,958)

Interest and other income	4	45	10	143
Change in fair value of derivative warrants and conversion options	(1,674)	1,036	(1,807)	2,411
Income from service fee contract termination	1,056	0	1,056	0
Amortization of debt discount	(707)	(1,185)	(926)	(2,468)
Loss on equipment disposal	(295)	0	(295)	0
Interest and other expense	(99)	(120)	(186)	(256)

Total other income (expense), net	(1,715)	(224)	(2,148)	(170)

Net loss	(2,994)	(4,550)	(5,145)	(9,128)
Accretion on preferred stock, dividends and deemed dividends	0	(16)	0	(30)

Net loss attributable to common stockholders	$(2,994)	$(4,566)	$(5,145)	$(9,158)

Net loss attributable to common stockholders per common share:
Basic and Fully Diluted	$(0.05)	$(0.10)	$(0.09)	$(0.21)
Weighted average common shares outstanding:
Basic and Fully Diluted	58,740,660	43,712,837	57,844,501	42,889,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in Thousands)

	Six Months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,145)	$(9,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180	334
Amortization of debt discount	926	2,468
Change in fair value of derivative warrants and conversion options	1,807	(2,411)
Non-cash stock based compensation	251	685
Bad debt expense	0	25
Write down of inventory	0	293
Loss on equipment disposal	295	0
Changes in operating assets and liabilities:
Trade accounts receivable	75	130
Other receivables	603	5
Inventory	351	(126)
Prepaid and other current assets	(108)	56
Deposits and other assets	55	0
Accounts payable	529	(574)
Accrued expenses and other current liabilities	(732)	(104)
Accrued compensation and benefits	67	287
Warranty reserve	(21)	(13)
Deferred revenue	213	696

Net cash used in operating activities	(654)	(7,377)

Cash flows used in investing activities:
Capital expenditures	0	(54)
Proceeds from the sale of fixed assets	4	0

Net cash provided by (used in) investing activities	4	(54)

Cash flows from financing activities:
Proceeds from issuance of common stock	1	15

Net cash provided by financing activities	1	15

Net decrease in cash and cash equivalents	(649)	(7,416)
Cash and cash equivalents, beginning of period	1,081	10,067

Cash and cash equivalents, end of period	$432	$2,651

Non-cash financing activities:
Conversion of preferred stock to common stock	$0	$167
Conversion of convertible debenture to common stock	648	2,000
Conversion of derivative liability	0	5,384
Accretion on preferred stock	0	26
Common stock issued for accrued dividends	0	6
Common stock and common stock options issued for marketing consulting services	0	300

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

1.    Basis of Presentation.

        The unaudited condensed consolidated financial statements of WorldGate Communications, Inc. ("WorldGate" or the "Company") for the three and six months ended June 30, 2008 and 2007 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In addition, the December 31, 2007 condensed consolidated balance sheet was condensed from the audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 and the notes thereto included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these unaudited condensed consolidated financial statements are materially consistent with those described in the audited December 31, 2007 financial statements.

        The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods. Quarterly operating results are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2008.

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

2.    Liquidity and Going Concern Considerations.

        As of June 30, 2008, the Company had cash and cash equivalents of $432. The Company generated cash from operations of $132 during the three months ended June 30, 2008. For the six months ended June 30, 2008, the Company used cash from operations of $654. The funds the Company received as a result of private placements of its securities on December 1, 2003 and December 4, 2003, January 21, 2004, April 22, 2004, June 24, 2004, December 15, 2004, August 3, 2005, August 11, 2006, October 13, 2006, September 24, 2007, and from the agreement signed on March 31, 2008, have permitted the Company to fund the development of its business.

        The Company had $8,191 of liabilities and substantially all of its assets are pledged as collateral as of June 30, 2008. These liabilities include $2,043 of detachable warrants related to the Company's private placement of preferred stock in June 2004 and $1,780 of debt (net of unamortized discount of $3,574) related to the Company's financing in August and October 2006.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

2.    Liquidity and Going Concern Considerations. (Continued)

        The Company's short term cash requirements and obligations include inventory, accounts payable from continuing operations and operating expenses.

        The Company has incurred recurring net losses and has an accumulated deficit of $266,721, stockholder's deficiency of $5,707 and a working capital deficit of $6,091 as of June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

        Long term cash requirement obligations are primarily related to the August and October 2006 secured convertible debenture transactions which mature in 2009. The convertible debentures have an interest rate of 6% per annum and can be converted to common stock at the holder's option. The Company has current debt as of June 30, 2008 on the balance sheet reflecting the convertible debentures issued on August 11 and October 13, 2006. The convertible debentures payable, net of unamortized discounts of $3,574 and $4,499, had a balance of $1,780 and $1,502, respectively, as of June 30, 2008 and December 31, 2007 (See Note 7). As of June 30, 2008 and December 31, 2007, accrued interest was $835 and $658, respectively.

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

        In the latter part of the third quarter of 2007 product shipments of the Company's broadband video phone products commenced to a video relay service, or VRS, provider, Aequus. The Company's Ojo video phone provides this equipment link for the hard-of-hearing VRS user with a Telecommunications Relay Service ("TRS") operator (called a Communications Assistant, or "CA") so that the VRS user and the CA can see and communicate with each other using American Sign Language ("ASL") in signed conversation. VRS enables deaf and hard-of-hearing customers to improve their connection with people in their personal and business lives. This market is particularly attractive since the use of video as part of the communication link is critical, and accordingly, the video phone is a major contributing component. Entrance to the VRS market has contributed significantly to the Company's efforts to increase product awareness and sales. Depending on the continued ramp up of

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

2.    Liquidity and Going Concern Considerations. (Continued)

sales, and the achievable margin, the increased level of sales and service activity should have a positive impact on the Company's cash flows from operations.

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

        On March 31, 2008, the Company entered into a new agreement with Aequus and Snap!VRS. This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of video phone service to Aequus, (ii) payment to the Company by Aequus of approximately $5,000 in scheduled payments over ten months commencing March 31, 2008, (iii) agreement to arbitrate an additional approximately $1,364 claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1,475 of video phones by Aequus (the "Aequus Transaction"). As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operate a video phone service for its customers. The $1,475 of units purchased per the agreement as of March 31, 2008 are being held by the Company pending shipment to Aequus customers. For the three months ended June 30, 2008, the Company recognized revenue for units shipped to Aequus customers of $790. As of June 30, 2008 the Company had received payments of $900 toward the purchase of video phone units and $2,200 of the $5,000 agreed payments. The June 30, 2008 balance sheet reflects $1,467 of such payments remaining as deferred revenue and income (See Note 14). In the period July 1, 2008 through August 14, 2008 the Company received additional payments of $400 toward the purchase of video phone units and $800 additional payments as part of the $5,000 agreed payments.

        Based on management's internal forecasts and assumptions, including, among others, the receipt of the payments required by its agreement with Aequus of March 31, 2008, assumptions regarding the proceeds that might result from the arbitration with Aequus of amounts the Company claims is owed to it by Aequus, the favorable resolution of defaults asserted by the holder of its convertible debentures and its short term cash requirements and projected revenue growth, the Company expects to have sufficient cash on hand to meet its obligations into the beginning of 2009. It is unclear whether the Company will have funds beyond that time. Aequus is a new company with an unproven track record and if Aequus is not successful, or if their activities do not lead to significant sales of its product, their operating results will be adversely affected, and its ability to pay all of the monies obligated per the agreement, including payment for products purchased or the payment of any monies the Company is awarded as a result of the agreed upon arbitration with Aequus, may not materialize or could be significantly reduced and the Company may have insufficient capital to operate its business.

        The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources. There

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

2.    Liquidity and Going Concern Considerations. (Continued)

can be no assurance that additional financing will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain sufficient funds the Company may suspend operations which could have a material adverse impact on its business prospects. No assurances can be given that additional financing transactions can be consummated. If the Company is unable to obtain sufficient funds the Company may further reduce the size of its organization or suspend operations which would have a material adverse impact on its business prospects. In order to stretch its current working capital, in 2007 the Company significantly cut its operating expenses, including suspension of a portion or all salaries for a time period in the third and fourth quarters of 2007 and the first quarter of 2008 for certain senior management of the Company. The Company continues to monitor and reduce operating expenses in 2008, however, no assurances can be made that these expense reduction efforts will be successful.

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

        Effective January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." ("SFAS 159") permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

3.    Recent Accounting Pronouncements. (Continued)

        Effective January 1, 2008, the Company adopted the provisions of SFAS 157, "Fair Value Measurements" for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board ("FASB") having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The Company applied the provisions of FSP FAS 157-2, "Effective Date of FASB Statement 157," which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. The deferred nonfinancial assets and liabilities include items such as property and equipment and goodwill. The Company is required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and is still evaluating the impact on its condensed consolidated financial statements.

        Effective January 1, 2008, the Company adopted Emerging Issue Task Force ("EITF") No. 06-1, "Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider" ("EITF 06-1"). This guidance requires the application of EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-9"), when consideration is given to a reseller or manufacturer for benefit to the service provider's end customer. EITF 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and, also, provides guidance for the classification of the expense. The adoption of EITF 06-1 did not have a material effect on the condensed consolidated financial statements of the Company.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with Generally Accepted Accounting Principles ("GAAP") for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles."

4.    Inventory.

        The Company's inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined on a First-in, First-out ("FIFO") cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. To motivate trials and sales of its Ojo product, the Company has historically subsidized, and may in the future continue to subsidize, certain of its product sales to customers that result in sales of inventory below cost. In accordance with Accounting Research Bulletin ("ARB") No. 43, the Company reflects such inventory at the lower of cost or market and reduced its inventory by $277 and $293, respectively, for the three and six months ended June 30, 2007 to reflect such valuation. Any significant unanticipated changes in the factors noted above could have an impact on the value of the Company's inventory and its reported operating results. At June 30, 2008 and December 31, 2007 the Company's inventory balance was $706 and $1,057, respectively. As a result of the agreement with Aequus on March 31, 2008, Aequus purchased $1,475 of units which are being held by the Company pending shipment to Aequus customers (See Note 14). For the three months ended June 30, 2008, the Company recognized revenue for units shipped to Aequus customers of $790. Included in the inventory balance reported on the balance sheet as of June 30, 2008 are the remaining units purchased in a "Bill and Hold" arrangement by Aequus of $685.

5.    Stock Based Compensation.

        The Company accounts for stock based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004), "Share-Based Payment," (SFAS No. 123(R). SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements, and that such cost be measured at the fair value of the award. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating inflows. As a result, the Company's net loss before taxes for the three and six months ended June 30, 2008 included approximately $126 and $251, respectively, and included $493 and $685, respectively, for the three and six months ended June 30, 2007, of stock based compensation. The stock based compensation expense is included in general and administrative expense in the condensed consolidated statements of operations.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

5.    Stock Based Compensation. (Continued)

        Consistent with the requirements of SFAS 123(R), the Company has selected a "with-and-without" approach regarding the accounting for the tax effects of share-based compensation awards. This approach is consistent with intraperiod allocation guidance in SFAS No. 109, "Accounting for Income Taxes," and EITF Topic D-32, "Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations."

        A summary of awards under the Company's 2003 Equity Incentive Plan is presented below:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2008	5,907,342	$1.53	$0
Granted	1,599,975	$.13
Exercised	0	0
Cancelled/forfeited	(1,250,970)	$1.68

Outstanding, June 30, 2008	6,256,347	$1.15	$110,950

Exercisable, June 30, 2008	3,228,358	$1.77	$0

        As of June 30, 2008, there was $807 of total unrecognized compensation arrangements granted under the Plan. The cost is expected to be recognized through 2012.

        The following table summarizes information about stock options outstanding at June 30, 2008:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00–$0.39	2,778,163	9.26	$0.20	218,663	$0.37
$0.40–$0.59	853,000	5.60	0.52	793,000	0.52
$0.60–$0.89	299,492	6.44	0.60	299,492	0.60
$0.90–$1.34	568,500	5.49	1.06	568,500	1.06
$1.35–$2.01	604,629	5.84	1.62	394,004	1.69
$2.02–$3.02	737,329	4.66	2.52	622,965	2.53
$3.03–$4.53	274,666	6.24	4.18	198,041	4.22
$4.54–$6.80	72,002	4.10	5.98	65,127	6.04
$6.81–$10.20	40,000	2.63	8.25	40,000	8.25
$15.31–$22.95	25,950	1.76	21.19	25,950	21.19
$22.96–$34.43	2,616	1.97	28.73	2,616	28.73

	6,256,347	7.14	$1.15	3,228,358	$1.77

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

5.    Stock Based Compensation. (Continued)

        On July 29, 2008, the Company's Board of Directors approved a re-pricing of 3,756,132 stock options, which represented all outstanding, pre 2008, stock options for employees of the Company. The new exercise price was established as the closing price of the Company's stock on that date, which was $0.108. All other terms of such stock option will remain the same. In accordance with the provisions of SFAS 123(R), this re-pricing will result in the Company recording additional compensation expense equal to the difference in the original fair value of the options and the fair value on July 29, 2008.

        Performance based shares were granted on October 3 and December 20 of 2007 to certain senior executives that vest upon the achievement of certain criteria as follows: 10% of the shares vest upon achieving each of a 10%, 20%, 30% 40% and 50% increase for the Company in total gross revenue in a quarter over its third quarter 2007 total gross revenue shown on its statement of operations as reported in the SEC filings and 25% of the shares vest upon the Company achieving each of (1) a quarterly operating cash break even (defined as zero or positive "net cash provided by operations" consistent with or as reported on the "Consolidated Statement of Cash Flows" in the financial statements filed with SEC) and (2) a 10% net income as a percent of revenue. The Performance Grants had a fair value of $206 on their dates of grant of October 3 and December 20, 2007. The criteria for these performance based shares was amended to clarify that the criteria is intended to refer to transactions and revenue, operating cash flow and income generated in the ordinary course of the Company's business, and not to extra-ordinary transactions, such as, by way of example and not limitation, the Rights Fee under the March 31, 2008 Aequus transaction. As of June 30, 2008, it was determined that is was more likely than not that the performance grants would be not be earned and therefore there was no compensation expense recorded for these grants.

        The following table is the summary of the Company's non-vested restricted shares as of June 30, 2008.

Shares
Nonvested as of January 1, 2008	901,000
Granted	0
Vested	0
Cancelled/forfeited	(68,000)

Nonvested as of June 30, 2008	833,000

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

        Also, as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of its common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of its common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company's common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale. Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted. As of September 30, 2006, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised. All of the additional investment rights had been exercised as of June 30, 2006. Based on anti-dilution provisions contained within this private placement the $2.69 warrants were modified to an exercise price of $0.23 as of June 30, 2008 and the number of outstanding warrants were increased by 7,181,914 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances. Based on anti-dilution provisions contained within this private placement the

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

6.    Accounting for Preferred Shares and Derivative Shares. (Continued)

$3.14 warrants were also modified to an exercise price of $0.25 as of June 30, 2008 and the number of outstanding warrants were increased by 8,574,597 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.

        Of the 7,550 preferred shares issued under this private placement, all shares have been converted to common stock as of June 30, 2008.

        The terms of the preferred stock included certain conversion options that represent derivative financial instruments under paragraph 12 of SFAS No. 133 "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and thus were separated from the preferred stock and valued using the Black-Scholes option pricing model. The conversion options included certain provisions that could have resulted in a variable number of shares to be issued upon conversion, adjustment to the strike price at which conversion shares would be determined, or the requirement for the Company to have settled the conversion options in cash. EITF 00-19, "Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") states that if the conversion options require net cash settlement in the event of circumstances that are not solely within the Company's control they should be classified as a liability measured at fair value on the balance sheet.

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

        The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. On June 23, 2007, the holder converted the remaining 166 shares of preferred stock into 326,471 shares of common stock. As a result of this conversion, the conversion option liability was reclassified to equity. The remaining warrants are valued using the Black-Scholes valuation model. At June 30, 2008 and 2007, the closing common stock price was $0.19 and $0.50, respectively, applicable volatility rates were 192% and 95% respectively, and the period close risk-free interest rates as of June 30, 2008 and 2007 were 2.36% and 4.85% for the instrument's contractual life of 1.0 and 2.0 for years, respectively, for the warrants (continuously compounded), and represent the key assumptions used in the valuation calculation. The result was a $1,674 and $1,807, respectively, non cash charge for the three and six months ended June 30, 2008, and a $1,036 and $2,411, respectively, non cash gain for the three and six months ended June 30, 2007.

7.    Accounting for Secured Convertible Debentures and Related Warrants.

        On August 11, 2006 and October 13, 2006 the Company completed a private placement with an institutional investor of convertible debentures in the aggregate principal amount of $11,000. These

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

7.    Accounting for Secured Convertible Debentures and Related Warrants. (Continued)

convertible debentures have a maturity of three years, an interest rate of 6% per annum, and are convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted closing prices ("VWAP") of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions). The number of shares available is subject to an overall limit on the number of issuable shares, as further described below. Interest is payable at maturity, and the Company may elect to pay the interest amount in cash or shares of its common stock. There was $835 of accrued interest as of June 30, 2008. Through June 30, 2008 the investors converted $5,646 of the convertible debt into 19,349,806 shares of the Company's common stock. During the period July 1, 2008 through August 14, 2008 the investors converted an additional $372 of the convertible debt into 6,236,290 additional shares of the Company's common stock.

        The Company has the right to redeem all or any portion of the principal amount of the convertible debentures in cash at any time upon not less than four business days notice if the closing price of its stock is less than $1.75 per share. Such early redemption will, however, require the Company to pay a 10% prepayment premium. In addition, without any prepayment premium, the Company has the right to force the holders to convert a maximum of $500 of the principal amount of the convertible debenture in any thirty day period if for five consecutive trading days the VWAP of its common stock is above $1.925 per share but less than $3.50 per share and providing the daily trading volume exceeds 200,000 shares for these five days, and certain other conditions are met. If the VWAP of the Company's common stock is greater than $3.50 per share for 30 consecutive trading days, the daily trading volume exceeds 250,000 shares for five days prior, and if certain other conditions are met, the Company can also force the holder to convert all or any portion of the outstanding principal and interest into shares of its common stock without any prepayment premium.

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

        The Company initially accounted for conversion options embedded in convertible notes in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. EITF 00-19 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company's control that they should be classified as a liability measured at fair value on the balance sheet. Effective January 1, 2007, the Company adopted the provisions of EITF Issue No. 06-7, "Issuer's Accounting for a Previously Bifurcated Conversion

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

7.    Accounting for Secured Convertible Debentures and Related Warrants. (Continued)

Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in Financial Accounting Standards Board ("FASB") Statement No. 133, Accounting for Derivative Instruments and Hedging Activities" ("EITF 06-7"). Under EITF 06-7, at the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders' equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. On May 18, 2007 the Company and the investor amended the terms of the secured convertible debentures to remove the investor's ability, upon conversion of the debentures, to demand cash in lieu of shares of common stock and to clarify that the Company may issue restrictive shares if there is no effective registration statement at the time of conversion. The terms of the convertible debentures were amended to permit the Company to reclassify the derivative conversion option liability embedded of $4,335 in the convertible debentures from debt to equity.

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

        During the three and six months ended June 30, 2008, $646 and $647 respectively, in face value of the convertible debentures were converted, resulting in the issuance of 6,116,010 and 6,116,581 shares of common stock, respectively. The Company waived the 840,000 monthly shares limitation with respect to these conversions. During the three and six months ended June 30, 2007, $1,000 and $2,000, respectively, in the face value of convertible debentures were converted, resulting in the issuance of 1,938,744 and 2,923,206, respectively, shares of common stock. As a result of the amortization and conversion, $707 and $926, respectively, of the discount on the convertible debenture has been charged to discount amortization for the three and six months ended June 30, 2008. During the three and six months ended June 30, 2007, $999 and $1,999, respectively, of the discount on the convertible debenture has been charged to discount amortization and approximately $318 and $1,048, respectively, of the conversion option on the convertible debt was reclassified to additional paid in capital.

        At June 30, 2008, the balances of the convertible debentures and the offsetting related discount were $5,354 and $3,574, respectively.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

8.    Warranty Reserve.

        The Company provides a warranty covering defects arising from the sales of its video phone product. This warranty is limited to a specific time period. As of June 30, 2008 and December 31, 2007, the Company had a reserve of $28 and $49, respectively that is based on expected and historical loss rate as a percentage of product sales. Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. While the Company believes its estimate at June 30, 2008 is reasonable and adequate, it is subject to change based on its future sales and experience, which may require an increase or decrease in its reserve.

9.    Commitments and Contingencies.

Leases

        The Company's current five year lease was signed on September 1, 2005 and covers 42,500 square feet at an annual rate of $11.40 per square foot with a 3% increase annually, cancelable by either party with eight months notice, with a termination by tenant also including six months termination fee. In March 2008 the parties agreed in principle to a new lease (and the cancellation of the current lease with no termination cost) for a smaller space within the current facility consisting of approximately 17,000 square feet at an annual fee of $7 per square foot and the Company has relocated into this smaller space in April, 2008. This new lease is expected to be cancelable by either party upon 90 days notice with no termination costs. Total rent expense for the three and six months ended June 30, 2008 amounted to approximately $43 and $164, respectively. Total rent for the three and six months ended June 30, 2007 amounted to approximately $163 and $322, respectively. During the three months ended June 30, 2008, certain equipment, furniture and fixtures were sold and disposed of during the Company's move to smaller facilities. The net loss realized during the three and six months ended June 30, 2008 was $295.

        In November 2003, the Company entered into a 60 month lease for office equipment. As of June 30, 2008, there remains a total of $2 to be paid over the remaining period of this lease. In December 2007, the Company entered into a 60 month lease for office equipment. As of June 30, 2008 there remains a total of $51 to be paid over the remaining period of this lease.

        The future minimum contractual rental commitments under non-cancelable leases (including the lease expected to be cancelled in the third quarter 2008) for each of the fiscal years ending December 31 are as follows:

2008 (July 1 to December 31, 2008)	$270
2009	546
2010	375
2011	11
2012	11

Total	$1,213

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

10.    Related Party Transactions

        The Company has a current multi-year agreement with Mototech, an investor, to provide the Company with engineering and development support. As a result of this agreement, the Company has expensed approximately $3 and $3, respectively for the three and six months ended June 30, 2008, and $67 and $186, respectively, for the three and six months ended June 30, 2007. Accounts payable to this investor amounted to $428 and $733 at June 30, 2008 and December 31, 2007, respectively. This agreement provides for contracted services, including hardware and software development, and the creation and development of tools to facilitate the Company's engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company. Net revenues from operations recognized from Mototech were approximately $0 and $1 for the three and six months ended June 30, 2008 and $4 and $5, respectively, for the three and six months ended June 30, 2007. Accounts receivable from this investor were $9 and $8, respectively, as of June 30, 2008 and December 31, 2007.

11.    Net Loss per Share (Basic and Diluted).

        Basic and diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive. Potential common shares comprise shares of common stock issuable upon the exercise of stock options, and warrants, and upon the conversion of convertible debentures. Potential common shares excluded from net loss per share for the three months ended June 30, 2008 and 2007 were 71,477,947 and 29,925,852, respectively because their effect would be anti-dilutive

12.    Warrants.

        A summary of the Company warrant activity for the six months ended June 30, 2008, is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, January 1, 2008	13,234,024	$1.46	2.66
Granted	17,185,978	0.24
Expired/cancelled	(5,740,480)	(0.73)

Outstanding, June 30, 2008	24,679,522	$0.79	1.61

Exercisable, June 30, 2008	24,679,522

        The activity during the six months ended June 30, 2008 resulted from the anti-dilution provisions of the June 2004 private placement which were triggered by the issuance of convertible debentures and warrants on August 2006 and October 2006 and as a result of the conversion price related to these issuances (See Note 6). There was no activity during the three months ended June 30, 2008.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

13.    Stockholders' Deficiency.

        The following summarizes the transactions in stockholder's deficiency from January 1, 2008 through June 30, 2008:

Balance as of January 1, 2008	$(1,462)
Issuance of common stock under employee stock purchase plan	1
Issuance of common stock upon conversion of convertible debentures	648
Non-cash stock based compensation	251
Net loss for the six months ended June 30, 2008	(5,145)

Balance as of June 30, 2008	$(5,707)

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

        During the three and six months ended June 30, 2008, the Company shipped approximately 0 and 9 units, respectively, with a sales value of $0 and $2, respectively, to customers with a right of return. These customers may exercise their right of return only if they do not sell the units to their respective customers. Revenue and cost for these units were deferred in accordance with SFAS 48 "Revenue Recognition when a Right of Return Exists."

        From June 2007 through March 2008 the Company shipped its video phone product to its VRS customer, Aequus. As part of its June 2007 agreement with this customer, the Company began to recognize product revenue at the time of shipment of its video phone. In addition, the Company also began to receive service fee revenues based on a percentage of the fees earned by Aequus and for which the customer has received service. The Company recognizes this service fee revenue upon confirmation from Aequus of the fees they have earned. The Company also receives service fee revenues from end consumers which are recognized after the services have been performed.

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

additional $1,475 of video phones by Aequus (the "Aequus Transaction"). As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operate a video phone service for its customers. The $1,475 of units purchased per the agreement as of March 31, 2008 are being held by the Company pending shipment to Aequus customers. These units purchased are being held by us pending shipment to the ultimate consumer and the revenue for these units is being deferred per the SEC Staff Accounting Bulletin Topic 13 A (3) (a), Bill and Hold Arrangements. This revenue will be recognized as and when the units are shipped to the consumer. For the three months ended June 30, 2008, the Company recognized revenue for units shipped to Aequus customers of $790. The $5,000 of payments in the agreement are related to multiple deliverables to Aequus, that have standalone value with objective and reliable evidence of fair value, and include the following: (i) a specified amount of non recurring engineering ("NRE", with a fair value of $900), (ii) support and transition training to Aequus to operate their own data center ("Training," with an estimated fair value of $298), (iii) continued use of the WorldGate video phone service center during the transition (with an estimated fair value of $178), and (iv) the elimination of previously agreed service fees ("contract termination fee", with a residual fair value of $3,624). These deliverables are all separate units of accounting in accordance with EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables". The Company will recognize revenue for the NRE and Training and support as the service is provided. For the three and six months ended June 30, 2008, revenue of $89 was recognized for NRE, and $190 was recognized for training and support. The Company's obligation regarding the NRE is to provide $900 of such NRE which may extend beyond a period of twelve months. The Training is expected to be performed over approximately 7 months. Revenue from the use of the video phone service center will be recognized on a straight-line basis over the expected period of use, which is approximately 7 months. Since collectibility is not reasonably assured, the contract termination fee will be recognized as other income on a straight line basis over the ten months that the $5,000 is to be paid. For the three months ended June 30, 2008, other income was recorded for the contract termination fee of $1,056. As of June 30, 2008 the Company had received payment of $900 toward the purchase of video phone units and $2,200 of the $5,000 agreed payments. The June 30, 2008 balance sheet reflects $1,467 of such payments remaining as deferred revenue and income. In the period July 1, 2008 through August 14, 2008 the Company received additional payments of $400 toward the purchase of video phone units and $800 additional payments as part of $5,000 of agreed payments. The agreement requires Aequus to pay the remaining balance in 5 installments of $400 per month through January 2009.

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

        The Company also depends on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key components and

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

15.    Risks and uncertainties. (Continued)

services critical for the product the Company is developing in its video phone business. The components and raw materials used in the Company's Ojo video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability. A formal relationship with Mototech has been established for the volume manufacture of Ojo. The Company's non exclusive agreement with Mototech allows either party to terminate the agreement with 90 days prior notice. At the present time Mototech is the Company's sole manufacturer of its video phones. If Mototech or other providers of components and/or manufacturing services do not produce these components or provide their services on a timely basis, if the components or services do not meet the Company's specifications and quality control standards, or if the components or services are otherwise flawed, the Company may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage the Company's reputation and could adversely affect its operating results. As a result, the Company could lose potential customers and any revenues that it may have at that time may decline dramatically.

16.    Accounting for the Uncertainty in Income Taxes.

        The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—A Interpretation of FASB Statement No. 109("FIN 48"). FIN 48 establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. As part of this assessment the Company completed preliminary analyses under Section 382 of the Internal Revenue Code. Generally section 382 limits the utilization of an entity's net operating loss carryforward upon a change in control. Based on this analysis, it was determined that as of June 30, 2008 it was more likely than not that a change of control pursuant to Section 382 has not occurred. Future issuances of common stock may affect this analysis which might cause limitation in the Company's ability to utilize net operating loss carryforwards.

        The Company has identified its federal tax return and its state tax return in Pennsylvania as "major" tax jurisdictions, as defined. Based on the company's evaluation, it concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2003 through 2007, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

        The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the six months ended June 30, 2008 and 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

17.    Geographical Data.

        Financial Information Relating to Foreign and Domestic Operations and Export Sales from Continuing Operations (Dollars in Thousands) for the three and six months ended June 30, 2008 and June 30, 2007:

	2008	2007
Three Months Ended June 30:
Net revenues by geographic area:
United States	$1,255	$303
Foreign	0	2

Total	$1,255	$305

Net loss (all from United States operations)	$(2,994)	$(4,550)

Six Months Ended June 30:
Net revenues by geographic area:
United States	$1,369	$605
Foreign	0	10

Total	$1,369	$615

Net loss (all from United States operations)	$(5,145)	$(9,128)

	June 30, 2008	December 31, 2007
Identifiable assets within the United States	$2,368	$3,243
Identifiable foreign assets (hardware and tooling for manufacturing) in Taiwan, R.O.C.	$116	$171

18.    Registration rights—August 2005 private placement.

        In August 2005, the Company sold stock and warrants totaling $17,500 which were subject to a registration rights agreement. The Company accounts for the registration rights agreement in accordance with FSP EITF 00-19-2. This private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120 days from the effective date of the agreement that the shares in the transaction fail to be registered or if the registration statement ceases to be effective for more than twenty days. The registration statement covering the shares under this private placement was not declared effective until June 1, 2006. Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. The related unpaid penalty accrued as of June 30, 2008 and December 31, 2007 was $157.

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

        On February 4, 2008, the Company issued a current report on Form 8-K indicating that it was in a dispute with Aequus over the payment of significant monies which the Company believed were owed to it. The customer's refusal to pay such monies had contributed to a shortfall in the operating cash available to the Company to continue operations, and accordingly, on January 30, 2008, the Company shut down its operations. The Form 8-K further indicated that this was a first step to winding down its business, which would occur if the Company was not able to secure payment of the monies believed to be owed to by the customer, and/or new financing.

        On March 31, 2008, the Company entered into a new agreement with Aequus and Snap!VRS. This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of service to Aequus, (ii) payment to the Company by Aequus of approximately $5,000 in scheduled payments over the next ten months, (iii) agreement to arbitrate an additional approximately $1,400 claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1,500 of video phones by Aequus (the "Aequus Transaction'). As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operate a video phone service for its customers. In anticipation of completing the contract with Aequus the Company resumed operations on March 11, 2008.

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

Three and Six Months Ended June 30, 2008 and June 30, 2007.

  Revenues.

        Net revenues for the three and six months ended June 30, 2008 were $1,255 and $1,369, respectively, and $305 and $615, respectively, for the three and six months ended June 30, 2007, primarily reflecting the product and service revenues from our distribution of the Ojo product. The increase of $950, or 309%, in product and service revenues during the three months ended June 30, 2008, with respect to the comparable period in 2007, and $754, or 123%, in product and service revenues during the six months ended June 30, 2008, with respect to the comparable period in 2007, primarily reflects an increase in revenues of $362 realized from non recurring engineering services, support and transition training and service center usage provided to Aequus under the March 31, 2008 agreement (See Note 14 of the accompanying financial statements), and increased shipments of units to Aequus. During the three and six months ended June 30, 2008, these shipments to Aequus were $790 and $794, respectively. For the same periods in 2007, these shipments were $5 and $5, respectively. Total product revenues were $812 and $831, respectively, for the three and six months ended June 30, 2008 and $192 and $391, respectively, for the three and six months ended June 30, 2007. Totals service revenues were $164 and $259, respectively, for the three and six months ended June 30, 2008 and $113 and $224, respectively, for the three and six months ended June 30, 2007. The increase in service revenues during the three and six months ended June 30, 2008, when compared to the same periods in 2007, were $51, or 45%, and $35, or 16%, respectively, were primarily the result of $82 of service revenues realized from Aequus, noted above, partially offset by the shutting down of our operations from January 30, 2008 through March 11, 2008 as a result of our cash shortfall related in part to a dispute with our largest customer over the payment of significant monies which we believed was owed to us and the customer's refusal to pay such monies. During the three and six months ended June 30, 2008, other revenues were $279 compared to $0 for the same periods in 2007. These revenues were the results of NRE and Training and Support services realized from Aequus noted above. During the three and six months ended June 30, 2008 we shipped 0 and 9 units, respectively, with a sales value of $0 and $2, respectively, to customers with a right of return. Revenue for these units were deferred as of June 30, 2008 in accordance with FAS 48 "Revenue Recognition when a Right of Return Exists." We do expect, however, to begin recording these shipments as revenue as and when these units are sold by our customers. In addition, as part of the agreement reached with Aequus on March 31, 2008 this customer bought Ojo units valued at $1,475. These units purchased are being held by us pending shipment to the ultimate consumer and the revenue for these units is being deferred per the SEC Staff Accounting Bulletin Topic 13 A (3) (a), Bill and Hold Arrangements. This revenue will be recognized as and when the units are shipped to the consumer. For the three months ended June 30, 2008, the Company recognized revenue for units shipped to Aequus of $790.

        Gross margin of $418 and $494, respectively, was reported for the three and six month period ended June 30, 2008 compared to a gross margin loss of $177 and $216, respectively, reported for the three and six months ended June 30, 2007. This improvement in gross margin was primarily the result of the non-recurring engineering (NRE), training and service center usage revenues recognized with Aequus (See Note 14 of the accompanying financial statements), and increased selling prices and lower unit costs of the product shipped during the three and six months ended June 30, 2008 compared to the same period in 2007.

  Costs and Expenses.

Cost of Revenues.    Cost of revenues, consists of product and delivery costs relating to the deliveries of video phones. For the three and six months ended June 30, 2008, the cost of revenues was $837 and $875, respectively. For the three and six months ended June 30, 2007, cost of revenues was $482 and $831, respectively. Increased shipments during the three and six months ended June 30, 2008 over the same periods in 2007 and NRE revenues recognized from Aequus (See Note 14 of the accompanying financial statements) primarily accounted for this increase in the cost of revenues. In addition, included in these costs for the three and six months ended June 30, 2007 were inventory adjustments for the lower of cost or market valuations of $277 and $293, respectively, which offset these increases. There were no inventory adjustments for the lower of cost or market valuations for the three and six months ended June 30, 2008.

         Engineering and Development.    Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of our video phone product. Engineering and development costs were $498 and $1,075, respectively, for the three and six months ended June 30, 2008, compared with $1,676 and $3,462, respectively, for the three and six months ended June 30, 2007. This decrease of $1,178, or 70%, for the three months and $2,387, or 69%, for the six months ended June 30, 2008, primarily reflects reduced product development expenditures of $117 and $354, respectively, and reductions in staff of $885 and $1,782, respectively.

         Sales and Marketing.    Sales and marketing expenses consist primarily of compensation (which includes compensation to manufacturer's representatives and distributors), attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs (which include expenditures for co-op advertising and new market development) related to the continued introduction of our video phone product. Sales and marketing costs were $140 and $359, respectively, for the three and six months ended June 30, 2008, compared with $869 and $1,990, respectively, for the three and six months ended June 30, 2007. This decrease of $729, or 84%, and $1,631, or 82%, respectively, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, is primarily the result of reduced marketing and promotional expenditures of $439 and $759, respectively, and reduced staffing costs of $170 and $341, respectively, required as a result of reduced available cash.

         General and Administrative.    General and administrative expenses consist primarily of expenditures for administration, office and facility operations, as well as finance and general management activities, including legal, accounting and professional fees. General and administrative expenses were $978 and $1,877, respectively, for the three and six months ended June 30, 2008, compared with $1,439 and $2,956, respectively, for the three and six months ended June 30, 2007. This decrease of $461, or 32%, for the three months and $1,079, or 37%, for the six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, is primarily attributable to reduced rent and staffing expenses including suspension of a portion or all salaries for a time period in the first quarter of 2008 for certain senior management of the Company.

         Interest and Other Income and Interest Expense.    Interest and other income consisted of interest earned on cash and cash equivalents Interest and other income decreased to $4 and $10, respectively, for the three and six months ended June 30, 2008 compared to $45 and $143 for the three and six months ended June 30, 2007 primarily due to reduced interest earned on lower cash balances. During the three and six months ended June 30, 2008 , we earned interest on our average cash balances which approximated $490 and $562, respectively, compared to $3,579 and $5,713, respectively, for the three and six months ended June 30, 2007. Interest expense was $99 and $186, respectively, for the three and six months ended June 30, 2008 and $120 and $256, respectively, for the three and six months ended June 30, 2007, primarily consists of accrued interest on the convertible debentures issued on August 11, 2006 and October 13 2006.

         Income from Service Fee Contract Termination.    During the three months ended June 30, 2008, we realized $1,056 of other income from the elimination of previously agreed service fees with Aequus as stated in our agreement of March 31, 2008 over a ten month period (See Note 14 of the accompanying financial statements).

         Loss on Equipment Disposal.    During the three months ended June 30, 2008, certain equipment, furniture and fixtures were sold and disposed of during the Company's move to smaller facilities. The net loss realized during the three and six months ended June 30, 2008 was $295. There was no loss or gain realized during the three and six months ended June 30, 2007.

         Income Taxes.    We have incurred net operating losses since inception and accordingly had no current income tax provision and have not recorded any income tax benefit for those losses, since realization of such benefit is currently uncertain.

         Non Cash Change in Fair Value of Derivative Warrants and Conversion Options.    For the three and six months ended June 30, 2008 the non cash change in fair value of derivative warrants and conversion of options was a loss of $1,674 and $1,807, respectively. For the three and six months ended and June 30, 2007 the non cash change in fair value of derivative warrants and conversion of options was a gain of $1,036 and $2,411, respectively. These fair value adjustments are primarily a result of changes in our common stock price at each reporting period and anti-dilution provisions that increased the number of outstanding warrants and reduced the warrant exercise price as of June 30, 2008 (See Note 6 of the accompanying financial statements) related to our June 2004 private placement of our Series A Convertible Preferred Stock and Warrants and our August 11, 2006 and October 13, 2006

private placements of secured Convertible Debentures and Warrants. At June 30, 2008, the Company used weekly price observations in determining the volatility rate used in its Black—Scholes calculation to more appropriately follow the Company's thinly traded common stock.

         Amortization of Debt Discount.    For the three and six months ended June 30, 2008 the amortization of the debt discount was $707 and $926, respectively, and $1,185 and $2,468, respectively, for the three and six months ended June 30, 2007, relating to the August 11, 2006 and October 13, 2006 private placements of secured Convertible Debentures. During the three and six months ended June 30, 2008, the amortization of debt discount reflected $350 and $351, respectively, of accelerated amortization upon conversion of the debentures and $357 and $575, respectively, of normal discount amortization. For the three and six months ended June 30, 2007, the amortization of debt discount reflected $999 and $1,999, respectively, of accelerated amortization upon conversion of the debentures and $186 and $469, respectively, of normal discount amortization. This discount, at the time of completion of this private placement on August 11, 2006, was initially recorded for $4,446, and the discount for the October 13, 2006 convertible debenture issuance was initially recorded as $3,979. These discounts will be amortized using the effective interest rate method over the three year term of the convertible debentures.

Liquidity and Capital Resources.

        As of June 30, 2008, our primary source of liquidity consisted of proceeds from the sale of stock and convertible debentures and from the sale of Ojo video phones. Cash and cash equivalents are highly liquid, are of high quality investment grade and have original maturities of less than three months.

        As of June 30, 2008, the Company had cash and cash equivalents of $432. The Company generated cash from operations of $132 during the three months ended June 30, 2008. For the six months ended June 30, 2008, the Company used cash from operations of $654. The cash used in operations for the three and six months ended June 30, 2007, was $2,323 and 7,377, respectively. The increase in cash generated from operations for the three and six months ended June 30, 2008 of $2,455 and $6,723, respectively, when compared to the same periods in 2007, primarily reflects the funds received from the March 31, 2008 agreement (see Note 14 of the accompanying financial statements), and our reduction in staff and overall cost of operations during the three and six months ended June 30, 2008, including the shut down during the period from January 30, 2008 through March 11, 2008.

        The Company's short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations and operating expenses.

        Cash provided by investing activities was primarily a result of the sale of equipment for product development and manufacture as well as general administrative and project management purposes. For the three and six month periods ending June 30, 2008, the cash provided was $4. For the three and six months ended June 30, 2007, cash used for investing activities was primarily a result of investments in equipment for product development and manufacture as well as general administrative and project management purposes were $16 and $54, respectively.

        Cash provided by financing activities during the three and six months ended June 30, 2008 were $1 and $1, respectively, and $6 and $15, respectively for the three and six months ended June 30, 2007.

Operations and Liquidity.

        The Company has incurred recurring net losses and has an accumulated deficit of $266,721, stockholder's deficiency of $5,707 and a working capital deficit of $6,091 as of June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

        The Company had $8,191 of liabilities and substantially all of its assets are pledged as collateral as of June 30, 2008. These liabilities include $2,043 of detachable warrants related to the Company's private placement of preferred stock in June 2004 and $1,780 of debt (net of unamortized discount of $3,574) related to the Company's financing in August and October 2006.

        Long term cash requirement obligations are primarily related to the August and October 2006 secured convertible debenture transactions which mature in 2009. The convertible debentures have an interest rate of 6% per annum and can be converted to common stock at the holder's option. The Company has current debt as of June 30, 2008 on the balance sheet reflecting the convertible debentures issued on August 11 and October 13, 2006. The convertible debentures payable, net of unamortized discounts of $3,574 and $4,499, had a balance of $1,780 and $1,502, respectively, as of June 30, 2008 and December 31, 2007 (See Note 7 of the accompanying financial statements). As of June 30, 2008 and December 31, 2007, accrued interest was $835 and $658, respectively.

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

        On March 31, 2008, the Company entered into a new agreement with Aequus and Snap!VRS (See Note 14 of the accompanying financial statements). This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of video phone service to Aequus, (ii) payment to the Company by Aequus of approximately $5,000 in scheduled payments over ten months commencing March 31, 2008, (iii) agreement to arbitrate an additional approximately $1,364 claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1,475 of video phones by Aequus (the "Aequus Transaction"). As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operate a video phone service for its customers. The $1,475 of units purchased per the agreement as of March 31, 2008 are being held by the Company pending shipment to Aequus customers. During the three months ended June 30, 2008, the Company shipped $790 of units to Aequus customers. As of June 30, 2008 the Company had received payment of $900 toward the purchase of video phone units and $2,200 of the $5,000 agreed payments. The June 30, 2008 balance sheet reflects $1,467 of such payments remaining as deferred revenue and income. In the period July 1, 2008 through August 14, the Company received additional payments of $400 toward the purchase of video phone units and $800 additional payments as part of $5,000 of agreed payments.

        Based on management's internal forecasts and assumptions, including, among others, the receipt of the payments per its agreement with Aequus of March 31, 2008, assumptions regarding the proceeds that might result from the arbitration with Aequus of amounts the Company claims is owed to it by Aequus and assumptions regarding its short term cash requirements and its projected revenue growth, the Company expects to have sufficient cash on hand to meet its obligations into 2009. It is unclear whether the Company will have cash beyond that time. Aequus is a new company with an unproven track record and if Aequus is not successful, or if their activities do not lead to significant sales of its product, their operating results will be adversely affected, and its ability to pay all or any of the monies obligated per the agreement, including payment for products purchased or the payment of any monies the Company is awarded as a result of agreed arbitration with Aequus, may not materialize or could be significantly reduced and the Company may have insufficient capital to operate its business.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not required

ITEM 4T.    CONTROLS AND PROCEDURES.

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

        As previously reported in our Form 10-K for the year ended December 31, 2007, we identified a material weakness with respect to the Company's application of GAAP as a result of several significant deficiencies, including lack of segregations of duties, lack of appropriate IT security and program change controls, insufficient documentation of period-end reviews, the improper recording of revenues, not recording inventory at the lower of cost or market, and the incorrect determination of grant dates for stock based awards. The temporary shift in the Company's focus and resources toward keeping the Company solvent contributed to the material weakness. As a result of the material weakness identified the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, its disclosure controls and procedures were not designed properly and were not effective in ensuring that the information required to be disclosed by the Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

        We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. As a result of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the material weakness identified at December 31, 2007 still existed as the Company's focus was on getting funding to continue operations and did not pursue remedies to the material weaknesses. Going forward, to address the material weakness related to the application of GAAP the Company is examining options, subject to available resources, to increase staffing, including increasing expert consultants, to ensure increased segregation of duties, enhancing IT security and program change controls and procedures, increasing documentation for period ending reviews, ensuring the proper recording of revenues, properly recording inventory, and properly determining the grant date for stock based awards. There can be no certainty that the resources necessary to accomplish these procedural enhancements will be available or that the reduced staffing level under which we are operating will be adequate to achieve the desired level of controls.

        There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is also still in the process of implementing a financial system that it believes will improve the internal control over financial reporting and will eliminate any identified deficiencies.

 PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        Although from time to time we may be involved in litigation as a routine matter in conducting our business, we are not currently involved in any litigation which we believe is material to our operations or balance sheet. During the first fiscal quarter 2008 we were involved in a dispute with Aequus Technologies, our largest customer, regarding certain non-recurring engineering, or NRE, in the amount of approximately $1,400, which remains the subject of an agreed upon arbitration between the parties. This dispute was settled as part of the March 31, 2008 agreement with this customer.

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

        On May 9, 2006 the Company entered into a multiyear agreement with Aequus for them to purchase Ojo video phones through its wholly owned subsidiary Snap Telecommunications Inc., (Snap!VRS), a provider of Video Relay Services (VRS) and Video Remote Interpreting (VRI) services for the deaf and hard of hearing. On June 20, 2007 the Company announced that it had expanded its relationship with Aequus and Snap!VRS modifying their earlier agreement and on March 31, 2008, the Company entered into a new agreement with Aequus Technologies Corp. and Snap Telecommunications, Inc. (collectively "Aequus".) This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of service to Aequus, (ii) payment to the Company by Aequus of approximately $5 million in scheduled payments over the next ten months, (iii) agreement to arbitrate approximately $1.4 million claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1.5 million of video phones by Aequus (the "Aequus Transaction"). As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operating a video phone service for its customers. The Company currently is heavily dependent on Aequus for the majority of its revenue. If Aequus is not successful, or if their activities do not lead to significant sales of its product, its operating results will be adversely affected, and their ability to pay all or any of the monies obligated per the agreement, including for products purchased or the payment of any monies the Company is awarded as a result of agreed arbitration with Aequus, may not materialize or could be significantly reduced and the Company may have insufficient capital to operate its business. The loss of business or payments from Aequus could materially impair the Company's continuing operations.

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

WORLDGATE COMMUNICATIONS, INC.
Dated: August 14, 2008	/s/ HAL M. KRISBERGH Hal M. Krisbergh Chairman and Chief Executive Officer (Principal Executive Officer)
Dated: August 14, 2008	/s/ JOEL BOYARSKI Joel Boyarski Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts contained in this Item 2 are in thousands, except for per share amounts)
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4T. CONTROLS AND PROCEDURES.
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS.