Form 10-Q/A
period 2008-03-31
WORLDGATE COMMUNICATIONS INC
filed 2008-11-14
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Amendment No. 1
FORM 10-Q/A

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

EXPLANATORY NOTE

        WorldGate Communications, Inc. (the "Company") is filing this Amendment on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the three months ended March 31, 2008, as filed with the Securities and Exchange Commission (the "SEC") on May 20, 2008 (the "Original Filing"). The purpose of this Amendment is to amend and restate Part I, Item 1and Part I, Item 2, which set forth the adjustments to the warrants issued and the warrant exercise price applicable to the warrants issued as part of the June 2004 private placement, and the fair value of derivative warrants accounting for the warrants. The warrants and warrant exercise price were originally calculated without regard to certain share limitations in dilutive transactions and with this amendment the warrants and warrant exercise price are being restated to reflect this share limitation. Accordingly, changes have been made to the applicable line items associated with detachable warrant liability, accumulated deficit, change in fair value of derivative warrants, net loss and net loss per common share. The amendment and restatement results in a reduction in the number of warrants previously identified in the Original Filing to account for the anti-dilution provisions for the June 2004 private placement and an increase in the exercise price of these warrants. Except as described above, no additions or modifications have been made to reflect facts or events occurring subsequent to the date of the Original Filing or any subsequent amendments thereto.

WORLDGATE COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per share Amounts)

	March 31, 2008	December 31, 2007
	(Unaudited & Restated)
ASSETS
Current assets:
Cash and cash equivalents	$296	$1,081
Trade accounts receivables, less allowance for doubtful accounts of $0 at March 31, 2008 and December 31, 2007	88	166
Other receivables	1,183	6
Inventory	1,288	1,057
Prepaid and other current assets	359	186

Total current assets	3,214	2,496

Property and equipment	4,627	4,627
Accumulated depreciation and amortization	(3,929)	(3,830)

Property and equipment, net	698	797
Deposits and other assets	66	121

Total assets	$3,978	$3,414

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$1,985	$1,377
Accrued expenses	1,293	1,386
Accrued compensation and benefits	193	74
Detachable warrants	106	236
Warranty reserve	19	49
Deferred revenues and income	1,886	252
Convertible debentures payable (net of unamortized discount of $4,281 at March 31, 2008 and $4,499 at December 31, 2007	1,719	1,502

Total current liabilities	7,201	4,876
Commitments and contingencies
Stockholders' deficiency:
Preferred Stock, $.01 par value, 13,492,450 shares authorized; 0 shares issued at March 31, 2008 and December 31, 2007	0	0
Common Stock, $.01 par value; 200,000,000 shares authorized; 56,948,747 shares issued and outstanding at March 31, 2008 and 56,939,925 shares issued and outstanding at December 31, 2007	569	569
Additional paid-in capital	259,672	259,544
Accumulated deficit	(263,464)	(261,575)

Total stockholders' deficiency	(3,223)	(1,462)

Total liabilities and stockholders' deficiency	$3,978	$3,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Share And Per Share Amounts)

	Three Months ended March 31,
	2008	2007
	(Restated)
Net revenues:
Product revenues	$19	$199
Service revenues	95	111

Total net revenues	114	310
Cost of revenues	38	349

Gross margins	76	(39)

Engineering and development expenses (excluding depreciation and amortization amounts of $50 and $105 for the three months ended March 31, 2008 and 2007, respectively)	577	1,785
Sales and marketing expenses (excluding depreciation and amortization amounts of $15 for the three months ended March 31, 2008 and 2007)	219	1,123
General and administrative expenses (excluding depreciation and amortization amounts of $34 and $49 for the three months ended March 31, 2008 and 2007, respectively)	899	1,517
Depreciation and amortization	99	169

Total expenses from operations	1,794	4,594

Loss from operations	(1,718)	(4,633)

Other Income (expense)
Interest and other income	8	98
Change in fair value of derivative warrants and conversion options	129	1,374
Amortization of debt discount	(218)	(1,283)
Interest expense	(90)	(136)

Total other income (expense), net	(171)	53

Net loss	(1,889)	(4,580)
Accretion on preferred stock, dividends and deemed dividends	0	(14)

Net loss attributable to common stockholders	$(1,889)	$(4,594)

Net loss attributable to common stockholders (Basic and Diluted)	$(0.03)	$(0.11)

Weighted average common shares outstanding (Basic and Diluted)	56,948,343	42,057,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in Thousands)

	Three Months ended March 31,
	2008	2007
	(Restated)
Cash flows from operating activities:
Net loss	$(1,889)	$(4,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99	169
Amortization of debt discount	218	1,283
Change in fair value of derivative warrants and conversion options	(129)	(1,374)
Non-cash stock based compensation	125	192
Write down of inventory	0	16
Changes in operating assets and liabilities:
Trade accounts receivable	78	126
Other receivables	(3)	4
Inventory	(231)	(345)
Prepaid and other current assets	(173)	256
Deposits and other assets	55	0
Accounts payable	608	(802)
Accrued expenses and other current liabilities	(93)	(172)
Accrued compensation and benefits	119	150
Warranty reserve	(30)	(6)
Deferred revenue	460	29

Net cash used in operating activities	(786)	(5,054)

Cash flows used in investing activities:
Capital expenditures	0	(38)

Net cash used in investing activities	0	(38)

Cash flows from financing activities:
Proceeds from issuance of common stock	1	9

Net cash provided by financing activities	1	9

Net decrease in cash and cash equivalents	(785)	(5,083)
Cash and cash equivalents, beginning of period	1,081	10,067

Cash and cash equivalents, end of period	$296	$4,984

Non-cash financing activities:
Conversion of convertible debenture to common stock	$1	$1,000
Conversion of derivative liability	0	730
Accretion on preferred stock	0	12
Dividends payable on preferred stock	0	2
Common stock issued for accrued dividends	0	2

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

2.    Restatement for Interim Period

        The Company has restated its financial statements as of March 31, 2008 and for the quarter then ended to restate the adjustments to the warrants issued and the warrant exercise price as a result of anti-dilution provisions applicable to the warrants issued as part of the June 2004 private placement, and the fair value of derivative warrants accounting for these warrants. The warrants and warrant exercise price were originally calculated without regard to certain share limitations in dilutive transactions and with this amendment the warrants and warrant exercise price are being restated to reflect this share limitation. Accordingly, changes were made to the applicable line items associated with the detachable warrant liability, accumulated deficit, change in fair value of derivative warrants, net loss and net loss per common share. The restatement will result in a reduction in the number of

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

2.    Restatement for Interim Period (Continued)

warrants as previously identified in the original Form 10-Q for the first quarter of 2008 to account for the anti-dilution provisions for the June 2004 private placement and an increase in the exercise price of these warrants.

        The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	As of March 31, 2008
Consolidated Balance Sheet	As previously reported	As restated
Detachable warrants	$369	$106
Total current liabilities	7,464	7,201
Accumulated deficit	(263,727)	(263,464)
Total stockholders' deficiency	(3,486)	(3,223)

	For the three Months ended March 31, 2008
Consolidated Statement of Operations	As previously reported	As restated
Change in fair value of derivative warrants and conversion options	$(133)	$129
Total other income (expense), net	(433)	(171)
Net loss	(2,151)	(1,889)
Net loss applicable to common stockholders	(2,151)	(1,889)
Net loss per common share:
Basic and diluted	(0.04)	(0.03)

3.    Liquidity and Going Concern Considerations.

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

        The Company had $7,201 of liabilities and substantially all of its assets are pledged as collateral as of March 31, 2008. These liabilities include $106 of detachable warrants related to the Company's private placement of preferred stock in June 2004 and $1,719 of debt (net of unamortized discount of $4,281) related to the Company's financing in August and October 2006.

        The Company's short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations and operating expenses.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

3.    Liquidity and Going Concern Considerations. (Continued)

        The Company has incurred recurring net losses and has an accumulated deficit of $263,464, stockholder's deficiency of $3,223 and a working capital deficit of $3,987 as of March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

        Long term cash requirement obligations are primarily related to the August and October 2006 secured convertible debenture transactions which mature in 2009. The convertible debentures have an interest rate of 6% per annum and can be converted to common stock at the holder's option. The Company has current debt as of March 31, 2008 on the balance sheet reflecting the convertible debentures issued on August 11 and October 13, 2006. The convertible debentures payable, net of unamortized discounts of $4,281 and $4,499, had a balance of $1,719 and $1,502, respectively, as of March 31, 2008 and December 31, 2007 (See Note 8). As of March 31, 2008 and December 31, 2007, accrued interest was $748 and $658, respectively.

        On February 5, 2008, February 13, 2008, February 15, 2008, April 8, 2008, and April 23, 2008, the Company received notices from YA Global, holder of the Company's convertible debentures, claiming that the Company was in default of the terms of the debentures. The Company has notified YA Global that it disputes these alleged defaults (See Note 8).

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

3.    Liquidity and Going Concern Considerations. (Continued)

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

3.    Liquidity and Going Concern Considerations. (Continued)

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

4.    Recent Accounting Pronouncements.

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

        Effective January 1, 2008, the Company adopted the provisions of SFAS 157, "Fair Value Measurements" for financial assets and liabilities, as well as any other assets and liabilities that are

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

4.    Recent Accounting Pronouncements. (Continued)

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

6.    Stock Based Compensation.

        The Company accounts for stock based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004), "Share-Based Payment," (SFAS No. 123(R)). SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating inflows. As a result, the Company's net loss before taxes for the three months ended March 31, 2008 and 2007 included approximately $125 ($0.00 per share) and $192 ($0.00 per share), respectively, of stock based compensation. The stock based compensation expense is included in general and administrative expense in the condensed consolidated statements of operations.

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

6.    Stock Based Compensation. (Continued)

        As of March 31, 2008, there was $800 of total unrecognized compensation arrangements granted under the Plan. The cost is expected to be recognized through 2011.

        The following table summarizes information about stock options outstanding at March 31, 2008:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00–$0.39	1,216,063	8.65	$0.31	229,563	$0.37
$0.40–$0.59	884,250	5.83	0.52	804,250	0.52
$0.60–$0.89	299,492	6.69	0.60	299,492	0.60
$0.90–$1.34	568,500	5.74	1.06	568,500	1.06
$1.35–$2.01	616,477	6.14	1.61	403,977	1.69
$2.02–$3.02	754,872	4.97	2.52	627,934	2.54
$3.03–$4.53	298,999	6.40	4.19	222,374	4.22
$4.54–$6.80	80,870	4.55	5.94	67,120	6.05
$6.81–$10.20	40,000	2.88	8.25	40,000	8.25
$15.31–$22.95	26,900	1.97	21.02	26,900	21.02
$22.96–$34.43	4,056	2.26	28.60	4,056	28.60

	4,790,479	6.49	$1.52	3,294,166	$1.80

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

6.    Stock Based Compensation. (Continued)

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

        The preferred stock had embedded conversion options. Specifically, the holders of the preferred stock could have converted their shares into the Company's common stock at a conversion price of $2.35 per preferred share. In addition the Company could have forced conversion of the preferred stock into common stock if the Company achieved certain price targets for its common stock and satisfaction of certain other conditions, such as the existence of an effective registration statement. In either event the conversion price was subject to adjustment if, at any time after the date the preferred shares were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company's common stock for per share consideration less than the conversion price of the preferred shares on the date of such issuance or sale. Accordingly, the number of common shares issuable upon the conversion of the preferred shares could not be predicted. Furthermore, net-cash settlement could have been required in the event of conversion default under certain circumstances that could not be

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

7.    Accounting for Preferred Shares and Derivative Shares. (Continued)

solely under the control of the Company. If the effectiveness of the registration statement lapsed, the Company ceased to be listed on certain specified exchanges and trading in the Company's stock was suspended or a change in control occurs with respect to the Company, the Company could have been required to settle a conversion of the preferred stock with cash instead of its common shares.

        Also, as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of its common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of its common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company's common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale. Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted. As of September 30, 2006, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised. All of the additional investment rights had been exercised as of June 30, 2006. Based on anti-dilution provisions contained within this private placement the $2.69 warrants were modified to an exercise price of $0.43 as of March 31, 2008 and the number of outstanding warrants were increased by 3,607,663 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances. Based on anti-dilution provisions contained within this private placement the $3.14 warrants were also modified to an exercise price of $0.46 as of March 31, 2008 and the number of outstanding warrants were increased by 4,236,853 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.

        Of the 7,550 preferred shares issued under this private placement, all shares have been converted to common stock as of March 31, 2008.

        The terms of the preferred stock included certain conversion options that represent derivative financial instruments under paragraph 12 of SFAS No. 133 "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and thus were separated from the preferred stock and valued using the Black- Scholes option pricing model. The conversion options included certain provisions that could have resulted in a variable number of shares to be issued upon conversion, adjustment to the strike price at which conversion shares would be determined, or the requirement for the Company to have settled the conversion options in cash. EITF 00-19, "Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") states that if the conversion options require net cash settlement in the event of circumstances that are not solely within the Company's control they should be classified as a liability measured at fair value on the balance sheet.

        The terms of the five-year warrants include cash penalty provisions in the event that the Company fails to meet its obligations to deliver registered shares to the warrant holder upon exercise and an anti-dilution provision that could result in a variable number of shares to be issued upon warrant exercise. Additionally, the terms and conditions of the warrants provide for net settlement through

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

7.    Accounting for Preferred Shares and Derivative Shares. (Continued)

cashless exercise whereby the shares delivered to the warrant holder would be readily convertible to cash. In accordance with EITF 00-19 and given the terms and conditions of the warrants as outlined above, the Company classified the warrants as a liability on its balance sheet measured at fair value using the Black-Scholes option pricing model.

        The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. On June 23, 2007, the holder converted the remaining 166 shares of preferred stock into 326,471 shares of common stock. As a result of this conversion, the conversion option liability was reclassified to equity. The remaining warrants are valued using the Black-Scholes valuation model. At March 31, 2008 and 2007, the closing common stock price was $0.07 and $0.70, respectively, applicable volatility rates were 134% and 97% respectively, and the period close risk-free interest rates as of March 31, 2008 and 2007 were 1.56% and 4.55% for the instrument's contractual life of 1.25 and 2.25 for years, respectively, for the warrants (continuously compounded), and represent the key assumptions used in the valuation calculation. The result was a $129 non cash gain for the three months ended March 31, 2008, and a $1,374 non cash gain for the three months ended March 31, 2007.

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

8.    Accounting for Secured Convertible Debentures and Related Warrants. (Continued)

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

8.    Accounting for Secured Convertible Debentures and Related Warrants. (Continued)

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

8.    Accounting for Secured Convertible Debentures and Related Warrants. (Continued)

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

8.    Accounting for Secured Convertible Debentures and Related Warrants. (Continued)

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

10.    Commitments and Contingencies.

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

10.    Commitments and Contingencies. (Continued)

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

11.    Related Party Transactions

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

12.    Net Loss per Share (Basic and Diluted).

        Basic and diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive. Potential common shares comprise shares of common stock issuable upon the exercise of stock options, and warrants, and upon the conversion of debentures and convertible preferred stock. Potential common shares excluded from net loss per share for the three months ended March 31, 2008 and 2007 were 70,225,209 and 25,857,064, respectively because their effect would be anti-dilutive.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

13.    Warrants.

        A summary of the Company warrant activity for the three months ended March 31, 2008, is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, January 1, 2008	13,234,024	$1.46	2.66
Granted	9,273,982	0.45
Expired/cancelled	(5,740,480)	(0.73)

Outstanding, March 31, 2008	16,767,526	$1.16	2.16

Exercisable, March 31, 2008	16,767,526

        The activity during the three months ended March 31, 2008 resulted from the anti-dilution provisions of the June 2004 private placement which were triggered by the issuance of convertible debentures and warrants on August 2006 and October 2006 and as a result of the conversion price related to these issuances (See Note 7).

14.    Stockholders' Deficiency.

        The following summarizes the transactions in stockholder's deficiency from January 1, 2008 through March 31, 2008:

Balance as of January 1, 2008	$(1,462)
Issuance of common stock under employee stock purchase plan	2
Issuance of common stock upon conversion of convertible debentures	1
Non-cash stock based compensation	125
Net loss for the three months ended March 31, 2008	(1,889)

Balance as of March 31, 2008	$(3,223)

15.    Revenue Recognition.

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

15.    Revenue Recognition. (Continued)

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

        On March 31, 2008, the Company entered into a new agreement with Aequus and Snap!VRS. This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of video phone service to Aequus, (ii) payment to the Company by Aequus of approximately $5,000 in scheduled payments over ten months commencing March 31, 2008, (iii) agreement to arbitrate approximately $1,354 claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1,475 of video phones by Aequus (the "Aequus Transaction"). As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operate a video phone service for its customers. The $1,475 of units purchased per the agreement as of March 31, 2008 are being held by the Company pending shipment to Aequus customers. This revenue will be realized as and when the units are shipped to Aequus customers. The $5,000 of payments in the agreement are related to multiple deliverables to Aequus, that have standalone value with objective and reliable evidence of fair value, and include the following: (i) a specified amount of non recurring engineering ("NRE", with a fair value of $900), (ii) support and transition training to Aequus to operate their own data center ("Training," with an estimated fair value of $298), (iii) continued use of the WorldGate video phone service center during the transition (with an estimated fair value of $178), and (iv) the elimination of previously agreed service fees ("contract termination fee", with a residual fair value of $3,624). These deliverables are all separate units of accounting in accordance with EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables". The Company will recognize revenue for the NRE, the Training, and the use of the service center as the service is provided. The Company's obligation regarding the NRE is to provide $900 of such NRE which may extend beyond a period of twelve months. The Training is expected to be performed over approximately 7 months. Revenue from the use of the video phone service center will be recognized on a straight-line basis over the expected period of use, which is approximately 7 months. Since collectibility is not reasonably assured, the contract termination fee will be recognized as other income on a straight line basis over the ten months that the $5,000 is to be paid. As of March 31, 2008 the Company had received payment of $300 toward the purchase of video phone units and $200 of the $5,000 agreed payments. The March 31, 2008 balance sheet reflects the $500 payments as deferred revenue and income. In the period April 1, 2008 through May 16, 2008 the Company received additional payments of $400 toward the purchase of video phone units and $1,600

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

15.    Revenue Recognition. (Continued)

additional payments as part of $5,000 of agreed payments. The agreement requires Aequus to pay the remaining balance in 8 installments of $400 per month through January 2009.

16.    Risks and uncertainties.

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

17.    Accounting for the Uncertainty in Income Taxes.

        The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—A Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. As part of this assessment the Company completed preliminary analyses under Section 382 of the Internal Revenue Code. Generally section 382 limits the utilization of an entity's net operating loss carryforward upon a change in control. Based on this analysis, it was determined that as of March 31, 2008 it was more likely than not that a change of control pursuant to Section 382 has not occurred. Future issuances of common stock may affect this analysis which might cause limitation in the Company's ability to utilize net operating loss carryforwards.

        The Company has identified its federal tax return and its state tax return in Pennsylvania as "major" tax jurisdictions, as defined. Based on the company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2003 through 2007, the only periods subject to examination. The Company believes that its income tax positions and deductions

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

17.    Accounting for the Uncertainty in Income Taxes. (Continued)

would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

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

18.    Geographical Data.

        Financial Information Relating to Foreign and Domestic Operations and Export Sales from Continuing Operations (Dollars in Thousands) for the three months ended March 31, 2008 and March 31, 2007:

	2008	2007
Three Months Ended March 31:
Net revenues by geographic area:
United States	$114	$301
Foreign	0	9

Total	$114	$310

Net loss (all from United States operations)	$(1,889)	$(4,580)

	March 31, 2008	December 31, 2007
Identifiable assets within the United States	$3,834	$3,243

Identifiable foreign assets (hardware and tooling for manufacturing) in Taiwan, R.O.C.	$144	$171

19.    Registration rights—August 2005 private placement.

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

         Engineering and Development.    Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of our video phone product. Engineering and development costs were $577 for the three months ended March 31, 2008, compared with $1,785 for the three months ended March 31, 2007. This decrease of $1,208, or 68%, for the three months ended March 31, 2008, primarily reflects reduced product development expenditures of $186 and reductions in staff of $998.

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

         Non Cash Change in Fair Value of Derivative Warrants and Conversion Options.    For the three months ended March 31, 2008 the non cash change in fair value of derivative warrants and conversion of options was a gain of $129. For the three months ended and March 31, 2007 the non cash change in fair value of derivative warrants and conversion of options was a gain of $1,374. These fair value adjustments are primarily a result of changes in our common stock price at each reporting period related to our June 2004 private placement of our Series A Convertible Preferred Stock and Warrants and our August 11, 2006 and October 13, 2006 private placements of secured Convertible Debentures and Warrants.

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

Operations and Liquidity.

        The Company has incurred recurring net losses and has an accumulated deficit of $263,464, stockholder's deficiency of $3,223 and a working capital deficit of $3,987 as of March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

        The Company had $7,201 of liabilities and substantially all of its assets are pledged as collateral as of March 31, 2008. These liabilities include $106 of detachable warrants related to the Company's private placement of preferred stock in June 2004 and $1,719 of debt (net of unamortized discount of $4,281) related to the Company's financing in August and October 2006.

        Long term cash requirement obligations are primarily related to the August and October 2006 secured convertible debenture transactions which mature in 2009. The convertible debentures have an interest rate of 6% per annum and can be converted to common stock at the holder's option. The Company has current debt as of March 31, 2008 on the balance sheet reflecting the convertible debentures issued on August 11 and October 13, 2006. The convertible debentures payable, net of unamortized discounts of $4,281 and $4,499, had a balance of $1,719 and $1,502, respectively, as of March 31, 2008 and December 31, 2007 (See Note 8). As of March 31, 2008 and December 31, 2007, accrued interest was $748 and $658, respectively.

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

        We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. As a result of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the material weakness identified at December 31, 2007 still existed as well as a material weakness in accounting for complex transactions as the Company's focus was on getting funding to continue operations and did not pursue remedies to the material weaknesses. Going forward, to address the material weakness related to the application of GAAP the Company is examining options, subject to available resources, to increase staffing, including increasing expert consultants, to ensure increased segregation of duties, enhancing IT security and program change controls and procedures, increasing documentation for period ending reviews, ensuring the proper recording of revenues, properly recording inventory, and properly determining the grant date for stock based awards. There can be no certainty that the resources necessary to accomplish these procedural enhancements will be available or that the reduced staffing level under which we are operating will be adequate to achieve the desired level of controls.

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

WORLDGATE COMMUNICATIONS, INC.
Dated: November 14, 2008	/s/ HAL M. KRISBERGH Hal M. Krisbergh Chairman and Chief Executive Officer (Principal Executive Officer)
Dated: November 14, 2008	/s/ JOEL BOYARSKI Joel Boyarski Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)