Form 10-Q/A
period 2008-06-30
WORLDGATE COMMUNICATIONS INC
filed 2008-11-14
CIK 1030058

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

EXPLANATORY NOTE

        WorldGate Communications, Inc. (the "Company") is filing this Amendment on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008, as filed with the Securities and Exchange Commission (the "SEC") on August 14, 2008 (the "Original Filing"). The purpose of this Amendment is to amend and restate Part I, Item 1and Part I, Item 2, which set forth the adjustments to the warrants issued and the warrant exercise price applicable to the warrants issued as part of the June 2004 private placement and to amend and the fair value of derivative warrants accounting for these warrants. The warrants and warrant exercise price were originally calculated without regard to certain share limitations in dilutive transactions and with this amendment the warrants and warrant exercise price are being restated to reflect this share limitation. Accordingly, changes have been made to the applicable line items associated with detachable warrant liability, accumulated deficit, change in fair value of derivative warrants, net loss and net loss per common share. The amendment and restatement results in a reduction in the number of warrants previously identified in the Original Filing to account for anti-dilution provisions for the June 2004 private placement and an increase in the exercise price of these warrants. Except as described above, no additions or modifications have been made to reflect facts or events occurring subsequent to the date of the Original Filing or any subsequent amendments thereto.

WORLDGATE COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Amounts)

	June 30, 2008	December 31, 2007*
	(Unaudited & Restated)
ASSETS
Current assets:
Cash and cash equivalents	$432	$1,081
Trade accounts receivables, less allowance for doubtful accounts of $0 at June 30, 2008 and December 31, 2007	91	166
Other receivables	577	6
Inventory	706	1,057
Prepaid and other current assets	294	186

Total current assets	2,100	2,496

Property and equipment	2,515	4,627
Accumulated depreciation and amortization	(2,197)	(3,830)

Property and equipment, net	318	797
Deposits and other assets	66	121

Total assets	$2,484	$3,414

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$1,276	$747
Accrued expenses	1,284	2,016
Accrued compensation and benefits	141	74
Detachable warrants	922	236
Warranty reserve	28	49
Deferred revenues and income	1,639	252
Convertible debentures payable (net of unamortized discount of $3,574 at June 30, 2008 and $4,499 at December 31, 2007	1,780	1,502

Total current liabilities	7,070	4,876
Commitments and contingencies
Stockholders' deficiency:
Preferred Stock, $.01 par value, 13,492,450 shares authorized; 0 shares issued at June 30, 2008 and December 31, 2007	0	0
Common Stock, $.01 par value; 200,000,000 shares authorized; 63,064,757 shares issued and outstanding at June 30, 2008 and 56,939,925 shares issued and outstanding at December 31, 2007	631	569
Additional paid-in capital	260,383	259,544
Accumulated deficit	(265,600)	(261,575)

Total stockholders' deficiency	(4,586)	(1,462)

Total liabilities and stockholders' deficiency	$2,484	$3,414

*
Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
	(Restated)		(Restated)
Net revenues:
Product revenues	$812	$192	$831	$391
Service revenues	164	113	259	224
Other revenues	279	0	279	0

Total net revenues	1,255	305	1,369	615
Cost of revenues	837	482	875	831

Gross margins	418	(177)	494	(216)

Engineering and development (excluding depreciation and amortization amounts of $43 and $106 for the three months ended June 30, 2008 and 2007, respectively, and $93 and $211 for the six months ended June 30, 2008 and 2007, respectively).	498	1,676	1,075	3,462
Sales and marketing (excluding depreciation and amortization amounts of $13 and $15 for the three months ended June 30, 2008 and 2007, respectively, and $28 and $30 for the six months ended June 30, 2008 and 2007, respectively).	140	869	359	1,990
General and administrative (excluding depreciation and amortization amounts of $25 and $44 for the three months ended June 30, 2008 and 2007, respectively, and $59 and $93 for the six months ended June 30, 2008 and 2007, respectively).	978	1,439	1,877	2,956
Depreciation and amortization	81	165	180	334

Total expenses from operations	1,697	4,149	3,491	8,742

Loss from operations	(1,279)	(4,326)	(2,997)	(8,958)

Interest and other income	4	45	10	143
Change in fair value of derivative warrants and conversion options	(815)	1,036	(686)	2,411
Income from service fee contract termination	1,056	0	1,056	0
Amortization of debt discount	(707)	(1,185)	(926)	(2,468)
Loss on equipment disposal	(295)	0	(295)	0
Interest and other expense	(99)	(120)	(186)	(256)

Total other income (expense), net	(856)	(224)	(1,027)	(170)

Net loss	(2,135)	(4,550)	(4,024)	(9,128)
Accretion on preferred stock, dividends and deemed dividends	0	(16)	0	(30)

Net loss attributable to common stockholders	$(2,135)	$(4,566)	$(4,024)	$(9,158)

Net loss attributable to common stockholders per common share:
Basic and Fully Diluted	$(0.04)	$(0.10)	$(0.07)	$(0.21)
Weighted average common shares outstanding:
Basic and Fully Diluted	58,740,660	43,712,837	57,844,501	42,889,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in Thousands)

	Six Months ended June 30,
	2008	2007
	(Restated)
Cash flows from operating activities:
Net loss	$(4,024)	$(9,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180	334
Amortization of debt discount	926	2,468
Change in fair value of derivative warrants and conversion options	686	(2,411)
Non-cash stock based compensation	251	685
Bad debt expense	0	25
Write down of inventory	0	293
Loss on equipment disposal	295	0
Changes in operating assets and liabilities:
Trade accounts receivable	75	130
Other receivables	603	5
Inventory	351	(126)
Prepaid and other current assets	(108)	56
Deposits and other assets	55	0
Accounts payable	529	(574)
Accrued expenses and other current liabilities	(732)	(104)
Accrued compensation and benefits	67	287
Warranty reserve	(21)	(13)
Deferred revenue	213	696

Net cash used in operating activities	(654)	(7,377)

Cash flows used in investing activities:
Capital expenditures	0	(54)
Proceeds from the sale of fixed assets	4	0

Net cash provided by (used in) investing activities	4	(54)

Cash flows from financing activities:
Proceeds from issuance of common stock	1	15

Net cash provided by financing activities	1	15

Net decrease in cash and cash equivalents	(649)	(7,416)
Cash and cash equivalents, beginning of period	1,081	10,067

Cash and cash equivalents, end of period	$432	$2,651

Non-cash financing activities:
Conversion of preferred stock to common stock	$0	$167
Conversion of convertible debenture to common stock	648	2,000
Conversion of derivative liability	0	5,384
Accretion on preferred stock	0	26
Common stock issued for accrued dividends	0	6
Common stock and common stock options issued for marketing consulting services	0	300

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

2.    Restatement of Interim Period

        The Company has restated its financial statements as of June 30, 2008 and for the three and six month periods then ended to amend and restate Part I, Item 1 and Part I, Item 2, which set forth the adjustments to the warrants issued and the warrant exercise price as a result of anti-dilution provisions applicable to the warrants issued as part of the June 2004 private placement, and the fair value of derivative warrants accounting for these warrants. The warrants and warrant exercise price were originally calculated without regard to certain share limitations in dilutive transactions and with this amendment the warrants and warrant exercise price are being restated to reflect this share limitation. Accordingly, changes were made to the applicable line items associated with the detachable warrant liability, accumulated deficit, change in fair value of derivative warrants, net loss and net loss per common share. The restatement will result in a reduction in the number of warrants as previously identified in the original Form 10-Q for the second quarter of 2008 to account for the anti-dilution provisions for the June 2004 private placement and an increase in the exercise price of these warrants.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

2.    Restatement of Interim Period (Continued)

        The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	As of June 30, 2008
Consolidated Balance Sheet	As previously reported	As restated
Detachable warrants	$2,043	$922
Total current liabilities	8,191	7,070
Accumulated deficit	(266,721)	(265,600)
Total stockholders' deficiency	(5,707)	(4,586)

	For the three Months ended June 30, 2008
Consolidated Statement of Operations	As previously reported	As restated
Change in fair value of derivative warrants and conversion options	$(1,674)	$(815)
Total other income (expense), net	(1,715)	(856)
Net loss	(2,994)	(2,135)
Net loss applicable to common stockholders	(2,994)	(2,135)
Net loss per common share:
Basic and diluted	(0.05)	(0.04)

	For the six Months ended June 30, 2008
Consolidated Statement of Operations	As previously reported	As restated
Change in fair value of derivative warrants and conversion options	$(1,807)	$(686)
Total other income (expense), net	(2,148)	(1,027)
Net loss	(5,145)	(4,024)
Net loss applicable to common stockholders	(5,145)	(4,024)
Net loss per common share:
Basic and diluted	(0.09)	(0.07)

3.    Liquidity and Going Concern Considerations.

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

        The Company had $7,070 of liabilities and substantially all of its assets are pledged as collateral as of June 30, 2008. These liabilities include $922 of detachable warrants related to the Company's private placement of preferred stock in June 2004 and $1,780 of debt (net of unamortized discount of $3,574) related to the Company's financing in August and October 2006.

        The Company's short term cash requirements and obligations include inventory, accounts payable from continuing operations and operating expenses.

        The Company has incurred recurring net losses and has an accumulated deficit of $265,600, stockholder's deficiency of $4,586 and a working capital deficit of $4,970 as of June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

        Long term cash requirement obligations are primarily related to the August and October 2006 secured convertible debenture transactions which mature in 2009. The convertible debentures have an interest rate of 6% per annum and can be converted to common stock at the holder's option. The Company has current debt as of June 30, 2008 on the balance sheet reflecting the convertible debentures issued on August 11 and October 13, 2006. The convertible debentures payable, net of unamortized discounts of $3,574 and $4,499, had a balance of $1,780 and $1,502, respectively, as of June 30, 2008 and December 31, 2007 (See Note 8). As of June 30, 2008 and December 31, 2007, accrued interest was $835 and $658, respectively.

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

        On March 31, 2008, the Company entered into a new agreement with Aequus and Snap!VRS. This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of video phone service to Aequus, (ii) payment to the Company by Aequus of approximately $5,000 in scheduled payments over ten months commencing March 31, 2008, (iii) agreement to arbitrate an additional approximately $1,364 claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1,475 of video phones by Aequus (the "Aequus Transaction"). As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operate a video phone service for its customers. The $1,475 of units purchased per the agreement as of March 31, 2008 are being held by the Company pending shipment to Aequus customers. For the three months ended June 30, 2008, the Company recognized revenue for units shipped to Aequus customers of $790. As of June 30, 2008 the Company had received payments of $900 toward the purchase of video phone units and $2,200 of the $5,000 agreed payments. The June 30, 2008 balance sheet reflects $1,467 of such payments remaining as deferred revenue and income (See Note 15). In the period July 1, 2008 through August 14, 2008 the Company received additional payments of $400 toward the purchase of video phone units and $800 additional payments as part of the $5,000 agreed payments.

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

        The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources. There can be no assurance that additional financing will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain sufficient funds the Company may suspend operations which could have a material adverse impact on its business prospects. No assurances can be given that additional financing transactions can be consummated. If the Company is unable to obtain sufficient funds the Company may further reduce the size of its organization or suspend operations which would have a material adverse impact on its business prospects. In order to stretch its current working capital, in 2007 the Company significantly cut its operating expenses, including suspension of a portion or all salaries for a time period in the third and fourth quarters of 2007 and the first quarter of 2008 for certain senior management of the Company. The Company continues to monitor and reduce operating expenses in 2008, however, no assurances can be made that these expense reduction efforts will be successful.

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

5.    Inventory.

        The Company's inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined on a First-in, First-out ("FIFO") cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. To motivate trials and sales of its Ojo product, the Company has historically subsidized, and may in the future continue to subsidize, certain of its product sales to customers that result in sales of inventory below cost. In accordance with Accounting Research Bulletin ("ARB") No. 43, the Company reflects such inventory at the lower of cost or market and reduced its inventory by $277 and $293, respectively, for the three and six months ended June 30, 2007 to reflect such valuation. Any significant unanticipated changes in the factors noted above could have an impact on the value of the Company's inventory and its reported operating results. At June 30, 2008 and December 31, 2007 the Company's inventory balance was $706 and $1,057, respectively. As a result of the agreement with Aequus on March 31, 2008, Aequus purchased $1,475 of units which are being held by the Company pending shipment to Aequus customers (See 15). For the three months ended June 30, 2008, the Company recognized revenue for units shipped to Aequus customers of $790. Included in the inventory balance reported on the balance sheet as of June 30, 2008 are the remaining units purchased in a "Bill and Hold" arrangement by Aequus of $685.

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

        Also, as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of its common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of its common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company's common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale. Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted. As of September 30, 2006, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised. All of the additional investment rights had been exercised as of June 30, 2006. Based on anti-dilution provisions contained within this private placement the $2.69 warrants were modified to an exercise price of $0.43 as of June 30, 2008 and the number of outstanding warrants were increased by 3,607,663 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances. Based on anti-dilution provisions contained within this private placement the $3.14 warrants were also modified to an exercise price of $0.46 as of June 30, 2008 and the number of outstanding warrants were increased by 4,236,853 related to the issuance of convertible debentures and

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

7.    Accounting for Preferred Shares and Derivative Shares. (Continued)

warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.

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

        The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. On June 23, 2007, the holder converted the remaining 166 shares of preferred stock into 326,471 shares of common stock. As a result of this conversion, the conversion option liability was reclassified to equity. The remaining warrants are valued using the Black-Scholes valuation model. At June 30, 2008 and 2007, the closing common stock price was $0.19 and $0.50, respectively, applicable volatility rates were 195% and 95% respectively, and the period close risk-free interest rates as of June 30, 2008 and 2007 were 2.35% and 4.85% for the instrument's contractual life of 1.0 and 2.0 for years, respectively, for the warrants (continuously compounded), and represent the key assumptions used in the valuation calculation. The result was a $815 and $686, respectively, non cash charge for the three and six months ended June 30, 2008, and a $1,036 and $2,411, respectively, non cash gain for the three and six months ended June 30, 2007.

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

11.    Related Party Transactions

        The Company has a current multi-year agreement with Mototech, an investor, to provide the Company with engineering and development support. As a result of this agreement, the Company has expensed approximately $3 and $3, respectively for the three and six months ended June 30, 2008, and $67 and $186, respectively, for the three and six months ended June 30, 2007. Accounts payable to this investor amounted to $428 and $733 at June 30, 2008 and December 31, 2007, respectively. This agreement provides for contracted services, including hardware and software development, and the creation and development of tools to facilitate the Company's engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company. Net revenues from operations recognized from Mototech were approximately $0 and $1 for the three and six months ended June 30, 2008 and $4 and $5, respectively, for the three

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

11.    Related Party Transactions (Continued)

and six months ended June 30, 2007. Accounts receivable from this investor were $9 and $8, respectively, as of June 30, 2008 and December 31, 2007.

12.    Net Loss per Share (Basic and Diluted).

        Basic and diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive. Potential common shares comprise shares of common stock issuable upon the exercise of stock options, and warrants, and upon the conversion of convertible debentures. Potential common shares excluded from net loss per share for the three months ended June 30, 2008 and 2007 were 64,674,067 and 29,925,852, respectively because their effect would be anti-dilutive.

13.    Warrants.

        A summary of the Company warrant activity for the six months ended June 30, 2008, is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, January 1, 2008	13,234,024	$1.46	2.66
Granted	9,273,982	0.45
Expired/cancelled	(5,740,480)	(0.73)

Outstanding, June 30, 2008	16,767,526	$1.16	1.91

Exercisable, June 30, 2008	16,767,526

        The activity during the six months ended June 30, 2008 resulted from the anti-dilution provisions of the June 2004 private placement which were triggered by the issuance of convertible debentures and warrants on August 2006 and October 2006 and as a result of the conversion price related to these issuances (See Note 7). There was no activity during the three months ended June 30, 2008.

14.    Stockholders' Deficiency.

        The following summarizes the transactions in stockholder's deficiency from January 1, 2008 through June 30, 2008:

Balance as of January 1, 2008	$(1,462)
Issuance of common stock under employee stock purchase plan	1
Issuance of common stock upon conversion of convertible debentures	648
Non-cash stock based compensation	251
Net loss for the six months ended June 30, 2008	(4,024)

Balance as of June 30, 2008	$(4,586)

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

        The Company also depends on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key components and services critical for the product the Company is developing in its video phone business. The components and raw materials used in the Company's Ojo video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability. A formal relationship with Mototech has been established for the volume manufacture of Ojo. The Company's non exclusive agreement with Mototech allows either party to terminate the agreement with 90 days prior notice. At the present time Mototech is the Company's sole manufacturer of its video phones. If Mototech or other providers of components and/or manufacturing services do not produce these components or provide their services on a timely basis, if the components or services do not meet the Company's specifications and quality control standards, or if the components or services are otherwise flawed, the Company may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage the Company's reputation and could

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

16.    Risks and uncertainties. (Continued)

adversely affect its operating results. As a result, the Company could lose potential customers and any revenues that it may have at that time may decline dramatically.

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

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

18.    Geographical Data.

        Financial Information Relating to Foreign and Domestic Operations and Export Sales from Continuing Operations (Dollars in Thousands) for the three and six months ended June 30, 2008 and June 30, 2007:

	2008	2007
Three Months Ended June 30:
Net revenues by geographic area:
United States	$1,255	$303
Foreign	0	2

Total	$1,255	$305

Net loss (all from United States operations)	$(2,135)	$(4,550)

Six Months Ended June 30:
Net revenues by geographic area:
United States	$1,369	$605
Foreign	0	10

Total	$1,369	$615

Net loss (all from United States operations)	$(4,024)	$(9,128)

	June 30, 2008	December 31, 2007
Identifiable assets within the United States	$2,368	$3,243
Identifiable foreign assets (hardware and tooling for manufacturing) in Taiwan, R.O.C.	$116	$171

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

Three and Six Months Ended June 30, 2008 and June 30, 2007.

  Revenues.

        Net revenues for the three and six months ended June 30, 2008 were $1,255 and $1,369, respectively, and $305 and $615, respectively, for the three and six months ended June 30, 2007, primarily reflecting the product and service revenues from our distribution of the Ojo product. The increase of $950, or 309%, in product and service revenues during the three months ended June 30, 2008, with respect to the comparable period in 2007, and $754, or 123%, in product and service revenues during the six months ended June 30, 2008, with respect to the comparable period in 2007, primarily reflects an increase in revenues of $362 realized from non recurring engineering services, support and transition training and service center usage provided to Aequus under the March 31, 2008 agreement (See Note 15 of the accompanying financial statements), and increased shipments of units to Aequus. During the three and six months ended June 30, 2008, these shipments to Aequus were $790 and $794, respectively. For the same periods in 2007, these shipments were $5 and $5, respectively. Total product revenues were $812 and $831, respectively, for the three and six months ended June 30, 2008 and $192 and $391, respectively, for the three and six months ended June 30, 2007. Totals service revenues were $164 and $259, respectively, for the three and six months ended June 30, 2008 and $113 and $224, respectively, for the three and six months ended June 30, 2007. The increase in service revenues during the three and six months ended June 30, 2008, when compared to the same periods in 2007, were $51, or 45%, and $35, or 16%, respectively, were primarily the result of $82 of service revenues realized from Aequus, noted above, partially offset by the shutting down of our operations from January 30, 2008 through March 11, 2008 as a result of our cash shortfall related in part to a dispute with our largest customer over the payment of significant monies which we believed was owed to us and the customer's refusal to pay such monies. During the three and six months ended June 30, 2008, other revenues were $279 compared to $0 for the same periods in 2007. These revenues were the results of NRE and Training and Support services realized from Aequus noted above. During the three and six months ended June 30, 2008 we shipped 0 and 9 units, respectively, with a sales value of $0 and $2, respectively, to customers with a right of return. Revenue for these units were deferred as of June 30, 2008 in accordance with FAS 48 "Revenue Recognition when a Right of Return Exists." We do expect, however, to begin recording these shipments as revenue as and when these units are sold by our customers. In addition, as part of the agreement reached with Aequus on March 31, 2008 this customer bought Ojo units valued at $1,475. These units purchased are being held by us pending shipment to the ultimate consumer and the revenue for these units is being deferred per the SEC Staff Accounting Bulletin Topic 13 A (3) (a), Bill and Hold Arrangements. This revenue will be recognized as and when the units are shipped to the consumer. For the three months ended June 30, 2008, the Company recognized revenue for units shipped to Aequus of $790.

        Gross margin of $418 and $494, respectively, was reported for the three and six month period ended June 30, 2008 compared to a gross margin loss of $177 and $216, respectively, reported for the three and six months ended June 30, 2007. This improvement in gross margin was primarily the result of the non-recurring engineering (NRE), training and service center usage revenues recognized with Aequus (See Note 15 of the accompanying financial statements), and increased selling prices and lower unit costs of the product shipped during the three and six months ended June 30, 2008 compared to the same period in 2007.

  Costs and Expenses.

Cost of Revenues.    Cost of revenues, consists of product and delivery costs relating to the deliveries of video phones. For the three and six months ended June 30, 2008, the cost of revenues was $837 and $875, respectively. For the three and six months ended June 30, 2007, cost of revenues was $482 and $831, respectively. Increased shipments during the three and six months ended June 30, 2008 over the same periods in 2007 and NRE revenues recognized from Aequus (See Note 15 of the accompanying financial statements) primarily accounted for this increase in the cost of revenues. In addition, included in these costs for the three and six months ended June 30, 2007 were inventory adjustments for the lower of cost or market valuations of $277 and $293, respectively, which offset these increases. There were no inventory adjustments for the lower of cost or market valuations for the three and six months ended June 30, 2008.

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

         Income from Service Fee Contract Termination.    During the three months ended June 30, 2008, we realized $1,056 of other income from the elimination of previously agreed service fees with Aequus as stated in our agreement of March 31, 2008 over a ten month period (See Note 15 of the accompanying financial statements).

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

         Non Cash Change in Fair Value of Derivative Warrants and Conversion Options.    For the three and six months ended June 30, 2008 the non cash change in fair value of derivative warrants and conversion of options was a loss of $815 and $686, respectively. For the three and six months ended and June 30, 2007 the non cash change in fair value of derivative warrants and conversion of options was a gain of $1,036 and $2,411, respectively. These fair value adjustments are primarily a result of changes in our common stock price at each reporting period and anti-dilution provisions that increased the number of outstanding warrants and reduced the warrant exercise price as of June 30, 2008 (See Note 7 of the accompanying financial statements) related to our June 2004 private placement of our Series A Convertible Preferred Stock and Warrants and our August 11, 2006 and October 13, 2006 private placements of secured Convertible Debentures and Warrants. At June 30, 2008, the Company used weekly price observations in determining the volatility rate used in its Black-Scholes calculation to more appropriately follow the Company's thinly traded common stock.

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

        As of June 30, 2008, the Company had cash and cash equivalents of $432. The Company generated cash from operations of $132 during the three months ended June 30, 2008. For the six months ended June 30, 2008, the Company used cash from operations of $654. The cash used in operations for the three and six months ended June 30, 2007, was $2,323 and 7,377, respectively. The increase in cash generated from operations for the three and six months ended June 30, 2008 of $2,455 and $6,723, respectively, when compared to the same periods in 2007, primarily reflects the funds received from the March 31, 2008 agreement (see Note 15 of the accompanying financial statements), and our reduction in staff and overall cost of operations during the three and six months ended June 30, 2008, including the shut down during the period from January 30, 2008 through March 11, 2008.

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

Operations and Liquidity.

        The Company has incurred recurring net losses and has an accumulated deficit of $265,600, stockholder's deficiency of $4,586 and a working capital deficit of $4,970 as of June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

        The Company had $7,070 of liabilities and substantially all of its assets are pledged as collateral as of June 30, 2008. These liabilities include $922 of detachable warrants related to the Company's private placement of preferred stock in June 2004 and $1,780 of debt (net of unamortized discount of $3,574) related to the Company's financing in August and October 2006.

        Long term cash requirement obligations are primarily related to the August and October 2006 secured convertible debenture transactions which mature in 2009. The convertible debentures have an interest rate of 6% per annum and can be converted to common stock at the holder's option. The Company has current debt as of June 30, 2008 on the balance sheet reflecting the convertible debentures issued on August 11 and October 13, 2006. The convertible debentures payable, net of unamortized discounts of $3,574 and $4,499, had a balance of $1,780 and $1,502, respectively, as of June 30, 2008 and December 31, 2007 (See Note 8 of the accompanying financial statements). As of June 30, 2008 and December 31, 2007, accrued interest was $835 and $658, respectively.

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

        On March 31, 2008, the Company entered into a new agreement with Aequus and Snap!VRS (See Note 15 of the accompanying financial statements). This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of video phone service to Aequus, (ii) payment to the Company by Aequus of approximately $5,000 in scheduled payments over ten months commencing March 31, 2008, (iii) agreement to arbitrate an additional approximately $1,364 claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1,475 of video phones by Aequus (the "Aequus Transaction"). As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operate a video phone service for its customers. The $1,475 of units purchased per the agreement as of March 31, 2008 are being held by the Company pending shipment to Aequus customers. During the three months ended June 30, 2008, the Company shipped $790 of units to Aequus customers. As of June 30, 2008 the Company had received payment of $900 toward the purchase of video phone units and $2,200 of the $5,000 agreed payments. The June 30, 2008 balance sheet reflects $1,467 of such payments remaining as deferred revenue and income. In the period July 1, 2008 through August 14, the Company received additional payments of $400 toward the purchase of video phone units and $800 additional payments as part of $5,000 of agreed payments.

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

        We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. As a result of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the material weakness identified at December 31, 2007 still existed as well as material weakness in accounting for complex transactions as the Company's focus was on getting funding to continue operations and did not pursue remedies to the material weaknesses. Going forward, to address the material weakness related to the application of GAAP the Company is examining options, subject to available resources, to increase staffing, including increasing expert consultants, to ensure increased segregation of duties, enhancing IT security and program change controls and procedures, increasing documentation for period ending reviews, ensuring the proper recording of revenues, properly recording inventory, and properly determining the grant date for stock based awards. There can be no certainty that the resources necessary to accomplish these procedural enhancements will be available or that the reduced staffing level under which we are operating will be adequate to achieve the desired level of controls.

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