Form 10-Q
period 2008-09-30
WORLDGATE COMMUNICATIONS INC
filed 2008-11-14
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer", and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of November 3, 2008, there were 94,006,345 shares of common stock, par value $.01 per share, outstanding.

WORLDGATE COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Amounts)

	September 30, 2008	December 31, 2007*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$460	$1,081
Trade accounts receivables, less allowance for doubtful accounts of $0 at September 30, 2008 and December 31, 2007	1,192	166
Other receivables	0	6
Inventory	1,196	1,057
Prepaid and other current assets	226	186

Total current assets	3,074	2,496

Property and equipment	2,506	4,627
Accumulated depreciation and amortization	(2,230)	(3,830)

Property and equipment, net	276	797
Deposits and other assets	66	121

Total assets	$3,416	$3,414

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$1,778	$747
Accrued expenses	1,290	2,016
Accrued compensation and benefits	214	74
Detachable warrants	79	236
Warranty reserve	18	49
Deferred revenues and income	1,850	252
Convertible debentures payable (net of unamortized discount of $2,867 at September 30, 2008 and $4,499 at December 31, 2007	1,724	1,502

Total current liabilities	6,953	4,876

Commitments and contingencies
Stockholders' deficiency:
Preferred Stock, $.01 par value, 13,492,450 shares authorized; 0 shares issued at September 30, 2008 and December 31, 2007	0	0
Common Stock, $.01 par value; 200,000,000 shares authorized; 82,910,937 shares issued and outstanding at September 30, 2008 and 56,939,925 shares issued and outstanding at December 31, 2007	829	569
Additional paid-in capital	261,210	259,544
Accumulated deficit	(265,576)	(261,575)

Total stockholders' deficiency	(3,537)	(1,462)

Total liabilities and stockholders' deficiency	$3,416	$3,414

*
Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Net revenues:
Product revenues	$938	$1,162	$1,769	$1,553
Service revenues	176	195	435	419
Other revenues	133	175	412	175

Total net revenues	1,247	1,532	2,616	2,147
Cost of revenues	811	1,191	1,686	2,023

Gross profit	436	341	930	124

Engineering and development (excluding depreciation and amortization amounts of $28 and $111 for the three months ended September 30, 2008 and 2007, respectively, and $121 and $322 for nine months ended September 30, 2008 and 2007, respectively)	631	926	1,707	4,388
Sales and marketing (excluding depreciation and amortization amounts of $9 and $15 for the three months ended September 30, 2008 and 2007, respectively, and $38 and $45 for the nine months ended September 30, 2008 and 2007, respectively)	73	310	431	2,299
General and administrative (excluding depreciation and amortization amounts of $6 and $38 for the three months ended September 30, 2008 and 2007, respectively, and $65 and $131 for the nine months ended September 30, 2008 and 2007, respectively)	797	1,248	2,674	4,204
Depreciation and amortization	43	164	224	498

Total expenses from operations	1,544	2,648	5,036	11,389

Loss from operations	(1,108)	(2,307)	(4,106)	(11,265)

Interest and other income	6	21	16	164
Gain on trademark assignment	0	500	0	500
Change in fair value of derivative warrants and conversion options	843	131	157	2,541
Income from service fee contract termination	1,064	0	2,121	0
Amortization of debt discount	(706)	(917)	(1,632)	(3,385)
Loss on equipment disposal	0	0	(295)	0
Interest and other expense	(76)	(110)	(262)	(366)

Total other income (expense), net	1,131	(375)	105	(546)

Net income (loss)	23	(2,682)	(4,001)	(11,811)
Accretion on preferred stock, dividends and deemed dividends	0	0	0	(30)

Net income (loss) attributable to common stockholders	$23	$(2,682)	$(4,001)	$(11,841)

Net income (loss) attributable to common stockholders per common share:
Basic	$0.00	$(0.06)	$(0.06)	$(0.27)
Fully Diluted	$0.00	$(0.06)	$(0.06)	$(0.27)
Weighted average common shares outstanding:
Basic	69,445,002	46,428,769	61,739,560	44,082,489
Fully Diluted	69,445,002	46,428,769	61,739,560	44,082,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in Thousands)

	Nine Months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,001)	$(11,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224	498
Amortization of debt discount	1,632	3,385
Change in fair value of derivative warrants and conversion options	(157)	(2,541)
Non-cash stock based compensation	515	877
Bad debt expense	0	6
Write down of inventory	0	293
Loss on equipment disposal	295	0
Changes in operating assets and liabilities:
Trade accounts receivable	(1,026)	(15)
Other receivables	6	12
Inventory	(139)	933
Prepaid and other current assets	(40)	156
Deposits and other assets	55	(329)
Accounts payable	1,031	(632)
Accrued expenses and other current liabilities	(726)	(62)
Accrued compensation and benefits	140	24
Warranty reserve	(31)	3
Deferred revenue	1,598	(172)

Net cash used in operating activities	(624)	(9,375)

Cash flows provided by (used in) investing activities:
Capital expenditures	(2)	(130)
Proceeds from the sale of fixed assets	4	0

Net cash provided by (used in) investing activities	2	(130)

Cash flows from financing activities:
Proceeds from issuance of common stock	1	1,022

Net cash provided by financing activities	1	1,022

Net decrease in cash and cash equivalents	(621)	(8,483)
Cash and cash equivalents, beginning of period	1,081	10,067

Cash and cash equivalents, end of period	$460	$1,584

Non-cash financing activities:
Conversion of preferred stock to common stock	$0	$167
Conversion of convertible debenture to common stock	1,409	2,703
Conversion of derivative liability	0	5,384
Accretion on preferred stock	0	26
Common stock issued for accrued dividends	0	6
Common stock and common stock options issued for marketing consulting services	0	300

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

1.    Basis of Presentation.

        The unaudited condensed consolidated financial statements of WorldGate Communications, Inc. ("WorldGate" or the "Company") for the three and nine months ended September 30, 2008 and 2007 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In addition, the December 31, 2007 condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 and the notes thereto included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these unaudited condensed consolidated financial statements are materially consistent with those described in the audited December 31, 2007 financial statements.

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

2.    Restatement of Interim Periods

        On November 14, 2008 the Company filed Form 10Q/A to restate its financial statements as of March 31 2008 and June 30, 2008 and for the three months ended March 31, 2008 and the three and six months ended June 30, 2008 in order to amend and restate Part I, Item 1 and Part I, Item 2, which set forth the adjustments to the warrants issued and the warrant exercise price as a result of anti-dilution provisions applicable to the warrants issued as part of the June 2004 private placement, and the fair value of derivative warrants accounting for these warrants. The warrants and warrant exercise price were originally calculated without regard to certain share limitations in dilutive transactions and with this amendment the warrants and warrant exercise price are being restated to reflect this share limitation. Accordingly, changes will be made to the applicable line items associated with detachable warrant liability, accumulated deficit, change in fair value of derivative warrants, net loss and net loss per common share. The amendment and restatement will result in a reduction in the number of warrants as previously identified in the original form 10-Q's to account for the anti-dilution provisions for the June 2004 private placement and an increase in the exercise price of these warrants.

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

2.    Restatement of Interim Periods (Continued)

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

2.    Restatement of Interim Periods (Continued)

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

3.    Liquidity and Going Concern Considerations.

        As of September 30, 2008, the Company had cash and cash equivalents of $460. The Company generated cash from operations of $30 during the three months ended September 30, 2008. For the nine months ended September 30, 2008, the Company used cash from operations of $624. The funds the Company received as a result of the agreement signed on March 31, 2008, have permitted the Company to fund the development of its business since March 31, 2008.

        The Company had $6,953 of liabilities and substantially all of its assets are pledged as collateral as of September 30, 2008. These liabilities include $79 of detachable warrants related to the Company's private placement of preferred stock in June 2004 and $1,724 of debt (net of unamortized discount of $2,867) related to the Company's financing in August and October 2006.

        The Company's short term cash requirements and obligations include inventory, accounts payable from continuing operations and operating expenses.

        The Company has incurred recurring net losses and has an accumulated deficit of $265,576, stockholder deficiency of $3,537 and a working capital deficit of $3,879 as of September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

        Long term cash requirement obligations are primarily related to the August and October 2006 secured convertible debenture transactions which mature in 2009 and are reflected as current debt as of September 30, 2008. The convertible debentures have an interest rate of 6% per annum and can be converted to common stock at the holder's option. The convertible debentures payable, net of unamortized discounts of $2,867 and $4,499, had a balance of $1,724 and $1,502, respectively, as of September 30, 2008 and December 31, 2007 (See Note 8). As of September 30, 2008 and December 31, 2007, accrued interest was $911 and $658, respectively.

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

        On March 31, 2008, the Company entered into a new agreement with Aequus and Snap!VRS. This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of video phone service to Aequus, (ii) payment to the Company by Aequus of approximately $5,000 in scheduled payments over ten months commencing March 31, 2008, (iii) agreement to arbitrate an additional approximately $1,354 claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1,475 of video phones by Aequus. As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operate a video phone service for its customers. The $1,475 of units purchased per the agreement as of March 31, 2008 are being held by the Company pending shipment to Aequus customers. For the three and nine months ended September 30, 2008, the Company recognized revenue for units shipped to Aequus customers of $844 and $1,637, respectively. As of September 30, 2008 the Company had received payments of $1,475 toward the purchase of video phone units and $3,400 of the $5,000 agreed payments. The September 30, 2008 balance sheet reflects $1,758 of such payments

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

3.    Liquidity and Going Concern Considerations. (Continued)

remaining as deferred revenue and income (See Note 15). In the period October 1, 2008 through November 3, 2008 the Company received additional payments of $800 as part of the $5,000 agreed payments. The parties have completed the arbitrator selection process and a hearing has been scheduled during the third week in January 2009 for this matter. Aequus has also filed a motion for summary judgment which is scheduled to be heard on December 29, 2008.

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

        The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, asset securitizations, or from other sources. There can be no assurance that additional financing will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain sufficient funds the Company may suspend operations which could have a material adverse impact on its business prospects. No assurances can be given that additional financing transactions can be consummated. If the Company is unable to obtain sufficient funds the Company may further reduce the size of its organization or suspend operations which would have a material adverse impact on its business prospects. In order to stretch its current working capital, in 2007 the Company significantly cut its operating expenses, including suspension of a portion or all salaries for a time period in the third and fourth quarters of 2007 and the first quarter of 2008 for certain senior management of the Company. The Company continues to monitor and reduce operating expenses in 2008, however, no assurances can be made that these expense reduction efforts will be successful.

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

        Effective January 1, 2008, the Company adopted the provisions of SFAS 157, "Fair Value Measurements" for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The Company applied the provisions of FSP FAS 157-2, "Effective Date of FASB Statement 157," which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. The deferred nonfinancial assets and liabilities include items such as property and equipment and goodwill. The Company is required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and is not expected to have a material impact on its condensed consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

4.    Recent Accounting Pronouncements. (Continued)

        Effective January 1, 2008, the Company adopted Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment, of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of the expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. The Company currently uses the "simplified" method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the "simplified" method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The adoption of SAB 110 did not have a material impact upon the Company's consolidated financial statements.

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

5.    Inventory.

        The Company's inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined on a First-in, First-out ("FIFO") cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. To motivate trials and sales of its Ojo product, the Company has historically subsidized, and may in the future continue to subsidize, certain of its product sales to customers that result in sales of inventory below cost. In accordance with Accounting Research Bulletin ("ARB") No. 43, the Company reflects such inventory at the lower of cost or market and reduced its inventory by $0 and $293, respectively, for the three and nine months ended September 30, 2007 to reflect such valuation. Any significant unanticipated changes in the factors noted above could have an impact on the value of the Company's inventory and its reported

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

5.    Inventory. (Continued)

operating results. At September 30, 2008 and December 31, 2007 the Company's inventory balance was $1,196 and $1,057, respectively. As a result of the agreement with Aequus on March 31, 2008, Aequus purchased $1,475 of units which are being held by the Company pending shipment to Aequus customers (See Note 15). For the three and nine months ended September 30, 2008, the Company recognized revenue for units shipped to Aequus customers of $844 and $1,637, respectively. Also, under this agreement of March 31, 2008, and subsequent to the initial purchase of $1,475 of units, Aequus purchased an additional $1,153 of units which are also being held by the Company pending shipment to Aequus customers. For the three and nine months ended September 30, 2008, the Company recognized revenue for such units shipped to Aequus customers of $248. Included in the inventory balance reported on the balance sheet as of September 30, 2008 are the remaining units purchased in a "Bill and Hold" arrangement by Aequus of $996.

6.    Stock Based Compensation.

        The Company accounts for stock based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004), "Share-Based Payment," "SFAS No. 123(R)". SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements, and that such cost be measured at the fair value of the award. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating inflows. As a result, the Company's net loss before taxes for the three and nine months ended September 30, 2008 included approximately $264 and $515, respectively, and included $192 and $877, respectively, for the three and nine months ended September 30, 2007, of stock based compensation. The stock based compensation expense is included in general and administrative expense in the condensed consolidated statements of operations.

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

        A summary of awards under the Company's 2003 Equity Incentive Plan is presented below:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2008	5,907,342	$1.53	$0
Granted	5,356,107	$0.11
Exercised	0	0
Cancelled/forfeited	(5,183,085)	$1.54

Outstanding, September 30, 2008	6,080,364	$0.27	$0

Exercisable, September 30, 2008	3,184,250	$0.39	$0

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

6.    Stock Based Compensation. (Continued)

        As of September 30, 2008, there was $611 of total unrecognized compensation arrangements granted under the Plan. The cost is expected to be recognized through 2012.

        The following table summarizes information about stock options outstanding at September 30, 2008:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted- Average Remaining Contractual Life (Years)
Range of Exercise Prices	Shares		Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00–$0.39	5,363,632	7.02	$0.11	2,565,018	$0.11
$0.40–$0.59	86,500	8.42	0.49	26,500	0.48
$0.60–$0.89	289,492	6.22	0.60	289,492	0.60
$0.90–$1.34	6,500	3.82	1.20	6,500	1.20
$1.35–$2.01	83,665	5.44	1.72	58,665	1. 78
$2.02–$3.02	193,000	4.48	2.39	193,000	2.39
$3.03–$4.53	54,000	6.45	3.60	41,500	3.59
$4.54–$6.80	2,025	2.19	6.34	2,025	6.34
$6.81–$10.20	0	0	0	0	0
$10.20–$15.31	0	0	0	0	0
$15.31–$22.95	1,550.46		16.50	1,550	16.50
$22.96–$34.43	0	0	0	0	0

	6,080,364	6.89	$0.27	3,184,250	$0.39

        On July 29, 2008, the Company's Board of Directors approved a re-pricing of 3,756,132 stock options, which represented all outstanding, pre 2008, stock options for employees of the Company. The new exercise price was established as the closing price of the Company's stock on that date, which was $0.108. All other terms of such stock option will remain the same. In accordance with the provisions of SFAS 123(R), this re-pricing resulted in the Company recording additional compensation expense of $133 on July 29, 2008.

        Performance based shares were granted on October 3 and December 20, 2007 to certain senior executives that vest upon the achievement of certain criteria as follows: 10% of the shares vest upon achieving each of a 10%, 20%, 30% 40% and 50% increase for the Company in total gross revenue in a quarter over its third quarter 2007 total gross revenue shown on its statement of operations as reported in the SEC filings; and 25% of the shares vest upon the Company achieving each of (1) a quarterly operating cash break-even (defined as zero or positive "net cash provided by operations" consistent with or as reported on the "Consolidated Statement of Cash Flows" excluding strategic transactions such as the Aequus transaction (See Note 3) in the financial statements filed with SEC) and (2) a 10% net income as a percent of revenue. These Performance based shares had a fair value of $206 on their dates of grant of October 3 and December 20, 2007. The criteria for these performance based shares were amended to clarify that the criteria is intended to refer to transactions and revenue, operating cash flow and income generated in the ordinary course of the Company's business, and not to extra-ordinary transactions, such as, by way of example and not limitation, the Rights Fee as defined

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

6.    Stock Based Compensation. (Continued)

in the March 31, 2008 agreement with Aequus. As of September 30, 2008, it was determined that is was more likely than not that the performance grants would be not be earned and therefore there was no compensation expense recorded for these grants.

        The following table is the summary of the Company's nonvested restricted shares as of September 30, 2008.

Shares
Nonvested as of January 1, 2008	901,000
Granted	0
Vested	0
Cancelled/forfeited	(68,000)

Nonvested as of September 30, 2008	833,000

7.    Accounting for Preferred Shares and Derivative Shares.

        In June 2004, WorldGate completed a private placement of preferred stock. The preferred stock had a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company's option. The preferred stock had a staged maturity over three years with scheduled payments of one third due after 18 months, one half of the remainder due after 24 months and the balance due after 36 months, and the ability to be redeemed at maturity in cash or, at the Company's option, subject to certain conditions which had the potential to not be solely under the control of the Company, through the issuance of the number of shares of common stock determined by dividing the liquidation preference of the preferred shares by the then average market price over the ten consecutive trading days prior to the date of conversion. If the effectiveness of the registration statement required to be filed by the Company lapsed, the Company ceased to be listed on certain specified exchanges and trading in the Company's stock is suspended or a change in control occurred with respect to the Company, the Company could have been required to settle redemption of the preferred stock with cash instead of its common shares. Furthermore, since the market price of the Company's common stock cannot be predicted, the actual number of shares of the Company's common stock that could have been required if a redemption was made through the issuance of common stock also could not be predicted. The private placement included numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.0% per month for unredeemed preferred shares once registration of the shares lapsed and until the registration again became effective.

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

        Also, as part of the private placement the Company issued five-year warrants to purchase up to 803,190 shares of its common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of its common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company's common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale. Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted. As of September 30, 2006, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised. All of the additional investment rights had been exercised as of June 30, 2006. Based on anti-dilution provisions applicable to these warrants the $2.69 warrants were modified to an exercise price of $0.43 as of September 30, 2008 and the number of outstanding warrants were increased by 3,607,663 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances. Based on anti-dilution provisions applicable to these warrants the $3.14 warrants were also modified to an exercise price of $0.46 as of September 30, 2008 and the number of outstanding warrants were increased by 4,236,853 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.

        Of the 7,550 preferred shares issued under this private placement, all shares have been converted to common stock as of September 30, 2008.

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

        The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. On June 23, 2007, the holder converted the remaining 166 shares of preferred stock into 326,471 shares of common stock. As a result of this conversion, the conversion option liability was reclassified to equity. The remaining warrants are valued using the Black-Scholes valuation model. At September 30, 2008 and 2007, the closing common stock price was $0.03 and $0.39, respectively, applicable volatility rates were 273% and 99% respectively, and the period close risk-free interest rates as of September 30, 2008 and 2007 were 1.55% and 4.06% for the instrument's contractual life of 0.75 and 1.75 for years, respectively, for the warrants (continuously compounded), and represent the key assumptions used in the valuation calculation. The result was a $843 and $157 non cash gain for the three and nine months ended September 30, 2008, respectively, and a $131 and $880, respectively, non cash gain for the three and nine months ended September 30, 2007.

8.    Accounting for Secured Convertible Debentures and Related Warrants.

        On August 11, 2006 and October 13, 2006 the Company completed a private placement with an institutional investor of convertible debentures in the aggregate principal amount of $11,000. These convertible debentures have a maturity of three years, an interest rate of 6% per annum, and are convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted closing prices ("VWAP") of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions). The number of shares available is subject to an overall limit on the number of issuable shares, as further described below. Interest is payable at maturity, and the Company may elect to pay the interest amount in cash or shares of its common stock. There was $911 of accrued interest as of September 30, 2008. Through September 30, 2008 the investor converted $6,409 of the convertible debt into 39,195,986 shares of the Company's common stock. During the period October 1, 2008 through November 6, 2008 the investor converted an additional $134 of the convertible debt into 11,095,408 additional shares of the Company's common stock.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

8.    Accounting for Secured Convertible Debentures and Related Warrants. (Continued)

        There are some restrictions on the holder's right to convert the convertible debentures. The holder cannot make any conversions below $1.75 per share which would exceed $500 in principal amount in any calendar month, or which would result in the issuance of more than 840,000 shares of the Company's common stock per calendar month (provided that this maximum share limit will be waived by the Company unless it elects to pay the holder in cash the difference in value between 840,000 shares and the number of shares the holders wishes to convert, up to the $500 per month conversion limit). If the Company is in default under the convertible debentures, these limitations are waived. The holder is also not restricted in making conversions at $1.75. In no case, however may the holder convert the convertible debentures if it would result in beneficial ownership of more than 9.99% of the Company's outstanding common stock (though this provision can be waived by the holder upon 65 days prior notice). If the Company, at any time while the convertible debentures are outstanding, shall (a) pay a stock dividend or otherwise make a distribution or distributions on shares of its common stock or any other equity or equity equivalent securities payable in shares of common stock, (b) subdivide outstanding shares of common stock into a larger number of shares, (c) combine (including by way of reverse stock split) outstanding shares of common stock into a smaller number of shares, or (d) issue by reclassification of shares of the common stock any shares of capital stock of the Company, then the convertible debenture holder is entitled to have the conversion price adjusted to correspond to common stock holders' rights to any such stock dividend, stock split, stock combination or reclassification of shares. The $1.75 conversion price is also subject to a weighted average dilution adjustment if the Company issues shares (apart from certain excluded issuances) of its capital stock at an effective price per share less than the conversion price, as defined above. The Company received a one-time waiver from its institutional investor of the dilution adjustment related to the issuance of common stock and warrants to Antonio Tomasello, a private investor and father of David Tomasello, a director of the Company. The Company also granted the convertible debenture holders a security interest in substantially all of its assets. Moreover, the Company is required to register the shares of common stock issuable to the investor for resale to the public pursuant to a registration rights agreement, containing customary terms, conditions and indemnities. The private placement includes numerous provisions intended to protect the institutional investor, including a cash payment penalty in which the Company shall pay liquidated damages to the selling security holder in the event that (i) a registration statement is not timely filed, (ii) a registration statement is not timely declared effective by the SEC or (iii) sales cannot be made pursuant to the registration statement. Such liquidated damages shall be equal to 1% of the liquidated value of the outstanding convertible debentures for each thirty day period in which the Company fails to satisfy provisions (i), (ii) or (iii) above. In no event, however, shall liquidated damages exceed 12% of the aggregate purchase price of $11,000, which is $1,320. Pursuant to an Amendment and Waiver, dated November 22, 2006, as amended, between the Company and the selling security holder, the parties eliminated liquidated damages for the Company's failure to satisfy the clauses above in connection with the October 2006 tranche. Accordingly, the Company has recorded no liability in connection with these liquidated damage provisions.

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

        During the three and nine months ended September 30, 2008, $762 and $1,409 respectively, in face value of the convertible debentures were converted, resulting in the issuance of 19,846,180 and 25,962,761 shares of common stock, respectively. The Company waived the 840,000 monthly shares limitation with respect to these conversions. During the three and nine months ended September 30, 2007, $703 and $2,703, respectively, in the face value of convertible debentures were converted, resulting in the issuance of 1,964,954 and 4,885,160, respectively, shares of common stock. As a result of the amortization and conversion, $706 and $1,632, respectively, of the discount on the convertible debenture has been charged to discount amortization for the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2007, $702 and $2,701, respectively, of the discount on the convertible debenture has been charged to discount amortization and approximately $0 and $1,048, respectively, of the conversion option on the convertible debt was reclassified to additional paid in capital.

        At September 30, 2008, the balances of the convertible debentures and the offsetting related discount were $4,591 and $2,867, respectively.

9.    Warranty Reserve.

        The Company provides a warranty covering defects arising from the sales of its video phone product. This warranty is limited to a specific time period. As of September 30, 2008 and December 31, 2007, the Company had a reserve of $18 and $49, respectively that is based on expected and historical loss rate as a percentage of product sales. Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. While the Company believes its estimate at September 30, 2008 is reasonable and adequate, it is subject to change based on its future sales and experience, which may require an increase or decrease in its reserve.

10.    Commitments and Contingencies.

Leases

        The Company's current five year lease was signed on September 1, 2005 and covers 42,500 square feet at an annual rate of $11.40 per square foot with a 3% increase annually, cancelable by either party with eight months notice, with a termination by tenant also including six months termination fee. In March 2008 the parties agreed in principle to a new lease (and the cancellation of the current lease with no termination cost) for a smaller space within the current facility consisting of approximately 17,000 square feet at an annual fee of $7 per square foot and the Company relocated into this smaller space in April 2008. This new lease is expected to be cancelable by either party upon 90 days notice with no termination costs. Total rent expense for the three and nine months ended September 30, 2008 amounted to approximately $43 and $207, respectively. Total rent for the three and nine months ended September 30, 2007 amounted to approximately $164 and $486, respectively. During the three months ended June 30, 2008, certain equipment, furniture and fixtures were sold and disposed of during the

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

10.    Commitments and Contingencies. (Continued)

Company's move to smaller facilities. The net loss realized on the sale this equipment, furniture and fixtures during the three and nine months ended September 30, 2008 was $0 and $295, respectively.

        In November 2003, the Company entered into a 60 month lease for office equipment. In December 2007, the Company entered into a 60 month lease for office equipment. As of September 30, 2008 there remains a total of $48 to be paid over the remaining period of this lease.

        The future minimum contractual rental commitments under non-cancelable leases (including the lease expected to be cancelled in the third quarter 2008) for each of the fiscal years ending December 31 are as follows:

2008 (October 1 to December 31, 2008)	$136
2009	546
2010	375
2011	11
2012	11

Total	$1,079

11.    Related Party Transactions

        The Company has a current multi-year agreement with Mototech, an investor, to provide the Company with engineering and development support. As a result of this agreement, the Company has expensed approximately $0 and $3, respectively for the three and nine months ended September 30, 2008, and $8 and $194, respectively, for the three and nine months ended September 30, 2007. Accounts payable to this investor amounted to $1,077 and $733 at September 30, 2008 and December 31, 2007, respectively. Purchases of manufactured video phones from this investor primarily accounted for the higher accounts payable balances. For the three and nine months ended September 30, 2008, video phone purchases from this investor were $1,249 and $1,578, respectively. For the three and nine months ended September 30, 2007, video phone purchases from this investor were $802 and $1,417, respectively. This agreement provides for contracted services, including hardware and software development, and the creation and development of tools to facilitate the Company's engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company. Net revenues from operations recognized from Mototech were approximately $0 and $1 for the three and nine months ended September 30, 2008 and $0 and $5, respectively, for the three and nine months ended September 30, 2007. Accounts receivable from this investor were $9 and $8, respectively, as of September 30, 2008 and December 31, 2007.

12.    Net Loss per Share (Basic and Diluted).

        The Company displays earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

12.    Net Loss per Share (Basic and Diluted). (Continued)

EPS includes under the "if converted method" of SFAS No. 128 that the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances are not included in the computation when they are not in the money and their effect would be anti-dilutive. The following table presents the shares used in the computation of fully diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Net income (loss) per share—Basic and Diluted:
Net income (loss)	$23	$(2,682)	$(4,001)	$(11,841)
Basic weighted average common shares outstanding	69,445,002	46,428,769	61,739,560	44,082,489
EPS—Basic and diluted	$0.00	(0.06)	(0.06)	(0.27)

        Potential common shares comprise shares of common stock issuable upon the exercise of stock options, and warrants, and upon the conversion of convertible debentures. Potential common shares excluded from net loss per share for the three months ended September 30, 2008 and 2007 were 44,651,904 and 35,684,849, respectively because their effect would be anti-dilutive.

13.    Warrants.

        A summary of the Company warrant activity for the nine months ended September 30, 2008, is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, January 1, 2008	13,234,024	$1.46	2.66
Granted	9,273,982	0.45
Expired/cancelled	(5,740,480)	(0.73)

Outstanding, September 30, 2008	16,767,526	$1.16	1.66

Exercisable, September 30, 2008	16,767,526

        The activity during the nine months ended September 30, 2008 resulted from the anti-dilution provisions applicable to securities issued in the June 2004 private placement which were triggered by the issuance of convertible debentures and warrants on August 2006 and October 2006 and as a result of the conversion price related to these issuances (See Note 7).

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

14.    Stockholders' Deficiency.

        The following summarizes the transactions in stockholder deficiency from January 1, 2008 through September 30, 2008:

Balance as of January 1, 2008	$(1,462)
Issuance of common stock under employee stock purchase plan	2
Issuance of common stock upon conversion of convertible debentures	1,409
Non-cash stock based compensation	515
Net loss for the nine months ended September 30, 2008	(4,001)

Balance as of September 30, 2008	$(3,537)

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

        During the three and nine months ended September 30, 2008, the Company shipped approximately 0 and 9 units, respectively, with a sales value of $0 and $2, respectively, to customers with a right of return. These customers may exercise their right of return only if they do not sell the units to their respective customers. Revenue and cost for these units were deferred in accordance with SFAS 48 "Revenue Recognition when a Right of Return Exists."

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

additional $1,475 of video phones by Aequus. As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operate a video phone service for its customers. The $1,475 of units purchased per the agreement as of March 31, 2008 are being held by the Company pending shipment to Aequus customers. These units purchased are being held by the Company pending shipment to the ultimate consumer and the revenue for these units is being deferred per the SEC Staff Accounting Bulletin Topic 13 A (3) (a), Bill and Hold Arrangements. This revenue will be recognized as and when the units are shipped to the consumer. For the three and nine months ended September 30, 2008, the Company recognized revenue for units shipped to Aequus customers of $844 and $1,637, respectively. The $5,000 of payments in the agreement are related to multiple deliverables to Aequus that have standalone value with objective and reliable evidence of fair value, and include the following: (i) a specified amount of non recurring engineering ("NRE", with a fair value of $900), (ii) support and transition training to Aequus to operate its own data center ("Training," with an estimated fair value of $298), (iii) continued use of the WorldGate video phone service center during the transition (with an estimated fair value of $178), and (iv) the elimination of previously agreed service fees ("contract termination fee", with a residual fair value of $3,624). These deliverables are all separate units of accounting in accordance with EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables". The Company will recognize revenue for the NRE and Training and support as the service is provided. For the three and nine months ended September 30, 2008, revenue of $19 and $108, respectively, was recognized for NRE, and $114 and $304, respectively, was recognized for training and support. The Company's obligation regarding the NRE is to provide $900 of such NRE which may extend beyond a period of twelve months. The Training is expected to be performed over approximately 7 months. Revenue from the use of the video phone service center will be recognized on a straight-line basis over the expected period of use, which is approximately 7 months. Since collectibility is not reasonably assured, the contract termination fee will be recognized as other income on a straight line basis over the ten months that the $5,000 is to be paid. For the three and nine months ended September 30, 2008, other income was recorded for the contract termination fee of $1,064 and $2,121, respectively. As of September 30, 2008 the Company had received payment of $1,475 toward the purchase of video phone units and $3,400 of the $5,000 agreed payments. The September 30, 2008 balance sheet reflects $1,850 of such payments remaining as deferred revenue and income. In the period October 1, 2008 through November 3, 2008 the Company received additional payments of $800 as part of $5,000 of agreed payments. The agreement requires Aequus to pay the remaining balance in 2 installments of $400 per month through January 2009. The parties have completed the arbitrator selection process and a hearing has been scheduled during the third week in January 2009 for this matter. Aequus has also filed a motion for summary judgment which is scheduled to be heard on December 29, 2008.

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

17.    Accounting for the Uncertainty in Income Taxes.

        The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—A Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. As part of this assessment the Company completed preliminary analyses under Section 382 of the Internal Revenue Code. Generally section 382 limits the utilization of an entity's net operating loss carryforward upon a change in control. Based on this analysis, it was determined that as of September 30, 2008 it was more likely than not that a change of control pursuant to Section 382 has not occurred. Future issuances of common stock may affect this analysis which might cause limitation in the Company's ability to utilize net operating loss carryforwards.

        The Company has identified its federal tax return and its state tax return in Pennsylvania as "major" tax jurisdictions, as defined in FIN 48. Based on the company's evaluation, it concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2004 through 2007, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

        The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the nine months ended September 30, 2008 and 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any

WORLDGATE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

17.    Accounting for the Uncertainty in Income Taxes. (Continued)

issues under review that could result in significant payments, accruals or material deviations from its position.

18.    Geographical Data.

        Financial Information Relating to Foreign and Domestic Operations and Export Sales from Continuing Operations (Dollars in Thousands) for the three and nine months ended September 30, 2008 and September 30, 2007:

	2008	2007
Three Months Ended September 30:
Net revenues by geographic area:
United States	$1,193	$1,259
Foreign	54	273

Total	$1,247	$1,532

Net income (loss) (all from United States operations)	$23	$(2,682)

Nine Months Ended September 30:
Net revenues by geographic area:
United States	$2,562	$1,864
Foreign	54	283

Total	$2,616	$2,147

Net loss (all from United States operations)	$(4,001)	$(11,811)

	September 30, 2008	December 31, 2007
Identifiable assets within the United States	$3,317	$3,243
Identifiable foreign assets (hardware and tooling for manufacturing) in Taiwan, R.O.C.	$99	$171

19.    Registration rights—August 2005 private placement.

        In August 2005, the Company sold stock and warrants totaling $17,500 which were subject to a registration rights agreement. The Company accounts for the registration rights agreement in accordance with FSP EITF 00-19-2. This private placement includes numerous provisions intended to protect these institutional investors including a cash payment penalty of 1.5% per month for the period above 120 days from the effective date of the agreement that the shares in the transaction fail to be registered or if the registration statement ceases to be effective for more than twenty days. The registration statement covering the shares under this private placement was not declared effective until June 1, 2006. Until such time as the shares were registered the Company was subject to the penalty provision under this private placement. The related unpaid penalty accrued as of September 30, 2008 and December 31, 2007 was $157.

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

        On May 9, 2006 the Company entered into a multiyear agreement with Aequus to purchase Ojo video phones through its wholly-owned subsidiary Snap Telecommunications Inc. ("Snap!VRS"), a provider of VRS and VRI services for the deaf and hard of hearing. On June 20, 2007 the Company announced it had expanded its relationship with Aequus and Snap!VRS modifying their earlier agreement to allow for the parties to work collaboratively to identify the most desired Ojo features and capabilities that will provide the best video phone experience for the VRS user community and that would enable Ojo to be the preferred VRS video phone. As part of the modified agreement the Company agreed to provide development and engineering resources to accomplish these features and capabilities and in addition, as a result of Snap!VRS's utilization of the Ojo network, Snap!VRS also placed a purchase order for 10,000 Ojos to begin to fill the current Snap!VRS order backlog. In the later part of the third quarter of 2007 product shipments were commenced to Snap!VRS' VRS customers.

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

        On March 31, 2008, the Company entered into a new agreement with Aequus and Snap!VRS. This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of service to Aequus, (ii) payment to the Company by Aequus of approximately $5,000 in scheduled payments over the next ten months, (iii) agreement to arbitrate an additional approximately $1,354 claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1,500 of video phones by Aequus. As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operate a video phone service for its customers. In anticipation of completing the contract with Aequus the Company resumed operations on March 11, 2008. The parties have completed the arbitrator selection process and a hearing has been scheduled during the third week in January 2009 for this matter. Aequus has also filed a motion for summary judgment which is scheduled to be heard on December 29, 2008.

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

Three and Nine Months Ended September 30, 2008 and September 30, 2007.

  Revenues.

        Net revenues for the three and nine months ended September 30, 2008 were $1,247and $2,616, respectively, and $1,532 and $2,147, respectively, for the three and nine months ended September 30, 2007, primarily reflecting the product service and other revenues from our distribution of the Ojo product. The decrease of $285, or 19%, in these revenues during the three months ended September 30, 2008, with respect to the comparable period in 2007 primarily reflects that the three months ended September 30, 2007 represented an initial launch period for shipments of Ojo phones to Aequus customers. The increase of $469, or 22%, in product service and other revenues during the nine months ended September 30, 2008, with respect to the comparable period in 2007, primarily reflects an increase in revenues of $340 realized from non recurring engineering services, support and transition training and service center usage provided to Aequus under the March 31, 2008 agreement

(See Note 15 of the accompanying financial statements), and $847 of increased shipments of units to Aequus, offset by decreases in product shipments of $631 to other customers and decreases in service fee revenues from other customers of $87. During the three and nine months ended September 30, 2008, these shipments to Aequus were $844 and $1,637, respectively. For the same periods in 2007, these shipments were $785 and $790, respectively. Total product revenues were $938 and $1,769, respectively, for the three and nine months ended September 30, 2008 and $1,162 and $1,553, respectively, for the three and nine months ended September 30, 2007. Totals service revenues were $176 and $435, respectively, for the three and nine months ended September 30, 2008 and $195 and $419, respectively, for the three and nine months ended September 30, 2007. The decrease in service revenues during the three months ended September 30, 2008, when compared to the same period in 2007, was $19, or 11%,. For the nine months ended September 30, 2008, service revenues increased by $16, or 4%. The increase of service revenues over the nine months ended September 30, 2008, was primarily the result of an increase in service revenues from Aequus of $103, partially offset by decreased traditional Ojo phone service revenues of $87 during the nine months ended September 30, 2008 resulting from the shutting down of our operations from January 30, 2008 through March 11, 2008 as a result of our cash shortfall related in part to a dispute with our largest customer over the payment of significant monies which we believed was owed to us and the customer's refusal to pay such monies. During the three and nine months ended September 30, 2008, other revenues were $133 and $412, respectively, compared to $175 for each of the same periods in 2007. These revenues were the results of NRE and Training and Support services realized from Aequus noted above. During the three and nine months ended September 30, 2008 we shipped 0 and 9 units, respectively, with a sales value of $0 and $2, respectively, to customers with a right of return. Revenue for these units were deferred as of September 30, 2008 in accordance with FAS 48 "Revenue Recognition when a Right of Return Exists." We do expect, however, to begin recording these shipments as revenue as and when these units are sold by our customers. In addition, as part of the agreement reached with Aequus on March 31, 2008 this customer bought Ojo units valued at $1,475. These units purchased are being held by us pending shipment to the ultimate consumer and the revenue for these units is being deferred per the SEC Staff Accounting Bulletin Topic 13 A (3) (a), Bill and Hold Arrangements. This revenue will be recognized as and when the units are shipped to the consumer. For the three and nine months ended September 30, 2008, the Company recognized revenue for units shipped to Aequus of $594 and $1,374, respectively.

        Gross profit of $436 and $930, respectively, was reported for the three and nine month period ended September 30, 2008 compared to a gross profit of $341 and $124, respectively, reported for the three and nine months ended September 30, 2007. This improvement in gross profit was primarily the result of the increase in revenue from the non-recurring engineering (NRE), training and service center usage revenues recognized from our agreement with Aequus (See Note 15 of the accompanying financial statements), and increased selling prices and lower unit costs of the product shipped during the three and nine months ended September 30, 2008 compared to the same period in 2007.

  Costs and Expenses.

Cost of Revenues.    Cost of revenues consists of product and delivery costs relating to the deliveries of video phones. For the three and nine months ended September 30, 2008, the cost of revenues was $811 and $1,686, respectively. For the three and nine months ended September 30, 2007, cost of revenues was $1,191 and $2,023, respectively. Primarily, accounting for this decrease in cost of revenues of $380, or 31%, and $337, or 17%, for the three and nine months ended September 30, 2008,respectively, compared to the same periods in 2007,were reduced product shipments of which reduced the respective cost of revenues by $475, offset by costs incurred of $95 relating to engineering service revenues in the three months ended September 30, 2008 compared to the same period in 2007, and included in costs of revenues for the nine months ended September 30, 2007 were inventory adjustments for the lower of cost or market valuations of $293 There were no inventory adjustments for the lower of cost or market valuations for the three and nine months ended September 30, 2008.

         Engineering and Development.    Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of our video phone product. Engineering and development costs were $631 and $1,707, respectively, for the three and nine months ended September 30, 2008, compared with $926 and $4,388, respectively, for the three and nine months ended September 30, 2007. This decrease of $295, or 32%, for the three months and $2,681, or 61%, for the nine months ended September 30, 2008, primarily reflects reduced product development expenditures of $94 and $452, respectively, and reductions in staff of $556 and $2,600, respectively. Development costs with Aequus of $346 were deferred during the three and nine months ended September 30, 2007 offsetting reductions development expenditures and staffing when compared to the same periods in 2008.

         Sales and Marketing.    Sales and marketing expenses consist primarily of compensation (which includes compensation to manufacturer's representatives and distributors), attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs (which include expenditures for co-op advertising and new market development) related to the continued introduction of our video phone product. Sales and marketing costs were $73 and $431, respectively, for the three and nine months ended September 30, 2008, compared with $310 and $2,299, respectively, for the three and nine months ended September 30, 2007. This decrease of $237, or 76%, and $1,868, or 81%, respectively, for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, is primarily the result of reduced marketing, customer service and promotional expenditures of $119 and $1,066, respectively, and reduced staffing costs of $84 and $425, respectively, required as a result of reduced available cash.

         General and Administrative.    General and administrative expenses consist primarily of expenditures for administration, office and facility operations, as well as finance and general management activities, including legal, accounting and professional fees. General and administrative expenses were $797 and $2,674, respectively, for the three and nine months ended September 30, 2008, compared with $1,248 and $4,204, respectively, for the three and nine months ended September 30, 2007. This decrease of $451, or 36%, for the three months and $1,530, or 36%, for the nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, is primarily attributable to reduced rent and staffing expenses including suspension of a portion or all salaries for a time period in the first quarter of 2008 for certain senior management of the Company.

         Interest and Other Income and Interest Expense.    Interest and other income consisted of interest earned on cash and cash equivalents. Interest and other income decreased to $6 and $16, respectively, for the three and nine months ended September 30, 2008 compared to $21 and $164 for the three and nine months ended September 30, 2007 primarily due to reduced interest earned on lower cash balances. During the three and nine months ended September 30, 2008, the Company earned interest on its average cash balances which approximated $557 and $573, respectively, compared to $1,814 and $4,460, respectively, for the three and nine months ended September 30, 2007. Interest expense was $76 and $262, respectively, for the three and nine months ended September 30, 2008 and $110 and $366, respectively, for the three and nine months ended September 30, 2007, primarily consisting of accrued interest on the convertible debentures issued on August 11, 2006 and October 13 2006.

         Income from Service Fee Contract Termination.    During the three and nine months ended September 30, 2008, we realized $1,064 and $2,121, respectively, of other income from the elimination of previously agreed service fees with Aequus as stated in our agreement on March 31, 2008, which the Company realized over a ten month period (See Note 15 of the accompanying financial statements).

         Loss on Equipment Disposal.    During the nine months ended September 30, 2008, certain equipment, furniture and fixtures were sold and disposed of during the Company's move to smaller facilities. The net loss realized during the three and nine months ended September 30, 2008 was $0 and $295, respectively. There was no loss or gain realized during the three and nine months ended September 30, 2007.

         Income Taxes.    We have incurred net operating losses since inception and accordingly had no current income tax provision and have not recorded any income tax benefit for those losses, since realization of such benefit is currently uncertain.

         Non Cash Change in Fair Value of Derivative Warrants and Conversion Options.    For the three and nine months ended September 30, 2008 the non cash change in fair value of derivative warrants and conversion of options was a gain of $843 and $157, respectively. For the three and nine months ended and September 30, 2007 the non cash change in fair value of derivative warrants and conversion of options was a gain of $131 and $2,541, respectively. These fair value adjustments are primarily a result of changes in our common stock price at each reporting period and anti-dilution provisions that increased the number of outstanding warrants and reduced the warrant exercise price as of September 30, 2008 (See Note 7 of the accompanying financial statements) related to our June 2004 private placement of our Series A Convertible Preferred Stock and Warrants and our August 11, 2006 and October 13, 2006 private placements of secured Convertible Debentures and Warrants.

         Amortization of Debt Discount.    For the three and nine months ended September 30, 2008 the amortization of the debt discount was $706 and $1,632, respectively, and $917 and $3,385, respectively, for the three and nine months ended September 30, 2007, relating to the August 11, 2006 and October 13, 2006 private placements of secured Convertible Debentures. During the three and nine months ended September 30, 2008, the amortization of debt discount reflected $356 and $706, respectively, of accelerated amortization upon conversion of the debentures and $350 and $925, respectively, of normal discount amortization. For the three and nine months ended September 30, 2007, the amortization of debt discount reflected $702 and $2,703, respectively, of accelerated amortization upon conversion of the debentures and $215 and $684, respectively, of normal discount amortization. This discount, at the time of completion of this private placement on August 11, 2006, was initially recorded for $4,446, and the discount for the October 13, 2006 convertible debenture issuance was initially recorded as $3,979. These discounts will be amortized using the effective interest rate method over the three year term of the convertible debentures.

Liquidity and Capital Resources.

        As of September 30, 2008, our primary source of liquidity consisted of proceeds from the sale of stock and convertible debentures and from the sale of Ojo video phones. Cash and cash equivalents are highly liquid, are of high quality investment grade and have original maturities of less than three months.

        As of September 30, 2008, the Company had cash and cash equivalents of $460. The Company generated cash from operations of $30 during the three months ended September 30, 2008. For the nine months ended September 30, 2008, the Company used cash from operations of $624. The cash used in operations for the three and nine months ended September 30, 2007, was $1,998 and $9,375, respectively. The increase in cash generated from operations for the three and nine months ended September 30, 2008 of $2,028 and $8,751, respectively, when compared to the same periods in 2007, primarily reflects the funds received from the March 31, 2008 agreement (see Note 15 of the accompanying financial statements), and our reduction in staff and overall cost of operations during the three and nine months ended September 30, 2008, including the shut down during the period from January 30, 2008 through March 11, 2008.

        The Company's short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations and operating expenses.

        Cash provided by investing activities was primarily a result of the sale of equipment for product development and manufacture as well as general administrative and project management purposes. For the three months ended September 30, 2008, cash used was $2 and for the nine month period ending September 30, 2008, the cash provided was $4. For the three and nine months ended September 30, 2007, cash used for investing activities was primarily a result of investments in equipment for product development and manufacture as well as general administrative and project management purposes were $76 and $130, respectively.

        Cash provided by financing activities during the three and nine months ended September 30, 2008 were $0 and $1, respectively, and $1,007 and $1,022, respectively for the three and nine months ended September 30, 2007. During the three months ended September 30, 2007, the Company received a $1,000 investment from a related party.

Operations and Liquidity.

        The Company has incurred recurring net losses and has an accumulated deficit of $265,576, stockholder's deficiency of $3,537 and a working capital deficit of $3,879 as of September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

        The Company had $6,953 of liabilities and substantially all of its assets are pledged as collateral as of September 30, 2008. These liabilities include $79 of detachable warrants related to the Company's private placement of preferred stock in June 2004 and $1,724 of debt (net of unamortized discount of $2,867) related to the Company's financing in August and October 2006.

        Long term cash requirement obligations are primarily related to the August and October 2006 secured convertible debenture transactions which mature in 2009. The convertible debentures have an interest rate of 6% per annum and can be converted to common stock at the holder's option. The Company has current debt as of September 30, 2008 on the balance sheet reflecting the convertible debentures issued on August 11 and October 13, 2006. The convertible debentures payable, net of unamortized discounts of $2,874 and $4,499, had a balance of $1,724 and $1,502, respectively, as of September 30, 2008 and December 31, 2007 (See Note 8 of the accompanying financial statements). As of September 30, 2008 and December 31, 2007, accrued interest was $911 and $658, respectively.

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

        The Company's ability to generate cash is dependent upon the sale of its Ojo product and on obtaining cash through capital markets. The Company began generating revenue from the commercial shipment of its Ojo product in April 2005 and the Company expects revenues to increase as the product continues to roll out to the marketplace. Depending on the ramp up of sales and the achievable margins, the increased level of sales activity is expected to have a positive impact on the Company's cash flows from operations, which will support its ability to meet its cash requirements in the long term. Given that the Company's video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of the Company's sales efforts could also have an adverse ability to raise additional financing.

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

        On March 31, 2008, the Company entered into a new agreement with Aequus and Snap!VRS (See Note 15 of the accompanying financial statements). This new agreement, inter alia, provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of video phone service to Aequus, (ii) payment to the Company by Aequus of approximately $5,000 in scheduled payments over ten months commencing March 31, 2008, (iii) agreement to arbitrate an additional approximately $1,354 claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1,475 of video phones by Aequus. As a result of this new agreement Aequus is planning to build a new data center, with support and training provided by the Company, and upon completion, directly operate a video phone service for its customers. The $1,475 of units purchased per the agreement as of March 31, 2008 are being held by the Company pending shipment to Aequus customers. During the three and nine months ended September 30, 2008, the Company shipped $844 and $1,637, respectively, of units to Aequus customers. As of September 30, 2008 the Company had received payment of $1,475 toward the purchase of video phone units and $3,400 of the $5,000 agreed payments. The September 30, 2008 balance sheet reflects $1,850 of such payments remaining as deferred revenue and income. In the period October 1, 2008 through November 3, the Company received additional payments of $800 as part of $5,000 of agreed payments.

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

        We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. As a result of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the material weakness identified at December 31, 2007 still existed as the Company's focus was on getting funding to continue operations and, did not pursue remedies to the material weaknesses, as well as a material weakness in accounting for complex transactions. Going forward, to address the material weakness related to the application of GAAP, the Company is examining options, subject to available resources, to increase staffing, including increasing expert consultants, to ensure segregation of duties, enhancing IT security and program change controls and procedures, increasing documentation for period ending reviews, ensuring the proper recording of revenues, properly recording inventory, and properly determining the grant date for stock based awards. There can be no certainty that the resources necessary to accomplish these procedural enhancements will be available or that the reduced staffing level under which we are operating will be adequate to achieve the desired level of controls.

        There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is also still in the process of implementing a financial system that it believes will improve the internal control over financial reporting and will eliminate any identified deficiencies.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        Although from time to time we may be involved in litigation as a routine matter in conducting our business, we are not currently involved in any litigation which we believe is material to our operations or balance sheet. During the first fiscal quarter 2008 we were involved in a dispute with Aequus Technologies, our largest customer which was settled as part of the March 31, 2008 agreement with this customer. As part of this settlement certain non-recurring engineering, or NRE, in the amount of approximately $1,354, remains the subject of an agreed upon arbitration between the parties. The parties have completed the arbitrator selection process and a hearing has been scheduled during the third week in January 2009 for this matter. Aequus has also filed a motion for summary judgment which is scheduled to be heard on December 29, 2008.

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

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated Bylaws (1)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 18, 2004 (2)
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 23, 2004 (2)
4.1	Securities Purchase Agreement, dated as of August 11, 2006, by and among the Company and Cornell Capital Partners, LP (3)
4.2	Investor Registration Rights Agreement, dated August 11, 2006, by and among the Company and Cornell Capital Partners, LP (3)
4.3	Amended and Restated Secured Convertible Debenture issued by the Company to Cornell Capital Partners, LP pursuant to the Securities Purchase Agreement, dated May 18, 2007 (4)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**

*
Filed herewith

**
Furnished herewith

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