Form 10-K
period 2008-12-31
WORLDGATE COMMUNICATIONS INC
filed 2009-03-26
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☐   No  ☒

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $11 million as of June 30, 2008, based on the closing sale price of $0.19 per share of common stock, as reported on the OTC Bulletin Board.

The number of shares of the registrant’s common stock outstanding as of March 16, 2009 was 118,906,345

DOCUMENTS INCORPORATED BY REFERENCE
None

WORLDGATE COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2008

TABLE OF CONTENTS

WORLDGATE COMMUNICATIONS, INC.

This report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those anticipated in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those set forth in “Item 1A.  Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations– Forward-Looking and Cautionary Statements” as well as those discussed elsewhere in this report.

PART I

Item 1. Business

WorldGate Communications, Inc. was incorporated in Delaware in 1996 to succeed to the business of our predecessor, WorldGate Communications, L.L.C., which commenced operations in March 1995.  In April 1999, we completed our initial public offering of 5,750,000 shares of our common stock. Our common stock is quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “WGAT.OB.”  Our executive offices are located at 3190 Tremont Avenue, Trevose, Pennsylvania 19053.

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

On May 9, 2006 we entered into a multi-year agreement with Aequus Technologies Corp.  (“Aequus”), for Aequus to purchase Ojo video phones through its wholly owned subsidiary Snap Telecommunications Inc., (Snap!VRS) , a provider of Video Relay Services (VRS) and Video Remote Interpreting (VRI) services for the deaf and hard of hearing.  VRS is a form of Telecommunications Relay Service (TRS) that enables persons with hearing disabilities who use American Sign Language (ASL) to communicate with voice telephone users through video equipment, rather than through typed text.  VRI is the use of an interpreter located at a remote location, which is accessible through a video connection, and provides interpreting services to two (or more) people who are together and require an interpreter. Our Ojo video phone provides this video equipment link for the hard-of-hearing VRS or VRI user with a TRS operator (called a Communications Assistant, or CA) so that the VRS or VRI user and the CA can see and communicate with each other using ASL in signed conversation, and the CA can relay such communications to a voice telephone user or the VRI user that does not understand ASL.  VRS and VRI enable deaf and hard-of-hearing customers to improve their connection with people in their personal and business lives. This market is particularly attractive since the use of video as part of the communication link is critical, and accordingly, the video phone is a major contributing component.  The friends and family of the deaf and hard of hearing customers are a natural expansion to the VRS and VRI markets.
.
 On June 20, 2007 we announced that we had expanded our relationship with Aequus and Snap!VRS by modifying our earlier agreement to allow for the parties to work collaboratively to identify the most desired Ojo features and capabilities that will provide the best video phone experience for the VRS user community and that would enable Ojo to be the preferred VRS video phone. As part of the modified agreement we agreed to provide development and engineering resources to Snap!VRS.  Snap!VRS also placed a purchase order for 10,000 Ojos to begin to fill the current Snap!VRS order backlog.  In the later part of the third quarter of 2007 product shipments were commenced to Snap!VRS’ customers.

On February 4, 2008, we issued a current report on Form 8−K indicating that we were in a dispute with Aequus over the payment of significant monies that we believed Aequus owed to us.  The refusal by Aequus to pay such monies had contributed to a shortfall in our available operating cash needed to continue operations, and accordingly, on January 30, 2008, we shut down our operations. The Form 8−K further indicated that this was a first step to winding down our business, which would occur if we were not able to secure payment of the monies believed to be owed to us by Aequus, and/or new financing.

On March 31, 2008 we entered into a new agreement with Aequus and Snap!VRS (the “March Aequus Agreement”).  The March Aequus Agreement, inter alia, provided for the resolution of the dispute with Aequus including, (i) payment by Aequus to us of $5 million in scheduled payments over the next ten months, (ii) agreement to arbitrate approximately $1.4 million that we claimed was owed to us by Aequus, for non-recurring engineering, or NRE, costs (the “NRE Arbitration”), and (iii) purchase of an additional $1.5 million of video phones by Aequus.  As a result of the March Aequus Agreement, Aequus built a new data center, and began directly operating a video phone service for its customers.  In October 2008, Aequus failed to pay to us approximately $1 million we were owed for the purchase of video phones, and as a result we terminated our reseller agreement with Aequus.  We are reviewing our possible remedies to recover the $1 million including selling Aequus inventory we hold in our possession.  We have also opened discussions with other VRS/VRI service providers.

On January 27, 2009, we resolved the outstanding NRE Arbitration with Aequus, and in full satisfaction of the outstanding arbitration claim Aequus agreed to terminate any obligation on our part to provide certain prepaid engineering services pursuant to the March Aequus Agreement (Aequus had prepaid approximately $900,000 for these engineering services of which $725,000 was allocated to the settlement).

On December 12, 2008, we entered into a securities purchase agreement with WGI Investor LLC ("WGI"), pursuant to which we agreed to issue and sell to WGI a total of 202.5 million shares (the “WGI Shares”) of our common stock (“Common Stock”), as well as a warrant to purchase up to 140.0 million shares of Common Stock in certain circumstances (the “Anti-Dilution Warrant”), in exchange for (i) total cash consideration of $1.45 million, (ii) the cancellation of debentures held by WGI under which approximately $5.1 million in principal and accrued interest was outstanding at December 31, 2008, and (iii) the cancellation of certain of our outstanding warrants held by WGI (the "Private Placement").  The Anti-Dilution Warrant will entitle WGI to purchase up to 140.0 million shares of Common Stock to the extent that any of our capital stock is issued following the closing of the Private Placement upon the exercise or conversion of (i) any warrants, options and other purchase rights that are outstanding as of the closing of the Private Placement (“Existing Contingent Equity”), (ii) up to 19.7 million shares underlying future options, warrants or other purchase rights issued by us after the closing (“Future Contingent Equity”), or (iii) the ACN Warrant. The Anti-Dilution Warrant is designed to ensure that WGI may maintain 63% of the issued and outstanding shares of our capital stock in the event that any of our capital stock is issued in respect to these options, warrants, restricted stock and other convertible securities. The term of the Anti-Dilution Warrant is ten years from the date of issuance, and the shares subject to the Anti-Dilution Warrant will be decreased proportionally upon the expiration of Existing Contingent Equity, Future Contingent Equity and the ACN Warrant.  In December 2008, WGI acquired from YA Global Investments, L.P. ("YA Global") the secured convertible debentures we had previously issued to YA Global as well as the outstanding warrants to purchase Common Stock then held by YA Global.

WGI is a private investment fund whose ownership includes owners of ACN, Inc. ("ACN"). ACN is a large direct seller of telecommunications services and a leading distributor of video phones.  In December 2008, we agreed to enter into a commercial relationship through which we will design and sell videophones to ACN (the "Commercial Relationship").  As part of the Commercial Relationship, ACN will commit to purchase 300,000 videophones over a two-year period and will provide us with $1.2 million to fund software development costs associated with the Commercial Relationship. In connection with the Commercial Relationship, we will grant ACN a warrant to purchase up to approximately 38.2 million shares of common stock at an exercise price of $0.0425 per share (the “ACN Warrant”).  The ACN Warrant will vest incrementally based on ACN’s purchases of videophones under the Commercial Relationship.

In connection with the closing of the Private Placement, we will enter into a Registration Rights and Governance Agreement with WGI and ACN (the “Rights Agreement”) granting them certain rights with respect to the securities they will receive in the Private Placement and in connection with the Commercial Relationship.  Under the terms of the Rights Agreement, we have agreed to file a registration statement on Form S-3 covering the resale of any shares held by WGI and ACN and to maintain its effectiveness for a minimum period of time.  In addition, WGI and ACN will have the right to require us to file additional registration statements covering the resale of such securities to the extent they are not covered by an effective registration statement and will be entitled to "piggy-back" registration rights on all future registrations by us (with certain limitations) and on any demand registrations of any other investors, subject to customary underwriters' cutbacks to reduce the number of shares to be registered in view of market conditions.

Pursuant to the terms of the Rights Agreement, we will grant WGI and ACN preemptive rights to purchase a pro rata portion of any Common Stock or other securities convertible into Common Stock issued by us, except for shares issued under board-approved employee benefit plans, conversions of Existing Contingent Equity or upon exercise of the Anti-Dilution Warrant or the ACN Warrant.  WGI will also have the right to nominate a total of four of the seven members of our board of directors, which nomination right will be reduced by one director for each reduction in its beneficial ownership of our Common Stock (including any warrants or other purchase rights) below thresholds of 50%, 43%, 29% and 14% of our voting stock. To the extent that such nomination right decreases, the corresponding number of WGI nominees will offer to tender their resignation for acceptance by our board of directors.

Pursuant to the terms of the securities purchase agreement with WGI, we submitted for approval by our stockholders (i) the Private Placement and (ii) an amendment to our Amended and Restated Certificate of Incorporation to increase our authorized Common Stock to 700,000,000 shares, which approvals were obtained on March 20, 2009.  The closing of the Private Placement is subject to certain additional conditions, including the execution of the agreements relating to the Commercial Relationship by us and ACN, the continued accuracy of our representations and warranties in all material respects, and the absence of any material adverse change in our assets, liabilities, business or operations prior to the closing date.  The closing of the Private Placement and the execution of the agreements relating to the Commercial Relationship is scheduled to be completed in early April 2009.  However, no assurance can be made that such closing will occur.

In addition to the VRS and VRI markets, we believe that high speed data (“HSD”) and telecommunication users provide a large, and conducive, target market for a quality video phone offering.  Video phone sales are expected to be derived from new technology adopters and regular long distance communicators such as families and close friends. We also expect that the business-to-business opportunity will be attractive as a video phone provides means to improve interpersonal communication and multi-location productivity.  Furthermore we expect that the growth in the VoIP will also help drive sales of our video phone since it can also serve as a VoIP endpoint.

Our business model is based on the sale of video phones and related products and services. Our products are being marketed to HSD and telecommunications service providers as well as to consumers through traditional consumer electronics distribution channels. We believe that HSD and telecommunications service providers could realize significant recurring revenue streams associated with offering our product to end users. We have also developed this product to require very minimal capital investment or incremental costs by such operators. Our marketing objective is to have our video phones supplement and eventually replace ordinary home and business phones worldwide.

General Product Description

We have developed a video phone, ergonomically designed specifically for in-home and business, personal video communication. We have identified several issues that have impeded the commercial success and consumer acceptance of video phones and have sought to address each of these issues within the Ojo video phone. The Ojo video phone was designed for use on the existing HSD network infrastructure. Certain models of the Ojo phone will, however, also connect to the analog phone line for interoperability with the voice only communications offered by the existing public switched telephone network (“PSTN”) and VoIP networks. Ojo, therefore, can be used for video calls, and ordinary voice only calls as well as VoIP calls. We believe that Ojo is differentiated, both from competitors and from previous efforts at personal video telephony, by providing: true to life communication (meaning that images and sounds are synchronized, that there are minimum delays between the two ends of the communication, and that the quality of the image is similar to what is experienced with television), interoperation with the PSTN and VoIP, ease of deployment by HSD and telecommunications service providers, ease of use by consumers, and a highly styled ergonomic design. We believe Ojo uniquely leverages the recent development of a state of the art connectivity infrastructure, as well as the convergence of the latest improvements in compression technology, processing power and bandwidth availability, to help ensure, enable and maintain dedicated high quality end-to-end connections.

Business Plan

General.  Our business model is primarily based upon the sale of Ojo video phones and related products and services.  It is our plan for Ojo to be distributed through and in partnership with HSD and telecommunications service providers, as well as through traditional electronics distribution channels. Video phone service, using the Ojo video phone, is expected to be offered by HSD and telecommunications service providers as a means of attracting new HSD and telecommunications subscribers as well as maintaining existing subscribers. We believe that HSD and telecommunications service providers could realize potentially significant recurring incremental revenue streams associated with offering products such as our Ojo video phone, and accordingly we believe they will embrace the concept and business model. The suggested consumer offering for video phone service follows the traditional HSD and telecommunications service models, which may involve a subsidy of the required hardware by a recurring service fee. We anticipate that video phone service subscribers will be able to either purchase an Ojo video phone or lease a unit from the HSD and telecommunications service providers.  There is also a parallel market for sales of Ojo video phones directly to consumers through the standard consumer and telecommunications electronic channels. Sales of Ojo video phones through these retail channels still require a video phone service and we are currently offering such a video phone service, with an associated monthly service fee, for units sold in this manner.

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

Under the agreement, Mototech is required to manufacture products in response to purchase orders we issue.  Although we have  no obligation to purchase any particular volume of products under the agreement, Mototech is generally required to accept all purchase orders, subject to certain limits described in the agreement.  As part of our agreement with Mototech we retain formal sign-off control over any product, specification, or component changes proposed by Mototech. We also maintain all rights to the Ojo technology and intellectual property, as well as the right to second source the Ojo product.  Both we and Mototech have the right to terminate the agreement at any time by giving 90 days written notice to the other party.  The components and raw materials used in our Ojo video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability.

Product Sales and Distribution. Ojo is being marketed domestically and internationally to both the residential and business sectors through standard consumer and business electronics channels. In addition, we market our products through HSD and telecommunications service providers in a manner similar to broadband modems and VoIP services.

Competition

Many of the current video phone manufacturers have focused on two applications—business video phones and video conferencing. Business video phones are designed to be located on an executive’s desk and used to personally communicate with colleagues, employees and customers. Video conferencing units are designed for conference rooms where multiple people on one end engage with multiple people on the other end. The following is a brief description of the potential competitors and their impact on the market.

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

Hybrid Web Cam-Business Phone Products. More recently, Cisco Systems, Inc. has introduced a hybrid video phone product that is designed for the business phone market. The Cisco product consists of a web cam device and host software that enables video phone functionality when used in conjunction with an IP phone and call processing hardware. We believe this product requires a significant capital investment for implementing the call processing hardware and IP phones.

Intellectual Property

We plan to rely on patent, trade secret, trademark and copyright law to protect our video phone intellectual property.  We have been awarded patents for our distinctive design (a design patent issued in December 2006 and extends for a 14 year term thereafter) and technology (a technology patent containing 39 claims issued in April 2007 related to a video phone system and method and extends for a 14 year term thereafter) and have other patents pending.  Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, there can be no assurance that additional patents will be issued pursuant to our current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

Third parties have asserted, and may in the future assert, that the technologies we use infringe their intellectual property rights. We may be subject to intellectual property claims and legal proceedings in the ordinary course of our business. If we are forced to defend against any third-party infringement claims, we could face expensive and time-consuming litigation and be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any business methods or technologies that are found to be infringing. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required, or deem it advisable, to develop non-infringing technology, which could be costly and time-consuming, or enter into costly royalty or licensing agreements.

 Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, which could materially harm our business.

Government Regulation

Our Ojo video phone is required to comply with various laws and government regulations, including Parts 15 and 68 of the Federal Communications Commission’s (“FCC”) regulations in the United States, which relate to radio frequency devices and to terminal equipment that is connected to the telephone network. The legal and regulatory environment that pertains to our business is uncertain and changing rapidly. New legislation or regulation, such as that currently being considered for limiting the environmentally hazardous substances that are currently found in most electronic devices, could substantially impact our ability to distribute our Ojo video phone products. Similarly, the FCC and other comparable regulatory authorities could undertake an examination of whether to impose surcharges or additional regulations upon certain providers of Internet protocol, or IP, based communication services. The imposition of regulations on IP communications services may negatively impact our business.

Research and Development

To date, our engineering and product development has been a significant focus of our operations. The principal focus of our current engineering activities is the continued development and enhancement of our Ojo video phone. Development of the Ojo video phone has required combining technical experience and knowledge from two historically separate industries, cable and telephony. Our engineering and development expenditures in connection with our Ojo video phone were approximately $5,315,000 and $2,316,000 for the years ended December 31, 2007 and 2008 respectively, virtually all of which was spent on the development of the video phone product and services.

Employees

As of December 31, 2008, on a consolidated basis, we had 27 full-time employees all located in Trevose, Pennsylvania. None of our employees are represented by a labor union, and we have no collective bargaining agreement. We consider our employee relations to be good.

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

We have experienced recurring losses from operations and at December 31, 2008 had an accumulated deficit of $270,857,000, a stockholder’s deficiency of $8,190,000 and a working capital deficit of $8,490,000 that raised substantial doubt about our ability to continue as a going concern. We have also experienced severe cash shortfalls, deferred payment of some of our operating expenses, and shut down operations for a period of time in early 2008 to conserve our remaining cash. At least in the short term, we do not expect to generate sufficient cash from operations and will likely need to secure additional financing and to increase product sales.  No assurances can be given that we will be able to obtain the necessary cash for us to operate as a going concern, and further curtailment of our operations could be necessary.

We are subject to complex and changing rules and regulations concerning corporate governance and financial accounting standards, which require significant resources and may affect our reported financial results or the way we conduct business.

We are subject to regulation by the Securities and Exchange Commission (“SEC”), which imposes extensive corporate governance measures and comprehensive reporting and disclosure requirements. The scope and complexity of these rules, regulations and other applicable requirements demand significant time, expertise and resources and has increased the cost of our corporate governance, reporting and disclosure practices.  The demands of this regulatory regime impact the way we conduct our business and may negatively affect our operations.

Furthermore, generally accepted accounting principles in the United States (“GAAP”), including those affecting the accounting for complex financial transactions, have been the subject of change as well as frequent review and interpretation by the SEC, as well as by national and international accounting standards bodies.  Such changes, reviews and interpretations may have a significant effect on our reported results of operations, including the results of transactions entered into before the effective date of the changes.

We identified a material weakness in our internal controls over financial reporting.  Failure to remediate the material weakness could negatively impact our business.

  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. When conducting its annual assessment of the design and effectiveness of our internal control systems~~,~~ our management determined that a material weakness existed in our internal controls over financial reporting as of December 31, 2008.  It is management’s assessment that we lack sufficient internal expertise with GAAP related to the accounting and reporting of complex financial transactions.  Our limited resources, as well as our focus and efforts on our solvency rather than financial reporting, contributed to this material weakness.

 The staff additions we would need to make to maintain internal GAAP expertise to assist with the accounting and reporting of complex financial transactions in accordance with compliance guidelines are costly and will negatively impact future financial results.  In addition, there is no assurance that the necessary resources required to remedy our material weakness will be available, and even if they are available there is no assurance that we will be able to conclude that our reporting systems are appropriately designed or effective, or that a material weakness will not be found in our internal controls over financial reporting, which could result in a material misstatement in future financial statements.

 We have historically been reliant primarily on one customer

We have been heavily dependent on one customer, Aequus Technologies, for the majority of our revenue. Recently we have had disputes with Aequus related to its failure to pay amounts owed to us.  In October 2008, Aequus failed to pay to us approximately $1 million we were owed for the purchase of video phones, and as a result we terminated our reseller agreement with Aequus.  As a result our operating results have been adversely affected, and our ability to pay all or any obligated payments have been jeopardized, and while we are seeking other significant customers for video phones our efforts in this regard may not be successful.

In connection with our anticipated completion of the Private Placement, we expect to enter into a commercial relationship with ACN pursuant to which we will design and sell video phones to ACN and will provide software development work to ACN.  As a result, in the future, we may be focused and heavily dependent on this customer.  If our efforts with this customer do not lead to significant sales our ability to continue to operate our business may also be placed in jeopardy.

We are dependent on a single line of business that currently has no significant history of revenues. We cannot predict our future results because our video phone business has no significant operating history.

Our primary line of business is the development of video phone products and technology.  We began generating revenue from commercial shipment of our Ojo product in April 2005. Given that our video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. Should this business fail to generate sufficient sales to support ongoing operations, there can be no assurance that we will be able to develop alternate business lines.   Investors should consider the risks and uncertainties that we may encounter as an early-revenue-stage company in a new, single line of business, in an unproven market. These uncertainties include:

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

In addition to direct sales on our web site, we rely upon a distribution organization of dealers, distributors, original equipment manufacturers, value added resellers, service providers and other resellers to market and sell our video phone products. We also plan to expand distribution to service providers and retailers around the world.    Given our limited experience in dealing with the retail distribution channel, there can be no assurance that we will be able to successfully and expeditiously conclude retail distribution agreements with the necessary retailers and distributors.   These resellers are able to set their own policies regarding the pricing of our products and the advertising, marketing and other promotional efforts applicable to our products.  In addition, they determine how prominently our products are displayed and demonstrated.  If our resellers’ policies are not effective or if our products are not given adequate prominence, sales of our products may be negatively impacted and our operating results would be adversely affected. In this event, our revenue could be significantly reduced and we could lose potential customers for our products.

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

 Although our agreement with Mototech  Inc. (not an affiliate of General Instruments or Motorola), our contract manufacturer in Taiwan, is denominated in U.S. dollars, their material acquisition costs are subject to exchange rate changes that could impact our product costs.  Unfavorable exchange rate fluctuations could impact our cost of goods and result in increased product pricing that may hamper our ability to sell the units at a price acceptable to our customers or consumers.  Our current revenues are all denominated in U.S. dollars. In the future, should we derive revenues that are denominated in foreign currency, our revenue would be subject to exchange rate fluctuations and could be impacted as a result.

We are highly dependent on our key personnel to manage our business, and because of competition for qualified personnel we may not be able to recruit or retain necessary personnel.

Our continued growth and success depend to a significant degree on the continued services of our senior management and other key employees and our ability to attract and retain highly skilled and experienced technical, managerial, sales and marketing personnel. In the developing video phone business, we expect to encounter new product development challenges, new customer requirements, new competitors and other new business challenges, with which our existing management may be unfamiliar. There can be no assurance that we will be successful in recruiting new personnel or in retaining existing personnel. None of our employees are subject to a long-term employment agreement. The loss of one or more key employees or our inability to attract additional qualified employees could have a material adverse effect on our business, results of operations and financial condition. In addition, we may experience increased compensation costs in order to attract and retain skilled employees.

We may not be successful in developing or maintaining strong distribution channels for our video phone products.

The success of the video phone business depends on developing strong relationships with service providers such as cable and DSL operators and other HSD and telecommunications service providers and distribution channel partners who are selling services and/or consumer electronic devices to end-users. If we are not successful in creating a strong distribution channel in a timely manner, we may not gain significant sales.

We may not be able to compete successfully in the highly competitive and rapidly evolving HSD and telecommunications market.

The market for products that utilize HSD and telecommunications is still developing and there can be no assurance that our product will ever achieve market acceptance. Businesses, cable operators and other HSD and telecommunications service providers as well as the users of such HSD and telecommunications services must be convinced to buy our video phone product. To the extent we do not achieve growth it will be difficult for us to generate meaningful revenue or to achieve profitability.

We may not be able to protect intellectual property of our video phone business against third-party infringements or claims of infringement.

Failure to protect our intellectual property rights may result in a loss of our exclusivity or the right to use our video phone technology. We rely on patent, trade secret, trademark and copyright law to protect our video phone intellectual property. Although we have been awarded patents for our distinctive designs and technology and have other patents pending, our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, there can be no assurance that any further patents will be issued pursuant to our current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

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

Some of our video phone intellectual property includes technologies and processes that may be similar to the patented technologies and processes of third parties. If we do not adequately secure our freedom to use our video phone technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation or be enjoined from using such intellectual property. If we are found to be infringing third-party patents, we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. While we are not currently engaged in any material intellectual property disputes or litigation, we could become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or commence lawsuits against others who we believe are infringing upon our rights. Our involvement in intellectual property litigation could result in significant expense to us, adversely affecting the development of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation concludes favorably for us.

Legal and regulatory developments could have adverse consequences for our business.

The legal and regulatory environment that pertains to our business is uncertain and changing rapidly. New legislation or regulations could be introduced in any country that could substantially impact our ability to launch and promote the Ojo video phone in that country. For example the FCC or a comparable regulatory authority could undertake an examination of whether to impose surcharges or additional regulations upon certain providers of Internet protocol, or IP, based communication services. The imposition of regulations on IP communications services may negatively impact our business.  Similarly, the adoption of regulations prohibiting the use of certain substances commonly found in electronic components could likewise increase the costs of our products, delay product introductions and otherwise negatively impact our business.

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

On multiple occasions we have issued shares of our common and preferred stock, convertible debentures, as well as warrants and additional rights to acquire our common stock, to certain institutional investors in private placement transactions.  The various agreements providing for these private placement transactions include numerous anti-dilution provisions which have in the past, and may in the future continue to be, triggered by a reduction in our stock price and which could trigger the anti-dilution adjustments of outstanding shares and warrants and issuance of additional shares or warrants of our stock.

In connection with the Private Placement described in “Item 1. Business – Overview” above, we expect to issue approximately 202.5 million shares of our common stock to WGI, representing 63% of our outstanding common stock immediately following the closing of the Private Placement.  In addition, we will issue to WGI the Anti-Dilution Warrant which is designed to ensure that WGI may maintain 63% of the issued and outstanding shares of our capital stock in the event that we issue any capital stock in respect of Existing Contingent Equity, New Contingent Equity and the ACN Warrant.  Accordingly, upon the closing of the Private Placement, our current stockholders will be reduced to 37% of the outstanding shares of common stock and may be further reduced in the future to the extent the Anti-Dilution Warrant or the ACN Warrant are exercised.

Upon the closing of the Private Placement, WGI will control a significant amount of our outstanding common stock thus allowing it to exert significant influence on our management and affairs.

Upon the closing of the Private Placement, WGI will own approximately 63% of our outstanding common stock and will hold a warrant to acquire additional shares of common stock to maintain that level of ownership.  In addition, we will issue ACN a warrant to acquire up to 38.2 million shares of our common stock. Under the terms of the Rights Agreement to be executed upon the closing of the Private Placement, WGI and ACN will be entitled to maintain their respective ownership percentage in our company. Accordingly, WGI and ACN will have significant influence over matters submitted to our stockholders, including any potential change of control transactions. Our controlling stockholders will be able to determine the outcome of matters put to a stockholder vote, including the ability to elect our directors, determine our corporate and management policies, including compensation of our executives, and determine, without the consent of our other stockholders, the outcome of any corporate action submitted to our stockholders for approval, including potential mergers, acquisitions, asset sales and other significant corporate transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or result in strategic decisions that could negatively impact the value and liquidity of our outstanding stock. WGI also has sufficient voting power to amend our organizational documents. Furthermore, conflicts of interest could arise in the future between us and WGI or ACN concerning, among other things, potential competitive business activities or business opportunities. Neither WGI nor ACN is restricted from competitive activities or investments. We cannot provide assurance that the interests of WGI or ACN will coincide with the interests of other holders of our common stock.

Our ability to utilize our historical net operating losses has been substantially limited and will be subject to additional limitations if the Private Placement is completed.

During our 2008 fiscal year, we experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code, which resulted in a loss of a substantial amount of the  net operating loss carryforwards (“NOL”) we had accrued, resulting in a remaining NOL of approximately $7 million as of December 31, 2008.  Our ability to use our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382. The calculation of an “ownership change” under the Internal Revenue Code is based on the cumulative ownership changes in our common stock by stockholders that own, or are deemed to own, 50% or more of our common stock over a rolling three-year period. Our issuance of the common stock to WGI in the Private Placement will result in additional limitations on the amount of the NOL we would be able to use to offset income that we generate in future years as a result of current tax law as defined under Section 382.

We will be required under applicable accounting guidelines to report significant reductions in the revenue we recognize from sales of our products under the Commercial Relationship with ACN.

               Current accounting principles require that beginning with fiscal year 2009 revenue which is generated as result of the Commercial Relationship with ACN be reduced, as reported, to reflect the excess fair value of the equity issued as part of the Private Placement with WGI and the fair value of the warrants earned by ACN pursuant to the Commercial Relationship to the extent that such equity and warrants are determined to be consideration given by a vendor to a customer for which an otherwise identifiable benefit has not been received.  The Company has not yet completed its analysis of the applicability or extent of any such reduction, however the reduction of revenues the Company expects to report under the Commercial Relationship is expected to be significant.

If the Private Placement with WGI does not close as expected we may not have sufficient working capital to fund our continuing video phone business.

If, for any reason, the Private Placement with WGI does not close as scheduled in early April, and we are unable to secure any additional financing, we will have to curtail or suspend our business activities, we may not be able to continue to operate our business as a going concern and we may have to seek the protection of the bankruptcy courts. If that happens, you could lose your entire investment.

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”) which increases the volatility of our stock and makes it harder to sell our stock.

Our common stock is quoted on the OTCBB.  The OTCBB tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks.  There is a greater chance of market volatility for securities that trade on the OTCBB as opposed to a national exchange or quotation system.  In a volatile market, you may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required to either sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned.  Because our common stock falls under the definition of “penny stock,” trading in our common stock may be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors; and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline, and you could find it more difficult to sell your stock.

Our stock price is volatile.

The trading price for our common stock has been volatile, ranging from a sales price of $6.89 per share in the first quarter of 2005 to a sales price of $0.01 in November 2008. The trading price for our common stock during the period from January 2, 2008 to December 31, 2008 ranged from $0.01 to $0.40.  The price has changed dramatically over short periods with changes of over 100%  in a single day. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

Prior offerings of our common stock may have an adverse impact on the market value of our stock.

On multiple occasions we have issued shares of our common stock as part of various private placements to certain institutional investors and as part of these transactions we filed multiple registration statements, which provided for the sale or distribution of these shares by these institutional investors. When these investors sell their shares we do not receive any proceeds from the sales. The sale of these blocks of stock, or even the possibility of their sale, may adversely affect the trading market for our common stock and reduce the price available in that market.

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

Our failure to comply with certain covenants contained in agreements relating to  private placements of our securities may have an adverse impact on our available cash.

On multiple occasions we have issued shares of our common and preferred stock, issued convertible debentures, as well as issued warrants and additional rights to acquire our common stock, to certain institutional investors in private placement transactions.  The various agreements providing for these private placement transactions included numerous provisions intended to protect such institutional investors.  For example, we are required to continually maintain effective registration statements permitting the investors to sell their shares of common stock.  Failure to comply with such requirements may result in damages to the investors and result in our obligation to make cash payments to the investors.  The investors may also be entitled to receive more shares than originally allocated in the event we subsequently issue shares to other investors at a lower valuation than that afforded to the investors.  In addition, the investors may be entitled to receive cash payments instead of shares upon the redemption of certain securities in the event that certain defined events occur including a lapse in the registration statement, being de-listed on certain specified exchanges, trading in our stock is suspended, or a change in our control occurs.

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

Item 2. Properties.

Our corporate headquarters is located in Trevose, Pennsylvania in a leased facility consisting of approximately 17,000 square feet at an annual rent of approximately $7.06 per square foot, with a 4% increase annually. The lease will be cancelable by either party with ninety (90) days prior notice, notice, with no termination cost.

Item 3. Legal Proceedings.

Although from time to time we may be involved in litigation as a routine matter in conducting our business, we are not currently involved in any litigation which we believe is material to our operations or balance sheet. During the first fiscal quarter 2008 we were involved in a dispute with Aequus Technologies.  We entered into an agreement with Aequus, effective March 31, 2008 that provided for the resolution of a dispute with Aequus regarding amounts we claimed were owed to us by Aequus including, (i) payment to us by Aequus of $5 million in scheduled payments over the next ten months, (ii) agreement to arbitrate approximately $1.4 million that we claimed were owed to us by Aequus for NRE costs, and (iii) purchase of an additional $1.5 million of video phones by Aequus.  In October 2008, however, Aequus failed to pay us approximately $1 million that we were owed for the purchase of video phones, and as a result we terminated our reseller agreement with Aequus.  We are reviewing our possible remedies to recover the $1 million, including selling Aequus inventory we hold in our possession.

On January 27, 2009, we resolved the outstanding NRE Arbitration with Aequus, and in full satisfaction of the outstanding arbitration claim Aequus agreed to terminate any obligation on our part to provide certain prepaid engineering services pursuant to the March Aequus Agreement (Aequus had prepaid approximately $900,000 for these engineering services of which $725,000 was allocated to the settlement).

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

 Price Range of Common Stock

Our common stock, $0.01 par value, is quoted on the OTCBB under the symbol “WGAT.OB.”  The following table shows the high and low sales price as reported by the OTCBB, for each quarter of 2007 and 2008.

	High	Low
Year Ended December 31, 2007
First Quarter	$1.44	$0.64
Second Quarter	0.92	0.45
Third Quarter	0.56	0.33
Fourth Quarter	0.50	0.11

Year Ended December 31, 2008
First Quarter	$0.20	$0.02
Second Quarter	0.26	0.07
Third Quarter	0.18	0.02
Fourth Quarter	0.40	0.01

As of March 16, 2009, we had 361 holders of record of our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, to finance the growth and development of our business. The terms of our currently issued preferred stock impose a preference to the payment of any dividend on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2008 regarding securities authorized for issuance under our equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	6,913,364	$0.28	2,939,482	(1)
Equity compensation plans not approved by security holders (2)	—	—	—
Total	6,913,364	0.28	2,939,482	(1)

(1) 2003 Equity Incentive Plan.  The 2003 Equity Plan has an automatic annual increase in the number of shares reserved for issuance in an amount equal to the lesser of 4% of the then outstanding shares of our Common Stock or 1,000,000 shares.
(2) We do not maintain any equity compensation plans that have not been approved by our stockholders.

In 2003 we adopted an equity incentive plan (the “Equity Plan”) which was approved by stockholders in November, 2004.  The principal features of our Equity Plan are summarized below, but the summary is qualified in its entirety by reference to our Equity Plan, which was filed as exhibit 10.6 to our Proxy Statement to stockholders filed September 3, 2004.

The Equity Plan provides for the grant of equity awards to such officers, other employees, consultants and directors of WorldGate and our affiliates as the Compensation and Stock Option Committee may determine from time to time. Although various types of awards are available under the Equity Plan, including non-qualified and incentive stock options, restricted stock and performance based awards, currently only stock options and performance based stock have been granted.  Stock options vest in equal installments over a four-year period, and expire ten years following the date of grant, subject to acceleration in the event of some changes of control of WorldGate, and earlier termination upon cessation of employment. In 2007 we awarded 1,151,000 shares of restricted stock subject to vesting under certain performance criteria of which 250,000 have since been forfeited. Performance based shares expire in ten years and vest upon our meeting the following vesting criteria:  10% of the shares vest upon achieving each of a 10%, 20%, 30% 40% and 50% increase in our total gross revenue in a quarter over our third quarter 2007 total gross revenue shown on our statement of operations as reported in our SEC filings and 25% of the shares vest upon our achievement of (1) a quarterly operating cash break even (defined as zero or positive “net cash provided by operations” consistent with or as reported on the “Consolidated Statement  of Cash Flows” in the financial statements filed with SEC) and (2) a 10% net income as a percent of revenue. The Equity Plan has an automatic annual increase in the number of shares reserved for issuance in an amount equal to the lesser of 4% of the then outstanding shares of our Common Stock or 1,000,000 shares.

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

We may from time to time make written or oral forward-looking statements, including those contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The words “estimate,” “project,” “believe,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  In order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors that could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on our behalf.  The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) industry competition factors and other uncertainty that a market for our products will develop, (3) challenges associated with distribution channels, including both the retail distribution channel and  HSD  and telecommunications service providers (e.g., uncertainty that they will offer our products, inability to predict the manner in which they will market and price our products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our products), (4) continued losses, (5) difficulty or inability to raise additional financing on terms acceptable to us, (6) departure of one or more key persons, (7) default under, or acceleration of the maturity of, our convertible debentures,  (8) changes in regulatory requirements, and (9) other risks identified in our filings with the Securities and Exchange Commission, including the risks identified in “Item 1A. Risk Factors” in this Report.  We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive.  We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

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

In the spring of 2006, we entered into a multiyear agreement with Aequus Technologies Corp. (“Aequus”) to purchase Ojo video phones through its wholly owned subsidiary Snap Telecommunications Inc. (“Snap!VRS”), a provider of VRS and VRI services for the deaf and hard of hearing.  In the spring of 2007, we announced an expansion of our relationship with Aequus and Snap!VRS agreeing to work collaboratively to develop the preferred Video Relay Services (“VRS”) phone for the VRS community.  See “Item 1.  Business – Overview” for more detail on the development of our relationship with Aequus and Snap!VRS.  From 2006, we were reliant on the Aequus relationship as our primary customer relationship.

On February 4, 2008, we issued a current report on Form 8−K indicating that we were in a dispute with Aequus over the payment of significant monies that we believed Aequus owed to us.  The refusal by Aequus to pay such monies had contributed to a shortfall in our available operating cash needed to continue operations, and accordingly, on January 30, 2008, we shut down our operations. The Form 8−K further indicated that this was a first step to winding down our business, which would occur if we were not able to secure payment of the monies believed to be owed to us by Aequus, and/or new financing.

On March 31, 2008, we entered into a new agreement with Aequus and Snap!VRS (the “March Aequus Agreement”).  The March Aequus Agreement provided for the resolution of a dispute with Aequus regarding amounts we claimed were owed to us by Aequus including, (i) payment to us by Aequus of $5,000 in scheduled payments over the next ten months, (ii) agreement to arbitrate approximately $1,354  that we claimed was owed to us by Aequus for NRE, costs  and (iii) purchase of an additional $1,475 of video phones by Aequus.  As a result of this new agreement Aequus built a new data center, directly operating a video phone service for its customers.

 In October 2008, Aequus failed to pay $953 owed to us for the purchase of video phones, and as a result we terminated our reseller agreement with Aequus.  We are reviewing our possible remedies to recover the $953, including selling Aequus inventory that we have in our possession.  We have also opened discussions with other VRS/VRI service providers.

On January 27, 2009, we resolved the outstanding NRE Arbitration with Aequus, and in full satisfaction of the outstanding arbitration claim Aequus agreed to terminate any obligation on our part to provide certain prepaid engineering services pursuant to the March Aequus Agreement (Aequus had prepaid approximately $900 for these engineering services of which $725 was allocated to the settlement).

On December 12, 2008, we entered into a securities purchase agreement with WGI Investor LLC ("WGI"), pursuant to which we agreed to issue and sell to WGI a total of 202.5 million shares (the “WGI Shares”) of our common stock (“Common Stock”), as well as a warrant to purchase up to 140.0 million shares of Common Stock in certain circumstances (the “Anti-Dilution Warrant”), in exchange for (i) total cash consideration of $1,450, (ii) the cancellation of debentures held by WGI under which approximately $5,100 in principal and accrued interest was outstanding at December 31, 2008, and (iii) the cancellation of certain of outstanding warrants held by WGI (the "Private Placement").  In December 2008, WGI acquired from YA Global Investments, L.P. ("YA Global") the secured convertible debentures we had previously issued to YA Global as well as the outstanding warrants to purchase Common Stock then held by YA Global.

WGI is a private investment fund whose ownership includes owners of ACN, Inc. ("ACN"). ACN is a large direct seller of telecommunications services and a leading distributor of video phones. In December 2008, we agreed to enter into a commercial relationship pursuant to which we will design and sell videophones to ACN (the "Commercial Relationship").  As part of the Commercial Relationship, ACN will commit to purchase 300,000 videophones over a two-year period and will provide us with $1,200 to fund software development costs associated with the Commercial Relationship. In connection with the Commercial Relationship, we will grant ACN a warrant to purchase up to approximately 38.2 million shares of Common Stock at an exercise price of $0.0425 per share (the “ACN Warrant”).  The ACN Warrant will vest incrementally based on ACN’s purchases of videophones under the Commercial Relationship.  Pursuant to the terms of the securities purchase agreement with WGI, we submitted for approval by our stockholders (i) the Private Placement and (ii) an amendment to our Amended and Restated Certificate of Incorporation to increase our authorized Common Stock to 700,000,000 shares, which approvals were obtained on March 20, 2009.  We expect the closing of the Private Placement and the execution of the agreements relating to the Commercial Relationship is scheduled to be completed in early April 2009.  However, no assurance can be made that such closing will occur.

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

       Our significant accounting policies are described in Note 2 to the accompanying consolidated financial statements for the year ended December 31, 2008.  Judgments and estimates of uncertainties are required in applying our accounting policies in many areas.  Following are some of the areas requiring significant judgments and estimates: revenue recognition, accounts receivable, inventories, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, income taxes, stock based compensation, value of redeemable preferred stock, convertible debentures, related warrants and conversion options.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectibility is reasonably assured, and the delivery and acceptance of the equipment has occurred or services have been rendered.  Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Due to our limited commercial sales history, our ability to evaluate the collectibility of customer accounts requires significant judgment. We evaluate our equipment customer and service customers’ accounts for collectibility at the date of sale and on an ongoing basis.

Revenues are also offset by a reserve for any price refunds and consumer rebates consistent with EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.”

During the year ended December 31, 2008 and 2007 we shipped approximately 9 and 400 units, respectively, with a sales value of approximately $2 and $128, respectively, to customers subject to a right of return should the units not be sold through to their customers.  Revenue and cost of goods sold of $0 and $16, respectively, were deferred as of December 31, 2008 and 2007 in accordance with SFAS 48 “Revenue Recognition when a Right of Return Exists.”

From June 2007 through October 2008 we shipped our video phone product to Aequus.  We recognized product revenue at the time of shipment.  In addition, we also received service fee revenues based on a percentage of the fees earned by Aequus for which  their customer has received service. We recognize this service fee revenue upon confirmation from Aequus of the fees it has earned.  We also receive service fee revenues from end customers which are recognized after the services have been performed.

During the year ended December 31, 2008, Aequus purchased $2,628 of Ojo units ($1,475 as agreed under the March Aequus Agreement discussed in “Results of Operations – General” and an additional $1,153 in purchases).  We held the Ojo units purchased by Aequus pending shipment to Aequus’ ultimate customers.  We deferred revenue on these units in accordance with the SEC Staff Accounting Bulletin Topic 13 A (3) (a), “Bill and Hold Arrangements” until shipment to the ultimate Aequus customer.  Of the total $2,628 of units purchased by Aequus (8,156 units) during the year ended December 31, 2008, $1,740 of units was shipped (5,404 units) to Aequus customers and recognized as revenue, and $888 of units purchased was recorded as deferred revenue. As of December 31, 2008, we continued to hold 2,752 Ojo units purchased by Aequus.

Pursuant to the March Aequus Agreement, Aequus agreed to pay us $5,000 over ten months, with such amount related to multiple deliverables each having standalone value with objective and reliable evidence of fair value, including: (i) a specified amount of NRE ( with a fair value of $900), (ii) support and transition training to Aequus to operate its own data center (“Training” with an estimated fair value of $358), (iii) continued use of the WorldGate video phone service center during the transition (with an estimated fair value of $230), and (iv) the elimination of  previously agreed service fees (“contract termination fee”, with a residual fair value of $3,512).  These deliverables are all separate units of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.  We recognize revenue for the NRE and Training when the service is provided.  For the year ended December 31, 2008, revenue of $133 was recognized for NRE, and $358 was recognized for Training.  Our obligation regarding the NRE is to provide $900 of such NRE which may extend beyond a period of twelve months.  For the year ended December 31, 2008, we recorded $3,165 of contract termination fees as other income.  As of December 31, 2008 we had received $4,600 of the $5,000 agreed payments.  Of the $4,600 of payments, $804 of such payments is reflected as deferred revenue and income as of December 31, 2008.  In January 2009 we received the final remaining $400 of the $5,000 agreed payments. On January 27, 2009, we resolved the outstanding NRE Arbitration with Aequus, and in full satisfaction of the outstanding arbitration claim Aequus agreed to terminate any obligation on our part to provide certain prepaid engineering services pursuant to the March Aequus Agreement (Aequus had prepaid approximately $900 for these engineering services of which $725 was allocated to the settlement).

We account for stock warrants issued to third parties, including customers, in accordance with the provisions of the Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). In connection with the Commercial Relationship expected to be entered into with ACN in April 2009, we will grant ACN a warrant to purchase up to approximately 38.2 million shares of our common stock at an exercise price of $0.0425 per share.  This warrant will vest incrementally based on ACN’s purchases of videophones under the Commercial Relationship.  Under the provisions of EITF 96-18, we record a charge for the fair value of the portion of the warrant earned from the point in time when vesting of the warrant becomes probable. Final determination of fair value of the warrant occurs upon actual vesting. EITF 01-9 requires that the fair value of the warrant be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer. Accordingly, the application of these accounting guidelines will require our reported revenue from the Commercial Relationship to be reduced to reflect the fair value of the warrant granted to ACN pursuant to the Commercial Relationship and the excess fair value of the equity issued in the Private Placement.

Accounts Receivable

We record accounts receivable at the invoiced amount.  Management reviews the receivable balances on a monthly basis.  Management analyzes collection trends, payment patterns and general credit worthiness when evaluating collectibility and requires letters of credit whenever deemed necessary.  Additionally, we may establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information.  Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of December 31, 2008 and 2007, we did not have an allowance for doubtful accounts or any off-balance sheet credit exposure related to our customers.  At December 31, 2008 and 2007, approximately 96% and 82%, respectively, of accounts receivable was concentrated with one customer.  Trade accounts receivable at December 31, 2008 and 2007 were $1,019 and $166 respectively.  For the year ended December 31, 2008 and 2007 we recorded bad debt expense of $0 and $19, respectively.

Inventory.

Our inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined on a First-in, First-out (“FIFO”) cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. To motivate trials and sales of our Ojo product, we have historically subsidized, and may in the future continue to subsidize, certain of our product sales to customers that result in sales of inventory below cost.  In accordance with Accounting Research Bulletin (“ARB”) No. 43, we reflect such inventory at the lower of cost or market and reduced  our inventory balance by $0 and $293, respectively, for the year ended  December 31, 2008 and 2007 to reflect such valuation.  Any significant unanticipated changes in the factors noted above could have an impact on the value of our inventory and our reported operating results.    At December 31, 2008 and December 31, 2007 our inventory balance was $1,176 and $1,057, respectively.  Included in the inventory balance reported as of December 31, 2008 are costs of units purchased by Aequus in a “Bill and Hold” arrangement of $745 that we continued to hold as of that date.

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

Accounting for Income Taxes

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

We have a full valuation allowance against the net deferred tax asset of $6,357 as of December 31, 2008, due to our lack of earnings history and the uncertainty as to the realizability of the asset. In the future, if sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we would be required to reduce our valuation allowance, resulting in a benefit from income tax in the consolidated statements of operations.

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109"("FIN 48"), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  Our ability to utilize our net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior or future changes in ownership and tax law as defined under Section 382 of the Internal Revenue Code of 1986. Such limitations are based on our market value at the time of ownership change multiplied by the long-term tax-exempt rate supplied by the Internal Revenue Service.

Upon completing an analysis as required by Section 382, it was determined that during July 2008, the Company experienced a change of ownership as defined. As a result of this change, the Company’s net operating loss carryforward will be limited as previously described. Due to the limitations imposed by this Code Section, the Company will be unable to utilize significant amounts of its net operating loss and the remaining amounts will be subject to an annual limitation of $326. The federal net operating loss projected to be lost is $230,280 resulting in $7,160 remaining to be carried forward subject to annual limitations. The state net operating loss projected to be lost is $182,760 resulting in $7,160 remaining to be carried forward subject to annual limitations. The state net operating losses are also limited by state law to maximum utilization limits. The federal research and experimental credit will also be subject to an annual limitation.  Due to the limitation, all but $144 of the credit is lost.  The federal credits remaining will expire in 2028.  All state research and experimentation credit carryovers have been refunded and no state credit remains.

Future issuances of common stock may further affect this analysis which might cause additional limitation on our ability to utilize net operating loss carryforwards.  We have determined that upon closing of the Private Placement pursuant to which WGI will acquire 63% of our shares, our  ability to utilize our remaining net operating loss carryforwards and credit carryforwards will again be subject to additional annual limitations as a result of current tax law as defined under Section 382.

Stock-Based Compensation.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), "Share-Based Payment,” using the modified-prospective-transition method which requires the recognition of compensation expense on a prospective basis.  SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods.  SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating inflows.   As a result, our net loss before taxes for the year ended December 31, 2008 and 2007 included approximately $632 ($0.01 per share) and $1,075 ($0.02 per share), respectively, of stock based compensation.  The stock based compensation expense is included in general and administrative expense in the consolidated statements of operations.

Accounting for Preferred Shares and Related Warrants.

We account for redeemable preferred stock in accordance with EITF topic D-98 “Classification and Measurement of Redeemable Securities,” and the redeemable preferred stock was recorded in the consolidated financial statements as temporary equity. Additionally, the fair value of warrants and preferred stock conversion options were recorded as liabilities as a result of their features that require accounting under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS 133”).  At each reporting balance sheet date, an evaluation is made of these valuations and marked to market.  Fair value is determined using the Black-Scholes method.  Key assumptions used in the Black-Scholes method include actual period close stock price, applicable volatility rates, remaining contractual life and period close risk free interest rate. There were no preferred shares outstanding as of December 31, 2008. On June 23, 2007, the holder converted the remaining 166 shares of preferred stock. As a result only the warrants are still accounted for under SFAS 133.

Accounting for Secured Convertible Debentures and Related Warrants.

We account for conversion options embedded in convertible notes in accordance with SFAS No. 133 “and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19.   EITF 00-19 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within our control that they should be classified as a liability embedded measured at fair value on the balance sheet.

On May 18, 2007, we and the investor in the August 11, 2006 transaction amended the terms of the secured convertible debentures to remove the investor's ability, upon conversion of the debentures, to demand cash in lieu of shares of common stock, and to clarify that we may issue restricted shares if there is no effective registration statement at the time of conversion. The terms of the convertible debentures were amended to permit us to reclassify the derivative conversion option liability embedded in the convertible debentures from debt to equity.

We initially accounted for the warrants issued in the August 11, 2006 convertible debenture transaction as a liability at fair value in accordance with SFAS 133 and EITF 00-19 as there were insufficient authorized shares.  On October 11, 2006, we received stockholder approval to increase the number of authorized shares and the warrants were reclassified to equity at fair value. Fair value is determined using the Black-Scholes method.  Key assumptions used in the Black-Scholes method include conversion price, actual period close stock price, applicable volatility rates, remaining contractual life and period close risk free interest rate.

Results of Operations

2008 versus 2007

Revenues

       Revenues. Net revenues for the year ended December 31, 2008 and 2007 were $2,969 and $3,445, respectively.  This decrease of $476, or 14%, primarily reflects the reduced sales of Ojo units to our VRS customer including the impact due to the shutdown of our operations from January 30, 2008 through March 11, 2008 as a result of our cash shortfall related in part to a dispute with this customer over the payment of significant monies which we believed was owed to us and the customer's refusal to pay such monies.    Product sales decreased by $645, and service revenues decreased by $147 for the year ended December 31, 2008 compared to 2007.  As an offset, other revenues increased by $316, primarily the result of $491 in non-recurring engineering services, support and transition training and service center usage provided to our VRS customer under the March Aequus Agreement.  During the year ended December 31, 2008 and 2007 we shipped approximately 9 and 400 units respectively to customers subject to a right of return.  Revenue and cost of sales of $0 and $16 was deferred as of December 31, 2008 and 2007 in accordance with SFAS 48 “Revenue Recognition when a Right of Return Exists.”

Gross profit of $1,070 and $399, respectively, was reported for the twelve month periods ended December 31, 2008 and 2007.  This improvement in gross profit was primarily the result of the increase in revenue from NRE, Training and service center usage revenues related to the March Aequus Agreement as well as increased selling prices and lower unit costs of the product shipped during the year ended December 31, 2008 compared to the same period in 2007.

Costs and Expenses

Cost of Revenues. The cost of revenues, consisting of product and delivery costs relating to the delivery of video phones, and direct costs related to non-recurring engineering services revenues, was $1,899 and $3,046, respectively, for the year ended December 31, 2008 and 2007.  This decrease of $1,147, or 38%, primarily reflects the reduction in product shipments which also reduced the respective cost of revenues by $655.  In addition, year ended December 31, 2008 and 2007, inventory adjustments for lower of cost or market valuations were $0 and $293, respectively, and freight, warranty, royalty and other costs were $10 and $249, respectively.

Engineering and Development.  Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of our video phone product.  Engineering and development costs were $2,316 for the year ended December 31, 2008, compared with $5,315 for year ended December 31, 2007.  This decrease of $2,999, or 56%, primarily reflects our reduction in engineering staff, and related costs, in 2008 versus 2007.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation (which includes staff compensation and compensation to manufacturer’s representatives and distributors), and attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs (which includes expenditures for co-op advertising and new market development) related to the continued introduction of our video phone product.  Sales and marketing costs were $501 for the year ended December 31, 2008, compared with $2,479 for the year ended December 31, 2007.  This decrease of $1,978, or 80%, for the year ended December 31, 2008, when compared to the same period in 2007, was primarily a result of our efforts to reduce expenditures reflected in a decrease in consumer marketing promotional expenditures of $1,104, associated with our distribution and marketing support of our video phone product, marketing staff and related costs reductions of $591, and reduced customer service support costs of $311.

General and Administrative.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, finance and general management activities, including legal, accounting and professional fees.  General and administrative expenses were $3,526 for the year ended December 31, 2008, compared with $5,260 for the year ended December 31, 2007.  This decrease of $1,734, or 33%, is primarily a result of our efforts to reduce expenditures which resulted in reduced staffing of $481, reduced rent of $407, reduced non-cash based compensation expense of $178 and reduced professional and consulting fees of $412.

Other Income and Expense

Interest and Other Income and Interest Expense.  Interest and other income consist of interest earned on cash and cash equivalents.  The interest and other income of $51 for the year ended December 31, 2008 decreased by $127 versus the year ended December 31, 2007.  This decrease is related to reduced interest income earned on cash and cash equivalents.  During the year ended December 31, 2008 and 2007, we earned interest on average cash balances of approximately $559 and $3,670, respectively.  Interest expense for the year ended December 31, 2008 was $328 compared to $466 for 2007.  This decrease of $138, or 30%, primarily reflects lower accrued interest on reduced balances for convertible debentures issued on August 11, 2006 and October 13, 2006 (see Note 2 of the accompanying consolidated financial statements for the year ended December 31, 2008).  During the year ended December 31, 2008 and 2007, we accrued interest expense on average convertible debenture balances of approximately $5,277 and $7,712, respectively.

Income from Service Fee Contract Termination.  During the year ended December 31, 2008, we realized $3,165 of other income from the elimination of previously agreed service fees with Aequus.  See “Critical Accounting Policies – Revenue Recognition” for a discussion of the March Aequus Agreement.

Gain on trademark assignment.  In July 2007, we sold our “Shadow” trademark to T-Mobile USA, Inc. and received $500.  In addition, we obtained a license to continue the use of the mark until July 7, 2009.  We have retained all ownership in Ojo, which is our primary registered mark.

Non Cash Change in Fair Value of Derivative Warrants and Conversion Options.  For the year ended December 31, 2008 the non-cash change in fair value of derivative warrants and conversion options was a loss of $4,124.  For the year ended December 31, 2007, the non cash change in fair value of derivative warrants and conversion options was a gain of $2,432.  These marked to market adjustments are primarily a result of changes in our common stock price at each reporting period related to our June 24, 2004 private placement of our Series A Convertible Preferred Stock and Warrants and our August 11, 2006 and October 13, 2006 private placements of secured convertible debentures and Warrants.  In December 2008, WGI acquired from YA Global the secured convertible debentures we had previously issued to YA Global as well as the outstanding warrants then held by YA Global. Upon the closing of the Private Placement, scheduled for early April 2009, WGI will cancel the secured convertible debentures and warrants held by WGI.

Amortization of Debt Discount.  For the year ended December 31, 2008 and 2007, the amortization of the debt discount was $2,212 and $4,126 respectively, relating to the August 11, 2006 and October 13, 2006 private placements of secured convertible debentures.  This decrease of $1,914, or 46%, reflects a decrease of $1,921 in the amount of debt converted in 2008 compared to $2,299 converted in 2007.  The unamortized discount recognized upon debt conversion for the year 2008 was $876, compared to $3,212 for the year 2007.  The amortization of the discount not related to debt conversions was $1,336 and $914, respectively, for the years 2008 and 2007. This discount for the August 11, 2006 convertible debenture issuance was initially recorded as $4,446, and the discount for the October 13, 2006 convertible debenture issuance was initially recorded as $3,979.  These discounts are being amortized using the effective interest rate method over the three year term of the convertible debentures (see Note 2 of the accompanying consolidated financial statements for the year ended December 31, 2008).

Income Taxes.   We have incurred net operating losses since inception and accordingly have had no current income tax provision and have not recorded any income tax benefit for those losses.

Liquidity and Capital Resources

As of December 31, 2008, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, and have original maturities of less than three months.

At December 31, 2008, we had cash and cash equivalents of $429 as compared to cash and cash equivalents of $1,081 at December 31, 2007.  Net cash used in operating activities was $655 for the year ended December 31, 2008, as compared to $10,378 used for the same period in 2007. This reduced cash usage results from an increase in cash generated from operations of $9,723, or 94%, for the year ended December 31, 2008, when compared to the same period in 2007. This increase primarily reflects the funds received from Aequus in connection with the March Aequus Agreement, and our reduction in staff and overall cost of operations during the year ended December 31, 2008, including the shut down of operations during the period from January 30, 2008 through March 11, 2008.

For the year ended December 31, 2008, cash provided by investing activities was $2. For the year ended December 31, 2007, net cash provided by investing activities was $368 primarily a result of the receipt of $500 for the assignment of certain trademarks offset by $132 of investments in equipment for product development and manufacture as well as general administrative and project management purposes.

    Cash provided by financing activities during the year ended December 31, 2008 and 2007 was $1 and $1,024, respectively.  During the year ended December 31, 2007, we received a $1,000 investment from a related party.

Operations and Liquidity.

As shown in the accompanying consolidated financial statements, we have incurred recurring net losses and have an accumulated deficit of $270,857, stockholder’s deficiency of $8,190 and a working capital deficit of $8,490 as of December 31, 2008.  We have also experienced severe cash shortfalls, deferred payment of some of our operating expenses, and shut down operations for a period of time in early 2008 to conserve our cash.  At least in the short term we do not expect to generate sufficient cash from operations and will likely need to secure additional cash financing and to increase product sales.  No assurances can be given that we will be able to obtain the necessary cash for us to continue as a going concern.  These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our short term cash requirements and obligations include, inventory, accounts payable and capital expenditures from continuing operations, and operating expenses, and the repayment of the convertible debenture issued on August 11, and October 13, 2006 and which mature on August 11, and October 13, 2009, respectively. The convertible debentures have an interest rate of 6% per annum and can be converted into shares of our common stock at the holder’s option.  As of December 31, 2008 the convertible debentures have an outstanding principle balance of $4,080 (before discount) and accrued interest of $978.  In December 2008, WGI acquired from YA Global the secured convertible debentures we previously issued to YA Global as well as the outstanding warrants to purchase our common stock then held by YA Global.  On March 20, 2009, our stockholders approved the Private Placement, and upon closing of the Private Placement, scheduled for early April 2009, WGI will cancel these debentures under which approximately $5,100 in principal and accrued interest was outstanding at December 31, 2008, and will also cancel certain outstanding warrants to purchase an aggregate of 2,595,000 shares of our common stock.

To date, we have funded operations primarily through multiple private sales of equity securities, through the issuance of convertible debentures, through certain transactions and through an initial public offering of common stock in April 1999.  The financing secured on August 11, and October 13, 2006 (see Note 2 of the accompanying consolidated financial statements for the year ended December 31, 2008) has added long term debt to the balance sheet and we have pledged substantially all of our assets as collateral.  We continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, asset securitizations, or from other sources.  There can be no assurance given, however, that our efforts will be successful or that any additional financing will be available and can be consummated on terms acceptable to us if at all. If we are unable to obtain sufficient funds we may be required to further reduce the size of the organization or suspend operations which could have a material adverse impact on its business prospects.

Our ability to generate cash is dependent upon the sale of our Ojo product and on obtaining cash through capital markets.  Given that our video phone business involves the development of a new product line with no market penetration, in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of our sales efforts could also have an adverse impact on our ability to raise additional financing.

During 2004 we entered into an exclusive distribution relationship with General Instrument and beginning in April 2005, we generated revenue from the sale of our Ojo product through  General Instrument. That relationship ended in February 2006, after which we began to directly distribute and sell our products.  Although we were able to increase the number of distribution relationships with service providers and retailers carrying our products, incremental sales remained low, at least in part due to the nature of the product as one of the first entrants in a new product category, namely, personal video phones.  In the latter part of the third quarter of 2007 we began to focus on sales to the VRS market and to sell Ojo units through our relationship with Aequus and Snap!VRS (please refer to “Item 1. Business – Overview” for a discussion of our product sales to Aequus) and were primarily reliant on our relationship with Aequus for product sales.  However, due to a cash shortfall precipitated by Aequus’ failure to make payments, we shut down operations from January 30, 2008 through March 11, 2008, and despite efforts to continue a vendor/customer relationship with Aequus, due to its failure in October 2008 to pay approximately $953 owed to us for its purchase of video phones, we have terminated our reseller agreement with Aequus. We have most of the units sold to Aequus in our possession and will attempt to sell the units elsewhere to recover the $953. We continue to believe that the VRS and VRI markets provide an attractive opportunity for the sale of video phones and we have opened discussions with other VRS/VRI service providers.  However, there can be no assurance that we will be able to generate significant revenue from the sale of our video phone product, including to the VRS market.

On March 20, 2009, our stockholders approved the Private Placement more fully discussed in “Item 1. Business – Overview,” and upon closing of the transaction, scheduled for early April 2009, we will issue and sell to WGI the WGI Shares and grant WGI the Anti-Dilution Warrant in exchange for cash consideration of $1,450 and the cancellation of certain of our outstanding debentures and warrants.  In addition, in early April 2009, we expect to enter into the Commercial Relationship with ACN, pursuant to which it will agree to purchase 300,000 video phones over a two-year period and to provide us with up to $1,200 to fund software development costs.

 Based on management’s internal forecasts and assumptions, including, among others, the expected closing of the Private Placement and, upon such closing, the receipt of the payments under our agreements with WGI and ACN and assumptions regarding our short term cash requirements, we currently believe that we will have sufficient cash on hand to meet our obligations into the third quarter of 2009. Based on additional assumptions regarding short term projected revenue growth related to product sales and services to ACN, we might have sufficient cash on hand to meet our obligations into 2010.  However, there can be no assurance given that these assumptions are correct or that the revenue projections associated with product sales and services to ACN will materialize to a level that will provide us with sufficient capital to operate our business.

On October 4, 2007, our common stock was delisted from the NASDAQ Capital Market and on October 10, 2007, it commenced being quoted on the OTC Bulletin Board which made it subject to the SEC penny stock rules, and could adversely affect the market liquidity of our common stock and our ability to raise additional capital.

We continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, asset securitizations, or from other sources.  There can be no assurance given, however, that our efforts will be successful or that any additional financing will be available and can be consummated on terms acceptable to us, if at all. If we are unable to obtain sufficient funds we may be required to further reduce the size of the organization or suspend operations which could have a material adverse impact on our business prospects.

Related Parties

We have a current multi-year agreement with Mototech, an investor, to provide us with engineering and development support. As a result of this agreement, we expensed approximately $3, and $64, respectively for the years ended December 31, 2008 and 2007.  Accounts payable to this investor amounted to $1,110 and $809 at December 31, 2008 and December 31, 2007, respectively. This agreement provides for contracted services, including hardware and software development, and the creation and development of tools to facilitate our engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding. Net revenues from operations recognized from Mototech were approximately $1 and $2 for the years ended December 31, 2008 and 2007, respectively.  Accounts receivable from this investor were $8 as of December 31, 2008 and December 31, 2007.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51."  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon the adoption of SFAS No.160, we would be required to report any noncontrolling interests as a separate component of consolidated stockholders' equity. We would also be required to present any net income allocable to noncontrolling interest and net income attributable to the stockholders of the Company separately in our consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

Effective January 1, 2008, we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

Effective January 1, 2008, we adopted the provisions of SFAS 157, "Fair Value Measurements" for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. We applied the provisions of FSP FAS 157-2, "Effective Date of FASB Statement 157," which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. The deferred nonfinancial assets and liabilities include items such as property and equipment and goodwill. We are required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and it is not expected to have a material impact on our consolidated financial statements.

Effective January 1, 2008, we adopted Emerging Issue Task Force ("EITF") No. 06-1, "Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider" ("EITF 06-1"). This guidance requires the application of EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-9"), when consideration is given to a reseller or manufacturer for benefit to the service provider's end customer. EITF 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and, also, provides guidance for the classification of the expense. The adoption of EITF 06-1 did not have a material effect on our consolidated financial statements.

Effective January 1, 2008, we adopted Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment, of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of the expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. We currently use the "simplified" method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the "simplified" method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The adoption of SAB 110 did not have a material impact upon our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133", which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for us beginning on January 1, 2009. The adoption of this statement will change the disclosures related to derivative instruments we hold.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles."

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. We are assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 8.  Financial Statements and Supplementary Data.

WORLDGATE COMMUNICATIONS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Stockholders
WorldGate Communications, Inc.

We have audited the accompanying consolidated balance sheets of WorldGate Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WorldGate Communications, Inc. and its subsidiaries as of December 31, 2007 and 2008 and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and had an accumulated deficit of $271 million, stockholders’ deficiency of $8.2 million and a working capital deficit of $8.5 million at December 31, 2008. The Company also experienced severe cash shortfalls, deferred payment of some of its operating expenses, and elected to shut down its operations for a period of time during 2008. Further curtailments of its operations could be necessary in the future. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP
Melville, New York
March 25, 2009

 WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	As of December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,081	$429
Trade accounts receivable less allowance for doubtful accounts of $0 at December 31, 2007 and 2008	166	1,019
Other receivables	6	1
Inventory	1,057	1,176
Prepaid and other current assets	186	160
Total current assets	2,496	2,785
Property and equipment, net	797	234
Deposits and other assets	121	66

Total assets	$3,414	$3,085

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$747	$1,750
Accrued expenses	2,016	1,420
Accrued compensation and benefits	74	173
Detachable Warrants	236	4,360
Warranty reserve	49	17
Deferred revenues and income	252	1,762
Convertible debenture payable (net of unamortized discount of $4,499 at December 31, 2007 and $2,287 at December 31, 2008)	1,502	1,793
Total current liabilities	4,876	11,275

Commitments and contingencies
Stockholders’ deficiency:
Preferred Stock, $.01 par value, 13,492,450 shares authorized, and 0 shares issued December 31, 2007 and 2008	0	0
Common Stock, $.01 par value; 200,000,000 shares authorized; 56,939,925 shares issued and outstanding at December 31, 2007 and 118,906,345 shares issued and outstanding at December 31, 2008	569	1,189
Additional paid-in capital	259,544	261,478
Accumulated deficit	(261,575)	(270,857)
Total stockholders’ deficiency	(1,462)	(8,190)
Total liabilities and stockholders’ deficiency	$3,414	$3,085

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS,  EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31, 2007	Year Ended December 31, 2008

Net revenues
Product revenues	$2,565	$1,920
Service revenues	705	558
Other revenues	175	491
Total net revenues	3,445	2,969
Cost of revenues	3,046	1,899
Gross profit	399	1,070
Engineering and development (excluding depreciation and amortization amounts of $382, and $149, respectively)	5,315	2,316
Sales and marketing (excluding depreciation and amortization amounts of $59 and $46, respectively)	2,479	501
General and administrative (excluding depreciation and amortization amounts of $161 and $71, respectively)	5,260	3,526
Depreciation and amortization	602	266
Total expenses from operations	13,656	6,609
Loss from operations	(13,257)	(5,539)
Other income (expense)
Interest and other income	178	51
Gain on trademark assignment	500	0
Change in fair value of derivative warrants and conversion options	2,432	(4,124)
Income from service fee contract termination	0	3,165
Amortization of debt discount	(4,126)	(2,212)
Loss on equipment disposal	0	(295)
Interest and other expense	(466)	(328)
Total other (expense)	(1,482)	(3,743)
Net loss	(14,739)	(9,282)
Accretion on preferred stock, dividends and deemed dividends	(30)	0
Net loss attributable to common stockholders	$(14,769)	$(9,282)
Net loss per common share (Basic and Diluted)	$(0.32)	$(0.13)
Weighted average common shares outstanding (Basic and Diluted)	45,934,717	71,175,379

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(DOLLARS AND SHARES IN THOUSANDS)

	Common Stock		Additional Paid-In	Accumulated	Total Stock holders’ Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at January 1, 2007	41,535	$415	$248,393	$(246,806)	$2,002
Issuance of Common Stock pursuant to employee stock purchase plan	42		24		24
Issuance of Common Stock upon related party investment	2,564	26	974		1,000
Issuance of Common Stock for marketing services	376	4	263		267
Issuance of Common Stock upon conversion of redeemable preferred stock	327	3	163		166
Issuance of Common Stock to settle accrued preferred stock dividends	9		6		6
Issuance of Common Stock upon conversion of convertible debenture	12,087	121	3,529		3,650

Reclassification of derivative liability			5,384		5,384
Non-cash stock based compensation			808		808
Deemed dividend upon conversion				(4)	(4)
Accretion on preferred stock and dividends				(26)	(26)
Net Loss				(14,739)	(14,739)
Balance at December 31, 2007	56,940	569	259,544	(261,575)	(1,462)
Issuance of Common Stock pursuant to employee stock purchase plan	8		1		1
Issuance of Common Stock upon conversion of convertible debenture	61,958	620	1,301		1,921
Non-cash stock based compensation			632		632
Net Loss				(9,282)	(9,282)
Balance at December 31, 2008	118,906	$1,189	$261,478	$(270,857)	$(8,190)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Year Ended December 31, 2007	Year Ended December 31, 2008

Cash flows from operating activities:
Net loss	$(14,739)	$(9,282)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	602	266
Amortization of debt discount	4,126	2,212
Change in fair value of derivative warrants and conversion options	(2,432)	4,124
Loss on equipment disposal	0	295
Write down of inventory	293	0
Stock based compensation	1,075	632
Gain on trademark assignment	(500)	0
Bad debt expense	19	0
Changes in operating assets and liabilities:
Trade accounts receivable	53	(853)
Other receivables	11	5
Inventory	1,017	(119)
Prepaid and other current assets	304	26
Deposits and other assets	0	55
Accounts payable	(908)	1,003
Accrued expenses and other current liabilities	726	(596)
Accrued compensation and benefits	26	99
Warranty reserve	(36)	(32)
Deferred revenue and income	(15)	1,510
Net cash used in operating activities	(10,378)	(655)

Cash flows from investing activities:
Capital expenditures	(132)	(2)
Cash from trademark assignment	500	0
Proceeds from the sale of property and equipment	0	4
Net cash provided by investing activities	368	2

Cash flows from financing activities:
Proceeds from issuance of common stock	1,024	1
Net cash provided by financing activities	1,024	1
Net decrease in cash and cash equivalents	(8,986)	(652)
Cash and cash equivalents, beginning of year	10,067	1,081
Cash and cash equivalents, end of year	$1,081	$429

See Note 13 for supplemental cash flow information disclosures

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

1.  Basis of Presentation

The consolidated financial statements of WorldGate Communications, Inc. (“WorldGate” or the “Company”) presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual reports on Form 10-K. WorldGate was incorporated in Delaware in 1996 to succeed to the business of the predecessor company, WorldGate Communications, L.L.C., which commenced operations in March 1995.  WorldGate has developed a video phone designed specifically for personal video communication, and is differentiated, both from competitors and from previous efforts at personal video telephony, by providing: true-to-life communication (meaning that images and sounds are synchronized, that there are minimum delays between the two ends of the communication, and that the quality of the images is similar to what is perceived with traditional television); ease of deployment by high speed data (“HSD”) and telecommunications service providers as well as businesses; a highly styled ergonomic design; and interoperation with the public switched telephone network, or PSTN.

The consolidated financial statements of the Company include the accounts of WorldGate Communications, Inc. and its wholly owned subsidiaries WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Services LLC, Ojo Video Phone LLC and WorldGate Acquisition Corp.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s business model is primarily based upon the sale of Ojo video phones and related products and services. It is the Company’s plan for Ojo video phones to be distributed through and in partnerships with HSD and telecommunications service providers, as well as through traditional electronics distribution channels. Video phone service, using the Ojo video phone, is expected to be offered by HSD and telecommunications service providers as a means of attracting new subscribers as well as maintaining existing subscribers. The Company believes that HSD and telecommunications service providers could realize recurring incremental revenue streams associated with offering products such as the Company’s Ojo video phone, and accordingly the Company believes they will embrace the concept and business model. The suggested consumer offering for a video phone service follows the traditional HSD and telecommunications models, which may involve a subsidy of the required hardware by the recurring service fee. The Company anticipates that video phone service subscribers will be able to either purchase Ojo or lease a unit from the HSD and telecommunications service providers. There is also a parallel market for sales of video phones directly to consumers through the standard consumer electronic channels. Sales of Ojo video phones through these retail channels still require a video phone service and the Company is currently offering such a video phone service, with an associated monthly service fee, for units sold in this manner. Ojo is being marketed domestically and internationally to both the residential and business sectors through the standard consumer and business electronics channels.

2.  Summary of Significant Accounting Policies

Liquidity and Going Concern Considerations

As of December 31, 2008 the Company had cash and cash equivalents of $429.  The cash used in operations for the year ended December 31, 2008 was $655.  The funds the Company received as a result of private placements of its securities have permitted it to fund the development of the Company’s business.

The Company had $11,275 of liabilities and substantially all of its assets are pledged as collateral as of December 31, 2008. These liabilities include $4,359 of fair value of detachable warrants related to the Company’s private placement of preferred stock in June 2004 and $4,080 (including debt discount of $2,287) of debt liability related to the Company’s financing in August 2006.

The Company’s short term cash requirements and obligations include, inventory, accounts payable, capital expenditures from operations, and operating expenses and the repayment of the August and October 2006 secured convertible debenture transactions which mature in 2009 (See Note 8).

The Company has incurred recurring net losses and has an accumulated deficit of $270,857, stockholders’ deficiency of $8,190 and a working capital deficit of $8,490 as of December 31, 2008.  The Company also experienced severe cash shortfalls, deferred payment of some of its operating expenses, and elected to shut down its operations for a period of time during 2008. Further curtailments of its operations could be necessary in the future.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

On August 11, 2006 the Company completed a private placement with an institutional investor of convertible debentures in the aggregate principal amount of up to $11,000.  These convertible debentures have a maturity of three years, an interest rate of 6% per annum, and are convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted average closing price (“VWAP”) of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions).  Interest is payable at maturity, and the Company may elect to pay the interest amount in cash or shares of its common stock. Through December 31, 2008 the investors converted $6,920 of the convertible debt into 75,191,392 shares of the Company’s common stock.

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

On May 9, 2006 the Company entered into a multi-year agreement with Aequus Technologies Corp.  (“Aequus”), for Aequus to purchase Ojo video phones through its wholly owned subsidiary Snap Telecommunications Inc., (“Snap!VRS”), a provider of Video Relay Services (VRS) and Video Remote Interpreting (VRI) services for the deaf and hard of hearing.

 On June 20, 2007 the Company announced an expansion of its relationship with Aequus and Snap!VRS and in the later part of the third quarter of 2007 product shipments were commenced to Snap!VRS’ customers.

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

On March 31, 2008, the Company entered into a new agreement with Aequus and Snap!VRS (the “March Aequus Agreement”). The March Aequus Agreement inter alia, provided for the resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus including, (i) payment to the Company by Aequus of approximately $5,000 in scheduled payments over ten months commencing March 31, 2008, (ii) agreement to arbitrate approximately $1,354 claimed by the Company to be owed by Aequus for non-recurring engineering (“NRE”) costs (the “NRE Arbitration”)  and (iii) purchase of an additional $1,475 of video phones by Aequus.  As a result of the March Aequus Agreement Aequus built a new data center, with support and training provided by the Company, and began directly operating a video phone service for its customers.   During the year ended December 31, 2008, Aequus purchased $2,628 of units ($1,475 as agreed under the March Aequus Agreement and an additional $1,153 in purchases).  The Company held the units purchased by Aequus pending shipment to Aequus’ ultimate customers.  The revenue for these units was deferred per the SEC Staff Accounting Bulletin Topic 13 A (3) (a), Bill and Hold Arrangements and is recognized as and when the units were shipped to the Aequus customer.  Of the total $2,628 of units purchased by Aequus (8.2 thousand units) during the year ended December 31, 2008, $1,740 of units were shipped (5.4 thousand units) to Aequus customers and was recognized as revenue, and $888 of units purchased was recorded as deferred revenue (2.8 thousand units were still being held by the Company as of December 31, 2008).

Pursuant to the March Aequus Agreement, Aequus agreed to pay the Company $5,000 over ten months, with such amount being related to multiple deliverables each having a standalone value with objective and reliable evidence of fair value, and including: (i) a specified amount of NRE (with a fair value of $900), (ii) support and transition training to Aequus to operate its own data center (“Training,” with an estimated fair value of $358), (iii) continued use of the WorldGate video phone service center during the transition (with an estimated fair value of $230), and (iv) the elimination of  previously agreed service fees (“contract termination fee”, with a residual fair value of $3,512). These deliverables are all separate units of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenue for the NRE and Training as the service is provided.  For the year ended December 31, 2008, revenue of $133 was recognized for NRE, and $358 was recognized for Training.  The Company’s obligation regarding the NRE is to provide $900 of such NRE which may extend beyond a period of twelve months.  For the year ended December 31, 2008, the Company recorded $3,165 of contract termination fees as other income.  As of December 31, 2008 the Company had received $4,600 of the $5,000 agreed payments.  Of the $4,600 of payments, the December 31, 2008 balance sheet reflects $804 of such payments as deferred revenue and income.  In January 2009 the Company received the final remaining $400 of the $5,000 agreed payments.

In October 2008 Aequus failed to pay to WorldGate $953 owed to WorldGate for the purchase of video phones, and as a result the Company terminated its reseller agreement with Aequus.  The Company has most of the units sold to Aequus in its possession and will attempt to sell the units elsewhere to recover the $953. There can be no assurance that WorldGate will be able to sell the units and recover the $953 owed by Aequus.  The Company continues to believe that the VRS and VRI markets provide an attractive opportunity for the sale video phones and has opened discussions with other VRS/VRI service providers.

On January 27, 2009, the Company resolved the outstanding NRE Arbitration with Aequus, and in full satisfaction of the outstanding arbitration claim Aequus agreed to terminate any obligation on the part of the Company to provide certain prepaid engineering services pursuant to the March Aequus Agreement (Aequus had prepaid approximately $900 for these engineering services of which $725 was allocated to the settlement).

On December 12, 2008, the Company entered a Securities Purchase Agreement with WGI Investor LLC ("WGI"), pursuant to which the Company agreed to issue and sell to WGI a total of 202.5 million shares, which should represent 63% of the Company’s stock, after issuance, as well as a warrant to purchase up to 140.0 million shares of Common Stock in certain circumstances, in exchange for (i) total cash consideration of $1,450, (ii) the cancellation of debentures held by WGI under which approximately $5,100 in principal and accrued interest was outstanding at December 31, 2008, and (iii) the cancellation of certain of the Company's outstanding warrants held by WGI (the "Private Placement").

WGI is a private investment fund whose ownership includes owners of ACN, Inc. ("ACN"). ACN is a direct seller of telecommunications services and a distributor of video phones. Further, in December 2008, the Company agreed to enter into a commercial relationship providing for the Company to design and sell videophones to ACN (the "Commercial Relationship"). As part of the Commercial Relationship, ACN will commit to purchase 300 thousand videophones over a two-year period and will provide the Company with $1,200 to fund software development costs associated with the Commercial Relationship. In connection with the Commercial Relationship, the Company will grant ACN a warrant to purchase up to approximately 38.2 million shares of Common Stock (the “ACN Warrant”). Pursuant to the terms of the securities purchase agreement with WGI, the Company submitted for approval by its stockholders (i) the Private Placement and (ii) an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase its authorized Common Stock to 700,000,000 shares, which approvals were obtained on March 20, 2009.  Although the stockholders have approved the transaction, no assurance can be made that such closing will occur, that ACN will make the agreed to payments, that ACN will purchase the 300 thousand units, or that the units will be purchased in the committed timeframe.

In December 2008, WGI acquired from YA Global Investments, L.P. ("YA Global") the secured convertible debentures previously issued by the Company to YA Global and the outstanding warrants to purchase the Common Stock of the Company then held by YA Global.  On March 20, 2009, the Company’s stockholders approved the Private Placement and upon closing of the Private Placement scheduled for early April, WGI will cancel these debentures, under which approximately $5,100 in principal and accrued interest was outstanding at December 31, 2008, and also cancel certain outstanding warrants it holds to purchase an aggregate of 2,595,000 shares of Common Stock.

The Company’s ability to generate cash is dependent upon the sale of its Ojo product and on obtaining cash through capital markets.  Given that the Company’s video phone business involves the development of a new product line with no market penetration in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of the Company’s sales efforts could also have an adverse ability to raise additional financing.

 Based on management’s internal forecasts and assumptions, including, among others, the receipt of the payments which are currently committed to the Company, such as the payments under the Company’s agreements with WGI and ACN, upon the scheduled closing of the Private Placement and pursuant to the Commercial Relationship, and assumptions regarding its short term cash requirements, the Company currently believes that it will have sufficient cash on hand to meet its obligations into the third quarter of 2009. Based on additional assumptions regarding short term projected revenue growth related to product sales and services to ACN, the Company might have sufficient cash on hand to meet its obligations into 2010. However, there can be no assurance given that these assumptions are correct or that the revenue projections associated with product sales and services to ACN will materialize to a level that will provide the Company with sufficient capital to operate its business.

   On October 4, 2007, the Company was delisted from the NASDAQ Capital Market and on October 10, 2007 commenced being quoted on the OTC Bulletin Board which made it subject to the SEC penny stock rules, and could adversely affect the market liquidity of the Company’s common stock and its ability to raise additional capital.

The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, asset securitizations, or from other sources.  There can be no assurance given, however, that the Company’s efforts will be successful or that any additional financing will be available and can be consummated on terms acceptable to the Company, if at all. If the Company is unable to obtain sufficient funds the Company may be required to further reduce the size of the organization or suspend operations which could have a material adverse impact on its business prospects

Use of Estimates

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

Risks and uncertainties

In addition to the risks and uncertainties regarding the Company’s relationship with Aequus and Snap!VRS and WGI and ACN as discussed above under “Liquidity and Going Concern Considerations,” the Company also depends on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key components and services critical for the product the Company is developing in its video phone business. The components and raw materials used in the Company’s Ojo video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability. A formal relationship with Mototech has been established for the volume manufacture of Ojo. The Company’s non exclusive agreement with Mototech allows either party to terminate the agreement with 90 days prior notice. At the present time Mototech is the Company’s sole manufacturer of its video phones.  If Mototech or other providers of components and/or manufacturing services do not produce these components or provide their services on a timely basis, if the components or services do not meet the Company’s specifications and quality control standards, or if the components or services are otherwise flawed, the Company may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage the Company’s reputation and could adversely affect its operating results. As a result, the Company could lose potential customers and any revenues that it may have at that time may decline dramatically.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

The Company records accounts receivable at the invoiced amount.  Management reviews the receivable balances on a monthly basis.  Management analyzes collection trends, payment patterns and general credit worthiness when evaluating collectibility and requires letters of credit whenever deemed necessary.  Additionally, the Company may establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information.  Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of December 31, 2008, the Company did not have an allowance for doubtful accounts or any off-balance sheet credit exposure related to its customers.  At December 31, 2008 and 2007, approximately 96% and 82%, respectively, of accounts receivable were concentrated with one customer.  Bad debt expense recorded for the years ended December 31, 2008 and 2007 was $0 and $19, respectively.

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

Accrued Expenses

Accrued expenses at December 31, 2008 of $1,420 primarily consisted of $978 of interest on convertible debentures as described below in “Accounting for Preferred Shares and Derivative Shares,” and $157 of contingent penalties (See Note 15).  Accrued expenses at December 31, 2007 of $2,016 primarily consisted of $658 of interest on convertible debentures, $157 of contingent penalties and $802 of inventory purchases.

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

With respect to the Company’s accounting for the preferred stock, Emerging Issues Task Force (“EITF”) Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the preferred stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential failure in the Company’s ability to maintain an effective registration statement. Furthermore, the actual number of shares of common stock required to satisfy redemption is based upon the market value of the common stock at the time of the redemption, which cannot be predicted. Accordingly, the Company has classified the preferred stock as temporary equity and the value ascribed to the redeemable preferred stock upon initial issuance, i.e. at June 24, 2004, was the amount received in the transaction minus the fair value ascribed to the conversion options and warrants. The initial value of the redeemable preferred stock is accreted up to the redemption value (the amount received in the transaction) over the future relevant periods using the interest method. The value of the redeemable preferred stock at December 31, 2008 and 2007 was $0.

The terms of the preferred stock included certain conversion options that represented derivative financial instruments under paragraph 12 of SFAS No. 133 “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and thus were separated from the preferred stock and valued using the Black-Scholes option pricing model.  The conversion options included certain provisions that could have resulted in a variable number of shares to be issued upon conversion, adjustment to the strike price at which conversion shares would be determined, or the requirement for the Company to settle the conversion options in cash.  EITF 00-19, “Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) states that if the conversion options require net cash settlement in the event of circumstances that are not solely within the Company’s control they should be classified as a liability measured at fair value on the balance sheet.

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

The Company accounts for both the conversion options and warrants using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings.  On June 23, 2007, the holder converted the remaining 166 shares of preferred stock into 326,471 shares of common stock.  As a result of this conversion, the conversion option liability was reclassified to equity.  The remaining warrants are valued using the Black-Scholes valuation model. At December 31, 2008 and 2007, the closing common stock price was $0.38 and $0.19, respectively, applicable volatility rates were 451% and 108%, respectively, and the period close risk-free interest rates were approximately 0.27% and 3.20%, respectively, the instrument’s contractual lives were 0.5 and 1.5 years, respectively, (continuously compounded), and represent the key assumptions used in the valuation calculation.  The result was a $4,124 non cash charge for the year ended December 31, 2008, and a $772 non cash gain for the year ended December 31, 2007.

After the mark to market adjustments, the balances of the warrants derivative liability were $4,359 and $236, respectively, at December 31, 2008 and 2007.

Accounting for Secured Convertible Debenture and Related Warrants.

On August 11, 2006 the Company completed a private placement with an institutional investor of a convertible debenture in the aggregate principal amount of $11,000.  This convertible debenture has a maturity of three years, an interest rate of 6% per annum, and is convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily  volume weighted closing price (“VWAP”) of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions). The number of shares available is subject to an overall limit on the number of issuable shares, as further described below.  Interest is payable at maturity, and the Company may elect to pay the interest amount in cash or shares of its common stock. There was approximately $978 of accrued interest as of December 31, 2008.  For the year ended December 31,2007  the investors converted $3,650 of the convertible debt into 12,086,946 shares of the Company’s common stock. For the year ended December 31, 2008 the investors converted $1,921 into 61,958,168 shares of the Company’s common stock.  Through December 31, 2008 the investors converted $6,920 of the convertible debt into 75,191,392 shares of the Company’s common stock.

The Company received $6,000 ($5,615, net of transaction costs) upon the closing of the transaction on August 11, 2006 (the “First Tranche”) and the remaining $5,000 ($4,700, net of transaction costs) was received on October 13, 2006 (the “Second Tranche”) after receiving stockholder approval on October 11, 2006 and obtaining an effective registration of the shares of common stock issued and issuable upon conversion of the convertible debentures in the First Tranche of this transaction.  On May 18, 2007 the Company and the investor amended the terms of the secured convertible debentures to remove the investor’s ability, upon conversion of the debentures, to demand cash in lieu of shares of common stock and to clarify that the Company may issue restrictive shares if there is no effective registration statement at the time of conversion. This amendment of the terms of the convertible debentures permits the Company to reclassify the derivative conversion option liability embedded in the convertible debentures from debt to equity.

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

There are some restrictions on the holder’s right to convert the convertible debentures.  The holder cannot make any conversions below $1.75 per share (i) until the earlier of the date registered common stock can be issued pursuant to such conversion or January 1, 2007, (ii) which would exceed $500 in principal amount in any calendar month, or (iii) which would result in the issuance of more than 840,000 shares of the Company’s common stock per calendar month (provided that this maximum share limit will be waived by the Company unless it elects to pay the holder in cash the difference in value between 840,000 shares and the number of shares the holders wishes to convert, up to the $500 per month conversion limit). On May 31, 2007, the Company waived this maximum share limit for a certain conversion of $500, and permitted the issuance of an additional 286,634 shares of common stock, in lieu of making a cash payment.  If the Company is in default under the convertible debentures, these limitations are waived. The holder is also not restricted in making conversions at $1.75.  In no case, however may the holder convert the convertible debentures if it would result in beneficial ownership of more than 9.99% of the Company’s outstanding common stock (though this provision can be waived by the holder upon 65 days prior notice).  If the Company, at any time while the convertible debentures are outstanding, shall (a) pay a stock dividend or otherwise make a distribution or distributions on shares of its common stock or any other equity or equity equivalent securities payable in shares of common stock, (b) subdivide outstanding shares of common stock into a larger number of shares, (c) combine (including by way of reverse stock split) outstanding shares of common stock into a smaller number of shares, or (d) issue by reclassification of shares of the common stock any shares of capital stock of the Company, then the convertible debenture holder is entitled to have the conversion price adjusted to correspond to common stock holders’ rights to any such stock dividend, stock split, stock combination or reclassification of shares. The $1.75 conversion price is also subject to a weighted average dilution adjustment if the Company issues shares (apart from certain excluded issuances) of its capital stock at an effective price per share less than the conversion price, as defined above. The Company received a one-time waiver from its institutional investor of the dilution adjustment related to the issuance of common stock and warrants to Antonio Tomasello, a private investor and father of David Tomasello, a director of the Company who resigned on January 2, 2009.  The Company also granted the convertible debentures holders a security interest in substantially all of its assets.  Moreover, the Company is required to register the shares of common stock issuable to the investor for resale to the public pursuant to a registration rights agreement, containing customary terms, conditions and indemnities.  The private placement includes numerous provisions intended to protect the institutional investor, including a cash payment penalty in which the Company shall pay liquidated damages to the selling security holder in the event that (i) a registration statement is not timely filed, (ii) a registration statement is not timely declared effective by the SEC or (iii) sales cannot be made pursuant to the registration statement.  Such liquidated damages shall be equal to 1% of the liquidated value of the outstanding convertible debentures for each thirty day period in which the Company fails to satisfy provisions (i), (ii) or (iii) above.  In no event, however, shall liquidated damages exceed 12% of the aggregate purchase price of $11,000, which is $1,320.  Pursuant to the Amendment and Waiver, dated November 22, 2006, as amended, between the Company and the selling security holder, the parties eliminated liquidated damages for the Company’s failure to satisfy clauses (i) and (ii) above in connection with the Second Tranche.  Accordingly, the Company has recorded no liability in connection with these liquidated damage provisions.

In addition, the aggregate number of shares to be issued upon conversion, exercise of the warrants, payment for commitment shares, and payment of liquidated damages pursuant to the registration rights agreement has been limited to 61,111,111 shares of common stock. On September 19, 2006, the Company’s registration statement to register the shares under this private placement was declared effective.  In December 2008 the Company increased this share limitation of the aggregate number of shares to be issued to 75,368,811 shares of common stock.

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

Prior to the May 18, 2007 amendment, subject to the share limitation, as discussed above, the actual number of shares of the Company’s common stock that would be required if a conversion of the convertible debenture was made through the issuance of common stock  could not be predicted.  If the Company’s requirements to issue shares under these convertible debenture agreements had exceeded the share limitation, or if it was not listed or quoted for trading on at least the OTCBB, the Company could have been required to settle the conversion of the convertible debentures with cash instead of its common stock.

The Company initially accounted for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”)  SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19.   EITF 00-19 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control that they should be classified as a liability measured at fair value on the balance sheet.  Effective January 1, 2007, the Company adopted the provisions of EITF Issue No. 06-7, "Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in Financial Accounting Standards Board (“FASB”) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities" ("EITF 06-7").  Under EITF 06-7, at the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders' equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS 133 and the amount of the liability for the conversion option reclassified to stockholders' equity.  On May 18, 2007 the Company and the investor amended the terms of the secured convertible debentures to remove the investor’s ability, upon conversion of the debentures, to demand cash in lieu of shares of common stock and to clarify that the Company may issue restricted shares if there is no effective registration statement at the time of conversion.  This amendment of the terms of the convertible debenture permits the Company to reclassify $5,384 of the embedded derivative conversion option liability to stockholders' equity.  The discount on the convertible debentures of $5,240 is based on amortization until October 2009.

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

During the years ended December 31, 2008 and 2007, $1,921 and $3,650 respectively in face value of the convertible debentures was converted, resulting in the issuance of 61,958,168 and 12,086,946 shares of common stock respectively.  As a result of the amortization and conversion, $2,212 and $4,126, respectively, of the discount on the convertible debenture has been charged to discount amortization and approximately $0 and $1,048, respectively of the conversion option on the convertible debt was reclassified upon conversion to additional paid in capital during the years ended December 31, 2008 and 2007.

At December 31, 2008, the balances of the convertible debentures and the offsetting related discount were $4,080 and $2,287, respectively.

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

During the years ended December 31, 2008 and 2007, the Company shipped approximately 9 and 400 units, respectively, with a sales value of $2 and $128, respectively, to customers with a right of return.  These customers may exercise their right of return only if they do not sell the units to their respective customers.  Revenue and cost for these units were deferred in accordance with SFAS 48 “Revenue Recognition when a Right of Return Exists.”

From June 2007 through October 2008 the Company shipped its video phone product to its VRS customer, Aequus.  As part of its June 2007 agreement with this customer, the Company recognized product revenue at the time of shipment of its video phone. In addition, the Company also received service fee revenues based on a percentage of the fees earned by Aequus and for which its customer had received service. The Company recognizes this service fee revenue upon confirmation from Aequus of the fees it has earned.   The Company also receives service fee revenues from end consumers which are recognized after the services have been performed.

On March 31, 2008, the Company entered into the March Aequus Agreement.  During the year ended December 31, 2008, Aequus purchased $2,628 of units ($1,475 as agreed under the March Aequus Agreement and an additional $1,153 in purchases).  The Company held the units purchased by Aequus pending shipment to Aequus’ ultimate customers.  The revenue for these units was deferred per the SEC Staff Accounting Bulletin Topic 13 A (3) (a), “Bill and Hold Arrangements,” and was recognized as and when the units were shipped to the Aequus consumer.  Of the total $2,628 of units purchased by Aequus (8.2 thousand units) during the year ended December 31, 2008, $1,740 of units were shipped (5.4 thousand units) to Aequus customers and was recognized as revenue, and $888 of units purchased was recorded as deferred sales (2.8 thousand units were still being held by the Company as of December 31, 2008).

Pursuant to the March Aequus Agreement, Aequus agreed to pay the Company $5,000 over ten months, with such amount being related to multiple items each having a stand-alone value with objective and reliable evidence of fair value, and including: (i) a specified amount of NRE, (with a fair value of $900), (ii) support and transition training to Aequus to operate its own data center (“Training,” with an estimated fair value of $358), (iii) continued use of the WorldGate video phone service center during the transition (with an estimated fair value of $230), and (iv) the elimination of  previously agreed service fees (“contract termination fee”, with a residual fair value of $3,512).  These deliverables are all separate units of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  The Company recognizes revenue for the NRE and Training as the service is provided.  For the year ended December 31, 2008, revenue of $133 was recognized for NRE, and $358 was recognized for Training.  The Company’s obligation regarding the NRE is to provide $900 of such NRE which may extend beyond a period of twelve months.  For the year ended December 31, 2008, the Company recorded $3,165 of contract termination fees as other income.  As of December 31, 2008 the Company had received $4,600 of the $5,000 agreed payments.  Of the $4,600 of payments, the December 31, 2008 balance sheet reflects $804 of such payments as deferred revenue and income.  In January 2009, the Company received the final remaining $400 of the $5,000 agreed payments.

On January 27, 2009, the Company resolved the outstanding NRE Arbitration with Aequus, and in full satisfaction of the outstanding arbitration claim Aequus agreed to terminate any obligation on the part of the Company to provide certain prepaid engineering services pursuant to the March Aequus Agreement (Aequus had prepaid approximately $900,000 for these engineering services of which $725,000 was allocated to the settlement which will be recorded as revenue during the first quarter of 2009).

Cost of Revenues

Cost of equipment product revenues reflects primarily the purchase of video phones from the Company’s supplier Mototech.  The components and raw materials used in the Company’s Ojo video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability.

Engineering and Development Costs

Engineering and development costs are expensed as incurred. Engineering and development were $2,316 and $5,315 for the years ended December 31, 2008 and 2007, respectively.

Advertising Costs

Advertising costs, included in sales and marketing expense, are expensed in the period incurred. Advertising costs were $79 and $297 for the years ended December 31, 2008 and 2007, respectively.

Income Taxes

Provision for income taxes is determined based on the asset and liability method. The asset and liability method provides that deferred tax balances are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax liabilities or assets at the end of each period are determined using the tax rate enacted under the current tax law. The measurement of net deferred tax assets is reduced by the amount of any tax benefits that, based on available evidence, are not expected to be realized, and a corresponding valuation allowance is established.  The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2008 and 2007 due to the uncertainty regarding whether the deferred tax asset will be realized.

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes – an  Interpretation of FASB Statement No. 109(“FIN 48”). FIN 48 establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operations or cash flows (See Note 7). The Company completed analyses under Section 382 of the Internal Revenue Code.  Generally section 382 limits the utilization of an entity’s net operating loss carry forward upon a change in control.  Upon completion of this analysis, it was determined that during July 2008, the Company experienced a change of ownership, as defined under Section 382, as more fully described in Note 7. Future issuances of common stock may affect this analysis which might cause limitation in the Company’s ability to utilize net operating loss carry forwards.

Upon the closing of the Private Placement, scheduled for early April 2009, and WGI acquiring 63% of the post transaction shares of the Company, the Company has determined that the ability to utilize its remaining net operating loss carryforwards and credit carryforwards would again be subject to further annual limitations as a result of current tax law as defined under Section 382.

Stock-Based Compensation

The Company accounts for stock-based compensation utilizing  the fair value recognition provisions of SFAS No. 123 (Revised 2004), "Share-Based Payment,” (SFAS No. 123(R).  SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods.  SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating inflows.  As a result, the Company's net loss before taxes for the year ended December 31, 2008 and 2007 included approximately $632 ($0.01 per share) and  $1,075 ($0.02 per share), of stock based compensation. The stock based compensation expense is included in general and administrative expense in the consolidated statements of operations.

Consistent with the requirements of SFAS 123(R), the Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.  This approach is consistent with intraperiod allocation guidance in SFAS No. 109, “Accounting for Income Taxes,” and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income From Continuing Operations.”

Net Loss Per Share (Basic and Diluted)

Basic and diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per common share excludes potential common shares if the effect is antidilutive.  Potential common shares comprise shares of common stock issuable upon the exercise of stock options and warrants, unvested restricted stock grants and the conversion of preferred stock and convertible debt.  The potential common shares that were excluded from loss per share for the years ended December 31, 2008 and 2007 totaled 27,237,092, and 67,804,376, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, embedded and free standing derivatives, accounts receivable and accounts payable. The book value of cash and cash equivalents, accounts receivable, and accounts payable is considered to be representative of their fair value because of their short term maturities.   The carrying value of the Convertible Debentures Payable on the balance sheet as of December 31, 2008 and 2007 approximates fair value as terms approximate those currently available for similar instruments.    Free standing warrant derivative liabilities on the balance sheet at December 31, 2008 and 2007 are measured at fair value using the Black Scholes model.

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about the price that would be received to sell an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 applies to all assets and liabilities that are measured and reported on a fair value basis.

SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

    Level 1 – Observable inputs such as quoted prices in active markets;
    Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
    Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following are the Company’s major categories of liabilities measured at fair value on a recurring basis at December 31, 2008, categorized by the SFAS 157 fair value hierarchy:

Fair Value Measurements at December 31, 2008 Using Significant Unobservable Inputs:

Description	(Level 3)
Liabilities:
Derivatives	$4,360

The following is a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended
December 31, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Description	Derivatives
Liabilities:
Balance, January 1, 2008	$236
Total change in fair value included in operations	4,124

Balance, December 31, 2008	$4,360

The change in fair value recorded for Level 3 liabilities for the periods above are reported in other income (expense) on the consolidated statement of operations.

    SFAS 157 was effective for fiscal years beginning after November 15, 2007.  FASB Staff Position (“FSP”)
FAS 157-2, “Effective Date of FASB Statement No. 157”, delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008.  The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2008; accordingly, the partial adoption of SFAS 157 did not have any impact on the Company’s financial statements.  The Company will apply the provisions of SFAS 157 to non-financial assets and liabilities beginning January 1, 2009 as required by FSP FAS 157-2.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable.  As part of its cash management process, the Company performs periodic evaluation of the relative credit standing of these institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.  At December 31, 2008, all of the Company’s cash is held at two financial institutions.

In 2008 and 2007, accounts receivable primarily consisted of receivables from the sales of the Company’s video phones to retailers, distributors, service providers and from its web site.  As a result of the creditworthiness and payment history related to these sales, no allowance for potential credit losses has been recorded as of December 31, 2008 and 2007.

Sales to major customers, in excess of 10% of total revenues and accounts receivables, were as follows for each of the years ended December 31:

	Sales		Accounts Receivable
Customer	2007	2008	2007	2008

A	63%	82%	82%	96%
B	2%	0%	13%	0%

As of December 31, 2008, Mototech is the sole volume manufacturer of Ojo video phones to the Company.  A formal relationship had been established with Mototech in 2003.  Mototech is a Taiwanese manufacturer and distributor of high performance, high speed data and computer networking products. The components and raw materials used in the Company’s Ojo video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability.

At December 31, 2008 the Company has long-lived assets, with a net book value total of $152, located in the United States, and $82 located in Taiwan, R.O.C.  At December 31, 2007, the Company has long-lived assets, with a net book value total of $626, located in the United States, and $171 located in Taiwan, R.O.C.

Recent Accounting Pronouncements

                In December 2007, the FASB issued Statement of Accounting Standard ("SFAS") No. 141R, "Business Combinations," which replaces SFAS No. 141, "Business Combinations."  SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent considerations, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51."  SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests).  SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon the adoption of SFAS No.160, the Company would be required to report any non-controlling interests as a separate component of consolidated stockholders' equity. The Company would also be required to present any net income allocable to non-controlling interest and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively.  SFAS No. 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non-wholly owned business acquired in the future.

Effective January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

Effective January 1, 2008, the Company adopted Emerging Issue Task Force ("EITF") No. 06-1, "Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider" ("EITF 06-1"). This guidance requires the application of EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-9"), when consideration is given to a reseller or manufacturer for benefit to the service provider's end customer. EITF 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and, also, provides guidance for the classification of the expense. The adoption of EITF 06-1 did not have a material effect on the  consolidated financial statements of the Company.

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

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on its financial condition and results of operations.

3.   Inventory

In accordance with Accounting Research Bulletin (“ARB”) No. 43, the Company reflects such inventory at the lower of cost or market and reduced  its inventory by $0 and $293, respectively, for the years ended December 31, 2008 and 2007 to reflect such valuation.  Included in the inventory balance reported on the balance sheet as of December 31, 2008 is $745 for units purchased in a “Bill and Hold” arrangement by Aequus.

Through December 31, 2007 the Company arranged to have a total of 3.7 thousand of the reported units previously delivered to a service provider, with a value of $763, returned to its inventory, which had no impact on the Company’s results of operations as these units were fully reserved for at the point of sale.

4.   Property and Equipment

Property and equipment consist of the following at December 31, 2007 and 2008:

	2007	2008
Computer equipment and system packages	$1,363	$778
Furniture and fixtures	966	495
Hardware, software and tooling	1,347	1,188
Leasehold improvements	951	45
	4,627	2,506
Accumulated depreciation and amortization	(3,830)	(2,272)
Property and equipment, net	$797	$234

Depreciation and amortization on property and equipment in the amount of $266 and $602 was recorded for each of the years ended December 31, 2008 and 2007, respectively.

During the year ended December 31, 2008, certain equipment, furniture and fixtures were sold and disposed of during the Company’s move to a smaller facility.  The net loss realized during the year ended December 31, 2008 was $295.  There was no loss or gain realized during the year ended December 31, 2007.

5.   Accrued Expenses

The Company’s accrued expenses consisted of the following as of December 31, 2007 and 2008:

	2007	2008
Inventory purchases	$802	$0
Interest on Convertible Debt	658	978
Marketing and Advertising expenses	16	0
Contingent penalties	157	157
Other	383	285
Total	$2,016	$1,420

6.   Warranty Reserve

The Company provides a warranty covering defects arising from the sales of its video phone product. This warranty is limited to a specific time period. As of December 31, 2008 and 2007, the Company has a reserve of $17 and $49, respectively, that is based on expected and historical loss rate as a percentage of product sales.  Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. While the Company believes its estimate at December 31, 2008 is reasonable and adequate, it is subject to change based on its future sales and experience, which may require an increase or decrease in its reserve.

During the years ended December 31, 2008 and 2007, the Company reduced its warranty reserve by $32 and $36, respectively.  The adjustment in 2008 and 2007 reflects warranty claims of $5 and $49, respectively, increases of $32 and $49, respectively, for additional warranty costs from increased product sales and $5 and $91, respectively, of expired warranties based on the term of warranty issued.

7.   Income Taxes

The significant components of the net deferred tax asset at December 31, 2007 and 2008 are as follows:

	2007	2008

Federal tax loss carryforward	$78,374	$2,434
State tax loss carryforward	5,635	715
Property and equipment	1,255	677
Research and experimentation credit	3,961	144
Officers’ compensation, accrued expenses and other	1,084	1,938
Inventory	582	449
	90,891	6,357
Valuation allowance	(90,891)	(6,357)
	$0	$0

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2007 an 2008:

	2007		2008

U.S. Federal statutory rate	(34	) %	(34)%
Permanent items	15		23
Increase in valuation allowance	19		11
Effective rate	0%		0%

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

At December 31, 2008, the Company had net operating loss carryforwards (“NOL’s) of approximately $237,630 for federal tax purposes, expiring between 2012 and 2028. The NOL’s for state purposes is approximately $190,110, which will expire through 2028. The Company also has federal research and experimental credit carryforwards of approximately $4,331.

During July 2008, the Company experienced a change of ownership as defined within the Internal Revenue Code Section 382. As a result of this change, which is defined as a more than 50% change in ownership over a three year period, the Company’s net operating loss carryforward will be limited. Such limitations are based on the market value of the Company at the time of the ownership change (July 2008) multiplied by the long-term exempt rate supplied by the Internal Revenue Service, which was 4.71% at the date of change.  Due to the limitations imposed by this Code Section, the Company will be unable to utilize significant amounts of its NOL’s and the remaining amounts will be subject to an annual limitation of $326.

The federal net operating loss carryforward lost and remaining amounts available for carryforward at December 31, 2008 are:

Total 2008 NOL’s	$237,630
Total NOL’s lost due to Sec 382 limitations	230,470
NOL’s remaining subject to annual limitation	$7,160

The state net operating loss carryforward lost and remaining amounts available for carryforward at December 31, 2008 are:

Total 2008 NOL’s	$190,110
Total NOL’s lost due to Sec 382 limitations	182,950
NOL’s remaining subject to annual limitation	$7,160

These carryforwards may be applied as a reduction to future taxable income of the Company, if any, subject to annual limitations to the pre-change losses. The state net operating losses are also limited by state law to a maximum utilization of $2,000 per year per entity for losses generated in 2006 and prior and $3,000 per entity for losses generated 2007 and beyond.

The federal research and experimental credit will also be subject to an annual limitation. Due to the limitation, all but $144 of the credit is lost.  The federal credits remaining will expire in 2028. All state research and experimentation credit carryovers have been refunded and no state credit remains.

Upon the closing of the Private Placement, scheduled for early April 2009, and WGI acquiring 63% of the post transaction shares of the Company, the Company has determined that the ability to utilize its remaining net operating loss carryforwards and credit carryforwards would again be subject to further annual limitations as a result of current tax law as defined under Section 382.

The Company has adopted the provisions of FIN 48 on January 1, 2007.  FIN 48 provides guidance on recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified its federal tax return and its state tax return in Pennsylvania as "major" tax jurisdictions, as defined within FIN 48.  Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2005 through 2008, the only periods subject to examination.  The Company believes that it is more likely than not, that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  There were no amounts accrued for penalties or interest as of or during year ended December 31, 2008.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

8.   Secured Convertible Debentures

On August 11, 2006 and October 13, 2006 the Company issued to an institutional investor convertible debentures in the aggregate principal amount of $11,000 (for more details, refer to Note 2).  These convertible debentures have a maturity of three years from the date of issuance, an interest rate of 6% per annum, and are convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted average closing prices (“VWAP”) of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions).   Interest is payable at maturity, and may be paid in cash or shares of the Company’s common stock.  The Company recorded interest and accrued interest expense of $320, and $464 for the years ended December 31, 2008 and 2007, respectively.

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

In December 2008, WGI acquired from YA Global the secured convertible debentures previously issued by the Company to YA Global and the outstanding warrants to purchase the Common Stock of the Company then held by YA Global. On March 20, 2009, the Company’s stockholders approved the Private Placement, and upon closing of the Private Placement, scheduled for early April, 2009, WGI will cancel these debentures held by WGI under which approximately $5.1 million in principal and accrued interest was outstanding at December 31, 2008, and will also cancel certain outstanding warrants to purchase an aggregate of 2,595,000 shares of Common Stock held by WGI.  As part of the agreement with WGI, the Company increased the share limitation of the aggregate number of shares to be issued upon conversion under the convertible debentures, exercise of the warrants, payment for commitment shares, and payment of liquidated damages pursuant to the registration rights agreement to 75,368,811 shares of common stock.

During the year ended December 31, 2008, $1,921 in face value of the convertible debentures was converted, resulting in the issuance of 61,958,169 shares of common stock.  As a result of amortization and the conversions, $2,212 of the discount on the convertible debenture has been charged to discount amortization.

At December 31, 2008, the balances of the convertible debentures and the offsetting related discount were $4,080 and $2,287, respectively.

9.   Stockholders’ Equity

Common Stock

On December 13, 2007 the Company received stockholder approval to increase the authorized common shares from 120,000,000 to 200,000,000.  On March 20, 2009, the Company received stockholder approval to increase the authorized common shares from 200,000,000 to 700,000,000.

Preferred Stock

The Company has the authority to issue from time to time up to an aggregate of 13,500,000 shares of preferred stock in one or more classes or series and to determine the designation and the number of shares of any class or series as well as the voting rights, preferences, limitations and special rights, if any, of the shares of any class or series.  At December 31, 2008 and 2007 there was no preferred stock outstanding.

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

Of the 7,550 preferred shares issued under this private placement, all shares have been redeemed as of June 2007.

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

In connection with the December 2003 and January 2004 private placements, the Company issued 1,020,000 warrants and 10,000 additional investment rights to purchase shares of common stock. For the December 2003 transactions the warrants had an exercise price of $1.00 per share and the additional investment rights were priced at $0.80 per share. For the January 2004 transaction the warrants had an exercise price of $1.875 per share and the addition investment rights were priced at $1.50 per share. In addition, if the selling security holders exercise their additional investment rights, the Company will be obligated to issue additional warrants to purchase its common stock at an exercise price of $1.00 per share and $1.875 per share, respectively, for the December 2003 and the January 2004 transactions. These warrants expired on December 3, 2008 and January 20, 2009, respectively.

In connection with the Development and Distribution Agreement with General Instrument, the Company issued warrants in April and September 2004 to General Instrument to purchase 600,000 shares of its common stock, 300,000 at an exercise price of $1.4375 per share with the execution of the agreement in April 2004, and 300,000 at an exercise price of $1.75 upon the delivery to General Instrument of acceptable prototypes for the product.  These warrants will expire on April 27, 2009 and September 21, 2009, respectively and were fully vested on their date of grant.

In connection with the June 2004 private placement  the Company issued five-year warrants to purchase up to 803,190 shares of its common stock at an exercise price of $2.69 per share and five-year warrants to purchase up to 803,190 shares of its common stock at an exercise price of $3.14 per share. The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of common stock shares at $3.14 a share. This exercise price of the warrants is subject to adjustment if, at any time after the date the warrants were issued, the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale.  Accordingly, the number of common shares that will be issued upon the exercise of the warrants cannot be predicted.  As of December 31, 2006, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised.  All of the additional investment rights had been exercised as of December 31, 2006.   Based on anti-dilution provisions contained within this private placement the $2.69 warrants were modified to an exercise price of $0.31 as of December 31, 2008 and the number of outstanding warrants were increased by 5,227,287 to a total of 5,905,477 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.  Based on anti-dilution provisions contained within this private placement the $3.14 warrants were also modified to an exercise price of $.33 as of December 31, 2008 and the number of outstanding warrants were increased by 6,164,765 to a total of 6,916,040 related to the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to these issuances.

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

On September 24, 2007, the Company completed a private placement with Antonio Tomasello, a private investor who is the father of David Tomasello, a former director of the Company, of its common stock in the principal amount of $1,000.  As part of the private placement, the Company issued to the investor 2,564,102 shares of common stock and warrants to purchase a total of 2,564,102 shares of common stock, with an exercise price of $0.485 per share.

A summary of the Company warrant activity for the year ended December 31, 2008, is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, January 1, 2008	13,234,024	$1.46
Granted	12,821,517	0.32
Exercised	0	0
Cancelled / Forfeited	(5,909,230)	(0.74))

Outstanding, December 31, 2008	20,146,311	0.96	1.26
Exercisable, December 31, 2008	20,146,311

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

Both the 1996 Plan and its successor, the 2003 Plan are administered by a committee of the Board of Directors. The committee determines the term of each award, provided, however, that the exercise period may not exceed ten years from the date of grant, and for ISOs, in certain instances, may not exceed five years. The options granted under both Plans vest ratably over a four-year period from the date of grant.  As of December 31, 2008 there were 2,939,482 shares available to grant under the Plans and 6,913,364 options and restricted shares outstanding.  As of December 31, 2007 there were 1,197,029 shares available to grant under the Plan and 6,808,342 options and restricted shares outstanding.

Options granted during the year ended December 31, 2008 vest over four years and expire in ten years from the date of grant under the Plan. The weighted-average fair values of the options granted were $0.08, and $0.33 per option during the years ended December 31, 2008 and 2007, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes fair value option valuation model. The following weighted-average assumptions were used for grants in 2008 and 2007, respectively: expected volatility of 119.2%, and 85%; average risk-free interest rates of 3.01% and 4.33%; dividend yield of 0%; and expected lives of 4.1 and 6.2 years.

On July 29, 2008, the Company’s Board of Directors approved a re-pricing of 3,756,132 stock options, which represented all outstanding stock options that had been issued to employees of the Company prior to January 1, 2008.  The new exercise price was established as the closing price of the Company’s stock on that date, which was $0.108.   All other terms of the stock options will remain the same.  In accordance with the provisions of SFAS 123(R), this re-pricing resulted in the Company recording additional compensation expense of $133 on July 29, 2008.

A summary of the Company’s stock plan is presented below:
	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding, January 1, 2008	5,907,342	$1.53	$0

Granted	5,356,107	$0. 11
Exercised	0	$0
Cancelled/forfeited	(5,183,085)	$1.545
Outstanding, December 31, 2008	6,080,364	$0.27	$1,435,875

Exercisable, December 31, 2008	3,545,432	$0.36	$791,974

As of December 31, 2008, there was $494 of total unrecognized compensation arrangements granted under the Plan. The cost is expected to be recognized through 2011.

The following table summarizes information about stock options outstanding at December 31, 2008:
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 - $0.39	5,363,632	6.77	$0.11	2,926,200	$0.11
$0.40 - $0.59	86,500	8.17	0.49	26,500	0.48
$0.60 - $0.89	289,492	5.97	0.60	289,492	0.60
$0.90 - $1.34	6,500	3.57	1.20	6,500	1.20
$1.35 - $2.01	83,665	5.19	1.72	58,665	1. 78
$2.02 - $3.02	193,000	4.23	2.39	193,000	2.39
$3.03 - $4.53	54,000	6.20	3.60	41,500	3.59
$4.54 - $6.80	2,025	1.94	6.34	2,025	6.34
$6.81 - $10.20	0	0	0	0	0
$10.20 - $15.30	0	0	0	0	0
$15.31 - $22.95	1,550	0.21	16.50	1,550	16.50
$22.96 - $34.43	0	0	0	0	0
	6,080,364	6.64	$0.27	3,545,432	$0.36

The total fair value of the shares vested during the years ended December 31, 2008 and 2007 was $553 and $826, respectively.  There were no options exercised during the years ended December 31, 2008 and 2007.

Restricted Stock Grants

Performance based shares were granted on October 3 and December 20 of 2007 to certain senior executives.  The 1,151,000 shares awarded are subject to vesting under certain performance criteria of which 250,000 shares have since been forfeited. The Performance based shares expire in ten years and vest upon the Company meeting the vesting criteria:  10% of the shares vest upon achieving each of a 10%, 20%, 30% 40% and 50% increase in the Company’s total gross revenue in a quarter over its third quarter 2007 total gross revenue shown on the Company’s statement of operations as reported in its SEC filings and 25% of the shares vest upon the Company’s achievement of (1) a quarterly operating cash break even (defined as zero or positive “net cash provided by operations” consistent with or as reported on the “Consolidated Statement  of Cash Flows” in the financial statements filed with SEC) and (2) a 10% net income as a percent of revenue. The Performance Grants had a fair value of $198 on their dates of grant of October 3 and December 20, 2007.  As of December 31, 2008, it was determined that is was more likely than not that the performance grants would be not be earned and therefore there was no compensation expense recorded for these grants.

The following table is the summary of the Company’s non-vested restricted shares as of December 31, 2008 and changes during the year then ended:

Shares
Nonvested as of January 1, 2008	901,000
Granted	0
Vested	0
Forfeited	(68,000)

Nonvested as of December 31, 2008	833,000

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

During 2008 and 2007, the Company sold 8,251 and 42,262 shares of common stock under the Stock Purchase Plan for proceeds of $1 and $24, respectively

10.  Commitments and Contingencies

Leases

On September 1, 2005 the Company executed a lease for 42,500 square feet at an annual rate of $11.40 per square foot with a 3% increase annually, cancelable by either party with eight months notice, with a termination by tenant also including six months termination fee.    In March 2008 the parties agreed in principle to a new lease (with the expectation of the cancellation of the prior lease with no termination cost) for a smaller space within the current facility consisting of approximately 17,000 square feet at an annual rent of $7 per square foot. The parties have agreed that the new lease will be able to be cancelled by either party upon 90 days notice with no termination costs.  Total rent expense for the years ended December 31, 2008 and 2007 amounted to approximately $250 and $657, respectively.

In December 2008, the Company entered into a new 60 month lease for office equipment.  As of December 31, 2008 there remains a total of $45 to be paid over the remaining period of this lease.

Disclosure of Contractual Obligations

The future minimum contractual rental commitments under non-cancelable leases for each of the fiscal years ending December 31 are as follows:

2009	$546
2010	375
2011	11
2012	11
Total	$943

Legal Proceedings

Although from time to time we may be involved in litigation as a routine matter in conducting the Company’s business, we are not currently involved in any litigation which we believe is material to the Company’s operations or balance sheet. During the first fiscal quarter 2008 the Company was involved in a dispute with Aequus Technologies.  With the exception of certain non-recurring engineering, in the amount of approximately $1,354, which was the subject of the NRE Arbitration between the parties, this dispute was settled as part of the March Aequus Agreement (see Note 2).  On January 27, 2009, the Company resolved the outstanding NRE Arbitration with Aequus, and in full satisfaction of the outstanding arbitration claim Aequus agreed to terminate any obligation on the part of the Company to provide certain prepaid engineering services pursuant to the March Aequus Agreement (Aequus had prepaid approximately $900 for these engineering services of which $725 was allocated to the settlement).

 When the Company is involved in disputes or other legal proceedings it complies with the requirements of currently prevailing accounting standards and provides for accruals where a liability is probable and a reasonable estimate can be made as to the probable amount of such liability.

11.  Significant Agreements and Transactions

The Company has a current multi-year agreement with Mototech , an investor, to provide the Company with engineering and development support. As a result of this agreement, the Company has expensed approximately $3 and $64, respectively for the years ended December 31, 2008 and 2007.  Accounts payable to this investor amounted to $1,110 and $809 at December 31, 2008 and December 31, 2007, respectively. This agreement provides for contracted services, including hardware and software development, and the creation and development of tools to facilitate the Company’s engineering efforts. This agreement does not provide for ongoing royalties, purchase provisions, or for any requirement to provide additional funding to the Company.  Net revenues from operations recognized from Mototech were approximately $1 and $2 for the years ended December 31, 2008 and 2007, respectively.  Accounts receivable from this investor were $8, as of December 31, 2008 and December 31, 2007.

In July, 2007, the Company sold its “Shadow” trademark to T-Mobile USA, Inc. and received $500.  In addition, the Company obtained a license to continue its use of the mark until July 7, 2009.  The Company has retained all ownership in Ojo, which is its primary registered mark.

On September 24, 2007, the Company completed a private placement with Antonio Tomasello, a private investor who is the father of David Tomasello, a former director of the Company, of its common stock in the principal amount of $1,000.  As part of the private placement, the Company issued to the investor 2,564,102 shares of common stock and warrants to purchase a total of 2,564,102 shares of common stock, with an exercise price of $0.485 per share.

12.  Employee Benefit Plan

The Company maintains a new Retirement Savings Plan that is funded by the participant’s salary reduction contributions. All employees of the Company are eligible to participate in the plan upon joining the Company. The plan is intended to permit any eligible employee who wishes to participate to contribute up to 12% of the employee’s compensation on a before-tax basis under Section 401(k) of the Internal Revenue Code. The plan provides for discretionary Company matching contributions and discretionary Company profit-sharing contributions. Contributions are invested, in such proportions as the employee may elect in a variety of mutual investment funds. During the years ended December 31, 2008 and 2007, the Company made no matching or discretionary profit-sharing contributions to the plan.

13.  Supplemental disclosure of cash flow information

	Year Ended December 31
	2007	2008

Cash paid for interest	$0	$9

Non-cash investing and financing activities:
Accretion on preferred stock	26	0
Conversion of preferred stock to common stock	166	0
Conversion of convertible debenture to common stock	3,650	1,921
Deemed dividend on conversion of preferred stock	4	0
Common stock issued for accrued dividends	6	0
Reclassification of conversion liability	5,384	0

14.  Subsequent Events.

On February 4, 2009, WGI advanced $550 to the Company as part of the Private Placement which is scheduled  to be closed in early April 2009 (see Note 2).  The Company issued a promissory note, with an interest rate of 6% per annum, in the amount of the advance, which promissory note will be cancelled in the event the Private Placement is consummated and due on May 1, 2009 if it is not consummated.

On March 20, 2009, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the total number of authorized shares of common stock to 700,000,000.

On March 23, 2009, WGI advanced $200 to the Company as part of the Private Placement which is scheduled  to be closed in early April 2009 (see Note 2).  The Company issued a promissory note, with an interest rate of 6% per annum, in the amount of the advance, which promissory note will be cancelled in the event the Private Placement is consummated and due on May 1, 2009 if it is not consummated.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2008.  The Company’s Chief Executive Officer and Chief Financial Officer determined that the Company had a material weakness related to the lack of internal GAAP expertise to assist with the accounting and reporting of complex financial transactions.  The limited Company resources as well as the Company’s focus and efforts toward keeping the Company solvent contributed to the material weakness.  As a result, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, its disclosure controls and procedures were not designed properly and were not effective in ensuring that the information required to be disclosed by the Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

The staff additions to the Company required to maintain internal GAAP expertise to assist with the accounting and reporting of complex financial transactions to meet the required compliance guidelines are costly and will negatively impact future financial results.  In addition, there is no assurance that the necessary resources required for remedy of our material weakness will be available, and even if they are available there is no assurance that we will be able to conclude that our reporting systems are appropriately designed or effective, or that a material weakness will not be found in our internal controls over financial reporting, which could result in a material misstatement in future financial statements.

(b)   Management's Annual Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework.

Based on management's assessment, management concluded that internal controls over financial reporting were not effective, as of December 31, 2008, due to a material weakness related to the lack of internal GAAP expertise to assist with the accounting and reporting of complex financial transactions. This annual report does not include an attestation report of the Company’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only managements report in this annual report.

(c)   Changes in internal control over financial reporting.

No change was made in the fourth quarter of 2008 to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

Item 9B.  Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our business is managed by the Company’s executive officers under the direction of our Board of Directors, in accordance with the Delaware General Corporation Law and our Bylaws.  Members of the Board are kept informed of our business through discussions with the Company’s executive officers, by reviewing materials provided to them and by participating in regular and special meetings of the Board and its committees.  In addition, to promote open discussion among our non-employee Directors, those Directors meet in regularly scheduled executive sessions without the participation of management or employee Directors.

As of March 20, 2009 our executive officers and directors were as follows:

Name	Age	Position
Hal M. Krisbergh	61	Chairman of the Board of Directors and Chief Executive Officer
Joel Boyarski	62	Vice President and Chief Financial Officer
Randall J. Gort	59	Vice President, Chief Legal Officer and Secretary
James E. McLoughlin	56	Vice President, Account Development and Marketing
Steven C. Davidson(2)	60	Director
Clarence L. Irving, Jr.(1)(3)	53	Director
Martin Jaffe(2)	62	Director
Jeff Morris(1)	56	Director
Lemuel Tarshis(2)(3)	67	Director

(1)          Member of Compensation Committee
(2)          Member of Audit Committee
(3)          Member of the Corporate Governance and Nominating Committee

All Executive Officers serve at the pleasure of the Board.  Each director holds office until the election and qualification of the director’s successor at the next annual meeting of stockholders or until the director’s earlier death, removal or resignation.  Effective as of the closing of the Private Placement, and pursuant to its terms, all of our directors, other than Harold M. Krisbergh, the Company's current Chairman and CEO, will resign from the board and four WGI nominees will be appointed to the board of directors. Each of the WGI nominees is a principal of WGI. Under the terms of the Rights Agreement to be entered into in connection with the Private Placement, WGI will have the right to nominate a total of four of the seven members of our board of directors, which nomination right will be reduced by one director for each reduction in its beneficial ownership of our Common Stock (including any warrants or other purchase rights) below thresholds of 50%, 43%, 29% and 14% of our voting stock. To the extent that such nomination right decreases, the corresponding number of WGI nominees will offer to tender their resignation for acceptance by our board of directors..  The board of directors will select two independent directors to fill the remaining vacancies on the board of directors.  Information regarding each of the four WGI nominees that will be appointed to our board of directors as of the closing of the Private Placement is provided below under the heading “Information Regarding New Directors.”

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

Martin Jaffe has been a member of our board of directors since April 2002. Since January 2002, Mr. Jaffe has been the Chief Operating Officer, Managing Director and Co-Founder of Silvercrest Asset Management Group LLC, an independent, employee-owned, registered investment advisor which provides asset management and family office services to families and select institutional investors. From November 2000 until September 2001, Mr. Jaffe was Chief Financial Officer of Credit Suisse Asset Management Group LLC, and from 1981 until November 2000, Mr. Jaffe was Chief Operating Officer of Donaldson, Lufkin & Jenrette Asset Management Group. Messrs. Jaffe and Tarshis are brothers-in-law.

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

Lemuel A. Tarshis has been a member of our board of directors since April 2001. Since August 1991, Dr. Tarshis has been a director for the Howe School Alliance for Technology Management at the Stevens Institute of Technology.  Dr. Tarshis also currently is a director for both Aequus Technologies Corp. and Life-Pack Technologies, Inc.  In addition, he has worked as a management consultant for Lucent Technologies Inc., Bell Atlantic, GTECH Corporation, AT&T Corporation, Aequus Technologies and Life-Pack Technologies.  Messrs. Jaffe and Tarshis are brothers-in-law.

Information Regarding New Directors

In accordance with the terms of the Private Placement, the following new directors will be appointed to the board of directors of the Company:

Robert Stevanovski, age 45, is one of the co-founders of ACN. Mr. Stevanovski has served as Chairman of ACN since its founding in 1993. Mr. Stevanovski is the brother of David Stevanovski.

Gregory Provenzano, age 49, is one of the co-founders of ACN. Mr. Provenzano has served as President of ACN since its founding in 1993.

Anthony Cassara, age 54, currently serves as President of Cassara Management Group, Inc., a privately held business counseling practice focused on the telecommunications industry. Prior to founding Cassara Management Group, Mr. Cassara was President of the Carrier Services division at Frontier Corporation and later at Global Crossing.

David Stevanovski, age 42, has served in a number of positions at ACN since joining ACN in 1996, and currently serves as Chief Operating Officer of ACN North America. Mr. Stevanovski is the brother of Robert Stevanovski.

Code of Conduct

The Company has adopted a Code of Conduct that applies to all of our directors and employees, including, without limitation, our principal executive officer, our principal financial and accounting officer, and all of our employees performing financial or accounting functions.  The Company has posted our Code of Conduct on our website, www.wgate.com, under the “About Us” section. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provisions of our Code of Conduct by posting such information on our website at the location specified above. You can request a copy of our Code of Conduct, at no cost, by contacting Investor Relations, c/o WorldGate Communications, 3190 Tremont Ave., Trevose, PA  19053.

Board and Committee Meetings

During Fiscal Year 2008, our Board of Directors held seventeen meetings.  Each member of the Board except Messrs. Davidson, Irving and Tomasello attended at least 75% of the total number of meetings of the Board and all committees on which he sits.  The Board also acts by unanimous written consent from time to time.

Board Committees

The standing committees of our Board of Directors consist of the Audit Committee, Compensation and Stock Option Committee and Corporate Governance Nominating Committee.  The Board has adopted a written charter for each of these committees that is available on the Company's web site at http://www.wgate.com/about/board.html. These committees are described below. Our Board of Directors may also establish various other committees to assist it in its responsibilities.

Audit Committee.  The Audit Committee is responsible for providing general oversight with respect to the accounting principles employed in our financial reporting.  It operates in accordance with a written charter adopted by our Board of Directors. The Audit Committee monitors our financial reporting process and internal control system, reviews and appraises the audit efforts of our independent accountants and provides an avenue of communication among the independent accountants, financial and senior management and the Board of Directors. The Audit Committee meets at least each quarter and at least once annually with our management and independent public accountants to review the scope of auditing procedures, our policies relating to internal auditing and accounting procedures and controls, and to discuss results of the annual audit of our financial statements. The Audit Committee is currently composed of Dr. Tarshis, Mr. Davidson and Mr. Jaffe, each of whom is “independent” as such term is defined under Rule 4200(a)(15) of the NASDAQ listing standards. The Audit Committee also complies with the financial sophistication requirement that would apply to listed companies under the NASDAQ listing standards. In addition, the Board has determined that Mr. Jaffe is an audit committee financial expert as defined by applicable SEC regulations.  Four separate meetings of this committee were held in 2008 independent of the general meetings for the full board.

Compensation and Stock Option Committee.  The Compensation and Stock Option Committee is currently composed of two directors, Messrs. Irving and Morris, each of whom is "independent" as such term is defined under applicable NASDAQ rules.  Further details concerning the duties of this committee, can be found in “Item 11. Executive Compensation”.

Corporate Governance and Nominating Committee.  The Corporate Governance and Nominating Committee is currently composed of two directors, Messrs. Irving and Tarshis, each of whom are "independent" as such term is defined under Rule 4200(a)(15) of the NASDAQ listing standards. The primary function of this committee is to establish Board membership criteria; assist the Board by identifying individuals qualified to become Board members; recommend to the Board matters of corporate governance; facilitate the annual review of the performance of the Board and its committees; and periodically review CEO and management succession plans. The committee also reviews and evaluates stockholder nominees for director. In evaluating nominees for director the committee considers a number of qualities and skills that it believes are necessary for directors to possess, including, but not limited to, (i) roles and contributions valuable to the Company and the general business community; (ii) personal qualities of leadership, character, judgment, and whether the candidate possesses and maintains throughout service on the Board a reputation in the community at large of integrity, trust, respect, competence and adherence to the highest ethical standards; (iii) relevant knowledge and diversity of background and experience in such things as business, operations, technology, finance, and accounting, sales, marketing, international business, government and the like; and (iv) whether the candidate is free of conflicts and has the time required for preparation, participation and attendance at meetings. A director's qualifications in light of these criteria are considered at least each time the director is re-nominated for Board membership. Stockholder recommendations should be submitted to the Company's Corporate Secretary in writing no later than the date determined in accordance with the deadlines by which a stockholder must give notice of a matter that he or she wishes to bring before the Company's Annual Meeting of Stockholders as described in the Stockholder's Proposals for the 2009 Annual Meeting section of the Company’s 2009 Proxy Statement. Any recommendation must include: (i) the name and address of the stockholder making the recommendation; (ii) pertinent biographical information about the recommended candidate; and (iii) a description of all arrangements or understandings between the stockholder and the recommended candidate. Recommendations that are received by the Secretary by the deadline will be forwarded to the Chairman of the Governance and Nominating Committee for review and consideration. No separate meetings of this committee were held in 2008 independent of the general meetings for the full board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the “reporting persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based solely on our review of those documents received by us, and written representations, if any, received from reporting persons with respect to the filing of reports on Forms 3, 4 and 5, the Company believes that all filings required to be made by the reporting persons for fiscal year 2008 were made on a timely basis.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Compensation and Stock Option Committee Membership and Organization

The Compensation and Stock Option Committee is currently composed of two directors, Messrs. Irving and Morris, each of whom is "independent" as such term is defined under applicable NASDAQ rules. The Compensation and Stock Option Committee has general supervisory power over, and the power to grant options under, the Company's 2003 Equity Incentive Plan. In addition, the Compensation and Stock Option Committee recommends to the Board the compensation of the Company's Chief Executive Officer, reviews and takes action on the recommendations of the Chief Executive Officer as to the compensation of the Company's other executive officers, approves the grants of any bonuses to officers, and reviews the Company’s compensation strategy for other compensation matters generally. The Board has adopted a written charter for the Compensation and Stock Option Committee that is available on the Company's web site at http://www.wgate.com/about/board.html/. No separate meetings of this committee were held in 2008 independent of the general meetings of the full board.  No member of the Committee is an officer or employee of the Company.

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

Setting Executive Compensation

Based on the foregoing philosophy and objectives, the Committee has structured the Company’s annual and long-term incentive-based executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals. The base salaries, targeted bonus amounts and equity incentive awards established for or granted to the Company's executive officers are based, in part, on the Committee's understanding of the Company's current financial position, compensation amounts and forms paid to persons in comparable roles performing at comparable levels at other companies in the same or related industries, the Company's need to attract and retain key personnel for whom the Company must compete against larger, more established companies, and other market factors. Such amounts reflect the subjective discretion of the members of the Committee based on these factors as well as the Committee's evaluation of the Company's current and anticipated future performance, the experience of each executive officer and the contribution of the officer to such performance, and the contribution of the individual executive officers to the Company in areas not necessarily reflected by the Company's performance.

Components of Executive Compensation for Fiscal Year 2008

For the fiscal year ended December 31, 2008, the principal components of compensation for our executive officers were:

Base Salaries.  Salary levels are typically reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility. During 2008 none of the senior officers received any base salary increase.

Annual Bonuses.  Annual bonuses are normally intended to provide an incentive for improved performance in the short term. Typically the Committee establishes target bonus levels at the beginning of each year based on the factors noted above, and awards a percentage of such target levels based on individual, department and Company performance. No bonuses were paid during 2008.

Long-Term Incentive Compensation.  The Company's long-term incentive compensation plan, administered through the Company's equity incentive plan, promotes ownership of the Company's Common Stock, which, in turn, provides a common interest between the stockholders of the Company and the executive officers of the Company. The Committee has the authority to administer the long term incentive plans and to exercise all the powers and authorities either specifically granted to it, or necessary or advisable in the administration of the plans, including, without limitation, the authority to grant awards; to determine the persons to whom and the time or times at which awards shall be granted; to determine the type and number of awards to be granted, the number of shares of common stock to which an award may relate and the terms, conditions, restrictions and performance goals relating to any award; to determine whether, to what extent, and under what circumstances an award may be settled, canceled, forfeited, exchanged, or surrendered; to make adjustments in the performance goals in recognition of unusual or non-recurring events affecting us or our financial statements (to the extent not inconsistent with Section 162(m) of the Code, if applicable), or in response to changes in applicable laws, regulations, or accounting principles; to construe and interpret the plans and any award; to prescribe, amend and rescind rules and regulations relating to the plans; to determine the terms and provisions of agreements evidencing awards; and to make all other determinations deemed necessary or advisable for the administration of the plans.

Typically awards granted under the plan have an exercise price equal to the fair market value of the shares on the date of grant, an exercise period of ten years and generally vest over four years, subject to acceleration in the event of some changes of control of WorldGate. In keeping with a philosophy of providing a total compensation package that favors at-risk components of pay, long-term incentives comprise a significant component of an executive officer's total compensation package. These incentives are designed to motivate and reward executive officers for maximizing stockholder value and encourage the long-term employment of key employees. The size of grants is based primarily on the responsibilities of the applicable employee in addition to the factors discussed above. Only the Committee may approve grants to our executive officers. However, the Committee has delegated to a committee of executive officers the authority to grant stock options to employees below the level of executive officer in an amount not to exceed 5,000 shares to any one individual in any twelve month period.

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

Compensation of the Chief Executive Officer.  During fiscal year 2008, Mr. Krisbergh's base salary was not increased.

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

Summary Compensation Table

The following table sets forth information concerning compensation paid with respect to our chief executive officer and two of the other most highly compensated officers who were serving as such as of December 31, 2008, each of whose aggregate compensation for fiscal 2008 exceeded $100,000, for services rendered in all capacities for us and our subsidiaries.  Refer to Note 9 of the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, Stock Option Plan section, for a description of estimates used in calculating the compensation below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($) (2)	Bonus ($)	Share Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Hal M. Krisbergh	2008	307,171	—	—	42,293	—	349,464
Chairman and Chief Executive Officer	2007	304,391	—	—	37,028	—	341,419
Randall J. Gort	2008	224,847	—	—	74,275	—	299,122
Vice President, Chief Legal Officer	2007	180,510	—	—	89,145	—	269,655
Joel Boyarski	2008	215,451	—	—	65,905	—	281,356
Vice President, Chief Financial Officer	2007	176,550	—	—	79,456	—	256,006

(1)
Represents the compensation expense accrued by us in the applicable fiscal year for financial statement reporting purposes in accordance with SFAS 123(R) in connection with the applicable restricted stock or restricted unit award or option award.  For a detailed discussion of the assumptions made in the valuation of stock awards, please see Note 9 to our financial statements included in this Report.

(2)	Although base salaries for 2007 and 2008 were the same, the lower amount in 2007 reflects the decision of the named individuals to forego a portion of their salaries during this period.

The following table summarizes the grants of plan based awards given to the named executives for fiscal year 2008:
GRANTS OF PLAN-BASED AWARDS
FISCAL YEAR 2008

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Options ($)
Hal M. Krisbergh		0	0	0
Randall J. Gort		0	0	0
Joel Boyarski		0	0	0

(1)Although no additional stock options were granted to the above named individuals during fiscal year 2008, the Company did re-price all of the listed individuals’ outstanding options as of July 29, 2008.  The new exercise price was $0.108 and the vesting schedule remained as set forth in the original grant.  The “Outstanding Equity Awards at 2008 Fiscal Year-End” table below lists the options that were re-priced during 2008.

The following table summarizes all outstanding equity awards for the named executives at December 31, 2008:
OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options/Shrs (#) Exercisable	Number of Securities Underlying Unexercised Options/Shrs(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
	20,000	—		0.108	5/5/2010
	160,000	—		0.108	5/19/2011
Hal M.	80,000	—		0.108	5/21/2012
Krisbergh	37,500	12,500	(1)	0.108	3/9/2015
	33,750	11,250	(2)	0.108	4/25/2016

	127,333	—		0.108	4/26/2011
	24,000	—		0.108	5/1/2012
	37,000	—		0.108	2/28/2013
	163,000	—		0.108	10/1/2013
Randall J.	204,000	—		0.108	1/3/2014
Gort	22,500	—		0.108	12/24/2014
	16,875	5,625	(3)	0.108	11/10/2015
	11,250	11,250	(4)	0.108	11/14/2016
	40,750	122,250	(5)	0.108	10/4/2017

	5,738	—		0.108	12/9/2010
	45,000	—		0.108	2/1/2012
	20,000	—		0.108	2/28/2012
	10,000	—		0.108	4/26/2012
Joel	57,000	—		0.108	2/28/2013
Boyarski	143,000	—		0.108	10/1/2013
	175,000	—		0.108	1/3/2014
	20,000	—		0.108	12/24/2014
	15,000	5,000	(3)	0.108	11/10/2015
	10,000	10,000	(4)	0.108	11/14/2016
	35,750	107,250	(5)	0.108	10/4/2017

(1)	These options vested on March 8, 2009.
(2)	These options vest on November 30, 2009.
(3)	These options vest on November 9, 2009.
(4)	These options vest in two annual installments beginning on November 13, 2009.
(5)	These options vest in three annual installments beginning on October 3, 2009

The following provides additional information regarding outstanding stock awards with respect to the above-named individuals:
	Unvested Shares		Market Value
Randall J. Gort	275,000	(6)	$82,500
Joel Boyarski	250,000	(6)	$75,000

These awards vest under certain performance criteria as follows: 10% of the shares vest upon achieving each of a 10%, 20%, 30% 40% and 50% increase in our total gross revenue in a quarter over its third quarter 2007 total gross revenue shown on its statement of operations as reported in its SEC filings and 25% of the shares vest upon our achievement of (1) a quarterly operating cash break even (defined as zero or positive “net cash provided by operations” consistent with or as reported on the “Consolidated Statement  of Cash Flows” in the financial statements filed with SEC) and (2) a 10% net income as a percent of revenue.

During 2008 no options were exercised by the named executive officers.

COMPENSATION OF DIRECTORS
FISCAL YEAR 2008
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Steven C. Davidson (2)	13,750	—	—	13,750
Clarence L. Irving, Jr. (2)	13,750	—	—	13,750
Martin Jaffe (2)	15,250	—	—	15,250
Jeff Morris (2)	13,750	-	—	13,750
Lemuel Tarshis (2)	15,750	—	—	15,750
David Tomasello(1)	14,750	—	—	14,750

(1)	Mr. Tomasello resigned as a director effective January 2, 2009
(2)
As of December 31, 2008, the directors had the following outstanding option awards: Mr. Davidson 61,500, Mr. Jaffe 61,500, Mr. Irving 79,500, Mr. Morris 72,000, Dr. Tarshis 68,000 and Mr. Tomasello 7,500.

Pursuant to our 2003 Equity Incentive Plan, non-employee directors are entitled to receive an annual option grant of 10,000 shares, vesting in equal amounts over four years, issued at the fair market value on the date of grant, a stipend of $1,000 for each board or committee meeting the director attends in person, and $250 for each meeting attended telephonically. Furthermore, the Company pays an annual stipend of $10,000, as well as an initial stock grant of 30,000 shares upon becoming a non-employee director.  The Company will continue to reimburse non-employee directors for reasonable travel expenses for attending board or committee meetings.  The Company did not pay directors fees in 2008, but accrued $93,500 of such fees at December 31, 2008.  The Company also did not issue any option grants for the year ended December 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 regarding securities authorized for issuance under the Company's equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	6,913,364	$0.28	2,939,482	(1)
Equity compensation plans not approved by security holders (2)	—	—	—
Total	6,913,364	0.28	2,939,482	(1)

(1) 2003 Equity Incentive Plan.
(2) The Company does not maintain any equity compensation plans that have not been approved by its stockholders.

The 2003 Equity Incentive Plan has an automatic annual increase in the number of shares reserved for issuance in an amount equal to the lesser of 4% of the then outstanding shares of our Common Stock or 1,000,000 shares.

In 2003 the Company adopted an equity incentive plan (the “Equity Plan”) which was approved by stockholders in November, 2004.  The principal features of our Equity Plan are summarized below, but the summary is qualified in its entirety by reference to our Equity Plan, which was filed as Exhibit 10.6 to the Company’s Proxy Statement to stockholders filed September 3, 2004

The Equity Plan provides for the grant of equity awards to such officers, other employees, consultants and directors of WorldGate and our affiliates as the Compensation and Stock Option Committee may determine from time to time. Although various types of awards are available under the Equity Plan, including non-qualified and incentive stock options, restricted stock and performance based awards, currently only stock options and performance based restricted stock have been granted.  Such options vest in equal installments over a four-year period, and expire ten years following the date of its grant, subject to acceleration in the event of some changes of control of WorldGate, and earlier termination upon cessation of employment. Performance based restricted stock vests upon certain defined criteria as determined by the Company’s Board of Directors (see Note 9 of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K).

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 20, 2009 regarding beneficial ownership of our common stock by the following persons:

•	each person who is known to us to own beneficially more than 5% of the outstanding shares of our common stock,
•	each of our current directors,
•	each executive officer named in the executive compensation table above, and
•	all directors and executive officers as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares, subject to applicable community property laws. Shares of common stock subject to options or warrants exercisable within 60 days of March 20, 2009 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the mailing address of the beneficial owners is 3190 Tremont Avenue, Suite 100, Trevose, Pennsylvania 19053.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Ownership
David Tomasello(1)	9,490,501	7.8%
Antonio Tomasello(2)	8,689,587	7.2%
Hal M. Krisbergh(3)	5,729,046	4.8%
Randall J. Gort(4)	1,092,650	*
Joel Boyarski(5)	795,859	*
James McLoughlin(6)	725,650	*
Martin Jaffe(7)	121,500	*
Lemuel Tarshis(8)	85,200	*
Clarence L. Irving, Jr.(9)	79,500	*
Jeff Morris(10)	72,000	*
Steven C. Davidson(11)	71,500	*
All current directors and executive officers as a group (9 persons)(12)	8,772,905	7.2%

* Less than 1% of the outstanding Common Stock.
 (1) Includes options to purchase 7,500 shares. Also includes 668,914 shares of common stock held directly, 124,500 shares of common stock held beneficially as a result of Mr. Tomasello's position with Cometasa, and 8,689,587 shares of common stock held beneficially as a result of a power of attorney over the accounts of his father Antonio Tomasello (which shares are also reported in this table as being directly owned by Antonio Tomasello). Mr. Tomasello resigned as a director as of January 9, 2009. The information provided for the shares over which Mr. Tomasello has a power of attorney is based on a Schedule 13D/A filed by Antonio Tomasello on October 11, 2007.
(2) Includes 6,125,485 shares and 2,564,102 warrants to buy shares, each of which is held directly. The information provided for Mr. Tomasello is based on a Schedule 13D/A filed by Mr. Tomasello on October 11, 2007.
(3) Includes options to purchase 343,750 shares of common stock. Also includes 4,785,358 shares of common stock which are held directly, 300,000 shares of common stock held by the Krisbergh Family Foundation, and 299,938 shares of common stock held by Mr. Krisbergh's spouse.
(4) Includes options to purchase 642,708 shares of common stock. Also includes 106,063 shares of common stock held directly, and 68,879 shares of common stock held by Mr. Gort as custodian for his minor children and 275,000 shares of restricted stock directly held by Mr. Gort which vest upon the Company achieving certain financial performance.
(5) Includes options to purchase 536,488 shares of common stock. Also includes 9,371 shares of common stock held directly and 250,000 shares of restricted stock directly held by Mr. Boyarski which vest upon the Company achieving certain financial performance.

(6) Includes options to purchase 475,650 shares of common stock. Also includes 250,000 shares of restricted stock directly held by Mr. McLoughlin which vest upon the Company achieving certain financial performance.
(7) Includes options to purchase 61,500 shares of common stock. Also includes 60,000 shares of common stock held directly.
(8) Includes options to purchase 68,000 shares of common stock. Also includes 5,200 shares of common stock held directly and 12,000 shares of common stock held by Mr. Tarshis' spouse.
(9) Includes options to purchase 79,500 shares of common stock.
(10) Includes options to purchase 72,000 shares of common stock
(11) Includes options to purchase 61,500 shares of common stock. Also includes 10,000 shares of common stock held directly.
(12) Includes options to purchase an aggregate of 2,341,096 shares of common stock and an aggregate of 775,000 shares of performance-based restricted stock held by the current directors and executive officers.

Upon the closing of the Private Placement, WGI will own approximately 63% of our outstanding Common Stock. Each of Messrs. R. Stevanovski, Provenzano, Cassara and D. Stevanovski, who will be appointed to serve on our Board of Directors, is a principal of WGI and ACN and may be deemed to beneficially own the shares of Common Stock held by WGI or issuable upon exercise of the Anti-Dilution Warrant and the ACN Warrant.  However, each of such individuals disclaims beneficial ownership of such securities, and the foregoing shall not be deemed an admission that such reporting person is the beneficial owner of the securities for any purpose, except to the extent of his pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On September 24, 2007, the Company completed a private placement with Antonio Tomasello, a private investor who is the father of David Tomasello, a former director of the Company, of its common stock in the principal amount of $1,000.  As part of the private placement, the Company issued to the Investor 2,564,102 shares of common stock and warrants to purchase a total of 2,564,102 shares of common stock, with an exercise price of $0.485 per share.

In connection with the closing of the Private Placement, Robert Stevanovski, Anthony Cassara, Gregory Provenzano and David Stevanovski will be appointed to serve on the Company’s Board of Directors pursuant to the terms of the purchase agreement.  Each of these individuals is a principal of WGI, and Robert Stevanovski serves as manager of Praescient, LLC, the sole manager of WGI.  In addition, each of these individuals is a principal of ACN, and each of them (other than Anthony Cassara) serves as an officer of ACN.  As a result of their relationship with WGI and ACN, each of these individuals may be deemed to have a direct or indirect interest in the transactions contemplated by the Private Placement and the Commercial Agreement described in “Item 1A. Business” above.

 Director Independence

In accordance with our Bylaws, our Board of Directors has specified that the number of Directors will be set at seven.  We currently have six directors and one vacancy on our Board of Directors.  Five of our six current Directors are non-employee Directors. These Directors are Steven C. Davidson, Clarence L. Irving, Jr., Martin Jaffe, Jeff Morris, and Lemuel Tarshis.  Our common stock is quoted on the OTC Bulletin Board ("OTCBB"), which does not require that a majority of our board of directors be independent, and is not listed on a national exchange.  Nevertheless, the Board of Directors has determined that each of these five Directors has no relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director, and that each meets the objective requirements for "independence" under the NASDAQ Marketplace Rules.  Therefore, the Board of Directors has determined that each of these five Directors is an “independent” Director under the standards currently set forth in the NASDAQ Marketplace Rules.

Our common stock is currently quoted on the OTC Bulletin Board and is not listed on the NASDAQ Stock Market or any other national securities exchange.  While we are not currently subject to the listing requirements of NASDAQ, we strive to maintain corporate governance consistent with the rules applicable to NASDAQ-listed companies.

Item 14. Principal Accountant Fees and Services
The aggregate fees for professional services rendered to us by Marcum & Kliegman LLP, our independent registered public accounting firm for the fiscal years ended December 31, 2007 and 2008, are as follows (in whole dollars):

	Fiscal Years Ended December 31
	2007	2008
Audit fees	$243,000	$220,000
Audit related fees	32,000	13,000
Tax fees	24,000	23,000
All other fees	0	0

Total	$299,000	$256,000
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

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is required to disclose the approval by the audit committee of the Board of Directors of non-audit services to be performed by  Marcum & Kliegman LLP, the Company’s independent auditors. Non-audit services are services other than those provided in connection with an audit or review of the financial statements. During the period covered by this filing, the audit committee approved all audit related fees, tax fees and all other fees.

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

Report of Marcum & Kliegman LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity (Deficiency)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

3.  Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (11)
3.2	Amended and Restated Bylaws (2)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 18, 2004 (11)
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 24, 2004 (11)
3.5	Certificate of Amendment to Certificate of Incorporation, dated February 10 , 2009*
3.6	Certificate of Amendment to Certificate of Incorporation, dated March 23, 2009*
4.1	Form of Warrant issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003) (4)
4.2	Form of Additional Investment Right issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003) (4)
4.3	Form of Warrant issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004) (7)
4.4	Form of Additional Investment Right dated issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004) (7)
4.5	Form of Series A Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004) (8)
4.6	Form of Series B Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors) (8)
4.7	Form of Series C Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors) (8)
4.8	Form of Warrant issued by the Company to Mr. K. Y. Chou (13)
4.9	Form of Warrant dated August 3, 2005 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors) (14)
4.10	Form of Warrant dated August 3, 2005 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors) (14)
4.11	Investor Registration Rights Agreement, dated August 11, 2006, by and among the Company and Cornell Capital Partners, LP (16)
4.12	Form of Amended and Restated Secured Convertible Debenture issued by the Company to Cornell Capital Partners, LP, dated as of May 18, 2007 (17)
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

10.5	1996 Stock Option Plan (3)
10.6	2003 Equity Incentive Plan(10)

10.7	Amended and Restated Securities Purchase Agreement dated as of December 4, 2003, by and between the Company and the Purchasers (as defined therein) (5)
10.8	Securities Purchase Agreement dated as of January 20, 2004 by and between the Company and the Purchasers (as defined therein) (7)
10.9	Securities Purchase Agreement dated as of June 24, 2004 by and between the Company and the Investors (as defined therein) (8)
10.10	Securities Purchase Agreement, dated as of August 11, 2006, by and among the Company and Cornell Capital Partners, LP (16)
10.11	Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors (as defined therein) (14)
10.13	License, Maintenance and Update Service Agreement between WorldGate and Aequus dated March 31, 2008 (17)
10.14	Revised and Restated Amendment and Master Contract between WorldGate and Aequus dated March 31, 2008 (18)
10.15	Master Agreement between WorldGate and Aequus dated March 31, 2008 (18)
10.16	Subscription Agreement dated September 24, 2007 between the Company and Antonio Tomasello (18)
10.17	Voting Agreement among the Company, Antonio Tomasello and David Tomasello (17)
10.18	Securities Purchase Agreement, dated December 12, 2008, by and between WorldGate Communications, Inc. and WGI Investor LLC (19)
21	Subsidiaries*
23.1	Consent of Marcum & Kliegman LLP*
24	Power of Attorney (included in signature page)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the exhibits to our Registration Statement on Form S-1/A as filed on April 7, 1999 (Registration No. 333-71997).
(2)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended March 31, 1999.
(3)	Incorporated by reference to the exhibits to our Form 10-K/A Report for the fiscal year ended December 31, 2000, as filed on August 17, 2001.
(4)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 2, 2003.
(5)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 4, 2003.
(6)	Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on December 24, 2003 (Registration No. 333-111571).
(7)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed January 21, 2004.
(8)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed June 25, 2004.
(9)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed July 13, 2004.
(10)	Incorporated by reference to the exhibits to the Company’s Proxy Statement to stockholders filed September 3, 2004.
(11)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended September 30, 2004, as filed on November 17, 2004.
(12)	Incorporated by reference to the exhibits to our Form 10-K Report for the fiscal year ended December 31, 2004, as filed on March 31, 2005.
(13)	Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on May 24, 2005.
(14)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed August 8, 2005.
(15)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed November 23, 2005.
(16)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended June 30, 2006, as filed on August 14, 2006.
(17)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed May 24, 2007.
(18)	Incorporated by reference to the exhibits to our Form 10-K Report for the fiscal year ended December 31, 2007, as filed on April 17, 2008.
(19)	Incorporated by reference to Annex A of our Proxy Statement, as filed on February 13, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Date: March 26, 2009	By:	/s/ HAL M. KRISBERGH
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

Name	Capacity	Date

/s/ HAL M. KRISBERGH	Chairman of the Board and Chief Executive Officer
Hal M. Krisbergh	(Principal Executive Officer)	March 26, 2009

/s/ JOEL BOYARSKI	Senior Vice President and Chief Financial Officer
Joel Boyarski	(Principal Financial and Accounting Officer)	March 26, 2009

/s/ STEVEN C. DAVIDSON
Steven C. Davidson	Director	March 26, 2009

/s/ MARTIN JAFFE
Martin Jaffe	Director	March 26, 2009

/s/ CLARENCE L. IRVING, JR.
Clarence L. Irving, Jr.	Director	March 26, 2009

/s/ JEFF MORRIS
Jeff Morris	Director	March 26, 2009

/s/ LEMUEL TARSHIS
Lemuel Tarshis	Director	March 26, 2009

Exhibit Index

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (11)
3.2	Amended and Restated Bylaws (2)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 18, 2004 (11)
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 24, 2004 (11)
3.5	Certificate of Amendment to Certificate of Incorporation, dated February 10 ,2009*
3.6	Certificate of Amendment to Certificate of Incorporation, dated March 23, 2009*
4.1	Form of Warrant issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003) (4)
4.2	Form of Additional Investment Right issued by the Company to the Purchasers (as defined in the Amended and Restated Securities Agreement dated as of December 4, 2003) (4)
4.3	Form of Warrant issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004) (7)
4.4	Form of Additional Investment Right dated issued by the Company to the Purchasers (as defined in the Securities Purchase Agreement dated as of January 20, 2004) (7)
4.5	Form of Series A Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004) (8)
4.6	Form of Series B Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors) (8)
4.7	Form of Series C Warrant issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated as of June 24, 2004 between the Company and the Investors) (8)
4.8	Form of Warrant issued by the Company to Mr. K. Y. Chou (13)
4.9	Form of Warrant dated August 3, 2005 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors) (14)
4.10	Form of Warrant dated August 3, 2005 issued by the Company to the Investors (as defined in the Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors) (14)
4.11	Investor Registration Rights Agreement, dated August 11, 2006, by and among the Company and Cornell Capital Partners, LP (16)
4.12	Form of Amended and Restated Secured Convertible Debenture issued by the Company to Cornell Capital Partners, LP, dated as of May 18, 2007 (17)
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

10.5	1996 Stock Option Plan (3)
10.6	2003 Equity Incentive Plan(10)
10.7	Amended and Restated Securities Purchase Agreement dated as of December 4, 2003, by and between the Company and the Purchasers (as defined therein) (5)
10.8	Securities Purchase Agreement dated as of January 20, 2004 by and between the Company and the Purchasers (as defined therein) (7)
10.9	Securities Purchase Agreement dated as of June 24, 2004 by and between the Company and the Investors (as defined therein) (8)
10.10	Securities Purchase Agreement, dated as of August 11, 2006, by and among the Company and Cornell Capital Partners, LP (16)
10.11	Securities Purchase Agreement dated August 3, 2005 among the Company and the Investors (as defined therein) (14)
10.13	License, Maintenance and Update Service Agreement between WorldGate and Aequus dated March 31, 2008 *
10.14	Revised and Restated Amendment and Master Contract between WorldGate and Aequus dated March 31, 2008 *
10.15	Master Agreement between WorldGate and Aequus dated March 31, 2008 *

10.16	Subscription Agreement dated September 24, 2007 between the Company and Antonio Tomasello *
10.17	Voting Agreement among the Company, Antonio Tomasello and David Tomasello (17)
10.18	Securities Purchase Agreement, dated December 12, 2003, by and between WorldGate Communications, Inc. and WGI Investor LLC (19)
21	Subsidiaries*
23.1	Consent of Marcum & Kliegman LLP*
24	Power of Attorney (included in signature page)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the exhibits to our Registration Statement on Form S-1/A as filed on April 7, 1999 (Registration No. 333-71997).
(2)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended March 31, 1999.
(3)	Incorporated by reference to the exhibits to our Form 10-K/A Report for the fiscal year ended December 31, 2000, as filed on August 17, 2001.
(4)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 2, 2003.
(5)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed December 4, 2003.
(6)	Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on December 24, 2003 (Registration No. 333-111571).
(7)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed January 21, 2004.
(8)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed June 25, 2004.
(9)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed July 13, 2004.
(10)	Incorporated by reference to the exhibits to the Company’s Proxy Statement to stockholders filed September 3, 2004.
(11)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended September 30, 2004, as filed on November 17, 2004.
(12)	Incorporated by reference to the exhibits to our Form 10-K Report for the fiscal year ended December 31, 2004, as filed on March 31, 2005.
(13)	Incorporated by reference to the exhibits to our Registration Statement on Form SB-2 as filed on May 24, 2005.
(14)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed August 8, 2005.
(15)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed November 23, 2005.
(16)	Incorporated by reference to the exhibits to our Form 10-Q Report for the quarter ended June 30, 2006, as filed on August 14, 2006.
(17)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed May 24, 2007.
(18)	Incorporated by reference to the exhibits to our Form 10-K Report for the fiscal year ended December 31, 2007, as filed on April 17, 2008.
(19)	Incorporated by reference to Annex A of our Proxy Statement, as filed on February 13, 2009