Form 10-Q
period 2009-03-31
WORLDGATE COMMUNICATIONS INC
filed 2009-05-15
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

[None]
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                                    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                                    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2009
Common Stock, $0.01 par value per share	321,368,500 shares

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2009

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands, Except Share Amounts)

	March 31, 2009	December 31, 2008 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$320	$429
Trade accounts receivables, less allowance for doubtful accounts of $157 at March 31, 2009 and $0 at December 31, 2008	851	1,019
Other receivables	0	1
Inventory, net	1,059	1,176
Prepaid and other current assets	104	160
Total current assets	2,334	2,785
Property and equipment, net	219	234
Deposits and other assets	66	66
Total assets	$2,619	$3,085
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities :
Accounts payable	$1,860	$1,750
Accrued expenses	1,693	1,420
Accrued compensation and benefits	230	173
Detachable warrants	1,320	4,360
Warranty reserve	27	17
Deferred revenues and income	980	1,762
Notes Payable	780	0
Convertible debentures payable (net of unamortized discount of $2,188 at March 31, 2009 and $2,287 at December 31, 2008	1,892	1,793
Total current liabilities	8,782	11,275
Commitments and contingencies
Stockholders’ deficiency:
Preferred Stock, $.01 par value, 13,492,450 shares authorized; 0 shares issued at March 31, 2009 and December 31, 2008	0	0
Common Stock, $.01 par value; 700,000,000 and 200,000,000shares authorized at March 31, 2009 and December 31, 2008, respectively; and 118,906,345 shares issued and outstanding at March 31, 2009 and December 31, 2008..	1,189	1,189
Additional paid-in capital	259,791	261,478
Accumulated deficit	(267,143)	(270,857)
Total stockholders’ deficiency	(6,163)	(8,190)
Total liabilities and stockholders’ deficiency	$2,619	$3,085

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

.WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars In Thousands, Except Share And Per Share Amounts)

	Three Months ended March 31,
	2009	2008

Net revenues:
Product revenues	$349	$19
Service revenues	93	35
Other revenues	796	60
Total net revenues	1,238	114
Cost of revenues	914	38
Gross margins	324	76
Engineering and development expenses (excluding depreciation and amortization of $25 and $50 for the three months ended March 31, 2009 and 2008, respectively).	642	577
Sales and marketing expenses (excluding depreciation and amortization of $9 and $15 for the three months ended March 31, 2009 and 2008, respectively)	38	219
General and administrative expenses (excluding depreciation and amortization of $6 and $34 for the three months ended March 31, 2009 and 2008, respectively)	865	899

Depreciation and amortization	40	99

Total expenses from operations	1,585	1,794

Loss from operations	(1,261)	(1,718)
Other Income (expense)
Interest and other income	8	8
Change in fair value of derivative warrants and conversion options	3,925	129
Income from service fee contract termination	348	0
Amortization of debt discount	(683)	(218)
Interest and other expense	(72)	(90)
Total other income (expense), net	3,526	(171)
Net income (loss)	2,265	(1,889)

Net income (loss) per common share:
Basic	$0.02	$(0.03)
Fully Diluted	$0.02	$(0.03)

Weighted average common shares outstanding:
Basic	118,906,345	56,948,343
Fully Diluted	120,824,031	56,948,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in Thousands)

	Three Months ended March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$2,265	$(1,889)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	40	99
Amortization of debt discount	683	218
Bad debt expense	157	0
Change in fair value of derivative warrants and conversion options	(3,925)	(129)
Loss on disposal of fixed assets	1	0
Inventory reserve	600	0
Non-cash stock based compensation	64	125
Changes in operating assets and liabilities:
Trade accounts receivable	11	78
Other receivables	1	(3)
Inventory	(482)	(231)
Prepaid and other current assets	56	(173)
Deposits and other assets	0	55
Accounts payable	109	608
Accrued expenses and other current liabilities	273	(93)
Accrued compensation and benefits	57	119
Warranty reserve	10	(30)
Deferred revenues and other income	(782)	460
Net cash used in operating activities	(862)	(786)

Cash flows used in investing activities:
Capital expenditures	(27)	0
Cash flows from financing activities:
Proceeds from issuance of common stock	0	1
Proceeds from the issuance of notes	780	0
Net cash provided by financing activities	780	1
Net decrease in cash and cash equivalents	(109)	(785)
Cash and cash equivalents, beginning of period	429	1,081
Cash and cash equivalents, end of period	$320	$296

Non-cash financing activities:
Cumulative effect on a change in accounting principle on (See Note 6):
Detachable warrants	$885	$0
Additional Paid in Capital	(1,751)	0
Accumulated deficit	1,449	0
Conversion of convertible debenture to common stock	0	1

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars In Thousands, Except per Share Amounts)

1.	Basis of Presentation.

The unaudited condensed consolidated financial statements of WorldGate Communications, Inc. (“WorldGate” or the “Company”) for the three months ended March 31, 2009 and 2008 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In addition, the December 31, 2008 condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP.  These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 and the notes thereto included in the Company’s Annual Report on Form 10-K.  The accounting policies used in preparing these unaudited condensed consolidated financial statements are materially consistent with those described in the audited December 31, 2008 financial statements.

The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods. Quarterly operating results are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.   Actual results could differ from those estimates.  Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas.  Following are some of the areas requiring significant judgments and estimates: revenue recognition, inventory valuation, deferred revenues, stock-based compensation, valuation of derivative liabilities, related warrants and deferred tax asset valuation allowance.

2.	Liquidity and Going Concern Considerations

Cash.  As of March 31, 2009, the Company had cash and cash equivalents of $320.  The Company’s cash used in operations was $862 during the three months ended March 31, 2009.   The funds the Company received as a result of notes issued totaling $780 during the three months ended March 31, 2009, and the payments related to the March 31, 2008 transaction with Aequus (See Note 13), have provided the financing for the on-going operations of the Company.

Liabilities.  The Company had $8,782 of liabilities and substantially all of its assets are pledged as collateral as of March 31, 2009.  These liabilities include $695 of detachable warrants related to the Company’s private placement of preferred stock in June 2004 and $625 of derivative warrants and $1,892 of debt (net of unamortized discount of $2,188) related to the Company’s financing in August and October 2006.

Short Term Cash Requirements.  At March 31, 2009, the Company’s short term cash requirements and obligations include payment for finished, excess and obsolete inventory, accounts payable from continuing operations and operating expenses and the repayment of the August and October 2006 secured convertible debenture transactions which mature in August and October of 2009 (collectively, the “Convertible Debt”) and are reflected as current debt as of March 31, 2009.  The Convertible Debt has an interest rate of 6% per annum and can be converted to common stock at the holder’s option.  The convertible debentures payable, net of unamortized discounts of $2,188 and $2,287, had a balance of $1,892 and $1,793, respectively, as of March 31, 2009 and December 31, 2008 (See Note 6).  As of March 31, 2009 and December 31, 2008, accrued interest was $1,038 and $978, respectively.

Net Losses and Impact on Operations.  The Company has incurred recurring net losses and has an accumulated deficit of $267,143, stockholder deficiency of $6,163 and a working capital deficit of $6,448 as of March 31, 2009.  The Company also experienced severe cash shortfalls, deferred payment of some of its operating expenses, and elected to shut down its operations for a period of time during 2008. Further curtailments of its operations may be necessary in the future.  These factors raise substantial doubt about the Company’s ability to continue as a going concern as of March 31, 2009.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Aequus.  In October 2008, Aequus Technologies Corp. (“Aequus”) failed to pay to WorldGate $953 owed to WorldGate for the purchase of video phones, and as a result the Company terminated its reseller agreement with Aequus.  The Company has most of the units sold to Aequus in its possession and will attempt to sell the units elsewhere to recover the $953. There can be no assurance that WorldGate will be able to sell the units and recover the $953 owed by Aequus.  The Company continues to believe that the Video Relay Services and Video Remote Interpreting markets provide an attractive opportunity for the sale of video phones and has opened discussions and has initiated shipments of video phones with other Video Relay Services / Video Remote Interpreting service providers.   In addition, on January 27, 2009, the Company resolved arbitration proceedings with Aequus, and in full satisfaction of the outstanding arbitration claim Aequus agreed to terminate any obligation on the part of the Company to provide certain prepaid engineering services pursuant to a previous agreement with Aequus.  As a result of the arbitration, the Company retained $725 of the approximately $900 prepaid by Aequus for these engineering services.

Vendor Payable.  On January 28, 2009, in exchange for a vendor’s agreement to reduce an outstanding obligation to the vendor, the Company issued a promissory note in the amount of $30, to this vendor.  $20 of this note was paid on April 1, 2009 and $10 of the note is payable on July 15, 2009.

Advance of Purchase Price by WGI Investor.  On February 4, 2009 and March 24, 2009, the Company, in exchange for cash received, issued promissory notes for $550 and $200 respectively to WGI Investor LLC (“WGI”). Both notes were an advance of the cash consideration payable by WGI at the closing of the transactions contemplated by the Securities Purchase Agreement, dated December 12, 2008, between WGI and the Company.   The notes had a maturity date of May 1, 2009 and had interest payable at six percent per annum.  On April 6, 2009, upon closing of the transactions contemplated by the Securities Purchase Agreement, the two notes were cancelled pursuant to their terms.

WGI and ACN Transactions.  On April 6, 2009, the Company completed a private placement of securities to WGI pursuant to the terms of a Securities Purchase Agreement dated December 12, 2008.  In connection with the transaction, the Company issued to WGI an aggregate of 202,462,155 shares of itscommon stock, representing approximately 63% of the total number of issued and outstanding shares of the Company’s common stock, as well as a warrant to purchase up to approximately 140.0 million shares of the Company’s common stock in certain circumstances (the “Anti-Dilution Warrant”) in exchange for (i) cash consideration of $1,450 (of which $750 had been previously advanced to the Company by WGI), (ii) the cancellation of convertible debentures held by WGI under which approximately $5,100 in principal and accrued interest was outstanding as of March 31, 2009, and (iii) the cancellation of certain outstanding warrants held by WGI (the “Private Placement”).   In December 2008, WGI had acquired from YA Global Investments, L.P. (“YA Global”) the convertible debentures that the Company had previously issued to YA Global and the outstanding warrants to purchase the Company’s common stock then held by YA Global.  The Company expects to use the proceeds from the Private Placement primarily for working capital purposes.

WGI is a private investment fund whose ownership includes owners of ACN, Inc. (“ACN”), a direct seller of telecommunications services and a distributor of video phones.  Concurrently with the closing of the Private Placement, the Company entered into a commercial relationship with ACN pursuant to which the Company will design and sell video phones to ACN (the “Commercial Relationship”).  As part of the Commercial Relationship, the Company entered into two agreements, a Master Purchase Agreement pursuant to which ACN has committed to purchase three hundred thousand videophones over a two-year period and a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN has committed to provide the Company with $1,200 to fund associated software development costs.  In connection with the Commercial Relationship, the Company granted ACN a warrant to purchase up to approximately 38.2 million shares of its common stock at an exercise price of $0.0425 per share (the “ACN Warrant”).  The ACN Warrant will vest incrementally based on ACN’s purchases of video phones under the Commercial Relationship.

 Future Cash Flows and Financings.  The Company’s ability to generate cash is dependent upon the sale of its products and services and on obtaining cash through the private or public issuance of debt or equity securities.  Given that the Company’s video phone business involves the development of a new product line with no market penetration in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of the Company’s sales efforts could also have an adverse ability to raise additional financing.

Based on management’s internal forecasts and assumptions, including, among others, the receipt of the payments which are currently committed to the Company, including the payments by ACN, Inc.  (“ACN”) to the Company for services (See Note 16), and assumptions regarding its short term cash requirements, the Company currently believes that it will have sufficient cash on hand to meet its obligations into the third quarter of 2009.  However, there can be no assurance given that these assumptions are correct or that the revenue projections associated with product sales and services to ACN will materialize to a level that will provide the Company with sufficient capital to operate its business.

The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings or from other sources.  In addition the Company plans to explore additional service and distribution sales opportunities. There can be no assurance given, however, that the Company’s efforts will be successful or that any additional financing will be available and can be consummated on terms acceptable to the Company, if at all. There can also be no assurance given that any additional sales can be achieved through additional service and distribution opportunities.  If the Company is unable to obtain sufficient funds, the Company may be required to further reduce the size of the organization or suspend operations which could have a material adverse impact on its business prospects.

3.	Recent Accounting Pronouncements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standard (“SFAS”) No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.”  SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent considerations, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R is applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS No. 141R will have an impact on accounting for businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.”  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon the adoption of SFAS No. 160, the Company will be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity. The Company will also be required to present any net income allocable to noncontrolling interest and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009.  The implementation of SFAS No. 160 would require retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements of SFAS No. 160 to be applied prospectively. As the Company does not have noncontrolling interests in any subsidiary, the adoption of SFAS No. 160 did not have any impact upon the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133,” which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective beginning January 1, 2009. The adoption of SFAS 161 did not have a material impact upon the Company’s consolidated financial position or results of operations.

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. Upon adoption of EITF 07-5 on January 1, 2009, the Company has determined that certain warrants issued on August 11, 2006 and October 13, 2006 were not equity-linked financial instruments, and accordingly, were derivative instruments.  The Company has recorded the fair value of these instruments and the resulting cumulative effect of this change in accounting method, as of January 1, 2009 (See Note 6).

4.	Inventory.

The Company’s inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined on a first-in, first-out cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. To motivate trials and sales of the Ojo, which is the Company’s main product, the Company has historically subsidized, and may in the future continue to subsidize, certain of its product sales to customers that result in sales of inventory below cost.  Any significant unanticipated changes in the factors noted above could have an impact on the value of the Company’s inventory and its reported operating results.  At March 31, 2009 and December 31, 2008 the Company’s inventory balance was $1,059 and $1,176, respectively (net of a reserve of $600 and $0, respectively for excess and obsolete inventory that is not expected to be utilized in the continued development of the video phone).  Under an agreement with Aequus dated March 31, 2008, Aequus purchased $1,153 of units which were agreed to be held by the Company until shipped to Aequus customers.  Included in the inventory balance reported on the balance sheet as of March 31, 2009 are remaining Aequus units not yet shipped to Aequus customers totaling $760.

5.	Stock Based Compensation.

The Company accounts for stock based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).   SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements, and that such cost be measured at the fair value of the award.  SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating inflows.  As a result, the Company’s net income (loss) before taxes for the three months ended March 31, 2009 and 2008 included approximately $64 and  $125 of stock based compensation.  The stock based compensation expense is included in general and administrative expense in the condensed consolidated statements of operations.

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

A summary of awards under the Company’s 2003 Equity Incentive Plan is presented below:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding, January 1, 2009	6,080,364	$0.27	$0
Granted	11,500	$0.32
Exercised	0	0
Cancelled/forfeited	(39,306)	$1.39
Outstanding, March 31, 2009	6,052,558	$0.27	$951,134
Exercisable, March 31, 2009	3,541,251	$0.35	$528,900

As of March 31, 2009, there was $428 of total unrecognized compensation arrangements granted under the Plan.  The cost is expected to be recognized through 2012.

Options granted during the three months ended March 31, 2009 vest over four years and expire in ten years from the date of grant under the Plan. The weighted-average fair values of the options granted were $0.30. The fair value of each option grant is estimated on the date of grant using the Black-Scholes fair value option valuation model. The following weighted-average assumptions were used for these grants: expected volatility of 157%; average risk-free interest rates of 2.00%; dividend yield of 0%; and expected life of 6.25 years.

The following table summarizes information about stock options outstanding at March 31, 2009:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 - $0.39	5,364,066	6.55	$0.11	2,927,759	$0.11
$0.40 - $0.59	64,000	7.84	0.49	26,500	0.48
$0.60 - $0.89	289,492	5.73	0.60	289,492	0.60
$0.90 - $1.34	6,500	3.32	1.20	6,500	1.20
$1.35 - $2.01	81,500	5.04	1.72	56,500	1.78
$2.02 - $3.02	193,000	3.98	2.39	193,000	2.39
$3.03 - $4.53	54,000	5.95	3.60	41,500	3.59
Total	6,052,558	6.41	$0.27	3,541,251	$0.35

Restricted shares were granted on October 3, 2007 and December 20, 2007 to certain senior executives that vest upon the achievement of certain performance criteria:

•
10% of the shares vest upon achieving each of a 10%, 20%, 30% 40% and 50% increase for the Company in total gross revenue in a quarter over its third quarter 2007 total gross revenue shown on its statement of operations as reported in the SEC filings;

•
25% of the shares vest upon the Company achieving each of (1) a quarterly operating cash break-even (defined as zero or positive “net cash provided by operations” consistent with or as reported on the “Consolidated Statement  of Cash Flows” excluding strategic transactions such as the Aequus transaction) and (2) a 10% net income as a percent of revenue.

These restricted shares had a fair value of $198 on their dates of grant of October 3, 2007 and December 20, 2007. The criteria for these restricted shares were amended to clarify that the criteria is intended to refer to transactions and revenue, operating cash flow and income generated in the ordinary course of the Company’s business, and not to extraordinary transactions.  As of March 31, 2009, it was determined that is was more likely than not that the restricted shares would be not be earned and therefore there was no compensation expense recorded for these grants.

The following table is the summary of the Company’s nonvested restricted shares as of March 31, 2009.

Restricted Shares

Nonvested as of January 1, 2009	833,000
Granted	0
Vested	0
Cancelled/forfeited	0

Nonvested as of March 31, 2009	833,000

6.	Accounting for Secured Convertible Debentures and Related Warrants.

As discussed in Note 16, the Company completed a transaction with WGI Investor, LLC on April 6, 2009 in which the convertible debentures described below were cancelled.

General Terms of Convertible Debentures.  On August 11, 2006 and October 13, 2006, the Company completed a private placement with an institutional investor of convertible debentures in the aggregate principal amount of $11,000.  The Company received $6,000 ($5,615, net of transaction costs) upon the closing of the transaction on August 11, 2006 (the “First Tranche”) and the remaining $5,000 ($4,700, net of transaction costs) was received on October 13, 2006 (the “Second Tranche”).   The convertible debentures have a maturity of three years, an interest rate of 6% per annum, and are convertible at the option of the investors into WorldGate common stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted closing price (“VWAP”) of the common stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions).  Interest is payable at maturity, and the Company may elect to pay the interest amount in cash or shares of its common stock.  The Company also granted the holder of convertible debentures a security interest in substantially all of its assets.  Upon any liquidation, dissolution or winding up of the Company, the holders of the convertible debentures will be entitled to receive the principal amount of the convertible debentures, together with accrued and unpaid interest, prior to any payment to the holders of the Company’s common and preferred stock.  There was approximately $1,038 of accrued interest as of March 31, 2009.  Through March 31, 2009, the investor converted $6,920 of the convertible debentures into 75,191,392 shares of the Company’s common stock.

Amendment To Convertible Debentures.  On May 18, 2007, the Company and the investor amended the terms of the convertible debentures to remove the investor’s ability, upon conversion of the debenture, to demand cash in lieu of shares of common stock and to clarify that the Company may issue restricted shares if there is no effective registration statement at the time of conversion. This amendment of the terms of the convertible debenture resulted in the Company reclassifying the derivative conversion option liability embedded in the convertible debentures from debt to equity.

Restrictions on Convertible Debentures.  The holder cannot make any conversions below $1.75 per share (i) which would exceed $500 in principal amount in any calendar month or (ii) which would result in the issuance of more than 840,000 shares of the Company’s common stock per calendar month (provided that this maximum share limit will be waived by the Company unless it elects to pay the holder in cash the difference in value between 840,000 shares and the number of shares the holder wishes to convert, up to the $500 per month conversion limit).  If the Company is in default under the convertible debentures, these limitations are waived. The holder is also not restricted in making conversions at $1.75.

In no case, however, may the holder convert the convertible debentures if it would result in beneficial ownership of more than 9.99% of the Company’s outstanding common stock (though this provision can be waived by the holder upon 65 days prior notice).

In addition, the aggregate number of shares to be issued upon conversion, exercise of the warrants (described below), payment for commitment shares (described below), and payment of liquidated damages (described below) has been limited to 61,111,111 shares of common stock.  In December 2008, the share limitation of the aggregate number of shares to be issued was increased to 75,368,811 shares of common stock.

Accounting for Convertible Debentures.  The Company initially accounted for conversion options embedded in the convertible debentures in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”)  SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible debentures from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19.   EITF 00-19 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control that they should be classified as a liability measured at fair value on the balance sheet.  Effective January 1, 2007, the Company adopted the provisions of EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in Financial Accounting Standards Board (“FASB”) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”).  Under EITF 06-7, at the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity.

Prior to the May 18, 2007 amendment, subject to the share limitation, as discussed above, the actual number of shares of the Company’s common stock that would be required if a conversion of the convertible debentures was made through the issuance of common stock could not be predicted.  If the Company’s requirements to issue shares under these convertible debentures had exceeded the share limitation, or if it was not listed or quoted for trading on at least the OTCBB, the Company could have been required to settle the conversion of the convertible debentures with cash instead of its common stock.

Through May 18, 2007, the Company accounted for the conversion options using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings.  On May 18, 2007 the Company and the investor amended the terms of the secured convertible debentures to remove the investor’s ability, upon conversion of the debentures, to demand cash in lieu of shares of common stock and to clarify that the Company may issue restricted shares if there is no effective registration statement at the time of conversion.  This amendment of the terms of the convertible debentures permitted the Company to reclassify $5,384 of the embedded derivative conversion option liability to stockholders’ equity.  The discount on the convertible debentures of $5,240 is based on amortization until October 2009.

 At the closing of the First Tranche, the sum of the fair values of the conversion feature and the warrants was $5,714 in the aggregate, which exceeded the net proceeds of $5,615.  The difference of $99 was charged to the provision for fair value adjustment, upon issuance during the third quarter of 2006.   Accordingly, the Company recorded a discount equal to the face value of the convertible debentures, which will be amortized using the effective interest rate method over the three year term.  The common stock issued as fees in the transaction was recorded at a net value of $0, as there was no residual value remaining.

At October 13, 2006, in connection with the closing of the Second Tranche, the convertible feature of the convertible debentures was recorded as a derivative liability of $3,449 and the warrants were recorded as additional paid in capital of $230.  For the Second Tranche issuance on October 13, 2006, the Company recorded a discount of $3,979, which is being amortized using the effective interest method over the three year term.

During the three months ended March 31, 2009 and 2008, $0 and $1, respectively in face value of the convertible debentures was converted, resulting in the issuance of 0 and 1 shares of common stock, respectively.  As a result of the amortization and conversion, $683 and $218, respectively, of the discount on the convertible debenture has been charged to discount amortization for three months ended March 31, 2009 and 2008.

At March 31, 2009, the balances of the convertible debentures and the offsetting related discount were $4,080 and $2,188, respectively.

Adoption of EITF 07-5. On January 1, 2009, in connection with the adoption of EITF 07-5, the Company determined that warrants issued on August 11, 2006 and October 13, 2006 were not indexed to the Company’s own stock, as defined.  Accordingly, the Company determined that these warrants were derivative instruments, and on January 1, 2009, recorded derivative liabilities of $479 and $406 for each of the August 11, 2006 and October 13, 2006 warrants, respectively.  At January 1, 2009, the Company determined the fair value of the warrant derivative liability using the Black-Scholes valuation model, applying the actual common stock price on January 1, 2009 ($0.38), applicable volatility rate (242%), and the period close risk-free interest rate (0.27%) for the instruments’ remaining contractual lives of 2.61 years for the August 2006 tranche and 2.78 years for the October 2006 tranche.  In connection with recording the warrant derivative liabilities, the Company determined the cumulative effect of a change in accounting principle as if they were recorded at inception, and increased the debt discount related to the October 13, 2006 tranche by $584, reduced additional paid in capital by $1,752 for the previously recorded equity value of the warrants and decreased accumulated deficit by $1,449 for inception to adoption date mark to market and discount amortization adjustments.

The following warrants were issued under the August 2006 tranche and the October 2006 tranche and remained outstanding at March 31, 2009:

Tranche	Exercise Price	Warrant Shares
August 2006	$1.85	624,545
	$2.35	600,000
	$2.60	190,909

October 2006	$1.85	520,455
	$2.35	500,000
	$2.60	159,091

7.	Accounting for Derivative Instruments.

The Company accounts for certain warrants, including the warrants issued as part of the June 2004 private placement of preferred stock and the warrants issued as part of the August and October 2006 private placement of convertible debentures, as a derivative liability using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings.  The Company recognized a total non-cash gain of $3,925 and a total non-cash gain of $129 for the three months ended March 31, 2009 and March 31, 2008, respectively for these derivative warrants, based on the following criteria, each of which impact on the fair value of the derivative, using the Black-Scholes valuation model:

Derivative instruments issued	June 2004 Private Placement Warrants		August/October 2006 Private Placement Warrants
Criteria	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Closing common stock price	$0.29	$0.07	$0.29	N/A
Applicable volatility rates	114%	134%	232%	N/A
Risk-free interest rates	0.21%	1.56%	0.27%	N/A
Contractual life of instrument	0.25 years	1.25 years	2.36 / 2.54 years	N/A

The following table summarizes the derivative instruments (warrants) liability for the three months ended March 31, 2009 (See Note 6):

	June 2004 Private Placement	August and October 2006 Private Placement	Total
Outstanding, December 31, 2008	$4,360	$0	$4,360
Cumulative effect of the change in accounting principal, January 1, 2009 (See Note 6)	0	885	885
Net cash change in fair value	(3,665)	(260)	(3,925)
Outstanding, March 31, 2009	$695	$625)	$1,320

8.	Fair Value of Financial Instruments

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

The following are the Company’s major categories of liabilities measured at fair value on a recurring basis at March 31, 2009, categorized by the SFAS 157 fair value hierarchy:

Fair Value Measurements at March 31, 2009 Using Significant Unobservable Inputs:

Description	(Level 3)
Liabilities:
Derivatives	$1,320

The following is a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended
March 31, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Description	Derivatives
Liabilities:
Balance, January 1, 2009	$4,360
Cumulative effect of the change in accounting
Principal, January 1, 2009 (See Note 7)	885
Total change in fair value included in operations	(3,925)

Balance, March 31, 2009	$1,320

The change in fair value recorded for Level 3 liabilities for the periods above are reported in other income (expense) on the consolidated statement of operations.

9.	Commitments and Contingencies.

The Company’s prior five year lease was signed on September 1, 2005 and covered 42,500 square feet at an annual rate of $11.40 per square foot with a 3% increase annually, cancelable by either party with eight months notice, with a termination by tenant also including six months termination fee.  In March 2008, the parties agreed in principle to a new lease effective retroactive to April 1, 2008 (and the cancellation of the current lease with no termination cost) for a smaller space within the current facility consisting of approximately 17,000 square feet at an annual fee of $7 per square foot. The Company relocated into this smaller space in April 2008. This new lease was executed in April 2009 and is cancelable by either party upon 90 days notice with no termination costs. Total rent expense for the three months ended March 31, 2009 and March 31, 2008 amounted to approximately $43 and $120, respectively.

In December 2008, the Company entered into a 60 month lease for office equipment. As of March 31, 2009, there remains an aggregate of $41 to be paid over the remaining period of the terms of the leases.

The future minimum contractual rental commitments under non-cancelable leases for each of the fiscal years ending December 31 are as follows:

2009 (April 1 to December 31,2009)	$8
2010	11
2011	11
2012	11
Total	$41

10.	Net Income (Loss) per Share (Basic and Diluted).

The Company displays earnings per share in accordance with SFAS No. 128, “Earnings Per Share.”  SFAS No. 128 requires dual presentation of basic and diluted earnings per share (“EPS”).  Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS includes under the “if converted method” of SFAS No. 128 the potential  dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances are not included in the computation when they are not in the money and their effect would be anti-dilutive.  The following table presents the shares used in the computation of fully diluted earnings (loss) per share for the three months ended March 31, 2009 and March 31, 2008:

	For the three months ended March 31,
	2009	2008
Numerator for diluted EPS calculation:
Net income	$2,265	$(1,889)

Denominator for diluted EPS calculation:
Basic weighted average common shares outstanding	118,906,345	56,948,343
Effect of dilutive stock options	1,917,686	0
Total shares –diluted basis	120,824,031	56,948,343

Basic EPS	$0.02	$(0.03)
Diluted EPS	$0.02	$(0.03)

Potential common shares excluded from net income (loss) per share for the three months ended March 31, 2009, and March 31, 2008 were 21,772,220 and 70,225,209, respectively because their effect would be anti-dilutive.  Potential common shares comprise shares of common stock issuable upon the exercise of stock options, unvested restricted stock and warrants, and upon the conversion of convertible debentures irrespective of whether such securities are in the money.

11.	Warrants.

A summary of the Company’s warrant activity for the three months ended March 31, 2009, is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, January 1, 2009	20,146,311	$0.96	1.26
Granted	0
Expired/cancelled	(110,500)	(1.88)
Outstanding, March 31, 2009	20,035,811	$0.94	1.02
Exercisable, March 31, 2009	20,035,811

12.	Stockholders’ Deficiency.

The following summarizes the transactions in stockholders’ deficiency from January 1, 2009 through March 31, 2009:

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance as of December 31, 2008	$1,189	$261,478	$(270,857)	$(8,190)
Cumulative effect of a change in accounting principle	0	(1,751)	1,449	(302)
Balance as of January 1, 2009	1,189	259,727	(269,408)	(8,492)
Non-cash stock based compensation	0	64	0	64
Net income for the three months ended March 31, 2009	0	0	2,265	2,265
Balance as of March 31, 2009	$1,189	$259,791	$(267,143)	$(6,163)

13.           Revenue Recognition.

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectibility is reasonably assured, and the delivery and acceptance of the equipment has occurred or services have been rendered.  Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Due to the Company’s limited commercial sales history, its ability to evaluate the collectibility of customer accounts requires significant judgment. The Company continually evaluates accounts of its equipment customers and service customers for collectibility at the date of sale and on an ongoing basis.

 Revenues are also offset by a reserve for any price refunds and consumer rebates consistent with the EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.”

During the three months ended March 31, 2008, the Company shipped approximately 9 units with a sales value of $2 to customers with a right of return.  These customers may exercise their right of return only if they do not sell the units to their respective customers.  Revenue and cost for these units were deferred in accordance with SFAS 48 “Revenue Recognition when a Right of Return Exists.”

From June 2007 through March 2008 the Company shipped its video phone product to Aequus.  As part of its June 2007 agreement with Aequus, the Company began to recognize product revenue at the time of shipment of its video phone. In addition, the Company also began to receive service fee revenues based on a percentage of the fees earned by Aequus and for which the customer has received service. The Company recognizes this service fee revenue upon confirmation from Aequus of the fees they have earned.   The Company also receives service fee revenues from end consumers which are recognized after the services have been performed.

On March 31, 2008, the Company entered into a new agreement with Aequus and Snap Telecommunications Inc. (“Snap!VRS”). This new agreement provides for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of video phone service to Aequus, (ii) payment to the Company by Aequus of approximately $5,000 in scheduled payments over ten months commencing March 31, 2008, (iii) agreement to arbitrate approximately $1,354 claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1,475 of video phones by Aequus.

•
$5,000 of Payments to the Company.  The $5,000 of payments in the agreement are related to multiple deliverables to Aequus that have standalone value with objective and reliable evidence of fair value, and include the following: (i) a specified amount of non recurring engineering (“NRE”, with a fair value of $900), (ii) support and transition training to Aequus to operate its own data center (“Training,” with an estimated fair value of $358), (iii) continued use of the WorldGate video phone service center during the transition (with an estimated fair value of $230), and (iv) the elimination of  previously agreed service fees (“contract termination fee”, with a residual fair value of $3,512). These deliverables are all separate units of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

The Company recognized revenue for the NRE and Training and support as the service was provided. For the three months ended March 31, 2009 and 2008, revenue of $796 and $0, respectively, was recognized for NRE, and no revenue was recognized for training and support.  The revenue of $796 in the quarter ended March 31, 2009 includes $725 related to the settlement of the dispute with Aequus wherein the settlement eliminated $725 of the Company’s $900 obligation to provide NRE to Aequus and was credited to NRE services provided under a previous agreement with Aequus.  The Training was expected to be performed over approximately 7 months. Revenue from the use of the video phone service center was recognized on a straight-line basis over the expected period of use, which was approximately 7 months.  Since collectibility was not reasonably assured, the contract termination fee was recognized as other income on a straight line basis over the ten months that the $5,000 was paid.  For the three months ended March 31, 2009 and 2008, other income was recorded for the contract termination fee of $348 and $0, respectively.  As of March 31, 2009, the Company had received payment of $1,475 toward the purchase of video phone units and all of the $5,000 agreed payments.

•
Arbitration.  On January 27, 2009, the Company resolved the outstanding arbitration with Aequus, and in full satisfaction of the outstanding arbitration claim Aequus agreed to terminate any obligation on the part of the Company to provide certain prepaid engineering services pursuant to the March 31, 2008 Agreement with Aequus (Aequus had prepaid approximately $900 for these engineering services of which $725 was allocated to the settlement which is recorded as revenue during the three months ended March 31, 2009).

•
Purchase of Units.  Units purchased per the March 31, 2008 agreement with Aequus are initially held by the Company pending shipment to Aequus customers.  Revenue for these units held by the Company pending shipment to the ultimate customer is deferred, per the SEC Staff Accounting Bulletin Topic 13A(3)(a) (Bill and Hold Arrangements).  Revenue for the units held is recognized as and when the units are shipped to the Aequus customers.  For the three months ended March 31, 2009 and 2008, the Company did not ship units to Aequus customers, and therefore no revenue was recognized.

The Company accounts for stock warrants issued to third parties, including customers, in accordance with the provisions of the Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”).  In connection with the Commercial Relationship entered into with ACN in April 2009, the Company granted ACN a warrant to purchase up to approximately 38,200,000 shares of common stock at an exercise price of $0.0425 per share.  This warrant will vest incrementally based on ACN’s purchases of videophones under the Commercial Relationship.  Under the provisions of EITF 96-18, the Company records a charge for the fair value of the portion of the warrant earned from the point in time when vesting of the warrant becomes probable. Final determination of fair value of the warrant occurs upon actual vesting. EITF 01-9 requires that the fair value of the warrant be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer. Accordingly, the application of these accounting guidelines will require the Company’s reported revenue from the Commercial Relationship to be reduced to reflect the fair value of the warrant granted to ACN pursuant to the Commercial Relationship and the excess fair value of the equity issued in the Private Placement.

14.           Risks and uncertainties.

In addition to the risks and uncertainties regarding the Company’s relationship with Aequus and Snap!VRS and WGI and ACN as discussed above under “Liquidity and Going Concern Considerations” the Company also depends on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key components and services critical for the product the Company is developing in its video phone business.  The components and raw materials used in the Company’s Ojo video phone product, as well as the vendors providing the parts necessary for the Ojo, are constantly changing which may result in the discontinuation and/or the unavailability of certain parts possibly resulting in additional product development to accommodate changes in vendor and replacement parts and may render some parts as excess and obsolete.  Parts are sourced based, among other factors, on reliability, price and availability.. A formal relationship with Mototech has been established for the volume manufacture of the Ojo. The Company’s non exclusive agreement with Mototech allows either party to terminate the agreement with 90 days prior notice. At the present time Mototech is the Company’s sole manufacturer of its video phones.  If Mototech or other providers of components and/or manufacturing services do not produce these components or provide their services on a timely basis, if the components or services do not meet the Company’s specifications and quality control standards, or if the components or services are otherwise flawed, the Company may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage the Company’s reputation and could adversely affect its operating results. As a result, the Company could lose potential customers and any revenues that it may have at that time may decline dramatically.

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

Upon completing an analysis as required by Section 382, it was determined that during July 2008, the Company experienced a change of ownership as defined under Section 382. As a result of this change, the Company’s net operating loss carryforward will be limited. Due to the limitations imposed by Section 382, the Company will be unable to utilize significant amounts of its net operating loss and the remaining amounts will be subject to an annual limitation of $326. The federal net operating loss projected to be lost is $230,280 resulting in $7,160 remaining to be carried forward subject to annual limitations. The state net operating loss projected to be lost is $182,760 resulting in $7,160 remaining to be carried forward subject to annual limitations. The state net operating losses are also limited by state law due to maximum utilization limits. The federal research and experimentation credit will also be subject to an annual limitation.  Due to the limitation, all but $144 of the credit is lost.  The federal credits remaining will expire in 2028.  All state research and experimentation credit carryovers have been refunded and no state credit remains.

Future issuances of common stock may further affect this analysis which might cause additional limitation on our ability to utilize net operating loss carryforwards.  We have determined that upon closing of the Private Placement pursuant to which WGI acquired shares of our common stock representing 63% of our outstanding common stock, our ability to utilize our remaining net operating loss carryforwards and credit carryforwards will again be subject to additional annual limitations as a result of current tax law as defined under Section 382.

The Company has identified its federal tax return and its state tax return in Pennsylvania as “major” tax jurisdictions, as defined in FIN 48.  Based on the Company’s evaluation, it concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2005 through 2008, the only periods subject to examination.  The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is not to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2009 and 2008.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

16.           Subsequent Events

Closing of Private Placement.  On April 6, 2009, the Company completed the Private Placement of securities to WGI, pursuant to the terms of a Securities Purchase Agreement dated December 12, 2008.  In connection with the transaction, the Company issued to WGI an aggregate of 202,462,155 shares of the Company’s common stock, representing approximately 63% of the total number of issued and outstanding shares of the Company’s common stock, as well as a warrant to purchase up to 140.0 million shares of the Company’s common stock in certain circumstances, in exchange for (i) cash consideration of $1,450 (of which $750 had been previously advanced to the Company by WGI (See Note 2)), (ii) the cancellation of convertible debentures held by WGI under which approximately $5,100 in principal and accrued interest was outstanding as of March 31, 2009, and (iii) the cancellation of certain outstanding warrants held by WGI.   In December 2008, WGI Investor, LLC had acquired from YA Global Investments, L.P. (“YA Global”) the convertible debentures previously issued by the Company to YA Global and the outstanding warrants to purchase the Company’s common stock then held by YA Global.  The Company expects to use the proceeds from the Private Placement primarily for working capital purposes.

Terms of Anti-Dilution Warrant.  The Anti-Dilution Warrant entitles WGI to purchase up to 140.0 million shares of the Company’s common stock at an exercise price of $0.01 per share to the extent the Company issues any capital stock upon the exercise or conversion of (i) any warrants, options and other purchase rights that are outstanding as of April 6, 2009 (“Existing Contingent Equity”), (ii) up to 19.7 million shares underlying future options, warrants or other purchase rights issued by the Company after April 6, 2009 (“Future Contingent Equity”), or (iii) the ACN Warrant described below.  The Anti-Dilution Warrant is designed to ensure that WGI may maintain 63% of the issued and outstanding shares of the Company’s capital stock in the event that any of the Company’s capital stock is issued in respect to the Existing Contingent Equity, the Future Contingent Equity or the ACN Warrant.  The term of the Anti-Dilution Warrant is ten years from the date of issuance, and the shares subject to the Anti-Dilution Warrant will be decreased proportionally upon the expiration of Existing Contingent Equity, Future Contingent Equity and the ACN Warrant.

ACN Commercial Relationship and ACN Warrant.  WGI is a private investment fund whose ownership includes owners of ACN, a direct seller of telecommunications services and a distributor of video phones.  Concurrently with the closing of the Private Placement, the Company entered into the Commercial Relationship with ACN pursuant to which the Company will design and sell video phones to ACN.  As part of the Commercial Relationship, the Company entered into two agreements:, a Master Purchase Agreement pursuant to which ACN has committed to purchase three hundred thousand videophones over a two-year period and a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN has committed to provide the Company with $1,200 to fund associated software development costs.  In connection with the Commercial Relationship, the Company granted ACN a warrant to purchase up to approximately 38.2 million shares of the Company’s common stock at an exercise price of $0.0425 per share.  The ACN Warrant will vest incrementally based on ACN’s purchases of video phones under the Commercial Relationship.

Registration Rights and Governance Agreement.  In connection with the Private Placement, the Company entered into a Registration Rights and Governance Agreement with WGI and ACN (the “Rights Agreement”) granting them certain rights with respect to the securities purchased in the Private Placement.  Under the terms of the Rights Agreement, the Company has agreed to file a registration statement on Form S-3 covering the resale of any shares held by WGI and ACN and to maintain its effectiveness for a minimum period of time.  In addition, WGI and ACN have the right to require the Company to file additional registration statements covering the resale of such securities to the extent they are not covered by an effective registration statement and will be entitled to “piggy-back” registration rights on all future registrations by the Company (with certain limitations) and on any demand registrations of any other investors, subject to customary underwriters’ cutbacks to reduce the number of shares to be registered in view of market conditions.

Pursuant to the terms of the Rights Agreement, the Company granted WGI and ACN preemptive rights to purchase a pro rata portion of any common stock or other securities convertible into common stock issued by the Company, except for shares issued under board-approved employee benefit plans, conversions of Existing Contingent Equity or upon exercise of the Anti-Dilution Warrant or the ACN Warrant.  The Rights Agreement also gives WGI the right to nominate a total of four of the seven members of the Company’s board of directors.  This nomination right will be reduced by one director for each reduction in its beneficial ownership of common stock (including any warrants or other purchase rights) below thresholds of 50%, 43%, 29% and 14% of the Company’s voting stock.  To the extent that such nomination right decreases, the corresponding number of WGI nominees will offer to tender their resignation for acceptance by the board of directors.

Compensation to Directors.  On April 29, 2009, the board of directors approved a grant of options to purchase 100,000 shares of the Company’s common stock to each of the directors (other than Robert Stevanovski, Gregory Provenzano and David Stevanovski) in lieu of the automatic grants provided under the Company’s 2003 Equity Incentive Plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts contained in this Item 2 are in thousands, except for share and per share amounts)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

We may from time to time make written or oral forward-looking statements, including those contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The words “estimate,” “project,” “believe,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  In order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors that could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on our behalf.  The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) industry competition factors and other uncertainty that a market for our products will develop, (3) challenges associated with distribution channels, including both the retail distribution channel and  high speed data operators (e.g., uncertainty that they will offer our products, inability to predict the manner in which they will market and price our products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our products), (4) continued losses, (5) difficulty or inability to raise additional financing on terms acceptable to us, (6) departure of one or more key persons, (7) changes in regulatory requirements, (8) delisting of our common stock from the OTCBB and (9) other risks identified in our filings with the Securities and Exchange Commission, including the risks identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive.  We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf, other than as required by the federal securities law.

General

We are engaged in the business of developing and selling video phone products and services.  Our video phone business has not produced significant revenues to date.  The extent and timing of future revenues for our business depends on several factors, including the rate of market acceptance of our products and the degree of competition from similar products.  We cannot predict to what extent our video phone product will produce revenues, or when, or if, we will reach profitability.

Relationship with Aequus Technologies.  In the spring of 2006, we entered into a multiyear agreement with Aequus Technologies Corp. (“Aequus”) to purchase Ojo video phones through its wholly owned subsidiary Snap Telecommunications Inc. (“Snap!VRS”), a provider of Video Relay Services (“VRS”) and Video Remote Interpreting (“VRI”) services for the deaf and hard of hearing.  In the spring of 2007, we announced an expansion of our relationship with Aequus and Snap!VRS agreeing to work collaboratively to develop the preferred VRS phone for the VRS community.  From 2006, we were reliant on the Aequus relationship as our primary customer relationship.

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

On March 31, 2008, we entered into a new agreement with Aequus and Snap!VRS. This new agreement provides for the (i) resolution of a dispute with Aequus regarding amounts we claimed were owed to us by Aequus and the termination by us of video phone service to Aequus, (ii) payment to us by Aequus of approximately $5,000 in scheduled payments over ten months commencing March 31, 2008, (iii) agreement to arbitrate approximately $1,354 claimed by us to be owed by Aequus and (iv) purchase of an additional $1,475 of video phones by Aequus.

In October 2008, Aequus failed to pay $953 owed to us for the purchase of video phones, and as a result we terminated our reseller agreement with Aequus.  We have most of the units sold to Aequus in our possession and will attempt to sell the units elsewhere to recover the $953.  We continue to believe that the Video Relay Services and Video Remote Interpreting markets provide an attractive opportunity for the sale of video phones and have opened discussions and have initiated shipments of video phones with other Video Relay Services / Video Remote Interpreting service providers.   In addition, on January 27, 2009, we resolved arbitration proceedings with Aequus, and in full satisfaction of the outstanding arbitration claim Aequus agreed to terminate any obligation on our part to provide certain prepaid engineering services pursuant to a previous agreement with Aequus.  As a result of the arbitration, we retained $725 of the approximately $900 prepaid by Aequus for these engineering services.

Relationship with WGI and ACN.   On April 6, 2009, we completed a private placement of securities to WGI Investor LLC (“WGI”, or the “Investor”), pursuant to the terms of a Securities Purchase Agreement dated December 12, 2008.  In connection with the transaction, we issued to WGI an aggregate of 202,462,155 shares of our common stock, representing approximately 63% of the total number of issued and outstanding shares of our common stock, as well as a warrant to purchase up to approximately 140.0 million shares of our common stock in certain circumstances (the “Anti-Dilution Warrant”) in exchange for (i) cash consideration of $1,450 (of which $750 had been previously advanced to us by WGI), (ii) the cancellation of convertible debentures held by WGI under which approximately $5,100 in principal and accrued interest was outstanding as of March 31, 2009, and (iii) the cancellation of certain outstanding warrants held by WGI (the “Private Placement”).   In December 2008, WGI had acquired from YA Global Investments, L.P. (“YA Global”) the convertible debentures that we had previously issued to YA Global and the outstanding warrants to purchase our common stock then held by YA Global.  We expect to use the proceeds from the Private Placement primarily for working capital purposes.

WGI is a private investment fund whose ownership includes owners of ACN, Inc. (“ACN”), a direct seller of telecommunications services and a distributor of video phones.  Concurrently with the closing of the Private Placement, we entered into a commercial relationship with ACN pursuant to which we will design and sell video phones to ACN (the “Commercial Relationship”).  As part of the Commercial Relationship, we entered into two agreements, a Master Purchase Agreement pursuant to which ACN has committed to purchase three hundred thousand videophones over a two-year period and a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN has committed to provide us with $1,200 to fund associated software development costs.  In connection with the Commercial Relationship, we granted ACN a warrant to purchase up to approximately 38.2 million shares of our common stock at an exercise price of $0.0425 per share (the “ACN Warrant”).  The ACN Warrant will vest incrementally based on ACN’s purchases of video phones under the Commercial Relationship.

We account for stock warrants issued to third parties, including customers, in accordance with the provisions of the Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”).  In connection with the Commercial Relationship entered into with ACN in April 2009, we granted ACN a warrant to purchase up to approximately 38,200,000 shares of our common stock at an exercise price of $0.0425 per share.  This warrant will vest incrementally based on ACN’s purchases of videophones under the Commercial Relationship.  Under the provisions of EITF 96-18, we record a charge for the fair value of the portion of the warrant earned from the point in time when vesting of the warrant becomes probable. Final determination of fair value of the warrant occurs upon actual vesting. EITF 01-9 requires that the fair value of the warrant be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer. Accordingly, the application of these accounting guidelines will require our reported revenue from the Commercial Relationship to be reduced to reflect the fair value of the warrant granted to ACN pursuant to the Commercial Relationship and the excess fair value of the equity issued in the Private Placement.

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

Our significant accounting policies are described in the Management’s Discussion and Analysis section and the notes to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2008.  Judgments and estimates of uncertainties are required in applying our accounting policies in many areas.  Following are some of the areas requiring significant judgments and estimates:  revenue recognition, inventory valuation, stock based compensation, deferred revenues, deferred tax asset valuation allowances and valuation of derivative liabilities and related warrants.  Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of the Board of Directors has reviewed our disclosures of these policies.  There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section or the audited financial statements for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

Results of Operations:

Three Months Ended March 31, 2009 and March 31, 2008.

Revenues.

Net revenues for the three months ended March 31, 2009 and 2008 were $1,238 and $114, respectively, and reflect product, service and other revenues.  The increase of $1,124, or 986%, in these revenues during the three months ended March 31, 2009, with respect to the comparable period in 2008, primarily reflects the increases in product, service, and other revenues during the three months ended March 31, 2009, when compared to the comparable period in 2008.  The total revenue increase includes an increase in other revenue of $736 primarily realized from non recurring engineering services, related to the settlement of the dispute with Aequus wherein the settlement eliminated $725 of our $900 obligation to provide NRE to Aequus(See Note 13 of the accompanying financial statements).  Product revenues were $349 and $19, respectively, for the three months ended March 31, 2009 and 2008.  The increase in product revenues during the three months ended March 31, 2009, when compared to the same period in 2008, was $330.  Total service revenues were $93 and $35, respectively, for the three months ended March 31, 2009 and 2008.  The increase in service revenues during the three months ended March 31, 2009, when compared to the same period in 2008, was $58, or 166%.  The increases in both product and service revenues for the three months ended March 31, 2009, when compared to the same period in 2008, primarily reflects the shutting down of our operations from January 30, 2008 through March 11, 2008 as a result of our cash shortfall related in part to a dispute with our largest customer over the payment of significant monies which we believed was owed to us and the customer’s refusal to make such payments.

Gross profit of $324 and $76, respectively, was reported for the three month period ended March 31, 2009 and 2008.  For the three months ended March 31, 2009, gross margin was reduced by $600 relating to the establishment of an inventory reserve for certain excess and obsolete inventory.  Before this adjustment, gross margin for the three months ended March 31, 2009 was $924, or 75%, compared to $76, or 67%, for the same period in 2008.  This improvement in gross profit was primarily the result of the increase in revenue from the non-recurring engineering (NRE), training and service center usage revenues recognized from our agreement with Aequus, with the respective costs of these increased revenues having been previously incurred and recorded in 2008 (See Note 13 of the accompanying financial statements), and increased selling prices and lower unit costs of the product shipped during the three months ended March 31, 2009 compared to the same period in 2008.

Costs and Expenses.

Cost of Revenues. The cost of revenues, consisting of product and delivery costs relating to the deliveries of video phones, and direct costs related to non-recurring engineering services revenues, was $914 and $38, respectively, for the three months ended March 31, 2009 and 2008.  Primarily accounting for this increase in cost of revenues of $876 for the three  months ended March 31, 2009, compared to the same periods in 2008, were increased costs recorded at March 31, 2009 of $600 to establish an inventory reserve for certain excess and obsolete  inventory that may not be utilized in the future development of our video phones.  The cost of video phones shipped to customers was $294 and $17, respectively for the three months ended March 31, 2009 and 2008.  Increased shipments during the three months ended March 31, 2009, compared to this same period in 2008, additionally contributed to the increase in cost of revenues.  The reduced shipments during the three months ended March 31, 2008 was the result of shutting down of our operations from January 30, 2008 through March 11, 2008 as a result of our cash shortfall related in part to a dispute with our largest customer over the payment of significant monies which we believed was owed to us and the customer’s refusal to pay such monies.

Engineering and Development.  Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of our video phone product.  Engineering and development costs were $642 and $577, respectively, for the three months ended March 31, 2009 and 2008.  This increase of $65, or 11%, for the three months ended March 31, 2009, compared to the same period in 2008, primarily reflects an increase in staffing.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation (which includes compensation to manufacturer’s representatives and distributors), attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs (which include expenditures for co-op advertising and new market development) related to the continued introduction of our video phone product.  Sales and marketing costs were $38 and $219, respectively, for the three months ended March 31, 2009, compared with the three months ended March 31, 2008.  This decrease of $181, or 83%, is primarily the result of reduced marketing, customer service and promotional expenditures of $3 and $46, respectively, for the three months ended March 31, 2009 compared to the same period in 2008, $38 of credits received from certain marketing vendors in settlement of our unpaid obligations during the three months ended March 31, 2009, and $87 reduction in customer service center costs in the three months ended March 31, 2009 compared to the same period in 2008.

General and Administrative.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, as well as finance and general management activities, including legal, accounting and professional fees.  General and administrative expenses were $865 and $899, respectively, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  This decrease of $34, or 4%, is primarily attributable to reduced rent of $77, a reduction in consulting expenses of $24, and $98 of credits received from certain vendors in settlement of unpaid obligations by us, partially offset by the establishment of a bad debt reserve at March 31, 2009 of $157 relating to certain product shipped and invoiced to a customer that has not paid.  There was no bad debt expense recorded or a reserve established as of March 31, 2008.

Interest and Other Income and Interest Expense.  Interest and other income consisted of interest earned on cash and cash equivalents.  Interest and other income were $8 and $8, respectively, for the three months ended March 31, 2009 and 2008.  During the three months ended March 31, 2009 and 2008, we earned interest on an average cash balance of approximated $356 and $568, respectively.  During the three months ended March 31, 2009, we received a $7 membership fee refund, which was not received during the same period in 2008.  Interest expense was $72 and $90, respectively, for the three months ended March 31, 2009 and 2008, primarily consisting of accrued interest on the convertible debentures issued on August 11, 2006 and October 13 2006.

Income from Service Fee Contract Termination.  During the three months ended March 31, 2009 and 2008, we realized $348 and $0, respectively, of other income resulting from the payment from Aequus for the elimination of previously agreed service fees with Aequus as stated in our March 31, 2008 agreement with Aequus, which we realized over a ten month period (See Note 13 of the accompanying financial statements).

Income Taxes.  We have incurred net operating losses since inception and accordingly had no current income tax provision and have not recorded any income tax benefit for those losses, since realization of such benefit is currently uncertain.

Non Cash Change in Fair Value of Derivative Warrants and Conversion Options. For the three months ended March 31, 2009 and 2008, the non cash change in fair value of derivative warrants was a gain of $3,925 and $129, respectively. These fair value adjustments are primarily a result of changes in our common stock price during each reporting period and anti-dilution provisions that increased the number of outstanding warrants and reduced the warrant exercise price as of March 31, 2008 (See Note 7 of the accompanying financial statements) related to our June 2004 private placement of our Series A Convertible Preferred Stock and Warrants and our August 11, 2006 and October 13, 2006 private placements of secured Convertible Debentures and Warrants.

Amortization of Debt Discount. For the three months ended March 31, 2009 and 2008, the amortization of the debt discount was $683 and $218, respectively, relating to the normal amortization of the August 11, 2006 and October 13, 2006 private placements of secured convertible debentures.  This increase is principally the result of the application of the effective interest rate method to determine the monthly amortization of the discount over the term of the convertible debentures.  This method increases the periodic amortization charged as the convertible debentures reach maturity (See Note 6 of the accompanying financial statements).

Liquidity and Capital Resources

As of March 31, 2009, our primary source of liquidity consisted of proceeds from notes issued, the sale of stock and convertible debentures and from the sale of Ojo video phones.  Cash and cash equivalents are highly liquid, are of high quality investment grade and have original maturities of less than three months.

As of March 31, 2009, we had cash and cash equivalents of $320.  We utilized cash from operations of $862 during the three months ended March 31, 2009.

Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations and operating expenses.

Cash used in investing activities for the three months ended March 31, 2009 was primarily a result of capital expenditures of $27 for investments in equipment for product development and manufacture.

Cash provided by financing activities during the three months ended March 31, 2009 and 2008 was $780 and $1, respectively.  During the three months ended March 31, 2009, we issued notes totaling $780 (See Note 2 of the accompanying financial statements).

Operations and Liquidity.

We have incurred recurring net losses and have an accumulated deficit of $267,143, stockholder’s deficiency of $6,163 and a working capital deficit of $6,448 as of March 31, 2009.  We have also experienced severe cash shortfalls, deferred payment of some of our operating expenses, and shut down operations for a period of time in early 2008 to conserve our cash.  At least in the short term we do not expect to generate sufficient cash from operations and will likely need to secure additional cash financing and to increase product sales.  No assurances can be given that we will be able to obtain the necessary cash for us to continue as a going concern.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We had $8,782 of liabilities and substantially all of our assets were pledged as collateral as of March 31, 2009. These liabilities include $695 of detachable warrants related to our private placement of preferred stock in June 2004, and $625 of detachable warrants and $1,892 of debt (net of unamortized discount of $2,188) related to our financing in August and October 2006.

Short term cash requirement obligations as of March 31, 2009 were primarily related to the August and October 2006 secured convertible debenture transactions which mature in 2009.  The convertible debentures had an interest rate of 6% per annum and could be converted to common stock at the holder’s option. We had current debt as of March 31, 2009 on the balance sheet reflecting the convertible debentures issued on August 11 and October 13, 2006.  The convertible debentures payable, net of unamortized discounts of $2,188 and $2,287, had a balance of $1,892 and $1,793, respectively, as of March 31, 2009 and December 31, 2008 (See Note 6 of the accompanying financial statements).  As of March 31, 2009 and December 31, 2008, accrued interest was $1,038 and $978, respectively.  The convertible debentures were canceled in April 2009 (See Note 16 of the accompanying financial statements) in connection with the Private Placement transaction with WGI.

In December 2008, WGI acquired from YA Global Investments, L.P. (“YA Global”) the secured convertible debentures we previously issued to YA Global and the outstanding warrants to purchase our common stock then held by YA Global.  On April 6, 2009, we completed the Private Placement pursuant to which we issued and sold to WGI a total of 202,462,155 shares of our common stock, representing approximately 63% of our outstanding stock, as well as a warrant to purchase up to approximately 140.0 million shares of our common stock in certain circumstances, in exchange for (i) total cash consideration of $1,450, (ii) the cancellation of debentures held by WGI under which approximately $5,100 in principal and accrued interest was outstanding at March 31, 2009, and (iii) the cancellation of certain of our outstanding warrants to purchase an aggregate of 2,595,000 shares of our common stock held by WGI.

In October 2008 Aequus Technologies Corp. (“Aequus”) failed to pay to us $953 owed to us for the purchase of video phones, and as a result we terminated our reseller agreement with Aequus.  We have most of the units sold to Aequus in our possession and will attempt to sell the units elsewhere to recover the $953. There can be no assurance that we will be able to sell the units and recover the $953 owed by Aequus.  We continue to believe that the VRS and VRI markets provide an attractive opportunity for the sale of video phones and have opened discussions with other VRS/VRI service providers.

On January 27, 2009, we resolved the outstanding NRE Arbitration with Aequus, and in full satisfaction of the outstanding arbitration claim Aequus agreed to terminate any obligation on our part to provide certain prepaid engineering services pursuant to the March 31, 2008 Agreement with Aequus (Aequus had prepaid approximately $900 for these engineering services of which $725 was allocated to the settlement).

Our ability to generate cash is dependent upon the sale of our Ojo product, our ability to enter into arrangements to provide services, and on obtaining cash through the private or public issuance of debt or equity securities.  Given that our video phone business involves the development of a new product line with no market penetration in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of our sales efforts could also have an adverse ability to raise additional financing.

Based on management’s internal forecasts and assumptions, including, among others, the receipt of the payments which are currently committed to us, such as the remaining payments under our agreements with ACN pursuant to the Commercial Relationship, and assumptions regarding our short term cash requirements, we currently believe that we will have sufficient cash on hand to meet our obligations into the third quarter of 2009. However, there can be no assurance given that these assumptions are correct or that the revenue projections associated with product sales and services to ACN will materialize to a level that will provide us with sufficient capital to operate our business.

We continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, asset securitizations, or from other sources.  In addition the Company plans to explore additional service and distribution sales opportunities.  There can be no assurance given, however, that our efforts will be successful or that any additional financing will be available and can be consummated on terms acceptable to us, if at all. There can also be no assurance given that any additional sales can be achieved through additional service and distribution opportunities. If we are unable to obtain sufficient funds we may be required to further reduce the size of the organization or suspend operations which could have a material adverse impact on our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of Securities Exchange Act of 1934)  that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As previously reported in our Form 10-K for the year ended December 31, 2008, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2008.  The Company’s Chief Executive Officer and Chief Financial Officer determined that the Company had a material weakness related to the lack of internal GAAP expertise to assist with the accounting and reporting of complex financial transactions.  The limited Company resources as well as the Company’s focus and efforts toward keeping the Company solvent contributed to the material weakness.  As a result, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, its disclosure controls and procedures were not designed properly and were not effective in ensuring that the information required to be disclosed by the Company in the reports that we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  As a result of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the material weakness identified at December 31, 2008 still existed as the Company’s focus was on obtaining funding to continue operations and did not pursue remedies to the material weakness in accounting for complex transactions.  The staff additions to the Company required to maintain internal GAAP expertise, and to assist with the accounting and reporting of complex financial transactions necessary to meet the required compliance guidelines are costly and are expected to negatively impact future financial results.  In addition, there is no assurance that the necessary resources required for remedy of our material weakness will be available, and even if they are available there is no assurance that we will be able to conclude that our reporting systems are appropriately designed or effective, or that a material weakness will not be found in our internal controls over financial reporting, which could result in a material misstatement in future financial statements.

Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company is also still in the process of implementing a financial system that it believes will improve the internal control over financial reporting and will eliminate any identified deficiencies.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Although from time to time we may be involved in litigation as a routine matter in conducting our business, we are not currently involved in any litigation which we believe is material to our operations or balance sheet. During the first fiscal quarter 2008 we were involved in a dispute with Aequus Technologies.  We entered into an agreement with Aequus, effective March 31, 2008, that provided for the resolution of a dispute with Aequus regarding amounts we claimed were owed to us by Aequus including, (i) payment to us by Aequus of $5 million in scheduled payments over the next ten months, (ii) agreement to arbitrate approximately $1.4 million that we claimed were owed to us by Aequus for NRE costs, and (iii) purchase of an additional $1.5 million of video phones by Aequus.  In October 2008, however, Aequus failed to pay us approximately $1 million that we were owed for the purchase of video phones, and as a result we terminated our reseller agreement with Aequus.  We are reviewing our possible remedies to recover the $1 million, including selling Aequus inventory we hold in our possession.

On January 27, 2009, we resolved the outstanding NRE Arbitration with Aequus, and in full satisfaction of the outstanding arbitration claim Aequus agreed to terminate any obligation on our part to provide certain prepaid engineering services pursuant to the March 31, 2008 Agreement with Aequus (Aequus had prepaid approximately $900,000 for these engineering services of which $725,000 was allocated to the settlement).

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	We held a special meeting of stockholders on March 20, 2009.

(b)	N/A

(c)
The special meeting was held pursuant to the terms of the Securities Purchase Agreement, dated December 12, 2008, between WGI and the Company.  The matters voted upon at the Special Meeting and the votes cast with respect to such matters were as follows:

	Proposals	For	Against	Abstain	Broker Non- Votes

1.	To approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of Common Stock to 700,000,000 shares	67,859,735	863,634	905,090	0

2.	To approve the issuance and sale of the Company's common stock and warrants to WGI as part of the Private Placement	68,808,405	662,590	157,465	0

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

Exhibit	Description
3.1	Restated Certificate of Incorporation reflecting all amendments through March 31, 2009*
10.1	Promissory Note, dated February 4, 2009, in the amount of $550, issued to WGI Investor LLC*
10.2	Promissory Note, dated March 24, 2009, in the amount of $200, issued to WGI Investor LLC*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Dated: May 15, 2009	/s/ Robert Stevanovski
Robert Stevanovski
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2009	/s/ Joel Boyarski
Joel Boyarski
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)