Form 10-Q
period 2009-06-30
WORLDGATE COMMUNICATIONS INC
filed 2009-08-14
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2009
Common Stock, $0.01 par value per share	333,773,787 shares

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands, Except Share Amounts)

	June 30, 2009	December 31, 2008 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,209	$429
Trade accounts receivables, less allowance for doubtful accounts of $157 at June 30, 2009 and $0 at December 31, 2008	918	1,019
Other receivables	1	1
Inventory, net	1,048	1,176
Prepaid and other current assets	282	160
Revenue incentive asset - current portion (See Note 8)	4,200	0

Total current assets	7,658	2,785

Property and equipment, net	869	234
Deposits and other assets	0	66
Revenue incentive asset – long term portion (See Note 8)	55,800	0
Total assets	$64,327	$3,085

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities :
Accounts payable	$2,311	$1,750
Accrued expenses	657	1,420
Accrued compensation and benefits	91	173
Accrued severance	690	0
Detachable warrants	413	4,360
Warranty reserve	18	17
Deferred revenues and income	2,201	1,762
Notes Payable	96	0
Convertible debentures payable (net of unamortized discount of $0 at June 30, 2009 and $2,287 at December 31, 2008	0	1,793
Total current liabilities	6,477	11,275

Commitments and contingencies
Stockholders’ equity (deficiency):
Preferred Stock, $.01 par value, 13,492,450 shares authorized; 0 shares issued at June 30, 2009 and December 31, 2008	0	0
Common Stock, $.01 par value; 700,000,000 and 200,000,000 shares authorized at June 30, 2009 and December 31, 2008, respectively; and 325,048,500 shares issued and outstanding at June 30,2009 and 118,906,345 at December 31, 2008..	3,251	1,189
Additional paid-in capital	340,545	261,478
Accumulated deficit	(285,946)	(270,857)
Total stockholders’ equity (deficiency)	57,850	(8,190)
Total liabilities and stockholders’ equity (deficiency)	$64,327	$3,085

* Condensed from audited financial statement

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars In Thousands, Except Share And Per Share Amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Net revenues:
Product revenues	$16	$812	$365	$831
Service revenues	89	164	182	259
Other revenues	38	279	833	279
Total net revenues	143	1,255	1,380	1,369
Cost of revenues	5	837	919	875
Gross margin	138	418	461	494
Engineering and development (excluding depreciation and amortization amounts of $65 and $43 for the three months ended June 30, 2009 and 2008, respectively, and $90 and $93 for the six months ended June 30, 2009 and 2008, respectively).	763	498	1,405	1,075
Sales and marketing (excluding depreciation and amortization amounts of $9 and $13 for the three months ended June 30, 2009 and 2008, respectively, and $17 and $28 for the six months ended June 30, 2009 and 2008, respectively).	67	140	105	359
General and administrative (excluding depreciation and amortization amounts of $6 and $25 for the three months ended June 30, 2009 and 2008, respectively, and $12 and $59 for the six months ended June 30, 2009 and 2008, respectively).	1,576	978	2,441	1,877
Excess fair value transferred to WGI (See Note 8)	14,463	0	14,463	0
Depreciation and amortization	80	81	119	180
Total expenses from operations	16,949	1,697	18,533	3,491
Loss from operations	(16,811)	(1,279)	(18,072)	(2,997)
Other Income (expense)
Interest and other income	0	4	8	10
Change in fair value of derivative warrants and conversion options	284	(1,674)	4,209	(1,807)
Income from service fee contract termination	0	1,056	348	1,056
Amortization of debt discount	(2,235)	(707)	(2,918)	(926)
Loss on equipment disposal	0	(295)	0	(295)
Interest and other expense	(40)	(99)	(113)	(186)
Total other (expense) income, net	(1,991)	(1,715)	1,534	(2,148)
Net loss	$(18,802)	$(2,994)	$(16,538)	$(5,145)
Net loss per common share:
Basic and Fully Diluted	$(0.06)	$(0.05)	$(0.08)	$(0.09)
Weighted average common shares outstanding:
Basic and Fully Diluted	308,302,424	58,740,660	214,127,578	57,844,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in Thousands)

	Six Months ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(16,538)	$(5,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119	180
Amortization of debt discount	2,918	926
Excess fair value transferred to WGI (See Note 8)	14,463	0
Bad debt expense	157	0
Change in fair value of derivative warrants and conversion options	(4,209)	1,807
Loss on disposal of fixed assets	1	295
Inventory reserve	600	0
Non-cash stock based compensation	290	251
Changes in operating assets and liabilities:
Trade accounts receivable	(56)	75
Other receivables	1	603
Inventory	(472)	351
Prepaid and other current assets	(122)	(108)
Deposits and other assets	66	55
Accounts payable	60	529
Accrued expenses and other current liabilities	283	(732)
Accrued severance	690	0
Accrued compensation and benefits	(82)	67
Warranty reserve	1	(21)
Deferred revenues and other income	439	213
Net cash used in operating activities	(1,391)	(654)
Cash flows used in investing activities:
Capital expenditures	(256)	0
Proceeds from the sale of fixed assets	0	4
Net cash (used in) provided by investing activities	(256)	4
Cash flows from financing activities:
Proceeds from issuance of common stock	1,581	1
Proceeds from the issuance of notes	846	0
Net cash provided by financing activities	2,427	1
Net increase (decrease) in cash and cash equivalents	780	(649)
Cash and cash equivalents, beginning of period	429	1,081
Cash and cash equivalents, end of period	$1,209	$432
Non-cash investing and financing activities:
Cumulative effect on a change in accounting principle on (See Note 6):
Detachable warrants	$885	$0
Additional Paid in Capital	(1,751)	0
Accumulated deficit	1,449	0
Conversion of convertible debenture to common stock	0	648
Common stock issued in payment of convertible debentures	4,080	0
Common stock issued in payment of accrued interest	1,046	0
Common stock issued in payment of warrant derivative	623	0
Common stock issued in payment of notes	750	0
Revenue incentive asset	60,000	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars In Thousands, Except share and per Share Amounts)

1.	Basis of Presentation.

The unaudited condensed consolidated financial statements of WorldGate Communications, Inc. (“WorldGate” or the “Company”) for the three and six months ended June 30, 2009 and 2008 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In addition, the December 31, 2008 condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP.  These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 and the notes thereto included in the Company’s Annual Report on Form 10-K.  The accounting policies used in preparing these unaudited condensed consolidated financial statements are materially consistent with those described in the audited December 31, 2008 financial statements.

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

2.	Liquidity and Going Concern Considerations.

Cash and Cash Flow.  As of June 30, 2009, the Company had cash and cash equivalents of $1,209.   The Company’s cash used in operations was $529 and $1,391, respectively, during the three and six months ended June 30, 2009. The $2,650 of aggregate funds the Company received as a result of (a) the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, dated December 12, 2008 (“ Securities Purchase Agreement”), between WGI Investor LLC (“WGI”) and the Company and (b) the Commercial Relationship with ACN Digital Phone Service, LLC (“ACN”) described below, including $1,200 of payments received for development efforts, and the net proceeds from the exercise of certain warrants totaling $881 contributed to the generation of funds during the three months ended June 30, 2009 and have provided financing for the on-going operations of the Company.

Liabilities.  The Company had $6,477 of liabilities and none of its assets are pledged as collateral as of June 30, 2009.  These liabilities include $2,968 of accounts payable and accrued expenses, $690 of accrued severance, $2,201 of deferred revenues and income, and $413 of detachable warrants related to the Company’s private placement of preferred stock in June 2004.

Short Term Cash Requirements.  At June 30, 2009, the Company’s short term cash requirements and obligations include payment for finished, excess and obsolete inventory, accounts payable from continuing operations and operating expenses.  During the quarter ended June 30, 2009, the Company’s convertible debt and the interest related to this convertible debt was converted to equity pursuant to the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement.

Net Losses and Impact on Operations.  The Company has incurred recurring net losses and has an accumulated deficit of $285,946, stockholders’ equity of $57,850 and working capital of $1,181 as of June 30, 2009.  During 2007 the Company experienced severe cash shortfalls, deferred payment of some of its operating expenses, and elected to shut down its operations for a period of time during the first quarter of 2008. Further curtailments of its operations may be necessary in the future.  These factors raise substantial doubt about the Company’s ability to continue as a going concern as of June 30, 2009.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Aequus.  In October 2008, Aequus Technologies Corp. (“Aequus”) failed to pay to WorldGate $953 owed to WorldGate for the purchase of video phones, and as a result the Company terminated its reseller agreement with Aequus.  The Company has most of the units sold to Aequus in its possession and will attempt to sell the units elsewhere to recover the $953 while continuing to resolve its dispute with Aequus.  There can be no assurance that WorldGate will be able to sell the units and recover the $953 owed by Aequus.  The Company continues to believe that the Video Relay Services and Video Remote Interpreting markets provide an attractive opportunity for the sale of video phones and has initiated shipments of video phones with other Video Relay Services / Video Remote Interpreting service providers.

On January 27, 2009, the Company resolved the outstanding NRE Arbitration with Aequus, and in full satisfaction of the outstanding arbitration claim Aequus agreed to terminate any obligation on the Company’s part to provide certain prepaid engineering services pursuant to the March 31, 2008 Agreement with Aequus (Aequus had prepaid approximately $900 for these engineering services of which $725 was allocated to the settlement).

Vendor Payable.  On January 28, 2009, in exchange for a vendor’s agreement to reduce an outstanding obligation to the vendor, the Company issued a promissory note in the amount of $30, to this vendor.  $20 of this note was paid on April 1, 2009 and $10 of the note was paid on July 15, 2009.

Advance of Purchase Price by WGI Investor.  On February 4, 2009 and March 24, 2009, the Company, in exchange for cash received, issued promissory notes for $550 and $200 respectively to WGI. Both notes were an advance of the cash consideration payable by WGI at the closing of the transactions contemplated by the Securities Purchase Agreement.   The notes had a maturity date of May 1, 2009 and had interest payable at six percent per annum.  On April 6, 2009, upon closing of the transactions contemplated by the Securities Purchase Agreement, the two notes were cancelled pursuant to their terms.

WGI and ACN Transactions.  On April 6, 2009, the Company completed a private placement of securities to WGI pursuant to the terms of the Securities Purchase Agreement.  In connection with the transaction, the Company issued to WGI an aggregate of 202,462,155 shares of its common stock, par value of $0.01 per share (“Common Stock”) , representing approximately 63% of the total number of issued and outstanding shares of ’Common Stock,, as well as a warrant to purchase up to approximately 140.0 million shares of Common Stock in certain circumstances (the “Anti-Dilution Warrant”) in exchange for (i) cash consideration of $1,450 (of which $750 had been previously advanced to the Company by WGI), (ii) the cancellation of convertible debentures held by WGI under which approximately $5,100 in principal and accrued interest was outstanding and (iii) the cancellation of certain outstanding warrants held by WGI.  In December 2008, WGI had acquired from YA Global Investments, L.P. (“YA Global”) the convertible debentures that the Company had previously issued to YA Global and the outstanding warrants to purchase Common Stock then held by YA Global.  The Company expects to use the proceeds from the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement primarily for working capital purposes.

The Anti-Dilution Warrant entitles WGI to purchase up to 140.0 million shares of Common Stock at an exercise price of $0.01 per share to the extent the Company issues any capital stock upon the exercise or conversion of (i) any warrants, options and other purchase rights that were outstanding as of April 6, 2009 (“Existing Contingent Equity”), (ii) up to 19.7 million shares underlying future options, warrants or other purchase rights issued by the Company after April 6, 2009 (“Future Contingent Equity”), or (iii) the ACN Warrant described below.  The Anti-Dilution Warrant is designed to ensure that WGI may maintain 63% of the issued and outstanding shares of the Company’s capital stock in the event that any of the Company’s capital stock is issued in respect to the Existing Contingent Equity, the Future Contingent Equity or the ACN Warrant as defined below.  The term of the Anti-Dilution Warrant is ten years from the date of issuance, and the shares subject to the Anti-Dilution Warrant will be decreased proportionally upon the expiration of Existing Contingent Equity, Future Contingent Equity and the ACN Warrant.

WGI is a private investment fund whose ownership includes owners of ACN, a direct seller of telecommunications services and a distributor of video phones.  Concurrently with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the Company entered into a commercial relationship with ACN pursuant to which the Company will design and sell video phones to ACN (the “Commercial Relationship”).  As part of the Commercial Relationship, the Company entered into two agreements, a Master Purchase Agreement pursuant to which ACN has committed to purchase three hundred thousand videophones over a two-year period and a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN has committed to provide the Company with $1,200 to fund certain software development costs.   During the quarter ended June 30, 2009, the Company received the $1,200 for software development costs from ACN.  In connection with the Commercial Relationship, the Company granted ACN a warrant to purchase up to approximately 38.2 million shares of its Common Stock at an exercise price of $0.0425 per share (the “ACN Warrant”).  The ACN Warrant will vest incrementally based on ACN’s purchases of video phones under the Commercial Relationship.

Exercise of Warrants.  On June 23, 2009, the Company amended the exercise price and other provisions of certain Series A Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued June 23, 2004 and certain Series B Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued June 23, 2004 (collectively, the “2004 Warrants”), representing rights to purchase, in the aggregate, 8,771,955 shares of Common Stock and that would have expired on June 23, 2009.  The exercise price of the 2004 Warrants was amended to $0.25 per share of Common Stock and the expiration date of the 2004 Warrants was amended to August 7, 2009.

On June 23, 2009, the Company also amended the exercise price and other provisions of certain Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued August 3, 2005 (collectively, the “2005 Warrants”), representing rights to purchase, in the aggregate, 513,333 shares of Common Stock and that expire on August 3, 2010.  The exercise price of the 2005 Warrants was amended to $0.25 per share of Common Stock.

As of June 30, 2009, 3,166,667 of the 2004 Warrants and all of the 2005 Warrants were exercised, resulting in the Company issuing 3,680,000 shares of Common Stock and in return the Company received $920 in gross aggregate cash proceeds ($881 net proceeds).  After June 30, 2009 and through August 7, 2009, additional 2004 Warrants were exercised (including a significant number of 2004 Warrants held by an affiliate of Antonio Tomasello) resulting in the Company issuing 5,525,288 shares of Common Stock and in return the Company received $1,401 in cash proceeds.  The Company incurred $39 of fees pursuant to the transfer of the 2004 Warrants and 2005 Warrants from the original warrant holders that were not interested in exercising the warrants to new warrant holders. As of August 7, 2009, all 2004 Warrants had either expired or been exercised.  As of August 7, 2009, 879,359 of the warrants issued August 3, 2005 remain outstanding.

WGI Warrant.  Upon closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the Company issued to WGI a warrant to purchase up to 140.0 million shares of Common Stock (the “Anti-Dilution Warrant”), at an exercise price of $0.01 per share under certain circumstances, including if the Company issues any capital stock upon the exercise or conversion of any warrants that were outstanding as of April 6, 2009 (“Existing Contingent Equity”).   As of June 30, 2009, the 3,680,000 shares of Common Stock issued in connection with the exercise of the 2004 Warrants and 2005 Warrants resulted in WGI having the right to purchase an aggregate of 6,265,946 shares of Common Stock at an exercise price of $0.01 per share under the Anti-Dilution Warrant.   After June 30, 2009 and through August 7, 2009, the additional 5,525,288 shares of Common Stock issued in connection with the exercise of the 2004 Warrants and 2005 Warrants resulted in WGI having the right to purchase in aggregate 9,544,138 of additional shares of Common Stock at an exercise price of $0.01 per share under the Anti-Dilution Warrant.

Employment Agreements.  In connection with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the Company also entered into employment agreements with members of senior management, including Hal Krisbergh, Randall Gort, Joel Boyarski and James McLoughlin. The employment agreements entered into with the Company’s executive officers have a term of one year (unless terminated earlier by either party) and provide for the execution by the employee of a non-compete and confidentiality agreement with the Company.  The employment agreements set an annual base salary of $336 for Mr. Krisbergh, $200 for Mr. Gort, $195 for Mr. Boyarski and $190 for Mr. McLoughlin.  The agreements also provide for the payment of quarterly bonuses during the period of employment, based on individual performance objectives to be set by the Company’s compensation committee, with 100% of the target quarterly bonus amounts guaranteed for Q2 2009 and 50% guaranteed for Q3 2009, with the remaining amounts for Q3 and Q4 2009 earned to the extent that the individual performance objectives have been met.  The employment agreements also contemplate a future grant of options under a new stock incentive plan, as and when such plan is adopted by the board of directors, in the following anticipated amounts: Hal Krisbergh: 1,080,000 shares; Randall Gort: 1,080,000 shares; Joel Boyarski: 900,000 shares; and James McLoughlin: 900,000 shares.  While the employment arrangements under these agreements are “at-will,” the agreements provide that in the event the employee is terminated by the Company without cause, upon the execution by the employee of a general release in a form acceptable to the Company, the employee will be entitled to certain continued health benefits as well as severance in the amount equal to the greater of (i) the employee’s monthly base salary amount, plus any cash bonus amounts (including guaranteed amounts earned or accrued through the termination date), multiplied by the number of months remaining in the term or (ii) the employee’s monthly base salary amount, plus any cash bonus amounts (including guaranteed amounts earned or accrued through the termination date), multiplied by six.

Departure of Officers.  On April 9, 2009, Harold M. Krisbergh tendered his resignation as Chief Executive Officer and as a director of the Company and Randall J. Gort tendered his resignation as Senior Vice President, Chief Legal Officer and Secretary of the Company. On May 15, 2009 James McLoughlin tendered his resignation as Senior Vice President, Sales and Marketing.  In connection with their respective resignations, the Company entered into severance agreements with each of Messrs. Krisbergh, Gort, and McLoughlin pursuant to which the Company agreed to provide them with certain severance benefits, including continuation of their salary through April 6, 2010, payment of accrued bonus amounts, continuation of certain health benefits for the severance period, and an extension of the period during which vested options may be exercised.  These severance agreements provide a general release in favor of the Company and its affiliates.

Increase in Officer’s Compensation.  As of June 30, 2009, the Company increased its annual compensation obligations for officers and senior executives of the Company by $605 as a result of hiring additional members of senior management and the termination and severance payments of Messrs. Krisbergh, Gort, and McLoughlin described above.  In August 2009, the Company added an additional officer increasing the annual compensation by $220.  The severance compensation for Messrs. Krisbergh, Gort, and McLoughlin will cease on April 7, 2010.  As of June 30, 2009, the Company accrued $626 in officer’s compensation and severance.

Mototech Agreement.  On July 8, 2009, the Company entered into a letter agreement with Mototech, Inc. (“Mototech”) to settle all past due obligations owed by the Company to Mototech.  Mototech had performed various services for the Company, including manufacturing and engineering development, through various historical transactions, which resulted in a claim by Mototech for approximately $1,400 in unpaid fees and expenses from the Company.  Pursuant to the letter agreement,

•	all obligations of the Company to Mototech were terminated and the Company was released from all liabilities or obligations to Mototech, including all amounts due or owing to Mototech;

•
the Company agreed to pay $600 in cash to Mototech pursuant to the following payment schedule: (a) $50 was paid on July 20, 2009; (b) $100 to be paid on or prior to August 30, 2009; (c) $150 to be paid on or prior to September 30, 2009; and (d) $300 to be paid on or prior to October 30, 2009;

•
the Company issued to Mototech 3,200,000 unregistered shares of Common Stock, subject to the following conditions: (a) no such shares can be sold prior to the date that is 9 months after the issuance of such shares and (b) when such shares are permitted to be sold, no more than 25,000 of such shares may be sold in any single day; and

•
the Company issued to Mototech an unregistered warrant to purchase 1,000,000 shares of Common Stock (the “Mototech Warrant”) with the following terms: (a) exercise price of $0.35 per share; (b) immediate vesting of the entire warrant; and (c) expiration date of the earlier of (i) July 8, 2014, (ii) a change of control of the Company or (iii) the twentieth (20th) day following the Company’s delivery of notice to Mototech of the occurrence of a period of ten (10) consecutive trading days during which the quoted bid price of the Common Stock has been greater than a price equal to one hundred fifty percent (150%) of the exercise price of the warrant.

As a result of the Mototech transaction the Company reduced its accounts payable by $1,439, recorded accrued expenses of $600 for the cash to be paid and increased stockholder equity by $839 for the common stock and warrants issued.

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

Based on management’s internal forecasts and assumptions regarding its short term cash requirements, the Company currently believes that it will have sufficient cash on hand to meet its obligations into the fourth quarter of 2009.  However, there can be no assurance given that these assumptions are correct or that the revenue projections associated with product sales and services to ACN will materialize to a level that will provide the Company with sufficient capital to operate its business.

The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings or from other sources.  In addition, the Company plans to explore additional service and distribution sales opportunities. There can be no assurance given, however, that the Company’s efforts will be successful or that any additional financing will be available and can be consummated on terms acceptable to the Company, if at all. There can also be no assurance given that any additional sales can be achieved through additional service and distribution opportunities.  If the Company is unable to obtain sufficient funds, the Company may be required to reduce the size of the organization or suspend operations which could have a material adverse impact on its business prospects.

3.	Recent Accounting Pronouncements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.”  SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent considerations, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R is applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS No. 141R will have an impact on accounting for businesses acquired after the effective date of this pronouncement.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133,” which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective beginning January 1, 2009. The adoption of SFAS 161 did not have a material impact upon the Company’s consolidated financial position or results of operations.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company is required to adopt SFAS 165 prospectively to both interim and annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 is intended to improve financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of SFAS No. 167 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification, (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

4.	Inventory.

The Company’s inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined on a first-in, first-out cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions were considered in determining estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. To motivate trials and sales of the Ojo, which is the Company’s main product, the Company has historically subsidized, and may in the future continue to subsidize, certain of its product sales to customers that result in sales of inventory below cost.  Any significant unanticipated changes in the factors noted above could have an impact on the value of the Company’s inventory and its reported operating results.  At June 30, 2009 and December 31, 2008, the Company’s inventory balance was $1,048 and $1,176, respectively (net of a reserve of $600 and $0, respectively for excess and obsolete inventory that is not expected to be utilized in the continued development of the video phone).  Under an agreement with Aequus dated March 31, 2008, Aequus purchased $1,153 of units which were agreed to be held by the Company until shipped to Aequus customers.  Included in the inventory balance reported on the balance sheet as of June 30, 2009 are remaining Aequus units not yet shipped to Aequus customers totaling $765.

5.	Stock Based Compensation.

The Company accounts for stock based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).   SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements, and that such cost be measured at the fair value of the award.  SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating inflows.  As a result, the Company’s net loss before taxes for the three and six months ended June 30, 2009 included approximately $226 and $290, respectively, of stock based compensation. The three and six months ended June 30, 2008 included approximately $126 and $251, respectively, of stock based compensation.  The stock based compensation expense is included in general and administrative expense in the condensed consolidated statements of operations.

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

On May 26, 2009, the Company’s Board of Directors (the “Board”) approved the terms of Amendment No. 1 (the “Amendment”) to the Company’s 2003 Equity Incentive Plan (the “Plan”).  The Amendment, among other things, increased the maximum number of shares of Common Stock that may be issued or transferred under the Plan to 26,500,000 and increased the maximum amount of shares that may be issued in any fiscal year to any single participant in the Plan underlying an option award to 2,000,000 shares.  The Board determined that it was advisable and in the best interests of the Company to increase the maximum number of shares available under the Plan so as to enable the Company to be able to provide meaningful equity incentives to eligible participants in light of the significant increase (from 118,906,345 on March 16, 2009 to 321,368,500 on May 5, 2009) in the number of shares of Common Stock that are now outstanding as a result of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement.

Upon the approval of the Amendment, pursuant to authority delegated to them, the members of the Compensation and Stock Option Committee of the Board who are “outside directors” as defined in Treas. Reg. Section 1.162-27(e)(3) and “non-employee directors” as defined in Rule 16(b)-3 of the Securities and Exchange Act of 1934, as amended, approved grants of non-qualified stock options to purchase an aggregate of 13,261,500 shares of Common Stock to certain employees and consultants of the Company.  Each such option has an exercise price equal to the fair market value of the underlying stock as of the date of the grants (which was $0.28 and $0.32, respectively, per share based on the closing price on the Over the Counter Bulletin Board on May 26, 2009 and June 30, 2009), vests in four equal annual installments commencing on the first anniversary of the date of grant and has a ten year term.  These options had a weighted average grant date fair value of $0.28 per share determined using the Black Scholes fair value option model.

A summary of awards under the Company’s 2003 Equity Incentive Plan is presented below:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding, January 1, 2009	6,080,364	$0.27	$0
Granted	13,261,500	$0.28
Exercised	0	0
Cancelled/forfeited	(319,431)	$0.27
Outstanding, June 30, 2009	19,022,433	$0.28	$1,543,493
Exercisable, June 30, 2009	4,081,585	$0.32	$706,553

As of June 30, 2009, there was a total of $3,925 of unrecognized compensation arrangements granted under the Plan.  The cost is expected to be recognized through 2013.

Options granted during the six months ended June 30, 2009 vest over four years and expire ten years from the date of grant under the Plan. The weighted-average exercise price of the options granted was $0.28. The fair value of each option grant is estimated on the date of grant using the Black-Scholes fair value option valuation model. The weighted-average assumptions used for these grants were: expected volatility of 194%; average risk-free interest rates of 2.40%; dividend yield of 0%; and expected life of 6.25 years.

The following table summarizes information about stock options outstanding at June 30, 2009:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 - $0.39	18,341,441	8.89	$0.23	3,463,093	$0.11
$0.40 - $0.59	56,500	7.55	0.49	31,500	0.49
$0.60 - $0.89	289,492	5.48	0.60	289,492	0.60
$0.90 - $1.34	6,500	3.07	1.20	6,500	1.20
$1.35 - $2.01	81,500	4.79	1.72	56,500	1.78
$2.02 - $3.02	193,000	3.73	2.39	193,000	2.39
$3.03 - $4.53	54,000	5.71	3.60	41,500	3.59
Total	19,022,433	8.74	$0.28	4,081,585	$0.32

An aggregate of 1,151,000 restricted shares were granted on October 3, 2007 and December 20, 2007 to certain senior executives that vest upon the achievement of certain performance criteria:

•
10% of the shares vest upon achieving each of a 10%, 20%, 30%, 40% and 50% increase for the Company in total gross revenue in a quarter over its third quarter 2007 total gross revenue of $1,532 as shown on its statement of operations as reported in the SEC filings;

•
25% of the shares vest upon the Company achieving (1) a quarterly operating cash break-even (defined as zero or positive “net cash provided by operations” consistent with or as reported on the Consolidated Statement  of Cash Flows and (2) a 10% net income as a percent of revenue.

During 2008, 318,000 of these restricted shares were forfeited, leaving a balance of outstanding restricted shares of 833,000 at December 31, 2008 with an aggregate fair value of $198 on their dates of grant of October 3, 2007 and December 20, 2007. The criteria for these restricted shares were amended to clarify that the criteria is intended to refer to transactions and revenue, operating cash flow and income generated in the ordinary course of the Company’s business, and not to extraordinary transactions.  During the three month period ended June 30, 2009, 525,000 additional restricted shares were forfeited by executives whose employment with the Company ended.  As of June 30, 2009, it was determined that it was more likely than not that the remaining 308,000 outstanding restricted shares, with a fair value of $83, would vest.  As such, the Company began amortizing the fair value of these shares over the expected period that they will vest and recorded compensation expense of $9 for these grants.

The following table is the summary of the Company’s nonvested restricted shares as of June 30, 2009.

Restricted Shares

Nonvested as of January 1, 2009	833,000
Granted	0
Vested	0
Cancelled/forfeited	(525,000)

Nonvested as of June 30, 2009	308,000

6.	Accounting for Secured Convertible Debentures and Related Warrants.

As discussed in Note 2, the Company completed a transaction with WGI on April 6, 2009 in which the convertible debentures described below were cancelled.

General Terms of Convertible Debentures.  On August 11, 2006 and October 13, 2006, the Company completed a private placement with an institutional investor of convertible debentures in the aggregate principal amount of $11,000.  The Company received $6,000 ($5,615, net of transaction costs) upon the closing of the transaction on August 11, 2006 (the “First Tranche”) and the remaining $5,000 ($4,700, net of transaction costs) was received on October 13, 2006 (the “Second Tranche”).   The convertible debentures had a maturity of three years, an interest rate of 6% per annum, and were convertible at the option of the investors into Common Stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted closing price (“VWAP”) of the Common Stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends, splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions).  Interest is payable at maturity, and the Company may elect to pay the interest amount in cash or shares of its Common Stock.  The Company also granted the holder of convertible debentures a security interest in substantially all of its assets.  Upon any liquidation, dissolution or winding up of the Company, the holders of the convertible debentures would have been entitled to receive the principal amount of the convertible debentures, together with accrued and unpaid interest, prior to any payment to the holders of the Company’s common and preferred stock.

Amendment To Convertible Debentures.  On May 18, 2007, the Company and the holder amended the terms of the convertible debentures to remove the investor’s ability, upon conversion of the debenture, to demand cash in lieu of shares of Common Stock and to clarify that the Company may issue restricted shares if there is no effective registration statement at the time of conversion. This amendment of the terms of the convertible debenture resulted in the Company reclassifying the derivative conversion option liability embedded in the convertible debentures from debt to equity.

Restrictions on Convertible Debentures.  The holder could not make any conversions below $1.75 per share (i) which would exceed $500 in principal amount in any calendar month or (ii) which would result in the issuance of more than 840,000 shares of Common Stock per calendar month (provided that this maximum share limit will be waived by the Company unless it elects to pay the holder in cash the difference in value between 840,000 shares and the number of shares the holder wishes to convert, up to the $500 per month conversion limit).  If the Company was in default under the convertible debentures, these limitations would be waived. The holder was also not restricted in making conversions at $1.75 per share.

In no case, however, may the holder convert the convertible debentures if it would result in beneficial ownership by the holder of more than 9.99% of the Company’s outstanding Common Stock (though this provision can be waived by the holder upon 65 days prior notice).

In addition, with respect to all of the convertible debentures, the aggregate number of shares to be issued upon conversion, exercise of the warrants (described below), payment for commitment shares (described below), and payment of liquidated damages (described below) has been limited to 61,111,111 shares of Common Stock.  In December 2008, the share limitation of the aggregate number of shares to be issued was increased to 75,368,811 shares of Common Stock.

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

Prior to the May 18, 2007 amendment of the convertible debenture, subject to the share limitation, as discussed above, the actual number of shares of Common Stock that would be required if a conversion of the convertible debentures was made through the issuance of Common Stock could not be predicted.  If the Company’s requirements to issue shares under these convertible debentures had exceeded the share limitation, or if it was not listed or quoted for trading on the OTCBB, the Company could have been required to settle the conversion of the convertible debentures with cash instead of its Common Stock.

Through May 18, 2007, the Company accounted for the conversion options using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings.  On May 18, 2007 the Company and the investor amended the terms of the secured convertible debentures to remove the investor’s ability, upon conversion of the debentures, to demand cash in lieu of shares of Common Stock and to clarify that the Company may issue restricted shares if there is no effective registration statement at the time of conversion.  This amendment of the terms of the convertible debentures permitted the Company to reclassify $5,384 of the embedded derivative conversion option liability to stockholders’ equity.  The discount on the convertible debentures of $5,240 was based on amortization until October 2009.

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

From January 1, 2009 through closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement when the debentures were cancelled, there were no conversions of the debentures. As a result during the three and six months ended June 30, 2009 there were no issuances of Common Stock related to the debentures.  During the three and six months ended June 30, 2008, $646 and $647, respectively in face value of the convertible debentures was converted, resulting in the issuance of 6,116,010 and 6,116,581 shares of Common Stock, respectively.  As a result of the amortization and conversion, $2,235 and $2,918, respectively, of the discount on the convertible debenture has been charged to discount amortization for three and six months ended June 30, 2009, which includes the effects of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement.  During the three and six months ended June 30, 2008, $707 and $926, respectively, of the discount on the convertible debenture has been charged to discount amortization. As of June 30, 2009, there was no debt or interest outstanding as a result of the cancellation of the convertible debenture and interest as part of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement.

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

The following warrants were issued under the August 2006 tranche and the October 2006 tranche and were cancelled as part of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement:

Tranche	Exercise Price	Warrant Shares

August 2006	$1.85	624,545

	$2.35	600,000

	$2.60	190,909

October 2006	$1.85	520,455

	$2.35	500,000

	$2.60	159,091

7.	Accounting for Derivative Instruments.

The Company accounts for certain warrants, including the warrants issued as part of the June 2004 private placement of preferred stock and the warrants issued as part of the August and October 2006 private placement of convertible debentures, as a derivative liability using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings.  The August and October 2006 warrants were cancelled as part of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement (See Note 2).  The Company recognized a total non-cash gain of $284 and $4,209, respectively, for the three and six months ended June 30, 2009 and a non-cash expense of $1,674 and $1,807, respectively, for the three and six months ended June 30, 2008, for these derivative warrants, based on the following criteria, each of which impact on the fair value of the derivative, using the Black-Scholes valuation model:

	June 2004 Private Placement Warrants
Criteria	June 30, 2009	June 30, 2008

Closing Common Stock price	$0.32	$0.19

Applicable volatility rates	86%	192%

Risk-free interest rates	0.17%	2.36%

Contractual life of instrument	0.10 years	1.00 years

The following table summarizes the derivative instruments (warrants) liability for the three and six months ended June 30, 2009 (See Note 6):

	June 2004 Private Placement	August and October 2006 Private Placement	Total
Outstanding, December 31, 2008	$4,360	$0	$4,360
Cumulative effect of the change in accounting principal, January 1, 2009 (See Note 6)	0	885	885
Net cash gain in fair value:
Three months ended March 31, 2009	(3,665)	(260)	(3,925)
Three months ended June 30, 2009	(282)	(2)	(284)
Total six months ended June 30, 2009	(3,947)	(262)	(4,209)
Cancellation of Warrants April 6, 2009	0	(623)	(623)
Outstanding, June 30, 2009	$413	$0)	$413

8.	Accounting for the WGI / ACN transaction

The Company accounts for stock and warrants issued to third parties, including customers, in accordance with the provisions of the Emerging Issues Task Force (“EITF “) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”).

On April 6, 2009, the Company completed a private placement of securities to WGI pursuant to the terms of the Securities Purchase Agreement.  In connection with the transaction, the Company received the following elements of value (i) cash consideration of $1,450 (of which $750 had been previously advanced to the Company by WGI as a note), (ii) the cancellation of convertible debentures held by WGI under which $4,080 in principal and $1,046 in accrued interest was cancelled and (iii) the cancellation of certain outstanding warrants held by WGI with a fair value of $623.

The total fair value of these elements received by the Company was determined by the Company to be approximately $7,199.  In connection with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, WGI received (i) 202,462,155 shares of Common Stock and (ii) a ten year Anti-Dilution Warrant, with an exercise price of $0.01, to purchase up to approximately 140.0 million shares of Common Stock in certain circumstances.  The fair value of the issued shares was determined to be $58,714 based on the closing price of $0.29 on April 6, 2009.  The fair value of the Anti-Dilution Warrant was determined to be $22,948 based on using the Black Scholes pricing model and certain assumptions regarding the estimated probability for the issuance of capital stock upon the exercise or conversion of each of (i) the Existing Contingent Equity (ii) Future Contingent Equity or (iii) the ACN Warrant (See Note 2).  As a result, the Company has determined that the value received by WGI exceeded the fair value received by the Company by $74,463 as summarized below:

Fair value Received by WGI:
202,462,155 shares of Common Stock	$58,714
Anti-Dilution Warrant	22,948
Total fair value received by WGI		$81,662

Consideration Received by the Company
Cash received	1,450
Convertible debenture cancelled	4,080
Interest on convertible debentures cancelled	1,046
Warrant derivative terminated	623
Total consideration received by the Company		7,199

Excess fair value transferred to WGI		$74,463

Since the WGI transaction is related to the ACN Master Purchase Agreement pursuant to which ACN has committed to purchase three hundred thousand videophones over a two-year period, with expected revenue of $60,000, and the consideration provided to WGI is considered to be an inducement to a vendor per EITF 96-18 and EITF-01-9, the $74,463 in excess fair value is required to be offset as a reduction of revenues to the extent of cumulative probable future revenue from that customer.(there can be no assurance provided that this revenue will materialize). However, since the excess fair value exceeds the probable future revenues expected under the ACN Master Purchase Agreement by $14,463, EITF-01-9 requires the amount of the excess in fair value provided to a vendor over the probable future revenue ($14,463) to be taken as an immediate non cash expense. The amount of the excess in fair value equal to probable future revenue of $60,000 has been recorded as a $4,200 current asset and $55,800 long-term deferred asset (presented as “Revenue incentive asset”) in accordance with EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other than Employee” in the balance sheet at June 30, 2009, and will offset revenue as and when the revenue is realized.  In future periods should the Company determine that probable future revenue would be less than $60,000, the Company would record an immediate non cash expense for any probable revenue shortfall.

In addition, in connection with the Commercial Relationship entered into with ACN on April 6, 2009, the Company granted ACN the ACN Warrant.  The ACN Warrant will vest incrementally based on ACN’s purchases of videophones under the Commercial Relationship.  Under the provisions of EITF 96-18, the Company will record a charge for the fair value of the portion of the warrant earned from the point in time when shipments of units are initiated to ACN through the vesting date. Final determination of fair value of the warrant occurs upon actual vesting. EITF 01-9 requires that the fair value of the warrant be recorded as a reduction of revenue to the extent of probable cumulative revenue recorded from that customer.

Accordingly, the application of these accounting guidelines will require the Company’s reported revenue from the Commercial Relationship to be reduced to reflect both the fair value of the ACN Warrant and the excess fair value of the equity issued on the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement.

9.	Fair Value of Financial Instruments.

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
    Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
    Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any liabilities categorized as Level 1or Level 2 as of June 30, 2009. The Company had Level 3 derivative liabilities valued at $413 as of June 30, 2009.

The following is a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended
June 30, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Description	Derivatives
Liabilities:
Balance, January 1, 2009	$4,360
Cumulative effect of the change in accounting Principal, January 1, 2009 (See Note 6)	885
Cancelation of debenture April 6, 2009	(623)
Total gain in fair value included in operations	(4,209)

Balance, June 30, 2009	$413

The change in fair value recorded for Level 3 liabilities for the periods above are reported in other income (expense) on the consolidated statement of operations.

17

10.	Commitments and Contingencies.

The Company’s prior five year lease was signed on September 1, 2005 and covered 42,500 square feet at an annual rate of $11.40 per square foot with a 3% increase annually, cancelable by either party with eight months notice, with a termination by tenant which included a six month termination fee.  In March 2009, the parties agreed in principle to a new lease effective retroactive to April 1, 2008 (and the cancellation of the current lease with no termination cost) for a smaller space within the current facility consisting of approximately 17,000 square feet at an annual fee of $7 per square foot. The Company relocated into this smaller space in April 2008. This new lease was executed in April 2009 and is cancelable by either party upon 90 days notice with no termination costs. Total rent expense for the three and six months ended June 30, 2009 amounted to approximately $46 and $88, respectively, and for the three and six months ended June 30, 2008 amounted to approximately $43 and $164, respectively.

In December 2008, the Company entered into a 60 month lease for office equipment. As of June 30, 2009, there remains an aggregate of $39 to be paid over the remaining period of the terms of the leases.

The future minimum contractual rental commitments under non-cancelable leases for each of the fiscal years ending December 31 are as follows:

2009 (July 1 to December 31,2009)	$6
2010	11
2011	11
2012	11
Total	$39

11.	Net Loss per Share (Basic and Diluted).

The Company displays earnings per share in accordance with SFAS No. 128, “Earnings Per Share.”  SFAS No. 128 requires dual presentation of basic and diluted earnings per share (“EPS”).  Basic EPS includes no dilution and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS includes under the “if converted method” of SFAS No. 128 the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Outstanding stock options, warrants and other potential stock issuances are not included in the computation when they are not in the money and their effect would be anti-dilutive.  The following table presents the shares used in the computation of fully diluted loss per share for the three and six months ended June 30, 2009 and 2008:

	For the three months ended June 30,

	2009	2008
Numerator for diluted EPS calculation:
Net loss	$(18,802)	$(2,994)

Denominator for diluted EPS calculation:
Basic and Fully Diluted weighted average common shares outstanding	308,302,424	58,740,660

Basic and Fully Diluted EPS*	$(0.06)	$(0.05)

	For the six months ended June 30,

	2009	2008
Numerator for diluted EPS calculation:
Net loss	$(16,538)	$(5,145)

Denominator for diluted EPS calculation:
Basic and Fully Dilutive weighted average common shares outstanding	214,127,578	57,844,501

Basic and Fully Dilutive EPS*	$(0.08)	$(0.09)

* The Company had net losses during the three and six month periods ended June 30, 2009 and 2008 and as such     the basic and fully diluted earnings per share calculations use the same share amounts in determining the earning  per share value (adding the fully dilutive shares to the denominator would be antidilutive to the calculations).

Potential common shares excluded from net loss per share for the three and six  months ended June 30, 2009, were 206,971,328 and 71,477,947 for the three and six months ended June 30, 2008 because their effect would be anti-dilutive.  Potential common shares comprise shares of Common Stock issuable upon the exercise of stock options, unvested restricted stock and warrants, and upon the conversion of convertible debentures irrespective of whether such securities are in the money.

12.	Warrants.

A summary of the Company’s warrant activity for the three months ended June 30, 2009 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, April 1, 2009	20,035,811	$0.94	1.02
Granted
WGI Anti-Dilution Warrant	140,009,750	0.01
ACN Warrant	38,219,897	0.0425
Total Granted	178,229,647	0.02
Expired/cancelled	(6,944,563)	(1.06)
Exercised	(3,680,000)	(0.25)
Outstanding, June 30, 2009	187,640,895	$0.06	9.33

Exercisable, June 30, 2009	9,411,248

13.	Stockholders’ Equity (Deficiency).

The following summarizes the transactions in stockholders’ equity (deficiency) from January 1, 2009 through June 30, 2009:

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance as of January 1, 2009	$1,189	$261,478	$(270,857)	$(8,190)
Cumulative effect of a change in accounting principle	0	(1,751)	1,449	(302)
Balance as of January 1, 2009	1,189	259,727	(269,408)	(8,492)
Non-cash stock based compensation		290		290
Issuance of Common Stock upon exercise of warrants	37	844		881
April 6, 2009 Issuance of Common Stock and Anti-Dilution Warrant	2,025	72,438		74,463
April 6, 2009 Cancellation of convertible debt and accrued interest		6,623		6,623
April 6, 2009 Cancellation of the derivative warrants		623		623
Net loss for the six months ended June 30, 2009	0	0	(16,538)	(16,538)
Balance as of June 30, 2009	$3,251	$340,545	$(285,946)	$57,850

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

Video Phone Sales. During the three and six months ended June 30, 2009, the Company did not ship any product to customers with a right of return.  During the three and six months ended June 30, 2008, the Company shipped approximately 0 and 9 units, respectively, with a sales value of $0 and $2, respectively, to customers with a right of return.  These customers may exercise their right of return only if they do not sell the units to their respective customers.  Revenue and cost for these units were deferred in accordance with SFAS 48 “Revenue Recognition when a Right of Return Exists.”

Aequus Revenue.  From June 2007 through March 2008 the Company shipped its video phone product to Aequus.  As part of its June 2007 agreement with Aequus, the Company began to recognize product revenue at the time of shipment of its video phone. In addition, the Company also began to receive service fee revenues based on a percentage of the fees earned by Aequus and for which the customer has received service. The Company recognizes this service fee revenue upon confirmation from Aequus of the fees they have earned.   The Company also receives service fee revenues from end consumers which are recognized after the services have been performed.

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

The Company recognized revenue for the NRE and training and support as the service was provided. For the three and six months ended June 30, 2009 such revenue was $0 and $796, respectively. For the three and six months ended June 30, 2008, revenue of $279 was recognized for NRE and training and support.  The revenue of $796 in the quarter ended June 30, 2009 includes $725 related to the settlement of the dispute with Aequus wherein the settlement eliminated $725 of the Company’s $900 obligation to provide NRE to Aequus and was credited to NRE services provided under a previous agreement with Aequus.  The Training was expected to be performed over approximately 7 months. Revenue from the use of the video phone service center was recognized on a straight-line basis over the expected period of use, which was approximately 7 months.  Since collectibility was not reasonably assured, the contract termination fee was recognized as other income on a straight line basis over the ten months that the $5,000 was paid.  For the three months ended June 30, 2009 and 2008, other income was recorded for the contract termination fee of $0 and $1,056, respectively.  For the six months ended June 30, 2009 and 2008, other income was recorded for the contract termination fee of $348 and $1,056, respectively.  The Company had received payment of $1,475 toward the purchase of video phone units and all of the $5,000 agreed payments in 2008 and the first quarter of 2009.

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

•
Purchase of Units.  Units purchased per the March 31, 2008 agreement with Aequus are initially held by the Company pending shipment to Aequus customers.  Revenue for these units held by the Company pending shipment to the ultimate customer is deferred, per the SEC Staff Accounting Bulletin Topic 13A(3)(a) (Bill and Hold Arrangements).  Revenue for the units held is recognized as and when the units are shipped to the Aequus customers.  For the three months ended June 30, 2009 and 2008, the Company shipped $0 and $790, respectively, to Aequus customers. For the six months ended June 30, 2009 and 2008, the Company shipped $0 and $790, respectively, to Aequus customers.

ACN Revenues.  On April 6, 2009, the Company entered into a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN has committed to provide the Company with $1,200 to fund certain software development costs.   During the quarter ended June 30, 2009 the Company received the $1,200 from ACN.  The Company recorded these funds as deferred revenue as of June 30, 2009, pursuant to the Software Development and Integration and Manufacturing Assistance Agreement’s terms which partially compensates the Company for its development of a video phone and licensing thereof.  The Company will recognize revenue from this funding upon completion of the development in accordance with SOP 81-1 “Accounting for Performance of Construction Type and Certain Production Type Contracts.”

 15.        Risks and uncertainties.

The Company depends on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key components and services critical for the product the Company is developing in its video phone business.  The components and raw materials used in the Company’s Ojo video phone product, as well as the vendors providing the parts necessary for the Ojo, are constantly changing which may continue to result in the discontinuation and/or the unavailability of certain parts possibly resulting in significant additional product development to accommodate changes in vendor and replacement parts and may render some parts as excess and obsolete.  This could increase the risk of additional obsolescence and or development cost for the Company in pursuing large volume customers.  Parts are sourced based, among other factors, on reliability, price and availability.

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

16.         Accounting for the Uncertainty in Income Taxes.

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”(“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The Company’s policy for recording interest and penalties associated with audits is not to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  There were no amounts accrued for penalties or interest as of or during the three and six months ended June 30, 2009 and 2008.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

17.   Net Operating Losses and Changes of Ownership

The Company’s ability to utilize its net operating loss carryforwards and credit carryforwards will be subject to annual limitations as a result of prior, current or future changes in ownership and tax law as defined under Section 382 of the Internal Revenue Code (IRC) of 1986. Such limitations are based on the Company’s market value at the time of an ownership change multiplied by the long-term tax-exempt rate supplied by the Internal Revenue Service.

October 2008 Change of Control.  Upon completing an analysis as required by IRC Section 382, it was determined that during October 2008, as a result of the aggregation of shares related to the conversion of the convertible debenture into shares of Common Stock by the convertible debenture holder, the Company experienced a change of ownership as defined in Section 382.  Prior to the change, the Company had a net operating loss carryforward (NOL) of approximately $237,441. Due to the annual limitations imposed by Section 382, the Company will be unable to utilize approximately $234,952 of this net operating loss and the remaining amount of approximately $2,489 will be subject to an annual utilization limitation of approximately $124 for 20 years.  The total NOL available to offset future taxable income as of December 31, 2008 is approximately $2,754, which includes losses incurred for the period up to the change of control of approximately $2,489 (subject to annual limitations) and losses incurred subsequent to the change in control to December 31, 2008 of approximately $265, which will likely not be subject to an annual limitation.

April 2009 Change of Control.  Upon completing an analysis as required by Section 382, it was determined that during April 2009, as a result of the private placement pursuant to which WGI acquired shares of Common Stock representing 63% of the outstanding Common Stock, the Company experienced a second change of ownership as defined in Section 382.  As a result of the second change, the NOL limitation attributable to the first change of approximately $124 annually will remain in place limiting approximately $2,489 of NOL. The post October 2008 change of control loss of approximately $265 would be able to be fully utilized going forward with no likely limitations.

The state net operating loss projected to be lost is approximately $187,356 resulting in approximately $2,754 remaining to be carried forward subject to similar annual limitations. The state net operating losses are also limited by state law and subject to maximum utilization limits. The federal research and experimentation credit (R&D), which provides tax credit for certain R&D efforts, will also be subject to an annual limitation.  Due to the limitation pursuant to Section 382, all but approximately $25 of the credit is lost.  The federal credits remaining will expire in 2028.  All state research and experimentation credit carryovers have been refunded and no state credit remains.

Results of the Company’s net operating and credit carryforwards are expressed within the table below:

	FEDERAL	STATE	FEDERAL
	NOL	NOL	R&D
NOL and credit prior to October change	237,441	189,845	4111
Unavailable losses/credit as a result of the October 2008 change in control	234,952	187,356	4111
Loss/credit Available after October change subject to annual limitations	2,489	2,489	none

NOL/Credit attributable to period subsequent to October change in control	265	265	25

Total NOL and credits subject to limitation	2,754	2754	25

Future issuances of Common Stock and subsequent losses may further affect this analysis which might cause an additional limitation on our ability to utilize the remaining net operating loss carryforwards.

18.         Subsequent Events

Mototech Agreement.  On July 8, 2009, the Company entered into a letter agreement with Mototech, Inc. (“Mototech”) to settle all past due obligations owed by the Company to Mototech.  Mototech had performed various services for the Company, including manufacturing and engineering development, through various historical transactions, which resulted in a claim by Mototech for approximately $1,400 in unpaid fees and expenses from the Company.  Pursuant to the letter agreement,

•	all obligations of the Company to Mototech were terminated and the Company was released from all liabilities or obligations to Mototech, including all amounts due or owing to Mototech;

•
the Company agreed to pay $600 in cash to Mototech pursuant to the following payment schedule: (a) $50 was paid on July 20, 2009; (b) $100 to be paid on or prior to August 30, 2009; (c) $150 to be paid on or prior to September 30, 2009; and (d) $300 to be paid on or prior to October 30, 2009;

•
the Company issued to Mototech 3,200,000 unregistered shares of Common Stock,, subject to the following conditions: (a) no such shares can be sold prior to the date that is 9 months after the issuance of such shares and (b) when such shares are permitted to be sold, no more than 25,000 of such shares may be sold in any single day; and

•
the Company issued to Mototech an unregistered warrant to purchase 1,000,000 shares of Common Stock (the “Mototech Warrant”) with the following terms: (a) exercise price of $0.35 per share; (b) immediate vesting of the entire warrant; and (c) expiration date of the earlier of (i) July 8, 2014, (ii) a change of control of the Company or (iii) the twentieth (20th) day following the Company’s delivery of notice to Mototech of the occurrence of a period of ten (10) consecutive trading days during which the quoted bid price of the Common Stock has been greater than a price equal to one hundred fifty percent (150%) of the exercise price of the warrant.

As part of closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement (See note 2), the Company issued to WGI a warrant to purchase up to 140.0 million shares of Common Stock (the “Anti-Dilution Warrant”), at an exercise price of $0.01 per share under certain circumstances, including if the Company issues any capital stock upon the exercise or conversion of up to 19.7 million shares underlying options, warrants or other purchase rights issued by the Company after April 6, 2009 (“Future Contingent Equity”).  Any shares of Common Stock issued in connection with any exercise of the Mototech Warrant would result in shares becoming exercisable under the Anti-Dilution Warrant equaling 1.7027027 multiplied by the number of shares of Common Stock issued in connection with any exercise of the Mototech Warrant.

Warrant Amendment.  On July 15, 2009, the Company amended the exercise price of the Warrant to Purchase Common Stock of WorldGate Communications, Inc., dated September 24, 2007 (the “2007 Warrant”), representing rights to purchase 2,564,102 shares of Common Stock, held by Antonio Tomasello and that expires on September 23, 2012.

The exercise price of the 2007 Warrant was amended from $0.49 per share to (a) $0.25 per share of Common Stock if the 2007 Warrant is exercised in full prior to September 15, 2009, (b) $0.31 per share of Common Stock if the 2007 Warrant is exercised in full on or after September 15, 2009 but prior to November 15, 2009, or (c) $0.39 per share of Common Stock if the 2007 Warrant is exercised in full on or after November 15, 2009 or is exercised in part at any time.

Appointment of new Chief Executive Officer and President.  On July 31, 2009, the Company entered into a letter agreement (the “Letter Agreement”) with George E. Daddis Jr., pursuant to which Mr. Daddis agreed to serve as Chief Executive Officer and President of the Company, effective August 3, 2009.

Pursuant to the Letter Agreement, the Company agreed (1) to pay Mr. Daddis $220,000 per year , (2) to grant Mr. Daddis an option to purchase 2,000,000 shares of Common Stock of the Company at an exercise price of $0.34 per share and which vests 25% per year beginning on July 31, 2010, and (3) to pay Mr. Daddis severance payments in the amount of six (6) months’ salary and benefits continuation should (i) the Company terminate his employment for any reason without Cause as defined or (ii) Mr. Daddis terminates his employment with the Company for Good Reason as defined.

On August 3, 2009, Robert Stevanovski resigned as the Company’s interim Chief Executive and President effective immediately.

The Company has evaluated events that occurred subsequent to June 30, 2009 through August 14, 2009, the date of which the financial statements for the period ended June 30, 2009 were issued.  Except as disclosed above, management concluded that no other events required disclosure in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts contained in this Item 2 are in thousands, except for share and per share amounts)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

We may from time to time make written or oral forward-looking statements, including those contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The words “estimate,” “project,” “believe,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  In order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors that could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on our behalf.  The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) industry competition factors and other uncertainty that a market for our products will develop, (3) challenges associated with distribution channels, including both the retail distribution channel and  high speed data operators (e.g., uncertainty that they will offer our products, inability to predict the manner in which they will market and price our products and existence of potential conflicts of interests and contractual limitations impeding their ability to offer our products), (4) continued losses, (5) difficulty or inability to raise additional financing on terms acceptable to us, (6) departure of one or more key persons, (7) changes in regulatory requirements, (8) delisting of our Common Stock, par value $0.01 per share (“Common Stock”) from the OTCBB and (9) other risks identified in our filings with the Securities and Exchange Commission, including the risks identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive.  We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf, other than as required by the federal securities law.

General

We are currently in the process of transforming the Company from a manufacturer of high quality consumer video phones, into a service operating company that also provides “turn-key” digital video phone services (meaning a complete, ready-to-use digital video phone services solution) directly to end using customers.  Inherent in this strategy is a monthly recurring revenue stream that would be based on the particular services provided by us to each company we partner with.   Also key to this strategy is that it enables many non-traditional companies and organizations who have a very broad distribution reach, but do not have an infrastructure to provide telephone and video services, to provide their distribution networks with a video phone service solution.  We are currently in the process of developing a new video phone needed for the transition to a digital video phone service and will make the video phone available to ACN as well as all of our customers. The first prototypes are expected be available in the fourth quarter of 2009 with customer availability expected in the second quarter of 2010.

We expect some companies will look to us to wholesale to them select services from the platform as they are already providing services such as billing, customer care and customer order entry.  Our wholesale offering will include our video phone, provisioning, network and technical support services. Our platform will be modular so customers can choose the services that best fit their needs.

While we expect revenues related to the new business model to begin in late 2009, or early next year, the extent and timing of future revenues for our digital video phone services  depends on several factors, including the rate of market acceptance of our products, the degree of competition from similar products, and our ability to access funding necessary to provide the time runway to roll out product and services.  We cannot predict to what extent our service business will produce revenues, or when, or if, we will reach profitability.

Relationship with AequusTechnologies.  In the spring of 2006, we entered into a multiyear agreement with Aequus Technologies Corp. (“Aequus”) to purchase Ojo video phones through its wholly owned subsidiary Snap Telecommunications Inc. (“Snap!VRS”), a provider of Video Relay Services (“VRS”) and Video Remote Interpreting (“VRI”) services for the deaf and hard of hearing.  In the spring of 2007, we announced an expansion of our relationship with Aequus and Snap!VRS agreeing to work collaboratively to develop the preferred VRS phone for the VRS community.  From 2006, we were reliant on the Aequus relationship as our primary customer relationship.

On February 4, 2008, we disclosed that we were in a dispute with Aequus over the payment of significant monies that we believed Aequus owed to us.  The refusal by Aequus to pay such monies had contributed to a shortfall in our available operating cash needed to continue operations, and accordingly, on January 30, 2008, we shut down our operations. This was a first step to winding down our business, which would occur if we were not able to secure payment of the monies believed to be owed to us by Aequus and/or secure new financing.

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

In October 2008, Aequus failed to pay $953 owed to us for the purchase of video phones, and as a result we terminated our reseller agreement with Aequus.  We have most of the units sold to Aequus in our possession and we are attempting to sell the units elsewhere to recover the $953 while continuing to resolve our dispute with Aequus.  We continue to believe that the VRS and VRI markets provide an attractive opportunity for the sale of video phones and have initiated shipments of video phones to other VRS/VRI providers.   In addition, on January 27, 2009, we resolved arbitration proceedings with Aequus, and in full satisfaction of the outstanding $1,354 arbitration claim, Aequus agreed to terminate any obligation on our part to provide certain prepaid engineering services pursuant to a previous agreement with Aequus.  As a result of the arbitration, we retained $725 of the approximately $900 prepaid by Aequus for these engineering services.

Relationship with WGI and ACN.   On April 6, 2009, we completed a private placement of securities to WGI Investor LLC (“WGI”), pursuant to the terms of a Securities Purchase Agreement, dated December 12, 2008 (the “Securities Purchase Agreement”), between WGI and the Company.  In connection with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, we issued to WGI an aggregate of 202,462,155 shares of our Common Stock, representing approximately 63% of the total number of issued and outstanding shares of our Common Stock, as well as a warrant to purchase up to approximately 140.0 million shares of our Common Stock in certain circumstances (the “Anti-Dilution Warrant”) in exchange for (i) cash consideration of $1,450 (of which $750 had been previously advanced to us by WGI), (ii) the cancellation of convertible debentures held by WGI under which approximately $5,100 in principal and accrued interest was outstanding, and (iii) the cancellation of certain outstanding warrants held by WGI. In December 2008, WGI had acquired from YA Global Investments, L.P. (“YA Global”) the convertible debentures that we had previously issued to YA Global and the outstanding warrants to purchase our Common Stock then held by YA Global.  We expect to use the proceeds from the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement primarily for working capital purposes.

The Anti-Dilution Warrant entitles WGI to purchase up to 140.0 million shares of Common Stock at an exercise price of $0.01 per share to the extent the Company issues any capital stock upon the exercise or conversion of (i) any warrants, options and other purchase rights that were outstanding as of April 6, 2009 (“Existing Contingent Equity”), (ii) up to 19.7 million shares underlying future options, warrants or other purchase rights issued by the Company after April 6, 2009 (“Future Contingent Equity”), or (iii) the ACN Warrant described below.  The Anti-Dilution Warrant is designed to ensure that WGI may maintain 63% of the issued and outstanding shares of the Company’s capital stock in the event that any of the Company’s capital stock is issued in respect to the Existing Contingent Equity, the Future Contingent Equity or the ACN Warrant.  The term of the Anti-Dilution Warrant is ten years from the date of issuance, and the shares subject to the Anti-Dilution Warrant will be decreased proportionally upon the expiration of Existing Contingent Equity, Future Contingent Equity and the ACN Warrant.

WGI is a private investment fund whose ownership includes owners of ACN Digital Phone Service, LLC (“ACN”), a direct seller of telecommunications services and a distributor of video phones.  Concurrently with the closing of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, we entered into a commercial relationship with ACN pursuant to which we will design and sell video phones to ACN (the “Commercial Relationship”).  As part of the Commercial Relationship, we entered into two agreements, a Master Purchase Agreement pursuant to which ACN has committed to purchase three hundred thousand videophones over a two-year period and a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN committed and paid $1,200 to fund certain software development costs.  In connection with the Commercial Relationship, we granted ACN a warrant to purchase up to approximately 38.2 million shares of our Common Stock at an exercise price of $0.0425 per share (the “ACN Warrant”).  The ACN Warrant will vest incrementally based on ACN’s purchases of video phones under the Commercial Relationship.

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

Results of Operations:

Three and Six Months Ended June 30, 2009 and June 30, 2008.

Revenues.

	For the three months ended June 30,				For the six months ended June 30,
	2009	2008	Change		2009	2008	Change
Product revenues	$16	$812	$(796)	(98)%	$365	$831	$(466)	(56)%
Service revenues	$89	$164	$(75)	(46)%	$182	$259	$(77)	(30)%
Other revenues	$38	$279	$(241)	(86)%	$833	$279	$554	199%
Total net revenues	$143	$1,255	$(1,112)	(89)%	$1,380	$1,369	$11	1%

Product Revenue.  Product revenue consists of the sale of Ojo video phones.  For the three months ended June 30, 2009 compared with the three months ended June 30, 2008, the decrease in product revenue primarily reflects reduced shipments of product to Aequus.  For the six months ended June 30, 2009 compared with the six months ended June 30, 2008, the decrease in product revenue primarily reflects reduced shipments of product to Aequus, partially offset by $322 of product shipments to another customer during the six months ended June 30, 2009.

Service Revenue.  Service revenue consists of subscription service revenues and service provided to service operators. For the three and six months ended June 30, 2009 compared with the three and six months ended June 30, 2008, the decrease in service revenue primarily reflects the reduction in service provided to Aequus.

Other Revenue.  Other revenue consists of non-recurring engineering and other non recurring services.  For the three months ended June 30, 2009 compared with the three months ended June 30, 2008, the decrease in other revenue primarily reflects the reduction in realized revenues from non recurring engineering services, support and transition training and service center usage provided to Aequus under the March 31, 2008 agreement.  For the six months ended June 30, 2009 compared with the six months ended June 30, 2008, the increase in other revenue primarily reflects the increased revenue in the quarter ended March 31, 2009 that included $725 related to the settlement of a dispute with Aequus wherein the settlement eliminated $725 of the Company’s $900 obligation to provide NRE to Aequus and that was credited to NRE services provided under the March 31, 2008 agreement with Aequus.

Net Revenue.  For the three months ended June 30, 2009 compared with the three months ended June 30, 2008, the decrease in net revenue primarily reflects the decrease in product, service and other revenues related to revenue realized from Aequus.  For the six months ended June 30, 2009 compared with the six months ended June 30, 2008, the increase in other revenue primarily reflects the increased revenue in the quarter ended March 31, 2009 that included $725 related to the settlement of a dispute with Aequus which was partially offset by the decrease in product and service revenue from Aequus as noted above which was the result of the conclusion of the March 31, 2008 agreement in January 2009.

Cost of Revenues and Gross Margin

	For the three months ended June 30,				For the six months ended June 30,
	2009	2008	Change		2009	2008	Change
Total net revenues	$143	$1,255	$(1,112)	(89)%	$1,380	$1,369	$11	1%

Cost of product revenues	$5	$678	$(673)	(99)%	$919	$716	$203	28%
Cost of service revenues	$0	$0	$0	N/A	$0	$0	$0	N/A
Cost of other revenues	$0	$159	$(159)	(100)%	$0	$159	$(159)	(100)%
Total cost of revenues	$5	$837	$(832)	(99)%	$919	$875	$44	5%

Gross margin	$138	$418	$(280)	(67)%	$461	$494	$(33)	(7)%

Cost of Revenues.  The cost of revenues consists of product and delivery costs relating to the deliveries of video phones, and direct costs related to non-recurring engineering services revenues.  For the three months ended June 30, 2009 compared with the three months ended June 30, 2008, the decrease in cost of revenues primarily reflects decreased costs related to reduced product shipments of $674, and decreased other revenue engineering services costs of $159.  For the six months ended June 30, 2009 compared with the six months ended June 30, 2008, the increase in cost of revenues primarily reflects the recording of a $600 inventory reserve for certain excess and obsolete inventory that may not be utilized in the future development of our video phones.

Gross Margin.  For the three months ended June 30, 2009 compared with the three months ended June 30, 2008, the decrease in gross margin primarily reflects the reduction of product revenues and the decrease in engineering services, partially offset by the result of an improved product mix to higher margin service and engineering service revenues.  For the six months ended June 30, 2009 compared with the six months ended June 30, 2008, gross margin was reduced by $600 relating to the establishment of an inventory reserve for certain excess and obsolete inventory.  Before this adjustment, gross margin for the six months ended June 30, 2009 was $1,061, or 77%, compared to $494, or 36%, for the same period in 2008.  This improvement in gross margin was primarily the result of the increase in revenue from the non-recurring engineering , training and service center usage revenues recognized from our agreement with Aequus, with the respective costs of these increased revenues having been previously incurred and recorded in 2008 (See Note 14 of the accompanying financial statements), engineering services provided to ACN for software development (See Note 14 of the accompanying financial statements), and increased selling prices and lower unit costs of the product shipped during the six months ended June 30, 2009 compared to the same period in 2008.

Expenses From Operations.

	For the three months ended June 30,				For the six months ended June 30,
	2009	2008	Change		2009	2008	Change
Engineering and development	$763	$498	$265	53%	$1,405	$1,075	$330	31%
Sales and marketing	$67	$140	$(73)	(52)%	$105	$359	$(254)	(71)%
General and administrative	$1,576	$978	$598	61%	$2,441	$1,877	$564	30%
Excess fair value Transferred to WGI	$14,463	$0	$14,463	100%	$14,463	$0	$14,463	100%
Depreciation and amortization	$80	$81	$(1)	(1)%	$119	$180	$(61)	(34)%

Engineering and Development.  Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of our video phone product.  For the three and six months ended June 30, 2009 compared with the three and six months ended June 30, 2008, the increase in engineering and development expenses primarily reflects that in 2008 certain direct engineering development costs charged to cost of revenues that were related to revenues reported for NRE services performed for Aequus during the three and six months ended June 30, 2008 for non recurring engineering services, support and transition training and service center usage provided to Aequus under the March 31, 2008 agreement ..

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation (which includes compensation to manufacturer’s representatives and distributors), attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs (which include expenditures for co-op advertising and new market development) related to the continued sales of our video phone product   For the three and six months ended June 30, 2009 compared with the three and months ended June 30, 2008, the decrease in sales and marketing expenses is primarily the result of reduced marketing, customer service and promotional expenditures and reduced compensation costs.

General and Administrative.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, as well as finance and general management activities, including legal, accounting and professional fees.  For the three and six months ended June 30, 2009 compared with the three and six months ended June 30, 2008, the increase in general and administrative expenses is primarily the result of the accrual of $626 in compensation and severance expenses related to officers that were terminated.   The terminated officer’s compensation will cease on April 7, 2010.  In addition the six months ended June 30, 2009, included a bad debt reserve of $157 relating to certain product shipped and invoiced to a customer that has not been paid.

Excess Fair Value Transferred to WGI.  As a result of the value of the shares and antidilution warrants received by WGI on the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the Company has determined that the value received by WGI exceeded the fair value received by the Company by $74,463.  Since the WGI transaction is related to the ACN purchase agreement whereby ACN agreed to purchase 300,000 video phones, the excess in fair value was deemed to be an inducement to a vendor per Emerging Issues Task Force 96-18 and EITF-01-9 and accordingly the excess above fair value is requires to be offset as a reduction of revenues to the extent of cumulative revenue recorded from that customer. However, since the excess in fair value exceeds the expected future revenues of the ACN transaction by $14,463 EITF-01-9 requires the amount of the excess in fair value provided to a vendor over the expected revenue ($14,463) to be recorded as a non-cash expense against operations.  The amount of the excess in fair value equal to expected future revenue of $60,000 has been recorded as a $4,200 current asset and $55,800 long-term deferred asset (presented as “Revenue incentive asset”) in the balance sheet at June 30, 2009, and will offset revenue when the revenue is realized. (See Note 8 of the accompanying condensed consolidated financial statements)

Other Income and Expenses.

	For the three months ended June 30,				For the six months ended June 30,
	2009	2008	Change		2009	2008	Change
Interest and other income	$0	$4	$(4)	(100)%	$8	$10	$(2)	(20)%
Change in fair value of derivative warrants and conversion options	$284	$(1,674)	$1,958	117%	$4,209	$(1,807)	$6,016	333%
Income from service fee contract termination	$0	$1,056	$(1,056)	(100)%	$348	$1,056	$(708)	(67)%
Amortization of debt discount	$(2,235)	$(707)	$1528	216%	$(2,918)	$(926)	$1,992	215%
Loss on equipment disposal	$0	$(295)	$(295)	(100)%	$0	$(295)	$(295)	(100)%
Interest and other expense	(40)	(99)	$(59)	(60)%	(113)	(186)	$(73)	(39)%

Interest and Other Income.  Interest and other income consisted of interest earned on cash and cash equivalents.  During the three and six months ended June 30, 2009, we earned interest on an average cash balance of approximately $732 and $576, respectively.  During the three and six months ended June 30, 2008, we earned interest on an average cash balance of approximately $490 and $562, respectively.

Change in fair value of derivative warrants and conversion options.  The fair value adjustments of our derivative warrants and conversion options issued in our June 2004 private placement of our Series A Convertible Preferred Stock and Warrants and our August 11, 2006 and October 13, 2006 private placements of secured convertible debentures and warrants are primarily a result of changes in our common stock price during each reporting period and anti-dilution provisions that increased the number of outstanding warrants and reduced the warrant exercise price as of June 30, 2008 (See Note 7 of the accompanying financial statements).

Income from Service Fee Contract Termination.  Income from service fee contract termination consists of payments from Aequus for the elimination of previously agreed service fees with Aequus, which we realized over a ten month period ending January 2009 (See Note 14 of the accompanying financial statements).

Amortization of Debt Discount.  Amortization of debt discount consists of the amortization of the secured convertible debentures issued in the August 11, 2006 and October 13, 2006 private placements.  The increase of amortization of debt discount for the three and six months ended June 30, 2009, when compared to the same periods in 2008, is primarily the result of the application of the effective interest rate method to determine the monthly amortization of the discount over the term of the convertible debentures.  This method increases the periodic amortization charged as the convertible debentures reach maturity (See Note 6 of the accompanying financial statements).  On the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the convertible debentures were terminated and the remaining unamortized discount on the convertible debentures of $2,235 was charged to income and included in amortization of debt discount expense.

Loss on Equipment Disposal.  During the three months ended June 30, 2008, certain equipment, furniture and fixtures were sold and disposed of during the Company’s move to smaller facilities.  The net loss realized during the three and six months ended June 30, 2008 was $295.  There was no loss or gain realized during the three and six months ended June 30, 2009.

Interest and Other Expense.  The reduction in interest expense for the three and six months ended June 30, 2009, when compared to the same periods in 2008, primarily consisted of the elimination in 2009 of accrued interest ($1,046) on the secured convertible debentures issued in the August 11, 2006 and October 13, 2006 private placements upon the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement (See Note 2 of the accompanying financial statements).

Income Taxes.  We have incurred net operating losses since inception and accordingly had no current income tax provision and have not recorded any income tax benefit for those losses, since realization of such benefit is currently uncertain.

Liquidity and Capital Resources

Sources of Liquidity.  As of June 30, 2009, our primary sources of liquidity consisted of proceeds from notes issued, the sale of Common Stock and the exercise of warrants, the sale of Ojo video phones and engineering development services.  Cash and cash equivalents are invested in investments that are highly liquid, are of high quality investment grade and have original maturities of less than three months.  As of June 30, 2009, we had cash and cash equivalents of $1,209.

Cash Used in Operations.  We utilized cash from operations of $529 and $1,391, respectively, during the three and six months ended June 30, 2009 and $132 and $654, respectively, during the three and six months ended June 30, 2008.  Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations and operating expenses during these periods in 2009 and 2008.

Cash Used in Investing Activities.  Cash used in investing activities for the three and six months ended June 30, 2009 was primarily a result of capital expenditures of $229 and $256, respectively,  for investments in equipment for product development and manufacture.  Cash used in investing activities for the three and six months ended June 30, 2008 was primarily a result of capital expenditures of $4 and $4, respectively for investments in equipment for product development and manufacture.

Cash Provided by Financing Activities.  Cash provided by financing activities during the three and six months ended June 30, 2009 was $1,647 and $2,427, respectively.  Cash provided by financing activities during the three and six months ended June 30, 2008 was $0 and $1, respectively.   During the three months ended June 30, 2009, we received cash of $1,450 from stock issuances and $881 from the exercise of warrants (See Note 2 of the accompanying financial statements).

Operations and Liquidity.

We have incurred recurring net losses and have an accumulated deficit of $285,946, stockholder’s equity of $57,850 and a working capital of $1,818 as of June 30, 2009.  We have also experienced severe cash shortfalls, deferred payment of some of our operating expenses, and shut down operations for a period of time in early 2008 to conserve our cash.  At least in the short term we do not expect to generate sufficient cash from operations and will likely need to secure additional cash financing and to increase product sales.  No assurances can be given that we will be able to obtain the necessary cash for us to continue as a going concern.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We had $6,477 of liabilities and none of our assets are pledged as collateral as of June 30, 2009.  These liabilities include $2,968 of accounts payable and accrued expenses, $2,201 of deferred revenues and income, and $413 of detachable warrants related to the Company’s private placement of preferred stock in June 2004 which were extended to August 7, 2009.

In December 2008, WGI acquired from YA Global Investments, L.P. (“YA Global”) the secured convertible debentures we previously issued to YA Global and the outstanding warrants to purchase our Common Stock then held by YA Global.  On the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement we issued and sold to WGI a total of 202,462,155 shares of our Common Stock, representing approximately 63% of our outstanding stock, as well as a warrant to purchase up to approximately 140.0 million shares of our Common Stock in certain circumstances, in exchange for (i) total cash consideration of $1,450, (ii) the cancellation of debentures held by WGI under which approximately $5,100 in principal and accrued interest was outstanding at June 30, 2009, and (iii) the cancellation of certain of our outstanding warrants to purchase an aggregate of 2,595,000 shares of our Common Stock held by WGI.

In October 2008, Aequus Technologies Corp. (“Aequus”) failed to pay to us $953 owed to us for the purchase of video phones, and as a result we terminated our reseller agreement with Aequus.  We have most of the units sold to Aequus in our possession and we are attempting to sell the units elsewhere to recover the $953 while continuing to resolve our dispute with Aequus. There can be no assurance that we will be able to sell the units and recover the $953 owed by Aequus.  We continue to believe that the VRS and VRI markets provide an attractive opportunity for the sale of video phones and have initiated sales with other VRS/VRI service providers.

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

Our ability to generate cash is dependent upon the sale of our Ojo product, our ability to enter into arrangements to provide services, and on obtaining cash through the private or public issuance of debt or equity securities.  Given that our video phone business involves the development of a new video phone necessary for the digital video phone service with no market penetration in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of our sales efforts could also have an adverse ability to raise additional financing.

            Based on management’s internal forecasts and assumptions, including regarding our short term cash requirements, we currently believe that we will have sufficient cash on hand to meet our obligations into the fourth quarter of 2009. However, there can be no assurance given that these assumptions are correct or that the revenue projections associated with product sales and services to ACN will materialize to a level that will provide us with sufficient capital to operate our business.

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

Unaudited Non-GAAP Financial Information

The Company accounts for stock and warrants issued to third parties, including customers, in accordance with the provisions of the Emerging Issues Task Force (“EITF “) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”).

On April 6, 2009, the Company completed a private placement of securities to WGI pursuant to the terms of the Securities Purchase Agreement.  In connection with the transaction, the Company received the following elements of value (i) cash consideration of $1,450 (of which $750 had been previously advanced to the Company by WGI as a note), (ii) the cancellation of convertible debentures held by WGI under which $4,080 in principal and $1,046 in accrued interest was cancelled and (iii) the cancellation of certain outstanding warrants held by WGI with a fair value of $623.  The total fair value of these elements received by the Company was determined by the Company to approximately $7,199.  In connection with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, WGI received (i) 202,465,155 shares of Common Stock and (ii) a ten year Anti-Dilution Warrant, with an exercise price of $0.01, to purchase up to approximately 140.0 million shares of Common Stock in certain circumstances.  The fair value of the shares issues was determined to be $58,714 based on the closing price of $0.29 on closing on April 6, 2009.  The fair value of the Anti-Dilution Warrant was determined to be $22,948 based on certain assumptions regarding the estimated probability for the issuance of capital stock upon the exercise or conversion of each of (i) the Existing Contingent Equity (ii) Future Contingent Equity or (iii) the ACN Warrant (See Note 2).  As a result The Company has determined that the value received by WGI exceeded the fair value received by the Company by $74,463 as summarized below:

Fair value Received by WGI:
202,462,155 shares of Common Stock	$58,714
Anti-Dilution Warrant	22,948
Total fair value received by WGI		$81,662

Consideration Received by the Company
Cash received	1450
Convertible debenture cancelled	4,080
Interest on convertible debentures cancelled	1,046
Warrant derivative terminated	623
Total consideration received by the Company		7,199

Excess fair value transferred to WGI		$74,463

Since the WGI transaction is related to the ACN Master Purchase Agreement pursuant to which ACN has committed to purchase three hundred thousand videophones over a two-year period, with expected revenue of $60,000, and the consideration provided to WGI is considered to be an inducement to a vendor per EITF 96-18 and EITF-01-9, the $74,463 in excess fair value is required to be offset as a reduction of revenues to the extent of cumulative probable future revenue from that customer. However, since the fair value exceeds the probable future revenues expected under the ACN Master Purchase Agreement by $14,463, EITF-01-9 requires the amount of the excess in fair value provided to a vendor over the probable future revenue ($14,463) to be taken as an immediate non-cash expense The amount of the excess in fair value equal to probable future revenue of $60,000 has been recorded as a $4,200 current asset and $55,800 long-term deferred asset (presented as “Revenue incentive asset”) in accordance with EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other than Employee” in the balance sheet at June 30, 2009, and will offset revenue as and when the revenue is realized.  In future periods should the Company determine that probable future revenue would be less than $60,000, the Company would record an immediate non cash expense for any probable revenue shortfall.

In addition, in connection with the Commercial Relationship entered into with ACN on April 6, 2009, the Company granted ACN the ACN Warrant.  The ACN Warrant will vest incrementally based on ACN’s purchases of videophones under the Commercial Relationship.  Under the provisions of EITF 96-18, the Company will record a charge for the fair value of the portion of the warrant earned from the point in time when shipments of units are initiated to ACN through the vesting date. Final determination of fair value of the warrant occurs upon actual vesting. EITF 01-9 requires that the fair value of the warrant be recorded as a reduction of revenue to the extent of probable cumulative revenue recorded from that customer.

Accordingly, the application of these accounting guidelines will require the Company’s reported revenue from the Commercial Relationship to be reduced to reflect both the fair value of the ACN Warrant and the excess fair value of the equity issued on the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement.

The Company believes that the accounting of the WGI and ACN transactions as noted above does not provide indicative  period to period trends in revenues (which we are focused on growing), expenses (which we are seeking to control and reduce) and profitability (which is a measure that helps facilitate necessary funding).   To appropriately review these measures and provide management more relevant  indications of our operating performance over time  management excludes the impact of the excess fair value and offsets in revenue recognition from its internal financial statements in evaluating its operating results. Accordingly the Company has excluded these impacts in the non GAAP reporting of these financial elements.  For management purposes we have adjusted the reported operating expenses for the three and six months ended June 30, 2009 by eliminating the non cash expense of $14,463 related to the excess in fair value provided to a customer over the probable future revenue. In addition, in a similar fashion, we have adjusted the Net Loss by eliminating the impact of the $14,463 from the Net loss thereby reducing this loss by the $14,463. This is demonstrated in the table below.

Non –GAAP Adjustments

For the Three Months Ended June 30, 2009

Total Operating Expenses

As Reported	$16,949
Non GAAP Adjustment – Excess fair value transferred to WGI	(14,463)
Adjusted Non-GAAP Operating Expense	$2,486

Net Loss
As Reported	$(18,802)
Non GAAP Adjustment – Excess fair value transferred to WGI	14,463
Adjusted Non-GAAP Net Loss	$(4,339)

For the Six Months Ended June 30, 2009

Total Operating Expenses
As Reported	$18,533
Non GAAP Adjustment – Excess fair value transferred to WGI	(14,463)
Adjusted Non-GAAP Operating Expense	$4,070

Net Loss
As Reported	$(16,538)
Non GAAP Adjustment – Excess fair value transferred to WGI	14,463
Adjusted Non-GAAP Net Loss	$(2,075)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

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

 We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. As a result of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, its disclosure controls and procedures were not effective as the material weakness identified at December 31, 2008 still existed. While the Company pursued remedies to the material weakness in accounting for complex transactions through the engagement of external expertise, management believes that further integration of expertise into the Company’s accounting of complex transactions is still required.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Although from time to time we may be involved in litigation as a routine matter in conducting our business, we are not currently involved in any litigation which we believe is material to our operations or balance sheet. During the three months ended March 2008 we were involved in a dispute with Aequus Technologies. We entered into an agreement with Aequus, effective March 31, 2008, that provided for the resolution of a dispute with Aequus regarding amounts we claimed were owed to us by Aequus including, (i) payment to us by Aequus of $5 million in scheduled payments over the ten months ending January 2009, (ii) agreement to arbitrate approximately $1.4 million that we claimed were owed to us by Aequus for NRE costs, and (iii) purchase of an additional $1.5 million of video phones by Aequus. In October 2008, however, Aequus failed to pay us approximately $953 that we were owed for the purchase of video phones, and as a result we terminated our reseller agreement with Aequus. We are reviewing our possible remedies to recover the $953, including selling Aequus inventory we hold in our possession.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 23, 2009, the Company amended the exercise price and other provisions of certain Series A Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued June 23, 2004 and certain Series B Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued June 23, 2004 (collectively, the “2004 Warrants”), representing rights to purchase, in the aggregate, 8,771,955 shares of Common Stock and that would have expired on June 23, 2009. The exercise price of the 2004 Warrants was amended to $0.25 per share of Common Stock and the expiration date of the 2004 Warrants was amended to August 7, 2009.

On June 23, 2009, the Company also amended the exercise price and other provisions of certain Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued August 3, 2005 (collectively, the “2005 Warrants”), representing rights to purchase, in the aggregate, 513,333 shares of Common Stock and that expire on August 3, 2010. The exercise price of the 2005 Warrants was amended to $0.25 per share of Common Stock.

As of June 30, 2009, 3,166,667 of the 2004 Warrants and all of the 2005 Warrants were exercised, resulting in the Company issuing 3,680,000 shares of Common Stock and in return the Company received $920 in aggregate cash proceeds. After June 30, 2009 and through August 7, 2009, additional 2004 Warrants were exercised (including a significant number of 2004 Warrants held by an affiliate of Antonio Tomasello), resulting in the Company issuing 5,525,288 shares of Common Stock and in return the Company received $1,401 in cash proceeds. The Company incurred $39 of fees pursuant to the transfer of the 2004 Warrants and 2005 Warrants from the original warrant holders that were not interested in exercising the warrants to new warrant holders. The Company expects to use the aggregate net proceeds of $2,282 from the exercise of the 2004 Warrants and 2005 Warrants primarily for working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this report on Form 10-Q. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically.

4.1	Warrant, dated April 6, 2009, issued to ACN Digital Phone Service, LLC*

4.2	Warrant, dated April 6, 2009, issued to WGI Investor LLC*

4.3	Form of Amendment No. 1 to Warrant and Exercise Agreement with respect to the 2004 Warrants (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 26, 2009)

4.4	Form of Amendment No. 1 to Warrant with respect to the 2004 Warrants (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 26, 2009)

4.5	Form of Amendment No. 1 to Warrant and Exercise Agreement with respect to the 2005 Warrants (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed June 26, 2009)

10.1	Employment Agreement, dated April 6, 2009, between WorldGate Service, Inc. and Joel Boyarski*

10.2	Employment Agreement, dated April 6, 2009, between WorldGate Service, Inc. and Harold Krisbergh*

10.3	Employment Agreement, dated April 6, 2009, between WorldGate Service, Inc. and Randall J. Gort*

10.4	Employment Agreement, dated April 6, 2009, between WorldGate Service, Inc. and James McLoughlin*

10.5	Resignation Letter, dated as of April 8, 2009, from Harold Krisbergh to WorldGate Communications, Inc. *

10.6	Resignation Letter, dated as of April 8, 2009, from Randall J. Gort to WorldGate Communications, Inc.*

10.7	Resignation Letter, dated as of May 15, 2009, from James McLoughlin to WorldGate Communications, Inc.*

10.8	ACN Consumer Communications Equipment Master Purchase Agreement, dated as of April 6, 2009, between ACN Digital Phone Service, LLC and Ojo Video Phones LLC*

10.9	Software Development and Integration and Manufacturing Assistance Agreement, dated as of April 6, 2009, between ACN Digital Phone Service, LLC and Ojo Video Phones LLC*

10.10	Registration Rights and Governance Agreement, dated as of April 6, 2009, by and among WorldGate Communications, Inc., WGI Investor LLC, and ACN Digital Phone Service, LLC*

10.11	Amendment No.1 to the WorldGate Communications, Inc. 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 28, 2009)

10.12	Form A of the Non-Qualified Stock Option Grant (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 28, 2009)

10.13	Form B of the Non-Qualified Stock Option Grant (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed May 28, 2009)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Dated:	August 14, 2009	/s/ George E. Daddis Jr.
George E. Daddis Jr.
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 14, 2009	/s/ Joel Boyarski
Joel Boyarski
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)