Form 10-Q
period 2009-09-30
WORLDGATE COMMUNICATIONS INC
filed 2009-11-16
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐                                           No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2009
Common Stock, $0.01 par value per share	337,704,921 shares

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands, Except Share Amounts)

	September 30, 2009	December 31, 2008 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,043	$429
Trade accounts receivables, less allowance for doubtful accounts of $47 at September 30, 2009 and $0 at December 31, 2008	20	1,019
Other receivables	0	1
Inventory, net	1,087	1,176
Prepaid and other current assets	232	160
Revenue incentive asset - current portion (See Note 9	9,600	0
Total current assets	11,982	2,785
Property and equipment, net	846	234
Deposits and other assets	0	66
Revenue incentive asset – long term portion (See Note 9	50,400	0
Total assets	$63,228	$3,085
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities :
Accounts payable	$1,094	$1,750
Accrued expenses	515	1,420
Accrued compensation and benefits	203	173
Accrued severance	453	0
Detachable warrants	0	4,360
Warranty reserve	9	17
Deferred revenues and income	1,291	1,762
Notes Payable	54	0
Convertible debentures payable (net of unamortized discount of $0 at September 30, 2009 and $2,287 at December 31, 2008	0	1,793
Total current liabilities	3,619	11,275
Commitments and contingencies
Stockholders’ equity (deficiency):
Preferred Stock, $.01 par value, 13,492,450 shares authorized; 0 shares issued at September 30, 2009 and December 31, 2008	0	0
Common Stock, $.01 par value; 700,000,000 and 200,000,000 shares authorized at September 30, 2009 and December 31, 2008, respectively; and 336,643,464 shares issued and outstanding at September 30, 2009 and 118,906,345 at December 31, 2008	3,366	1,189
Additional paid-in capital	344,125	261,478
Accumulated deficit	(287,882)	(270,857)
Total stockholders’ equity (deficiency)	59,609	(8,190)
Total liabilities and stockholders’ equity (deficiency)	$63,228	$3,085

* Condensed from audited financial statement

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars In Thousands, Except Share And Per Share Amounts)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues:
Product revenues	$8	$938	$373	$1,769
Service revenues	89	176	271	435
Other revenues	0	133	833	412
Total net revenues	97	1,247	1,477	2,616
Cost of revenues	14	811	932	1,686
Gross margin	83	436	545	930
Engineering and development (excluding depreciation and amortization amounts of $84 and $28 for the three months ended September 30, 2009 and 2008, respectively, and $174 and $121 for the nine months ended September 30, 2009 and 2008, respectively).	938	631	2,343	1,707
Sales and marketing (excluding depreciation and amortization amounts of $3 and $9 for the three months ended September 30, 2009 and 2008, respectively, and $20 and $38 for the nine months ended September 30, 2009 and 2008, respectively).	249	73	355	431
General and administrative (excluding depreciation and amortization amounts of $6 and $6 for the three months ended September 30, 2009 and 2008, respectively, and $18 and $65 for the nine months ended September 30, 2009 and 2008, respectively).	870	797	3,311	2,674
Excess fair value transferred to WGI (See Note 9)	0	0	14,463	0
Depreciation and amortization	93	43	212	224
Total expenses from operations	2,150	1,544	20,684	5,036
Loss from operations	(2,067)	(1,108)	(20,139)	(4,106)
Other Income (expense)
Interest and other income	41	6	50	16
Change in fair value of derivative warrants and conversion options	43	843	4,252	157
Income from service fee contract termination	47	1,064	395	2,121
Amortization of debt discount	0	(706)	(2,918)	(1,632)
Loss on equipment disposal	0	0	0	(295)
Interest and other expense	(1)	(76)	(114)	(262)
Total other income (expense), net	130	1,131	1,665	105
Net (loss) income	$(1,937)	$23	$(18,474)	$(4,001)
Net loss per common share:
Basic and Fully Diluted	$(0.01)	$0.00	$(0.07)	$(0.06)
Weighted average common shares outstanding:
Basic and Fully Diluted	333,477,687	69,445,002	254,348,128	61,739,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in Thousands)

	Nine Months ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(18,474)	$(4,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212	224
Amortization of debt discount	2,918	1,632
Excess fair value transferred to WGI (See Note 9	14,463	0
Bad debt expense	47	0
Change in fair value of derivative warrants and conversion options	(4,252)	(157)
Loss on disposal of fixed assets	0	295
Inventory reserve	600	0
Non-cash stock based compensation	714	515
Changes in operating assets and liabilities:
Trade accounts receivable	952	(1,026)
Other receivables	1	6
Inventory	(511)	(139)
Prepaid and other current assets	(72)	(40)
Deposits and other assets	66	55
Accounts payable	(118)	1,031
Accrued expenses and other current liabilities	141	(726)
Accrued severance	453	0
Accrued compensation and benefits	30	140
Warranty reserve	(8)	(31)
Deferred revenues and other income	(471)	1,598
Net cash used in operating activities	(3,309)	(624)
Cash flows from investing activities:
Capital expenditures	(525)	(2)
Proceeds from the sale of fixed assets	0	4
Net cash (used in) provided by investing activities	(525)	2
Cash flows from financing activities:
Proceeds from issuance of common stock	3,644	1
Proceeds from the issuance of notes	846	0
Payments on notes	(42)	0
Net cash provided by financing activities	4,448	1
Net increase (decrease) in cash and cash equivalents	614	(621)
Cash and cash equivalents, beginning of period	429	1,081
Cash and cash equivalents, end of period	$1,043	$460
Non-cash investing and financing activities:
Cumulative effect on a change in accounting principle on (See Note 7):
Detachable warrants	$885	$0
Additional Paid in Capital	(1,751)	0
Accumulated deficit	1,449	0
Conversion of convertible debenture to common stock	0	1,409
Common stock issued in payment of convertible debentures	4,080	0
Common stock issued in payment of accrued interest	1,046	0
Common stock issued in payment of warrant derivative	993	0
Common stock issued in payment of notes	750	0
Common stock issued in payment of obligation	839	0
Revenue incentive asset	60,000	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars In Thousands, Except share and per Share Amounts)

1.	Basis of Presentation.

The unaudited condensed consolidated financial statements of WorldGate Communications, Inc. and its subsidiaries (“WorldGate” or the “Company”) for the three and nine months ended September 30, 2009 and 2008 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In addition, the December 31, 2008 condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP.  These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 and the notes thereto included in the Company’s Annual Report on Form 10-K.  The accounting policies used in preparing these unaudited condensed consolidated financial statements are materially consistent with those described in the audited December 31, 2008 financial statements.

The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods. Quarterly operating results are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.   Actual results could differ from those estimates.  Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas.  Some of the areas requiring significant judgments and estimates are as follows: revenue recognition, inventory valuation, deferred revenues, stock-based compensation, valuation of derivative liabilities, related warrants and deferred tax asset valuation allowance.

2.	Significant Transactions.

Aequus.  In October 2008, Aequus Technologies Corp. (“Aequus”) failed to pay to WorldGate $953 owed to WorldGate for the purchase of video phones, and as a result the Company terminated its reseller agreement with Aequus.  The Company maintained in its possession most of the units sold to Aequus.  On January 27, 2009, the Company resolved the outstanding NRE Arbitration with Aequus, and in full satisfaction of the outstanding arbitration claim Aequus agreed to terminate any obligation on the Company’s part to provide certain prepaid engineering services pursuant to the March 31, 2008 Agreement with Aequus (Aequus had prepaid approximately $900 for these engineering services of which $725 was allocated to the settlement). On October 8, 2009, the Company entered into a letter agreement (the “Aequus Settlement Agreement”) with Aequus to settle all past due obligations owed by Aequus to the Company (see Note 18).

WGI and ACN Transactions.  On April 6, 2009, the Company completed a private placement of securities to WGI Investor LLC (“WGI”) pursuant to the terms of the Securities Purchase Agreement.  In connection with the transaction, the Company issued to WGI an aggregate of 202,462,155 shares of its common stock, par value of $0.01 per share (“Common Stock”), representing approximately 63% of the total number of issued and outstanding shares of Common Stock, as well as a warrant to purchase up to approximately 140.0 million shares of Common Stock in certain circumstances (the “Anti-Dilution Warrant”) in exchange for (i) cash consideration of $1,450, (ii) the cancellation of convertible debentures held by WGI under which approximately $5,100 in principal and accrued interest was outstanding and (iii) the cancellation of certain outstanding warrants held by WGI.  In December 2008, WGI had acquired from YA Global Investments, L.P. (“YA Global”) the convertible debentures that the Company had previously issued to YA Global and the outstanding warrants to purchase Common Stock then held by YA Global.  The Company has used the proceeds from the closing on April 6, 2009 of the transactions primarily for working capital purposes.

The Anti-Dilution Warrant entitled WGI to purchase up to 140.0 million shares of Common Stock at an exercise price of $0.01 per share to the extent the Company issues any capital stock upon the exercise or conversion of (i) any warrants, options and other purchase rights that were outstanding as of April 6, 2009 (“Existing Contingent Equity”), (ii) up to 19.7 million shares underlying future options, warrants or other purchase rights issued by the Company after April 6, 2009 (“Future Contingent Equity”), or (iii) the ACN Warrant described below.  The Anti-Dilution Warrant is designed to ensure that WGI may maintain 63% of the issued and outstanding shares of the Company’s capital stock in the event that any of the Company’s capital stock is issued in respect to the Existing Contingent Equity, the Future Contingent Equity or the ACN Warrant.  The term of the Anti-Dilution Warrant is ten years from the date of issuance, and the shares subject to the Anti-Dilution Warrant will be decreased proportionally upon the expiration of Existing Contingent Equity, Future Contingent Equity and the ACN Warrant.

WGI is a private investment fund whose ownership includes owners of ACN, a direct seller of telecommunications services and a distributor of video phones.  Concurrently with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the Company entered into a commercial relationship with ACN pursuant to which the Company will design and sell video phones to ACN (the “Commercial Relationship”).  As part of the Commercial Relationship, the Company entered into two agreements, a Master Purchase Agreement pursuant to which ACN has committed to purchase three hundred thousand videophones over a two-year period and a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN has paid the Company $1,200 to fund certain software development costs.  In connection with the Commercial Relationship, the Company granted ACN a warrant to purchase up to approximately 38.2 million shares of its Common Stock at an exercise price of $0.0425 per share (the “ACN Warrant”).  The ACN Warrant will vest incrementally based on ACN’s purchases of video phones under the Commercial Relationship.

WGI Warrant.    As a result of the termination of a total of 6,048,907 of the Company’s previously issued options, warrants and performance shares, 10,299,492 shares of the Anti-Dilution Warrant have been terminated resulting in WGI having a remaining balance of 129,710,258 shares underlying the Anti-Dilution Warrant.  As of September 30, 2009, in connection with (i) the exercise of 11,849,390 shares of common stock under the previously issued warrants, and (ii) 225,575 shares of Common Stock issued in connection with the exercise of employee options, WGI has the right pursuant to the terms of the Anti-Dilution Warrant to purchase an aggregate of 20,560,075 of Common Stock at a price of $0.01 per share.  Subsequent to September 30, 2009, and through November 13, 2009, 1,000,000 Mototech Warrants were exercised and 61,457 employee stock options were exercised, resulting in WGI receiving the right to purchase 1,807,346 additional shares of common stock at an exercise price of $0.01 per share under the Anti-Dilution Warrant.  In total, WGI has the right to purchase an aggregate of 22,367,421 shares of Common Stock at a price of $0.01 per share.

Mototech Agreement.  On July 8, 2009, the Company entered into a letter agreement with Mototech, Inc. (“Mototech”), to settle all past due obligations owed by the Company to Mototech.  Mototech had performed various services for the Company, including manufacturing and engineering development, through various historical transactions, which resulted in a claim by Mototech for approximately $1,400 in unpaid fees and expenses from the Company.  Pursuant to the letter agreement,

•	all obligations of the Company to Mototech were terminated and the Company was released from all liabilities or obligations to Mototech, including all amounts due or owing to Mototech;

•
the Company agreed to pay $600 in cash to Mototech pursuant to the following payment schedule: (a) $50 was paid on July 20, 2009; (b) $100 was paid on August 28, 2009; (c) $150 was paid on September 30, 2009; and (d) $300 was paid on October 30, 2009;

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

As a result of the Mototech transaction the Company reduced its accounts payable by $1,439, recorded accrued expenses of $600 for the cash to be paid and increased stockholder equity by $839 for the common stock and warrants issued. As of September 30, 2009, $300 of the $600 accrued expense had been paid and as of October 30, 2009 the remaining $300 of the $600 accrued expense was paid.

Exercise of Warrants.

2004 and 2005 Warrants.  On June 23, 2009, the Company amended the exercise price and other provisions of certain Series A Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued June 23, 2004 and certain Series B Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued June 23, 2004 (collectively, the “2004 Warrants”), representing rights to purchase, in the aggregate, 8,771,955 shares of Common Stock and that would have expired on June 23, 2009.  The exercise price of the 2004 Warrants was amended to $0.25 per share of Common Stock and the expiration date of the 2004 Warrants was amended to August 7, 2009.

On June 23, 2009, the Company also amended the exercise price and other provisions of certain Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued August 3, 2005 (collectively, the “2005 Warrants”), representing rights to purchase, in the aggregate, 513,333 shares of Common Stock that expire on August 3, 2010.  The exercise price of the 2005 Warrants was amended to $0.25 per share of Common Stock in return for the holder immediately exercising the warrant.

As of September 30, 2009, all of the 2004 Warrants and the 2005 Warrants were exercised (including all of the 2004 Warrants held by an affiliate of Antonio Tomasello), resulting in the Company receiving $2,321 in gross aggregate cash proceeds ($2,282 net proceeds).  The Company incurred $39 of fees pursuant to the transfer of the 2004 Warrants and 2005 Warrants from the original warrant holders that were not interested in exercising the warrants to new warrant holders. As of September 30, 2009, all 2004 Warrants had either expired or been exercised.  As of September 30, 2009, 879,359 of the warrants issued August 3, 2005 that were not amended remain outstanding.

2007 Warrants.  On July 15, 2009, the Company amended the exercise price of the Warrant to Purchase Common Stock of WorldGate Communications, Inc., dated September 24, 2007, representing rights to purchase 2,564,102 shares of Common Stock, held by Antonio Tomasello and that expired on September 23, 2012.

The exercise price of the 2007 Warrant was amended from $0.49 per share to (a) $0.25 per share of Common Stock if the warrant was exercised in full prior to September 15, 2009, (b) $0.31 per share of Common Stock if the warrant was exercised in full on or after September 15, 2009 but prior to November 15, 2009, or (c) $0.39 per share of Common Stock if the Warrant was exercised in full on or after November 15, 2009 or is exercised in part at any time. All of the warrants were exercised on September 8, 2009 resulting in the issuance of 2,564,102 shares of Common Stock and the Company receiving $641 in aggregate cash proceeds.

Mototech Warrants.  The warrants issued under the  July 8, 2009 Mototech Agreement were assigned to Mr. K.Y. Chou and were exercised on October 2, 2009 resulting in the Company issuing 1,000,000 shares and the Company receiving $350 in gross proceeds ($344 net proceeds).

3.	Liquidity and Going Concern Considerations.

Cash and Cash Flow.  As of September 30, 2009, the Company had cash and cash equivalents of $1,043.   The Company’s cash used in operations was $1,918 and $3,309, respectively, during the three and nine months ended September 30, 2009. The $2,650 of aggregate funds the Company received as a result of (a) the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, dated December 12, 2008 (“Securities Purchase Agreement”), between WGI Investor LLC (“WGI”) and the Company; (b) the Commercial Relationship with ACN Digital Phone Service, LLC (“ACN”) described below, including $1,200 of payments received for development efforts, and (c) the net proceeds from the exercise of certain warrants totaling $2,923, contributed to the generation of funds during the nine months ended September 30, 2009 and have provided financing for the on-going operations of the Company.

Liabilities.  The Company had $3,619 of liabilities and none of its assets are pledged as collateral as of September 30, 2009.  These liabilities primarily include $1,609 of accounts payable and accrued expenses, $453 of accrued severance, $1,291 of deferred revenues and income, $203 of accrued compensation and benefits and accrued officer’s compensation and severance of $453

See Note 18 for information on a revolving loan entered into after September 30, 2009 pursuant to which the Company pledged all of its assets as collateral.

Short Term Cash Requirements.  At September 30, 2009, the Company’s short term cash requirements and obligations include payments for finished, excess and obsolete inventory, accounts payable from continuing operations and operating expenses.

Net Losses and Impact on Operations.  The Company has incurred recurring net losses and has an accumulated deficit of $287,882, stockholders’ equity of $59,609 and working capital of $8,363 as of September 30, 2009.  These factors as well as the uncertainty in raising additional funding raise substantial doubt about the Company’s ability to continue as a going concern as of September 30, 2009.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Increase in Executive Compensation.  As of September 30, 2009, the Company increased its annual compensation obligations for officers and senior executives of the Company by $825 as a result of hiring additional members of senior management and the termination and severance payments of Messrs. Krisbergh, Gort, and McLoughlin. The accrued severance compensation for Messrs. Krisbergh, Gort, and McLoughlin will be paid out in full by April 7, 2010.  As of September 30, 2009, the Company accrued $453 in officer’s compensation and severance.

Future Cash Flows and Financings.  The Company’s ability to generate cash is dependent upon the sale of its products and services and on obtaining cash through the private or public issuance of debt or equity securities.  Given that the Company’s video phone and service business involves the development of a new product line with no market penetration in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of the Company’s sales efforts could adversely impact the Company’s ability to raise additional financing. In addition, WGI holds 63% of the Common Stock of the Company and holds certain anti-dilution warrants which could also impact the Company’s ability to raise financing (see Note 2).

On October 28, 2009, the Company entered into a Revolving Loan and Security Agreement (the “Revolving Loan”) with WGI pursuant to which WGI will provide to the Company, a line of credit in a principal amount of $3,000 (See Note 18).

Based on management’s internal forecasts and assumptions regarding its short term cash requirements including the payments pursuant to the July 8, 2009 Mototech agreement (see Note 2), and the establishment of the Revolving Loan, the Company currently believes that it will have sufficient cash on hand to meet its obligations into the first quarter of 2010.  However, there can be no assurance given that these assumptions are correct or that the revenue projections associated with sales of products and services will materialize to a level that will provide the Company with sufficient capital to operate its business.

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

4.	Recent Accounting Pronouncements.

The Financial Accounting Standards Board (“FASB”), in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification,  ("Codification" or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative Generally Accepted Accounting Principles (“GAAP”) for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued new accounting guidance, under ASC Topic 805 on business combinations, which establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent considerations, and certain acquired contingencies. This guidance also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination.  This guidance is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance will have an impact on accounting for businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued new accounting guidance, under ASC Topic 805 on business combinations, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  This guidance also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon the adoption of this guidance, the Company will be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity. The Company will also be required to present any net income allocable to noncontrolling interest and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009.  The implementation of this guidance would require retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements of this guidance to be applied prospectively. As the Company does not have noncontrolling interests in any subsidiary, the adoption of this guidance did not have any impact upon the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued new accounting guidance, under ASC Topic 815 on derivatives and hedging,   which amends and expands existing disclosure requirements to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is effective beginning January 1, 2009. The adoption of this guidance did not have a material impact upon the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 815 on derivatives and hedging, as to how an entity should determine whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Upon adoption of this guidance on January 1, 2009, the Company has determined that certain warrants issued on August 11, 2006 and October 13, 2006 were not equity-linked financial instruments, and accordingly, were derivative instruments.  The Company has recorded the fair value of these instruments and the resulting cumulative effect of this change in accounting method, as of January 1, 2009 (See Note 7).

In April 2009, the FASB issued new accounting guidance, under ASC Topic 820 on fair value measurements and disclosures, which established the requirements for estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Under this guidance, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued new accounting guidance, under SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which modify how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance clarified that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Additional disclosures are also required about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position or results of operations. This guidance has not yet been integrated into the FASB Accounting Standards Codification.

In October 2009, the FASB issued new accounting guidance, under ASC Topic 605 on revenue recognition, which amends revenue recognition policies for arrangements with multiple deliverables. This guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional.  The Company has not completed its assessment of this new guidance on its financial condition, results of operations.

In October 2009, the FASB issued new accounting guidance, under ASC Topic 985 on software, which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of this new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company has not completed its assessment of this new guidance on its financial position or results of operations.

5.	Inventory.

The Company’s inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined on a first-in, first-out cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions were considered in determining estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. To motivate trials and sales of its products  the Company has historically subsidized, and may in the future continue to subsidize, certain of its product sales to customers that result in sales of inventory below cost.  Any significant unanticipated changes in the factors noted above could have an impact on the value of the Company’s inventory and its reported operating results.  At September 30, 2009 and December 31, 2008, the Company’s inventory balance was $1,087 and $1,176, respectively (net of a reserve of $600 and $0, respectively for excess and obsolete inventory that is not expected to be utilized in the continued development of the video phone).

6.	Stock Based Compensation.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award.  The Company also recognizes the excess tax benefits related to stock option exercises as financing cash inflows instead of operating inflows.  As a result, the Company’s net loss before taxes for the three and nine months ended September 30, 2009 included approximately $425 and $714, respectively, of stock based compensation. The three and nine months ended September 30, 2008 included approximately $264 and $515, respectively, of stock based compensation.  The stock based compensation expense is included in general and administrative expense in the condensed consolidated statements of operations. The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

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

Between May 26, 2009 and September 30, 2009, pursuant to authority delegated to them, the members of the Compensation and Stock Option Committee of the Board who are “outside directors” as defined in Treas. Reg. Section 1.162-27(e)(3) and “non-employee directors” as defined in Rule 16(b)-3 of the Securities and Exchange Act of 1934, as amended, approved grants of non-qualified stock options to purchase an aggregate of 15,913,500 shares of Common Stock to certain employees and consultants of the Company.  Each such option has an exercise price equal to the fair market value of the underlying stock as of the date of the grants (which was between $0.28 and $0.80 per share based on the closing price on the Over the Counter Bulletin Board between May 26, 2009 and September 30, 2009), vests in four equal annual installments commencing on the first anniversary of the date of grant and has a ten year term.  These options had a weighted average grant date fair value of $0.30 per share determined using the Black Scholes fair value option model.  Options granted during the nine months ended September 30, 2009 vest over four years and expire ten years from the date of grant under the Plan. The weighted-average exercise price of the options granted was $0.30. The fair value of each option grant is estimated on the date of grant using the Black-Scholes fair value option valuation model. The weighted-average assumptions used for these grants were: expected volatility of 194%; average risk-free interest rates of 2.51%; dividend yield of 0%; and expected life of 6.25 years.

A summary of awards under the Company’s 2003 Equity Incentive Plan is presented below:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding, January 1, 2009	6,080,364	$0.27
Granted	15,913,500	$0.30
Exercised	(225,575)	1.32
Cancelled/forfeited	(841,511)	$1.35
Outstanding, September 30, 2009	20,926,778	$0.53	$8,633,083
Exercisable, September 30, 2009	3,398,496	$1.71	$653,708

As of September 30, 2009, there was a total of $4,691 of unrecognized compensation arrangements granted under the Plan.  The cost is expected to be recognized through 2013.

The following table summarizes information about stock options outstanding at September 30, 2009:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 - $0.12	4,960,278	5.91	$0.11	3,348,371	$0.11
$0.13 - $0.39	15,366,500	9.68	0.29	125	0.23
$0.40 - $0.59	0	0.00	0.00	0	0.00
$0.60 - $0.89	600,000	9.61	0.77	50,000	0.63
Total	20,926,778	8.79	$0.53	3,398,496	$1.71

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

•
25% of the shares vest upon the Company achieving (1) a quarterly operating cash break-even (defined as zero or positive “net cash provided by operations” consistent with or as reported on the Consolidated Statement of Cash Flows) and (2) a 10% net income as a percent of revenue.

During 2008, 318,000 of these restricted shares were forfeited, leaving a balance of outstanding restricted shares of 833,000 at December 31, 2008 with an aggregate fair value of $198 as of their dates of grant. The criteria for these restricted shares were amended to clarify that the criteria is intended to refer to transactions and revenue, operating cash flow and income generated in the ordinary course of the Company’s business, and not to extraordinary transactions.  During the nine month period ended September 30, 2009, 525,000 additional restricted shares were forfeited by executives whose employment with the Company ended.  As of September 30, 2009, it was determined that it was more likely than not that the remaining 308,000 outstanding restricted shares, with a fair value of $83, would vest.  As such, the Company is amortizing the fair value of these shares over the expected period that they will vest and recorded compensation expense of $8 and $16 for these grants for the three and nine months ended September 30, 2009.

The following table is the summary of the Company’s nonvested restricted shares as of September 30, 2009.

Restricted Shares

Nonvested as of January 1, 2009	833,000
Granted	0
Vested	0
Cancelled/forfeited	(525,000)

Nonvested as of September 30, 2009	308,000

7.	Accounting for Secured Convertible Debentures and Related Warrants.

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

Accounting for Convertible Debentures.  The Company initially accounted for conversion options embedded in the convertible debentures by bifurcating conversion options embedded in convertible debentures from their host instruments and accounting for them as free standing derivative financial instruments.   The applicable accounting guidance states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control that they should be classified as a liability and measured at fair value on the balance sheet.

Effective January 1, 2007, the Company adopted accounting guidance which states that, at the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative.  Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, allowing the instrument to be classified as stockholders’ equity. Under this accounting guidance, when an embedded conversion option previously accounted for as a derivative no longer meets the bifurcation criteria, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation and the amount of the liability for the conversion option reclassified to stockholders’ equity.

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

From January 1, 2009 through closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement when the debentures were cancelled, there were no conversions of the debentures. As a result, during the three and nine months ended September 30, 2009 there were no issuances of Common Stock related to the debentures.  During the three and nine months ended September 30, 2008, $762 and $1,409, respectively in face value of the convertible debentures was converted, resulting in the issuance of 19,846,180 and 25,962,761 shares of Common Stock, respectively.  The Company waived the 840,000 monthly shares limitation with respect to these conversions.  As a result of the amortization, $0 and $2,918, respectively, of the discount on the convertible debenture has been charged to discount amortization for the three and nine months ended September 30, 2009, which includes the effects of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement.  During the three and nine months ended September 30, 2008, $706 and $1,632, respectively, of the discount on the convertible debenture has been charged to discount amortization. As of September 30, 2009, there was no debt or interest outstanding as a result of the cancellation of the convertible debenture and interest as part of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement.

Determination that Warrants Were Not Indexed to the Company’s Common Stock.   On January 1, 2009, in connection with the adoption of newly issued accounting guidance, the Company determined that warrants issued on August 11, 2006 and October 13, 2006 were not indexed to the Company’s own stock, as defined.  Accordingly, the Company determined that these warrants were derivative instruments, and on January 1, 2009, recorded derivative liabilities of $479 and $406 for each of the August 11, 2006 and October 13, 2006 warrants, respectively.  At January 1, 2009, the Company determined the fair value of the warrant derivative liability using the Black-Scholes valuation model, applying the actual Common Stock price on January 1, 2009 ($0.38), applicable volatility rate (242%), and the period close risk-free interest rate (0.27%) for the instruments’ remaining contractual lives of 2.61 years for the August 2006 tranche and 2.78 years for the October 2006 tranche.  In connection with recording the warrant derivative liabilities, the Company determined the cumulative effect of a change in accounting principle as if they were recorded at inception, and increased the debt discount related to the October 13, 2006 tranche by $584, reduced additional paid in capital by $1,752 for the previously recorded equity value of the warrants and decreased accumulated deficit by $1,449 for inception to adoption date mark to market and discount amortization adjustments.

The following warrants were issued under the August 2006 tranche and the October 2006 tranche and were cancelled as part of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement:

Tranche	Exercise Price	Warrant Shares
August 2006	$1.85	624,545
	$2.35	600,000
	$2.60	190,909
October 2006	$1.85	520,455
	$2.35	500,000
	$2.60	159,091

8.	Accounting for Derivative Instruments.

The Company accounts for certain warrants, including the warrants issued as part of the June 2004 private placement of preferred stock and the warrants issued as part of the August and October 2006 private placement of convertible debentures, as a derivative liability using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings.  The August and October 2006 warrants were cancelled as part of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement (See Note 2). On June 23, 2009, the Company amended the exercise price and other provisions of the 2004 Warrants representing rights to purchase shares of Common Stock in the Company and that would have expired on June 23, 2009.  The exercise price of the 2004 Warrants was amended to $0.25 per share of Common Stock and the expiration date of the 2004 Warrants was amended to August 7, 2009.  As of September 30, 2009, all of the 2004 Warrants were exercised  The Company recognized a total non-cash gain of $43 and $4,252, respectively, for the three and nine months ended September 30, 2009 and a non-cash gain of $843 and $157, respectively, for the three and nine months ended September 30, 2008, for these derivative warrants, based on the following criteria, each of which impact on the fair value of the derivative, using the Black-Scholes valuation model.  The assumptions used in these fair value calculations were as follows:

	June 2004 Private Placement Warrants
Criteria	September 30, 2009*	September 30, 2008
Common Stock price per share	$0.30 - $0.35	$0.025
Applicable volatility rates	68% -58%	273%
Risk-free interest rates	0.17% - 19%	1.55%
Contractual life of instrument	0.101 -0.063 years	0.75 years

* Reflects a range of assumptions underlying the exercises during the quarter ended September 30, 2009

The following table summarizes the derivative instruments (warrants) liability for the three and nine months ended September 30, 2009 (See Note 7):

	June 2004 Private Placement	August and October 2006 Private Placement	Total
Outstanding, December 31, 2008	$4,360	$0	$4,360
Cumulative effect of the change in accounting principal, January 1, 2009 (See Note 7)	0	885	885
Net cash gain in fair value:
Three months ended March 30, 2009	(3,665)	(260)	(3,925)
Three months ended June 30, 2009	(282)	(2)	(284)
Three months ended September 30, 2009	(43)	0	(43)
Total nine months ended September 30, 2009	(3,990)	(262)	(4,252)
Cancellation of warrants April 6, 2009		(623)	(623)
Reclassification to equity upon exercise of warrants during the three months ended September 30, 2009	(370)		(370)
Outstanding, September 30, 2009	$0	$0)	$0

9.	Accounting for the WGI / ACN transaction

The Company accounts for common stock and warrants issued to third parties, including customers, by amortizing the value of the instrument, determined as of the vesting date,  over the related service period.

On April 6, 2009, the Company completed a private placement of securities to WGI pursuant to the terms of the Securities Purchase Agreement.  In connection with the transaction, the Company received the following elements of value (i) cash consideration of $1,450, (ii) the cancellation of convertible debentures held by WGI under which $4,080 in principal and $1,046 in accrued interest was cancelled and (iii) the cancellation of certain outstanding warrants held by WGI with a fair value of $623.

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

Since the WGI transaction is related to the ACN Master Purchase Agreement pursuant to which ACN has committed to purchase three hundred thousand videophones over a two-year period, with expected revenue of $60,000, and the consideration provided to WGI is considered to be an inducement to a vendor, the $74,463 in excess fair value is required to be offset as a reduction of revenues to the extent of cumulative probable future revenue from that customer.(there can be no assurance provided that this revenue will materialize). However, since the excess fair value exceeds the probable future revenues expected under the ACN Master Purchase Agreement by $14,463, accounting guidance requires the amount of the excess in fair value provided to a vendor over the probable future revenue ($14,463) to be taken as an immediate non cash expense and expensed in the quarter ending June 30, 2009.  As of September 30, 2009, the amount of the excess in fair value equal to probable future revenue of $60,000 has been recorded as a $9,600 current asset and $50,400 long-term deferred asset (presented as “Revenue incentive asset”) in the balance sheet at September 30, 2009, and will offset revenue as and when the revenue is realized.  In future periods should the Company determine that probable future revenue would be less than $60,000, the Company would record an immediate non cash expense for any probable revenue shortfall.

In addition, in connection with the Commercial Relationship entered into with ACN on April 6, 2009, the Company granted ACN the ACN Warrant.  The ACN Warrant will vest incrementally based on ACN’s purchases of videophones under the Commercial Relationship.  The Company will record a charge for the fair value of the portion of the warrant earned from the point in time when shipments of units are initiated to ACN through the vesting date. Final determination of fair value of the warrant occurs upon actual vesting. Applicable accounting guidance requires that the fair value of the warrant be recorded as a reduction of revenue to the extent of probable cumulative revenue recorded from that customer.

Accordingly, the application of these accounting guidelines will require the Company’s reported revenue from the Commercial Relationship to be reduced to reflect both the fair value of the ACN Warrant and the excess fair value of the equity issued on the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement.

10.	Fair Value of Financial Instruments.

Applicable accounting guidance defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about the price that would be received to sell an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  This guidance applies to all assets and liabilities that are measured and reported on a fair value basis.

The fair value guidance establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Observable inputs such as quoted prices in active markets;
Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any liabilities categorized as Level 1 or Level 2  as of September 30, 2009.

The following is a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Description	Derivatives
Liabilities:
Balance, January 1, 2009	$4,360
Cumulative effect of the change in accounting Principal, January 1, 2009 (See Note 7)	885
Cancelation of warrants April 6, 2009	(623)
Exercise of warrants during the three months ended September 30, 2009	(370)
Total gain in fair value included in operations	(4,252)

Balance, September 30, 2009	$0

The change in fair value recorded for Level 3 liabilities for the periods above are reported in other income (expense) on the consolidated statement of operations.

11.	Commitments and Contingencies.

The Company’s prior five year lease was signed on September 1, 2005 and covered 42,500 square feet at an annual rate of $11.40 per square foot with a 3% increase annually, cancelable by either party with eight months notice, with a termination by tenant which included a six month termination fee.  In March 2009, the parties agreed in principle to a new lease effective retroactive to April 1, 2008 (and the cancellation of the current lease with no termination cost) for a smaller space within the current facility consisting of approximately 17,000 square feet at an annual fee of $7 per square foot. The Company relocated into this smaller space in April 2008. This new lease was executed in April 2009 and is cancelable by either party upon 90 days notice with no termination costs. Total rent expense for the three and nine months ended September 30, 2009 amounted to approximately $47 and $135, respectively, and for the three and nine months ended September 30, 2008 amounted to approximately $43 and $207, respectively.

In December 2008, the Company entered into a 60 month lease for office equipment. As of September 30, 2009, there remains an aggregate of $36 to be paid over the remaining period of the term of the lease.

The future minimum contractual rental commitments under non-cancelable leases for each of the fiscal years ending December 31 are as follows:

2009 (October 1 to December 31, 2009)	$3
2010	11
2011	11
2012	11
Total	$36

12.	Net Loss per Share (Basic and Diluted).

The Company displays dual presentation of earnings per share as both basic and diluted earnings per share (“EPS”).  Basic EPS includes no dilution and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS includes under the “if converted method” the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Outstanding stock options, warrants and other potential stock issuances are not included in the computation when they are not in the money and their effect would be anti-dilutive.  The following table presents the shares used in the computation of fully diluted (loss) income per share for the three and six months ended September 30, 2009 and 2008:

	For the three months ended September 30,
	2009	2008
Numerator for diluted EPS calculation:
Net(loss) income	$(1,937)	$23

Denominator for diluted EPS calculation:
Basic and Fully Diluted weighted average common shares outstanding	333,477,687	69,445,002

Basic and Fully Diluted EPS*	$(0.01)	$0.00

	For the nine months ended September 30,
	2009	2008
Numerator for diluted EPS calculation:
Net loss	$(18,474)	$(4,001)

Denominator for diluted EPS calculation:
Basic and Fully Dilutive weighted average common shares outstanding	254,348,128	61,739,560

Basic and Fully Dilutive EPS*	$(0.07)	$(0.06)

* The Company had net losses during the three and nine month periods ended September 30, 2009 and for the nine months ended September 30, 2008 and as such  the basic and fully diluted earnings per share calculations use the same share amounts in determining the earning  per share value (adding the fully dilutive shares to the denominator would be antidilutive to the calculations).  The Company had net income for the three months ended September 30, 2008.  For the calculation of fully dilutive earnings per share the potential common shares comprise shares of common stock issuable upon the exercise of stock options, and warrants, and upon the conversion of convertible debentures.  Potential common shares of 44,651,904 were excluded from net income per share for the three months ended September 30, 2008 because their effect would be anti-dilutive following the “if converted” method of adjusting income and outstanding shares in the calculation.

Potential common shares excluded from net loss per share for the three and nine months ended September 30, 2009, were 190,106,792 and 44,651,904 for the three and nine months ended September 30, 2008 because their effect would be anti-dilutive.  Potential common shares comprise shares of Common Stock issuable upon the exercise of stock options, unvested restricted stock and warrants, and upon the conversion of convertible debentures irrespective of whether such securities are in the money.

13.	Warrants.

A summary of the Company’s warrant activity for the nine months ended September 30, 2009 is as follows:

	Warrants		Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, January 1, 2009	20,146,311		$0.96	1.26
Granted	178,229,647		0.02
Expired/cancelled	(17,654,555)		(0.46)
Exercised	(11,849,389	) )	(0.25)
Outstanding, September 30, 2009	168,872,014		$0.04	9.47
Exercisable, September 30, 2009	21,501,934

14.	Stockholders’ Equity (Deficiency).

The following summarizes the transactions in stockholders’ equity (deficiency) from January 1, 2009 through September 30, 2009.

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance as of January 1, 2009	$1,189	$261,478	$(270,857)	$(8,190)
Cumulative effect of a change in accounting principle (see Footnote 9)	0	(1,751)	1,449	(302)
Balance as of January 1, 2009	1,189	259,727	(269,408)	(8,492)
Non-cash stock based compensation		714		714
Issuance of Common Stock upon exercise of warrants	118	2,800		2,918
Issuance of Common Stock upon exercise of options	2	23		25
April 6, 2009 Issuance of Common Stock and Anti-Dilution Warrant in the WGI transaction	2,025	72,438		74,463
April 6, 2009 Cancellation of convertible debt and accrued interest as consideration exchanged in the WGI transaction		6,623		6,623
July 8, 2009 Cancellation of obligation to a vendor	32	807		839
April 6, 2009 Cancellation of the derivative warrants as consideration exchanged in the WGI transaction		623		623
August 2009 Reclassification of the derivative warrants upon exercise		370		370
Net loss for the nine months endedSeptember 30, 2009			(18,474)	(18,474)
Balance as of September 30, 2009	$3,366	$344,125	$(287,882)	$59,609

15.	Revenue Recognition.

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

Revenues are also offset by a reserve for any price refunds and consumer rebates.

Video Phone Sales. During the three and nine months ended September 30, 2009, the Company did not ship any product to customers with a right of return.  During the three and nine months ended September 30, 2008, the Company shipped 0 and 9 units, respectively, with a sales value of $0 and $2, respectively, to customers with a right of return.  The Company deferred revenues and costs for the sale of units where customers may exercise their right of return only if they do not sell the units to their respective customers.

Aequus Revenue.  From June 2007 through March 2008 the Company shipped its video phone product to Aequus.  As part of its June 2007 agreement with Aequus, the Company began to recognize product revenue at the time of shipment of its video phone. In addition, the Company also began to receive service fee revenues based on a percentage of the fees earned by Aequus and for which the customer has received service. The Company recognized this service fee revenue upon confirmation from Aequus of the fees earned by the Company.

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

•
$5,000 of Payments to the Company.  The $5,000 of payments in the agreement are related to multiple deliverables to Aequus that have standalone value with objective and reliable evidence of fair value, and include the following: (i) a specified amount of non recurring engineering (“NRE”, with a fair value of $900), (ii) support and transition training to Aequus to operate its own data center (“Training,” with an estimated fair value of $358), (iii) continued use of the WorldGate video phone service center during the transition (with an estimated fair value of $230), and (iv) the elimination of  previously agreed service fees (“contract termination fee”, with a residual fair value of $3,512).  These deliverables are all separate units of accounting in connection with revenue arrangements with multiple deliverables.

•
The Company recognized revenue for the NRE and training and support as the service was provided. For the three and nine months ended September 30, 2009 such revenue was $0 and $796, respectively. For the three and nine months ended September 30, 2008, revenue of $133 and $412, respectively, was recognized for NRE and training and support.  The revenue of $796 in the nine months ended  September 30, 2009 includes $725 related to the settlement of the dispute with Aequus wherein the settlement eliminated $725 of the Company’s $900 obligation to provide NRE to Aequus and was credited to NRE services provided under a previous agreement with Aequus.  The Training was expected to be performed over approximately 7 months. Revenue from the use of the video phone service center was recognized on a straight-line basis over the expected period of use, which was approximately 7 months.  Since collectibility was not reasonably assured, the contract termination fee was recognized as other income on a straight line basis over the ten months that the $5,000 was paid.  For the three months ended September 30, 2009 and 2008, other income was recorded for the contract termination fee of $0 and $1,064, respectively.  For the nine months ended September 30, 2009 and 2008, other income was recorded for the contract termination fee of $348 and $2,121, respectively.  The Company had received payment of $1,475 toward the purchase of video phone units and all of the $5,000 agreed payments in 2008 and the first quarter of 2009.

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

•
Purchase of Units.  Units purchased per the March 31, 2008 agreement with Aequus are initially held by the Company pending shipment to Aequus customers.  Revenue for these units held by the Company pending shipment to the ultimate customer is deferred, per the SEC Staff Accounting Bulletin Topic 13A(3)(a) (Bill and Hold Arrangements).  Revenue for the units held is recognized as and when the units are shipped to the Aequus customers.  For the three months ended September 30, 2008 the Company shipped $844 worth of products to Aequus customers. For the nine months ended September 30,  2008, the Company shipped $1,637 worth of products to Aequus customers.  On October 8, 2009, the Company entered into a letter agreement with Aequus to settle all past due obligations owed by Aequus to the Company (see Note 18) and as a result the Company has no obligation to hold any units for Aequus.

ACN Revenues.  On April 6, 2009, the Company entered into a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN has committed to provide the Company with $1,200 to fund certain software development costs.  During the quarter ended June 30, 2009, the Company received the $1,200 from ACN.  The Company recorded these funds as deferred revenue as of June 30, 2009, pursuant to the Software Development and Integration and Manufacturing Assistance Agreement’s terms which partially compensates the Company for its development of a video phone and licensing thereof.  The Company will recognize revenue from this funding upon completion of the development in accordance with guidance for accounting for performance of construction and production type contracts.

16.	Accounting for the Uncertainty in Income Taxes.

The Company has adopted the applicable accounting guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company also applies accounting guidance for the topics of recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The Company’s policy for recording interest and penalties associated with audits is not to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  There were no amounts accrued for penalties or interest as of or during the three and nine months ended September 30, 2009 and 2008.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

October 2008 Change of Control.  Upon completing an analysis as required by IRC Section 382, it was determined that during October 2008, as a result of the aggregation of shares related to the conversion of the convertible debenture into shares of Common Stock by the convertible debenture holder, the Company experienced a change of ownership as defined in Section 382.  Prior to the change, the Company had a net operating loss carryforward (NOL) of approximately $237,441. Due to the annual limitations imposed by Section 382, the Company believes it is more likely than not  it will be unable to utilize approximately $234,952 of this net operating loss and the remaining amount of approximately $2,489 will be subject to an annual utilization limitation of approximately $124 for 20 years.

April 2009 Change of Control.  Upon completing an analysis as required by IRC Section 382, it was determined that during April 2009, as a result of the private placement pursuant to which WGI acquired shares of Common Stock representing 63% of the outstanding Common Stock, the Company experienced a second change of ownership as defined in Section 382.  As a result of the second change, the Company believes it is more likely than not that the limitation attributable to the first change of approximately $124 annually will remain in place limiting approximately $2,489 of NOL. Further, as a result of the April 2009 change in control the Company believes it is more likely than not that the loss attributiable to the post October 2008 change of control and to April 2009 of approximately $2,921 would be able to be fully utilized with no likely limitations.

Post April 2009.    Any losses incurred post the April 2009 change in control would not be limited assuming that the Company does not experience any additional changes in control.

The state net operating loss projected to be lost due to IRC Section 382 limitations is approximately $187,356 resulting in approximately $2,489 remaining to be carried forward subject to similar annual limitations. The state net operating losses are also limited by state law and subject to maximum utilization limits. The federal research and experimentation credit (R&D), which provides tax credit for certain R&D efforts, will also be subject to an annual limitation.  Due to the limitation pursuant to Section 382, all but approximately $25 of the credit is lost.  The federal credits remaining will expire in 2028.  All state research and experimentation credit carryovers have been refunded and no state credit remains.

Results of the Company’s net operating and credit carryforwards are expressed within the table below:

	FEDERAL	STATE	FEDERAL
	NOL	NOL	R&D
NOL and credit prior to October change	237,441	189,845	4,111
Unavailable losses/credit as a result of the October 2008 change in control	234,952	187,356	4,111
Loss/credit Available after October 2008 change subject to annual limitations	2,489	2,489	none

NOL/Credit attributable to period post the October 2008 change in control and to the control change in April 2009	2,921	2,921	25

Total NOL and credits subject to limitation	5,410	5,410	25

Future issuances of Common Stock and subsequent losses may further affect this analysis which might cause an additional limitation on our ability to utilize the remaining net operating loss carryforwards.

18.	Subsequent Events

Aequus Agreement.  On October 8, 2009, the Company entered into a letter agreement (the “Aequus Settlement Agreement”) with Aequus to settle all past due obligations owed by Aequus to to the Company.

As of the date of the Aequus Settlement Agreement, Aequus had committed to purchase from the Company but had failed to pay for 2,284 video phones which are held by the Company.

Pursuant to the Aequus Settlement Agreement,

•	all prior agreements between Aequus and any of its subsidiaries and the Company, have been terminated;

•
none of Aequus or the Company have any further liabilities or obligations under such prior agreements and each of Aequus and the Company provided a mutual release of all prior claims between the parties;

•
Aequus agreed to purchase and pay for 2,284 video phones , to the extent the Company has available inventory of such video phones, on a periodic basis through February 2011 pursuant to the terms of a reseller agreement with the Company.any default by Aequus of its obligations under the Aequus Settlement Agreement will result in Aequus being required to pay all of its financial obligations being released under the Aequus Settlement Agreement less any amounts paid by Aequus under the Aequus Settlement Agreement.

Service Agreement with deltathree, Inc.  On October 9, 2009, the Company entered into a master service agreement (the “D3 Agreement”) with deltathree, Inc. (“D3”).

Pursuant to the D3 Agreement, D3 will provide the Company, and the Company will purchase from D3, wholesale voice over internet protocol telephony and video services, including providing D3’s operational support systems to OJO Service in the United States.  These services will provide the Company one of the tools necessary to provide “turn-key” digital video phone services (meaning a complete, ready-to-use digital video phone services solution) directly to end using customers.  The Company will pay D3 an activation fee and a monthly subscriber-based fee for each customer of the Company that subscribes for the services provided to the Company under the D3 Agreement.  The initial term of the D3 Agreement is for a period of five years from the date the Company begins offering voice over internet protocol telephony and video services to customers.  The term will renew automatically for successive terms of one year each unless either party provides the other party written notice of termination at least 180 days prior to the expiration of the then-current term.  The D3 Agreement can be terminated by either party for cause or upon 180 days notice for convenience.  If the Company does not incur charges payable to D3 pursuant to the D3 Agreement of at least $300 during the six month period following the date that the first customer of  the Company is provided voice over internet protocol telephony and video services pursuant to the D3 Agreement, the Company will be obligated to pay D3 an amount equal to 33.0% multiplied by the difference between $300 and the actual amount of such charges during such six month period.

D3 is majority owned by D4 Holdings, LLC and the Company is majority owned by WGI Investor LLC.  D4 Holdings, LLC and WGI Investor LLC have common majority ownership and a common manager.

Services Agreement with ACN, Inc.  On October 12, 2009, the Company entered into a Service Agreement (the “ACN Service Agreement”) with ACN, Inc., pursuant to which ACN will provide to the Company, and the Company will provide to ACN, certain services.  No services are currently contemplated to be provided by the Company to ACN.  The following services are currently contemplated to be provided by ACN to the Company:

•	Secondment Services. ACN has agreed to second mutually agreed employees of ACN to the Company on customary terms.

•
Use of Equipment. ACN has agreed to provide the Company with use of an EMI test chamber owned by ACN.  The Company has agreed to pay ACN a fee of approximately $2 per month for 24 months for use of the EMI test chamber.  At the end of the 24 month period, title to the EMI test chamber will transfer to the Company.  Payment of the fee for the EMI Test Chamber is not due until the later of December 31, 2010 or the date the Company has sufficient cash generated from operations to pay the outstanding amount of the deferred payments.

•
Administrative and Travel Support.  ACN has agreed to provide to the Company as requested by the Company, administrative and travel support.  The cost for administrative support shall be mutually agreed by the parties as such services are requested.  The cost for travel support is the actual out-of-pocket costs paid by ACN to third parties for travel services requested by the Company.  Payment of the costs for administrative and travel support are not due until the later of December 31, 2010 or the date the Company has sufficient cash generated from operations to pay the outstanding amount of the deferred payments.

•
Real Estate and Operations Services.  ACN has agreed to provide to the Company, as requested by the Company, office space, telecommunications and electronic communications services, computer support, recruiting services, tax and regulatory advice, force management and other requested services relating to a telecommunications customer operation center.  The cost for the use of real estate services is the incremental out-of-pocket costs incurred by ACN in order to provide office space to the Company.  The cost for the use of operations services is the incremental out-of-pocket costs incurred by ACN in order to provide the operations services to the Company.  Payment of the costs for real estate and operations services are not due until the later of December 31, 2010 or the date the Company has sufficient cash generated from operations to pay the outstanding amount of the deferred payments.

•
Provisioning of VOIP Communication Devices.  ACN has agreed,to provide to the Company, the ability to purchase from time to time the Iris 3000 video phone.  The price to be paid by the Company for each video phone is the amount incurred by ACN to manufacture the phone without any markup, plus the costs and expenses for shipping and handling.  The purchase price for each video phone is due and payable thirty (30) days after the date of the receipt of the invoice relating to such video phone.  Notwithstanding the foregoing, if the Company has paid ACN all outstanding carrying costs contemplated by the next sentence when due, the Company shall not be in default if the Company fails to pay ACN  the purchase price for each video phone as contemplated by the prior sentence; provided, however, that the Company must pay outstanding invoices, to the extent commercially reasonable, upon the Company having sufficient cash generated from operations to pay such outstanding invoiced amounts.  The Company will pay ACN a carrying cost of 1% per month applied to the total value in a given month of video phones received by the Company and for which the Company has not made payment; provided that, the carrying cost will not be applied to video phones within the first 30 days after receipt of the invoice relating to delivery of such video phone, but will apply monthly thereafter until the Company has made full payment with respect to such video phone.  ACN  will have a purchase money security interest in all video phones received by the Company for which the Company has not made full payment to ACN.  Revolving Loan and Security Agreement with WGI.  On October 28, 2009, the Company entered into a Revolving Loan and Security Agreement with WGI pursuant to which WGI will provide to the Company, a line of credit in a principal amount of $3,000.  In addition, on October 28, 2009, pursuant to the Revolving Loan the Company issued a Revolving Promissory Note, in a principal amount of $3,000, to WGI.

Pursuant to the Revolving Loan and the Revolving Promissory Note,

•	WGI agrees to lend from time to time, as requested by the Company amounts up to $3,000;

•	interest shall accrue on any loan advances at the rate of 10% per annum;

•	the initial payment of accrued interest shall be paid on June 1, 2010 and monthly thereafter;

•	principal amounts repaid by the Company is available for re-borrowing;

•	all outstanding principal and interest outstanding are required to be repaid on October 28, 2014;

•	the Company granted WGI a security interest in all assets of the Company;

•	the Company made customary representations and covenants to WGI;

•
any loan advance requires the satisfaction of the following conditions: receipt by WGI of an executed notice of borrowing; the representations and warranties of the Company shall be true in all material respects on the date of the notice of borrowing and the loan date; no event of default shall have occurred and be continuing or result from such loan advance; and there shall not have occurred, in WGI’s sole discretion, any material adverse change; and

•
upon the occurrence of an event of default, (1) WGI may require repayment of all outstanding amounts under the Revolving Loan, may terminate its commitment to make additional loans to the Company, and may exercise its rights with respect to the security interest in all of the assets of the Company and (2) all outstanding amounts under the Revolving Loan will bear interest at the rate of 15% per annum.

The Company has evaluated events that occurred subsequent to September 30, 2009 through November 16, 2009, the date of which the financial statements for the period ended September 30, 2009 were issued.  Except as disclosed above, management concluded that no other events required disclosure in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts contained in this Item 2 are in thousands, except for share and per share amounts)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

We may from time to time make written or oral forward-looking statements, including those contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The words “estimate,” “project,” “believe,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  In order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying certain important factors that could cause our actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on our behalf.  The factors, individually or in the aggregate, that could cause such forward-looking statements not to be realized include, without limitation, the following: (1) difficulty in developing and implementing marketing and business plans, (2) industry competition factors and other uncertainty that a market for our products will develop, (3) challenges associated with distribution channels, (4) continued losses, (5) difficulty or inability to raise additional financing on terms acceptable to us, (6) departure of one or more key persons, (7) changes in regulatory requirements, (8) delisting of our Common Stock, par value $0.01 per share (“Common Stock”) from the OTCBB and (9) other risks identified in our filings with the Securities and Exchange Commission, including the risks identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  We caution you that the foregoing list of important factors is not intended to be, and is not, exhaustive.  We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf, other than as required by the federal securities law.

General

We are currently in the process of transforming the Company from a manufacturer of high quality consumer video phones, into a service operating company that also provides “turn-key” digital video and voice phone services (meaning a complete, ready-to-use digital video phone services solution) directly to end using customers.  Inherent in this strategy is a monthly recurring revenue stream that would be based on the particular services provided by us to each company we partner with.   Also key to this strategy is that it enables many non-traditional companies and organizations who have a very broad distribution reach, but do not have an infrastructure to provide telephone and video services, to provide their distribution networks with a video phone service solution.  We are currently in the process of developing a new video phone needed for the transition to a digital video phone service. Customer availability of the new video phone is expected in the second quarter of 2010.

We expect some companies will look to us to wholesale to them select services from the platform as they are already providing services such as billing, customer care and customer order entry.  Our wholesale offering will include our video phone, provisioning, network and technical support services. Our platform will be modular so customers can choose the services that best fit their needs.

While we expect revenues related to the new business model to begin in early 2010, the extent and timing of future revenues for our digital video phone services depends on several factors, including the rate of market acceptance of our products, the degree of competition from similar products, and our ability to access funding necessary to provide the ability to roll out product and services.  We cannot predict to what extent our service business will produce revenues, or when, or if, we will reach profitability.

Relationship with WGI and ACN.   On April 6, 2009, we completed a private placement of securities to WGI Investor LLC (“WGI”), pursuant to the terms of a Securities Purchase Agreement, dated December 12, 2008 (the “Securities Purchase Agreement”), between us and WGI.  In connection with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, we issued to WGI an aggregate of 202,462,155 shares of our Common Stock, representing approximately 63% of the total number of the then issued and outstanding shares of our Common Stock, as well as a warrant to purchase up to approximately 140.0 million shares of our Common Stock in certain circumstances (the “Anti-Dilution Warrant”) in exchange for (i) cash consideration of $1,450, (ii) the cancellation of convertible debentures held by WGI under which approximately $5,100 in principal and accrued interest was outstanding, and (iii) the cancellation of certain outstanding warrants held by WGI. In December 2008, WGI had acquired from YA Global Investments, L.P. (“YA Global”) the convertible debentures that we had previously issued to YA Global and the outstanding warrants to purchase our Common Stock then held by YA Global.

WGI is a private investment fund whose ownership includes owners of ACN, Inc.(“ACN”), a direct seller of telecommunications services and a distributor of video phones.  Concurrently with the closing of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, we entered into a commercial relationship with ACN pursuant to which we will design and sell video phones to ACN.  ACN has committed to purchase three hundred thousand videophones from us over a two-year period.  In connection with this commercial relationship, we granted ACN a warrant to purchase up to approximately 38.2 million shares of our Common Stock at an exercise price of $0.0425 per share (the “ACN Warrant”).  The ACN Warrant will vest incrementally based on ACN’s purchases of video phones under the Commercial Relationship.

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

Our significant accounting policies are described in the Management’s Discussion and Analysis section and the notes to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2008.  Judgments and estimates of uncertainties are required in applying our accounting policies in many areas.  Following are some of the areas requiring significant judgments and estimates:  revenue recognition, inventory valuation, stock based compensation, deferred revenues, deferred tax asset valuation allowances and valuation of derivative liabilities and related warrants.  Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee reviewed our disclosures of these policies.  There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section or the audited financial statements for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

Results of Operations:

Three and Nine Months Ended September 30, 2009 and September 30, 2008.

Revenues.

	For the three months ended September 30,				For the nine months ended September 30,
	2009	2008	Change		2009	2008	Change
Product revenues	$8	$938	$(930)	(99)%	$373	$1,769	$(1,396)	(79)%
Service revenues	$89	$176	$(87)	(49)%	$271	$435	$(164)	(38)%
Other revenues	$0	$133	$(133)	(100)%	$833	$412	$421	102%
Total net revenues	$97	$1,247	$(1,150)	(92)%	$1,477	$2,616	$(1,139)	(44)%

Product Revenue.  Product revenue consists of the sale of Ojo video phones.  For the three months ended September 30, 2009 compared with the three months ended September 30, 2008, the decrease in product revenue primarily reflects reduced shipments of product to Aequus.  For the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008, the decrease in product revenue primarily reflects reduced shipments of product to Aequus, partially offset by $322 of product shipments to another customer during the nine months ended September 30, 2009.

Service Revenue.  Service revenue consists of subscription service revenues and service provided to service operators. For the three and nine months ended September 30, 2009 compared with the three and nine months ended September 30, 2008, the decrease in service revenue primarily reflects the reduction in service provided to Aequus.

Other Revenue.  Other revenue consists of non-recurring engineering and other non recurring services.  For the three months ended September 30, 2009 compared with the three months ended September 30, 2008, the decrease in other revenue primarily reflects the reduction in realized revenues from non recurring engineering services, support and transition training and service center usage provided to Aequus under the March 31, 2008 agreement.  For the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008, the increase in other revenue primarily reflects the increased revenue in the quarter ended March 31, 2009 that included $725 related to the settlement of a dispute with Aequus wherein the settlement eliminated $725 of our $900 obligation to provide NRE to Aequus and that was credited to NRE services provided under the March 31, 2008 agreement with Aequus.

Cost of Revenues and Gross Margin.

	For the three months ended September 30,				For the nine months ended September 30,
	2009	2008	Change		2009	2008	Change
Total net revenues	$97	$1,247	$(1,150)	(92)%	$1,477	$2,616	$(1,139)	(44)%

Cost of product revenues	$14	$716	$(702)	(98)%	$932	$1,432	$(500)	(35)%
Cost of other revenues	$0	$95	$(95)	(100)%	$0	$254	$(254)	(100)%
Total cost of revenues	$14	$811	$(797)	(98)%	$932	$1,686	$(754)	(45)%

Gross margin	$83	$436	$(353)	(81)%	$545	$930	$(385)	(41)%

Cost of Revenues.  The cost of revenues consists of product and delivery costs relating to the deliveries of video phones, and direct costs related to non-recurring engineering services revenues.  For the three months ended September 30, 2009 compared with the three months ended September 30, 2008, the decrease in cost of revenues primarily reflects decreased costs related to reduced product shipments of $702, and decreased other revenue engineering services costs of $95.  For the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008, the decrease in cost of revenues primarily reflects the reduced product shipments and other revenue engineering services in 2009 compared to 2008.

Gross Margin.  For the three months ended September 30, 2009 compared with the three months ended September 30, 2008, the decrease in gross margin primarily reflects the reduction of product revenues and the decrease in engineering services, partially offset by the result of an improved product mix to higher margin service and engineering service revenues.  For the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008, gross margin was reduced by $600 relating to the establishment of an inventory reserve for certain excess and obsolete inventory.    This improvement in gross margin was primarily the result of the increase in revenue from the non-recurring engineering , training and service center usage revenues recognized from our agreement with Aequus, with the respective costs of these increased revenues having been previously incurred and recorded in 2008 (See Note 15 of the accompanying financial statements), and increased selling prices and lower unit costs of the product shipped during the nine months ended September 30, 2009 compared to the same period in 2008.

Expenses From Operations.

	For the three months ended September 30,				For the nine months ended September 30,
	2009	2008	Change		2009	2008	Change
Engineering and development	$938	$631	$307	49%	$2,343	$1,707	$636	37%
Sales and marketing	$249	$73	$176	241%	$355	$431	$(76)	(18)%
General and administrative	$870	$797	$73	9%	$3,311	$2,674	$637	24%
Excess fair value Transferred to WGI	$0	$0	$0	N/A	$14,463	$0	$14,463	100%
Depreciation and amortization	$93	$43	$50	116%	$212	$224	$(12)	(5)%

Engineering and Development.  Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of our video phone product.  For the three and nine months ended September 30, 2009 compared with the three and nine months ended September 30, 2008, the increase in engineering and development expenses primarily reflects increased staffing of $223 and $408, respectively, primarily related to the increased development effort on the next generation video phone.  In addition, for the three and nine months ended September 30, 2008 certain direct engineering development costs, including staffing costs of $95 and $254, respectively, was related to revenues reported for NRE services performed for Aequus and charged to cost of revenues.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation (which includes compensation to manufacturer’s representatives and distributors), attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs related to the continued sales of our video phone product   For the three months ended September 30, 2009 compared with the three months ended September 30, 2008, the increase in sales and marketing expenses is primarily the result of increased staffing of $123, primarily related to the new business service model, and the establishment of a $30 reserve against certain service receivables.  For the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008, the decrease in sales and marketing expenses is primarily the result of reduced marketing, customer service and promotional expenditures of $221, partially offset by the increase in staffing and the establishment of the service receivable reserve.

General and Administrative.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, as well as finance and general management activities, including legal, accounting and professional fees.  For the three months ended September 30, 2009 compared with the three months ended September 30, 2008, the increase in general and administrative expenses is primarily the result of increased non-cash compensation expense of $153 related to the issuance of employee stock options, partially offset by reduced staffing costs of $80.  For the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008, the increase in general and administrative expenses is primarily the result of the increase in non-cash compensation expense of $192 and the accrual of $626 in compensation and severance expenses related to officers that were terminated, partially offset by reductions in other administrative expenses of $195.  The terminated officer’s compensation will cease on April 7, 2010.  In addition the nine months ended September 30, 2009, included a bad debt reserve of $46 primarily related to certain service customers.

Excess Fair Value Transferred to WGI.  As a result of the value of the shares and antidilution warrants received by WGI on the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the Company has determined that the value received by WGI exceeded the fair value received by the Company by $74,463.  Since the WGI transaction is related to the ACN purchase agreement whereby ACN agreed to purchase 300,000 video phones, the excess in fair value was deemed to be an inducement to a vendor and accordingly the excess above fair value is required to be offset as a reduction of revenues to the extent of cumulative revenue recorded from that customer. However, since the excess in fair value exceeds the expected future revenues of the ACN transaction by $14,463 accounting guidance requires the amount of the excess in fair value provided to a vendor over the expected revenue ($14,463) to be recorded as a non-cash expense against operations.  The amount of the excess in fair value equal to expected future revenue of $60,000 has been recorded as a $9,600 current asset and $50,400 long-term deferred asset (presented as “Revenue incentive asset”) in the balance sheet at September 30, 2009, and will offset revenue when the revenue is realized. (See Note 9 of the accompanying condensed consolidated financial statements)

Other Income and Expenses.

	For the three months ended September 30,				For the nine months ended September 30,
	2009	2008	Change		2009	2008	Change
Interest and other income	$41	$6	$35	583%	$50	$16	$34	213%
Change in fair value of derivative warrants and conversion options	$43	$843	$800	95%	$4,252	$157	$4,095	2,608%
Income from service fee contract termination	$47	$1,064	$(1,017)	(96)%	$395	$2,121	$(1,726)	(81)%
Amortization of debt discount	$0	$(706)	$(706)	(100)%	$(2,918)	$(1,632)	$1,286	79%
Loss on equipment disposal	$0	$0	$0	N/A	$0	$(295)	$(295)	(100)%
Interest and other expense	(1)	(76)	$(75)	(99)%	(114)	(262)	$(148)	(56)%

Interest and Other Income.  Interest and other income consisted of interest earned on cash and cash equivalents and reductions in our accounts payable obligations through negotiated settlements with certain vendors.  During the three and nine months ended September 30, 2009, we earned interest on an average cash balance of approximately $1,369 and $830, respectively, and recorded the negotiated cancellation  of certain obligations of $41 and $49, respectively.  During the three and nine months ended September 30, 2008, we earned interest on an average cash balance of approximately $557 and $573, respectively.

Change in fair value of derivative warrants and conversion options.  The fair value adjustments of our derivative warrants and conversion options issued in our June 2004 private placement of our Series A Convertible Preferred Stock and Warrants and our August 11, 2006 and October 13, 2006 private placements of secured convertible debentures and warrants are primarily a result of changes in our common stock price during each reporting period and anti-dilution provisions that increased the number of outstanding warrants and reduced the warrant exercise price as of September 30, 2008 (See Note 8 of the accompanying financial statements).

Income from Service Fee Contract Termination  On October 8, 2009, we entered into a letter agreement with Aequus to settle all past due obligations owed by Aequus to the Company (see Note 18 of the accompanying financial statements) and we realized $47 for the three and nine months ended September 30, 2009 of other income from the elimination of these obligations.  Income from service fee contract termination for the three and nine months ended September 30, 2008 of $1,064 and $2,121, respectively, consists of payments from Aequus for the elimination of previously agreed service fees with Aequus, which we realized over a ten month period ending January 2009 (See Note 15 of the accompanying financial statements).

Amortization of Debt Discount.  Amortization of debt discount consists of the amortization of the secured convertible debentures issued in the August 11, 2006 and October 13, 2006 private placements.  The increase of amortization of debt discount for the three and nine months ended September 30, 2009, when compared to the same periods in 2008, is primarily the result of the application of the effective interest rate method to determine the monthly amortization of the discount over the term of the convertible debentures.  This method increases the periodic amortization charged as the convertible debentures reach maturity (See Note 7 of the accompanying financial statements).  On the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the convertible debentures were terminated and the remaining unamortized discount on the convertible debentures of $2,235 was charged to income and included in amortization of debt discount expense.

Loss on Equipment Disposal.  During the nine months ended September 30, 2008, certain equipment, furniture and fixtures were sold and disposed of during our move to smaller facilities.  The net loss realized during the nine months ended September 30, 2008 was $295.  There was no loss or gain realized during the three and nine months ended September 30, 2009.

Interest and Other Expense.  The decrease in interest expense for the three and nine months ended September 30, 2009, when compared to the same periods in 2008, primarily consisted of a reduction of $76 and $262, respectively, of interest expense resulting from the elimination in 2009 of interest on the secured convertible debentures issued in the August 11, 2006 and October 13, 2006 private placements upon the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement (See Note 2 of the accompanying financial statements).

Income Taxes.  We have incurred net operating losses since inception and accordingly had no current income tax provision and have not recorded any income tax benefit for those losses, since realization of such benefit is currently uncertain.

Liquidity and Capital Resources

Sources of Liquidity.  As of September 30, 2009, our primary sources of liquidity consisted of proceeds from notes issued, the sale of Common Stock, the exercise of warrants and options, the sale of Ojo video phones and engineering development services.  Cash and cash equivalents are invested in investments that are highly liquid, are high quality investment grade and have original maturities of less than three months.  As of September 30, 2009, we had cash and cash equivalents of $1,043.

Cash Used in Operations.  We utilized cash from operations of $1,918 and $3,309, respectively, during the three and nine months ended September 30, 2009 and generated cash from operations during the three months ended September 30, 2008 of $30 and utilized cash of  $624 during the nine months ended September 30, 2008.  Our short term cash requirements and obligations included inventory, accounts payable and capital expenditures from continuing operations and operating expenses during these periods in 2009 and 2008.

Cash Used in Investing Activities.  Cash used in investing activities for the three and nine months ended September 30, 2009 was primarily a result of capital expenditures of $269 and $525, respectively, for investments in equipment for new product development.  Cash used in investing activities for the three months ended September 30, 2008 was primarily a result of capital expenditures of $2 and for the nine months ended September 30, 2008, cash of $2 was provided.

Cash Provided by Financing Activities.  Cash provided by financing activities during the three and nine months ended September 30, 2009 was $2,021 and $4,448, respectively.  Cash provided by financing activities during the three and nine months ended September 30, 2008 was $0 and $1, respectively.   During the three  and nine months ended September 30, 2009, we received cash of $0 and $1,450, respectively, from stock issuances and $2,036 and $2,917, respectively from the exercise of warrants (See Note 2 of the accompanying financial statements).

Operations and Liquidity.

We have incurred recurring net losses and have an accumulated deficit of $287,882, stockholder’s equity of $59,609 and working capital of $8,363 as of September 30, 2009.  We have also experienced severe cash shortfalls, deferred payment of some of our operating expenses, and shut down operations for a period of time in early 2008 to conserve our cash.  On October 28, 2009, we entered into a Revolving Loan and Security Agreement (the “Revolving Loan”) with WGI pursuant to which WGI will provide to the Company, a line of credit in a principal amount of $3,000 (See Note 18 of the accompanying financial statements).  Based on management’s internal forecasts and assumptions regarding its short term cash requirements, and the establishment of a revolving credit facility, we currently believe that we will have sufficient cash on hand to meet our obligations into the first quarter of 2010.  However, there can be no assurance given that these assumptions are correct or that the revenue projections associated with sales of products and services will materialize to a level that will provide us with sufficient capital to operate our business.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We  had $3,619 of liabilities and none of our assets are pledged as collateral as of September 30, 2009.  These liabilities primarily include $1,609 of accounts payable and accrued expenses, $453 of accrued severance, $1,291 of deferred revenues and income, and $203 of accrued compensation and benefits.

In December 2008, WGI acquired from YA Global Investments, L.P. (“YA Global”) the secured convertible debentures we previously issued to YA Global and the outstanding warrants to purchase our Common Stock then held by YA Global.  On the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement we issued and sold to WGI a total of 202,462,155 shares of our Common Stock, representing approximately 63% of our outstanding stock, as well as a warrant to purchase up to approximately 140.0 million shares of our Common Stock in certain circumstances, in exchange for (i) total cash consideration of $1,450, (ii) the cancellation of debentures held by WGI under which approximately $5,100 in principal and accrued interest was outstanding as of April 6, 2009, and (iii) the cancellation of certain of our outstanding warrants to purchase an aggregate of 2,595,000 shares of our Common Stock held by WGI.

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

Based on management’s internal forecasts and assumptions, including regarding our short term cash requirements, and the establishment on October 28, 2009 of a $3,000 Revolving Loan facility we currently believe that we will have sufficient cash on hand to meet our obligations into the first quarter of 2010. However, there can be no assurance given that these assumptions are correct or that the revenue projections associated with product sales and services to customers will materialize to a level that will provide us with sufficient capital to operate our business.

We continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, asset securitizations, or from other sources.  In addition, we continue to explore additional service and distribution sales opportunities.  There can be no assurance given, however, that our efforts will be successful or that any additional financing will be available and can be consummated on terms acceptable to us, if at all. There can also be no assurance given that any additional sales can be achieved through additional service and distribution opportunities. If we are unable to obtain sufficient funds, we may be required to further reduce the size of the organization or suspend operations which could have a material adverse impact on our business.

Unaudited Non-GAAP Financial Information

The Company accounts for stock and warrants issued to third parties, including customers, by amortizing the value of the instrument, determined as of the vesting date, over the related service period.

On April 6, 2009, we completed a private placement of securities to WGI pursuant to the terms of the Securities Purchase Agreement.  In connection with the transaction, we received the following elements of value (i) cash consideration of $1,450, (ii) the cancellation of convertible debentures held by WGI under which $4,080 in principal and $1,046 in accrued interest was cancelled and (iii) the cancellation of certain outstanding warrants held by WGI with a fair value of $623.  The total fair value of these elements we received was determined by us to approximate $7,199.  In connection with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, WGI received (i) 202,465,155 shares of Common Stock and (ii) a ten year Anti-Dilution Warrant, with an exercise price of $0.01, to purchase up to approximately 140.0 million shares of Common Stock in certain circumstances.  The fair value of the shares issues was determined to be $58,714 based on the closing price of $0.29 on closing on April 6, 2009.  The fair value of the Anti-Dilution Warrant was determined to be $22,948 based on certain assumptions regarding the estimated probability for the issuance of capital stock upon the exercise or conversion of each of (i) the Existing Contingent Equity, (ii) Future Contingent Equity or (iii) the ACN Warrant (See Note 2).  As a result we have determined that the value received by WGI exceeded the fair value we received by $74,463 as summarized below:

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

Since the WGI transaction is related to the ACN Master Purchase Agreement pursuant to which ACN has committed to purchase three hundred thousand videophones over a two-year period, with expected revenue of $60,000, and the consideration provided to WGI is considered to be an inducement to a vendor per the $74,463 in excess fair value is required to be offset as a reduction of revenues to the extent of cumulative probable future revenue from that customer. However, since the fair value exceeds the probable future revenues expected under the ACN Master Purchase Agreement by $14,463, accounting guidance requires the amount of the excess in fair value provided to a vendor over the probable future revenue ($14,463) to be taken as an immediate non-cash expense. The amount of the excess in fair value equal to probable future revenue of $60,000 has been recorded as a $9,600 current asset and $50,400 long-term deferred asset (presented as “Revenue incentive asset”) in the balance sheet at September 30, 2009, and will offset revenue as and when the revenue is realized.  In future periods should we determine that probable future revenue would be less than $60,000; we would record an immediate non cash expense for any probable revenue shortfall.

In addition, in connection with the Commercial Relationship entered into with ACN on April 6, 2009, the Company granted ACN the ACN Warrant.  The ACN Warrant will vest incrementally based on ACN’s purchases of videophones under the Commercial Relationship.  The Company will record a charge for the fair value of the portion of the warrant earned from the point in time when shipments of units are initiated to ACN through the vesting date. Final determination of fair value of the warrant occurs upon actual vesting. Accounting guidance requires that the fair value of the warrant be recorded as a reduction of revenue to the extent of probable cumulative revenue recorded from that customer.

Accordingly, the application of these accounting guidelines will require our reported revenue from the Commercial Relationship to be reduced to reflect both the fair value of the ACN Warrant and the excess fair value of the equity issued on the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement.

We believe that the accounting of the WGI and ACN transactions as noted above does not provide indicative  period to period trends in revenues (which we are focused on growing), expenses (which we are seeking to control and reduce) and profitability (which is a measure that helps facilitate necessary funding).   To appropriately review these measures and provide management more relevant  indications of our operating performance over time  management excludes the impact of the excess fair value and offsets in revenue recognition from its internal financial statements in evaluating its operating results. Accordingly we have excluded these impacts in the non GAAP reporting of these financial elements.  For management purposes we have adjusted the reported operating expenses for the three and  nine months ended September 30, 2009 by eliminating the non cash expense of $14,463 related to the excess in fair value provided to a customer over the probable future revenue. In addition, in a similar fashion, we have adjusted the Net Loss by eliminating the impact of the $14,463 from the Net loss thereby reducing this loss by the $14,463. This is demonstrated in the table below.

Non –GAAP Adjustments

For the Nine Months Ended September 30, 2009

Total Operating Expenses
As Reported	$20,684
Non GAAP Adjustment – Excess fair value transferred to WGI	(14,463)
Adjusted Non-GAAP Operating Expense	$6,221

Net Loss
As Reported	$(18,474)
Non GAAP Adjustment – Excess fair value transferred to WGI	14,463
Adjusted Non-GAAP Net Loss	$(4,011)

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

     In an effort to remediate the reported material weakness related to the lack of internal GAAP expertise to assist with the accounting and reporting of complex financial transactions, the Company undertook the following actions:

•
Contracted with outside consulting experts to evaluate the nature of the weakness and provide training and detailed recommendations so that the Company had a defined process and the capacity and capability to determine accounting treatment on complex financial transactions and for changes in the nature of transactions the Company is engaged in. The process included the review by financial management of all transactions to ensure that the proper application of generally accepted accounting principles in recording complex transactions were identified and whether these transactions required additional expertise.

•
Engaged ongoing services of a consulting firm with demonstrated expertise in advising clients on GAAP issues to assist with the identification and proper application of generally accepted accounting principles in recording complex transactions.

•
Established a Disclosure Committee consisting of executive management across all functional disciplines to review the effectiveness of the Company’s disclosure controls and procedures and identify any significant deficiencies in the design or operation of the Company’s internal controls and ensure that all relevant transactions are being recorded.  The Disclosure Committee helps identify that all transactions and commitments have been accounted for and ensures that new developments that could have complex accounting treatment implications are identified and analyzed on a timely basis.

•
Independent testing was performed to validate that the new internal controls were effective, including testing to ascertain that the new processes for identifying and analyzing complex transactions were in effect.

Based on testing performed, the Company concluded that it now has effective controls through the adoption of new processes and procedures to ensure timely and thorough research and evaluation of accounting and reporting of complex financial transactions

     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.  As a result of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, its disclosure controls and procedures were effective as the material weakness identified at December 31, 2008 was remediated.

Change in Internal Control over Financial Reporting.

As described in our evaluation of disclosure controls and procedures, the Company implemented new controls to add GAAP expertise and adopt new processes and procedures to ensure timely and thorough research and evaluation of accounting treatment for all complex transactions.  Part of the new processes and controls includes establishing a Disclosure Committee to help identify changes in the business or other activities that could impact accounting treatment and the engagement of consulting expertise to establish process and support proper application of generally accepted accounting principles in recording complex transactions.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Although from time to time we may be involved in litigation as a routine matter in conducting our business, we are not currently involved in any litigation which we believe is material to our operations or balance sheet. During the three months ended March 2008, we were involved in a dispute with Aequus Technologies.  We entered into an agreement with Aequus, effective March 31, 2008, that provided for the resolution of a dispute with Aequus regarding amounts we claimed were owed to us by Aequus including, (i) payment to us by Aequus of $5 million in scheduled payments over the ten months ending January 2009, (ii) agreement to arbitrate approximately $1.4 million that we claimed were owed to us by Aequus for NRE costs, and (iii) purchase of an additional $1.5 million of video phones by Aequus.  In October 2008, however, Aequus failed to pay us approximately $953 that we were owed for the purchase of video phones, and as a result we terminated our reseller agreement with Aequus.

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

On October 8, 2009, the Company entered into a letter agreement (the “Aequus Settlement Agreement”) with Aequus to settle all past due obligations owed by Aequus to to the Company.

Pursuant to the Aequus Settlement Agreement,

•
all prior agreements between Aequus and any of its subsidiaries and the Company, have been terminated, including the License, Maintenance and Update Service Agreement, dated March 31, 2008, the Revised and Restated Amendment and Master Contract, dated March 31, 2008, and the Master Agreement, dated March 31, 2008;

•
none of Aequus or the Company have any further liabilities or obligations under such prior agreements and each of Aequus and the Company provided a mutual release of all prior claims between the parties;

•
the Company provided Aequus a license to use certain of its intellectual property to support and operate video relay services and video remote interpreting services in the United States, Canada and Mexico solely with respect to video phones sold by the Company to Aequus and paid for in full by Aequus;

•
Aequus agreed to purchase and pay for 2,284 video phones, to the extent the Company has available inventory of such video phones, on a periodic basis through February 2011 pursuant to the terms of a reseller agreement with the Company, which restricts the reselling by Aequus of video phones to end users in the United States, Canada and Mexico that have speech and/or hearing impairment and whose ability to engage in telephonic communication requires access to and use of video relay services and video remote interpreting services; and

•
any default by Aequus of its obligations under the Aequus Settlement Agreement will result in Aequus being required to pay all of its financial obligations being released under the Aequus Settlement Agreement less any amounts paid by Aequus under the Aequus Settlement Agreement.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 23, 2009, the Company amended the exercise price and other provisions of certain Series A Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued June 23, 2004 and certain Series B Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued June 23, 2004 (collectively, the “2004 Warrants”), representing rights to purchase, in the aggregate, 8,771,954 shares of Common Stock and that would have expired on June 23, 2009.  The exercise price of the 2004 Warrants was amended to $0.25 per share of Common Stock and the expiration date of the 2004 Warrants was amended to August 7, 2009.

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

As of September 30, 2009, all of the 2004 Warrants and the 2005 Warrants were exercised (including a significant number of 2004 Warrants held by an affiliate of Antonio Tomasello), resulting in the Company receiving $2,321 in gross aggregate cash proceeds ($2,282 net proceeds).  During the quarter ended September 30, 2009 the remaining outstanding 2004 Warrants were exercised resulting in the Company issuing 5,605,287 shares of Common Stock and in return the Company received $1,401 in cash proceeds.  The Company incurred $39 of fees pursuant to the transfer of the 2004 Warrants and 2005 Warrants from the original warrant holders that were not interested in exercising the warrants to new warrant holders. As of September 30, 2009, all Series A Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued June 23, 2004 and certain Series B Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued June 23, 2004 had either expired or been exercised.  As of September 30, 2009, 879,359 of the Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued August 3, 2005 remain outstanding.

On July 15, 2009, the Company amended the exercise price of the Warrant to Purchase Common Stock of WorldGate Communications, Inc., dated September 24, 2007 (the “2007 Warrant”), representing rights to purchase 2,564,102 shares of Common Stock, held by Antonio Tomasello and that expire on September 23, 2012.

The exercise price of the 2007 Warrant was amended from $0.49 per share to (a) $0.25 per share of Common Stock if the 2007 Warrant is exercised in full prior to September 15, 2009, (b) $0.31 per share of Common Stock if the 2007 Warrant is exercised in full on or after September 15, 2009 but prior to November 15, 2009, or (c) $0.39 per share of Common Stock if the 2007 Warrant is exercised in full on or after November 15, 2009 or is exercised in part at any time. All of the 2007 Warrant was exercised on September 8, 2009 resulting in the issuance of 2,564,102 and the Company receiving $641 in gross aggregate cash proceeds.

On July 8, 2009, the Company entered into a letter agreement with Mototech, Inc. (“Mototech”) to settle all past due obligations owed by the Company to Mototech.  Mototech had performed various services for the Company, including manufacturing and engineering development, through various historical transactions, which resulted in a claim by Mototech for approximately $1,400 in unpaid fees and expenses from the Company.  Among other things, pursuant to the letter agreement,

•
the Company issued to Mototech 3,200,000 unregistered shares of Common Stock, subject to the following conditions: (a) no such shares can be sold prior to the date that is 9 months after the issuance of such shares and (b) when such shares are permitted to be sold, no more than 25,000 of such shares may be sold in any single day; and

•
the Company issued to Mototech an unregistered warrant to purchase 1,000,000 shares of Common Stock (the “Mototech Warrant”) with the following terms: (a) exercise price of $0.35 per share; (b) immediate vesting of the entire warrant; and (c) expiration date of the earlier of (i) July 8, 2014, (ii) a change of control of the Company or (iii) the twentieth (20th) day following the Company’s delivery of notice to Mototech of the occurrence of a period of ten (10) consecutive trading days during which the quoted bid price of the Common Stock has been greater than a price equal to one hundred fifty percent (150%) of the exercise price of the warrant.  These warrants were assigned to Mr. K.Y. Chou and were exercised on October 2, 2009 resulting in the Company issuing 1,000,000 shares and the Company receiving $350 in gross proceeds ($344 net proceeds.

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

4.1	Form of Warrant, issued July 8, 2009, by the Company to Mototech, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 10, 2009)
4.2	Form of Amendment No. 1 to Warrant Agreement with respect to the 2007 Warrant (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed July 20, 2009)
10.1	Letter Agreement, dated July 8, 2009, between the Company and Mototech, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 10, 2009)
10.2	Offer Letter, dated July 31, 2009, to George E. Daddis Jr. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 4, 2009)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Dated: November 16, 2009	/s/ George E. Daddis Jr.
George E. Daddis Jr.
Chief Executive Officer
(Principal Executive Officer)

Dated: November 16, 2009	/s/ Joel Boyarski
Joel Boyarski
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)