Form 10-Q/A
period 2009-06-30
WORLDGATE COMMUNICATIONS INC
filed 2010-03-31
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).                                                                                          Yes ☐                 No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 24, 2010
Common Stock, $0.01 par value per share	338,627,636 shares

EXPLANATORY NOTE

WorldGate Communications, Inc. (the “Company”) is filing this Amendment No.1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2009 (the “Original Filing”). The purpose of this Amendment is to amend and restate Part I, Item 1and Part I, Item 2, which set forth the accounting for the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, dated December 12, 2008 (“Securities Purchase Agreement”), between WGI Investor LLC (“WGI”) and the Company and for the Commercial Relationship with ACN Digital Phone Service, LLC (“ACN”).

On March 29, 2010, the Board of Directors of the Company determined that the Company’s quarterly financial statements for the fiscal quarters ended June 30, 2009 and September 30, 2009 should no longer be relied upon.  After reviewing comments from the SEC, the issues raised in management’s discussions with the staff of the SEC, the literature cited by the SEC, and the documentation relating to certain transactions with WGI and ACN described below, the Company has determined that it should revise its original accounting for the following transactions:  (1) the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, including the issuance to WGI of an aggregate of 202,462,155 shares of the Company’s common stock and the issuance to WGI of a warrant to purchase up to approximately 140.0 million shares of Company’s common stock in certain circumstances and (2) the Master Purchase Agreement pursuant to which ACN committed to purchase from the Company 300,000 video phones over a two-year period.  Related to these transactions, the Company also reviewed, but did not revise, its original accounting for the following transactions: (a) the payment by ACN to the Company of $1,200,000 to fund certain software development costs and (b) the issuance to ACN of a warrant to purchase up to 38,219,897 shares of the Company’s common stock at an exercise price of $0.0425 per share, which vests incrementally based on ACN’s purchases of video phones.

The Company had previously determined that the value received by WGI pursuant to the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement exceeded the fair value received by the Company by approximately $74,463,000 and the Company initially accounted for $60,000,000 of such excess in fair value as a deferred revenue incentive asset and the balance of such excess in fair value as a $14,463,000 expense.  The Company has now determined that the value received by WGI in connection with the closing of such transactions should be reflected as an equity transaction valued at approximately $7,199,000 (which is the sum of the fair value of the consideration given by WGI to the Company in exchange for the securities issued by the Company to WGI).  As a result, the three and six months ended June 30, 2009 are being restated to reflect the reversal of the entries originally recorded for this excess in fair value, including (a) the reversal of an expense of approximately $14,463,000, (b) the reversal of the recording of a deferred revenue incentive asset of $60,000,000 and (c) the reversal of a credit originally recorded to the additional paid in capital account on the Company’s consolidated balance sheet.

In addition, the deferred revenue incentive asset of $60,000,000 would have offset $60,000,000 of future revenue from ACN pursuant to the Master Purchase Agreement.  As a result of the revision described above, there will be no deferred revenue incentive asset of $60,000,000 and therefore no offset of such amounts against future revenue from ACN pursuant to the Master Purchase Agreement.  Any future revenue from ACN pursuant to the Master Purchase Agreement will be recognized as revenue consistent with applicable general accepted accounting principles, including an offset to such revenue related to the issuance to ACN of a warrant to purchase up to 38,219,897 shares of the Company’s common stock as such warrant becomes exercisable pursuant to its terms.

Accordingly, changes have been made to the applicable line items associated with expense, net loss, net loss per common share, deferred revenue incentive asset, additional paid in capital and retained earnings/(accumulated deficit). The impact of the restatements will have the primary effects of (1) reducing the Company’s reported net loss for the three month period ended June 30, 2009 from approximately $18,802,000 to approximately $4,339,000 and (2) reducing the Company’s reported assets by $60,000,000 with a corresponding reduction to the Company's stockholders’ equity.

Consistent with the Company’s prior analysis, the Company will continue to treat the payment by ACN to the Company of $1,200,000 to fund certain software development costs as deferred revenue which will be recognized upon completion of the development of the Company’s next generation video phone.

In addition, this Amendment No. 1 on Form 10-Q/A also includes the Agreement of Lease, dated April 2, 2009, between 3190 Tremont LLC and WorldGate Service, Inc. regarding our lease of office space at 3190 Tremont Avenue, Trevose, PA 19053.

Except as described above, no additions or modifications have been made to this Amendment No.1 to reflect facts or events occurring subsequent to the date of the Original Filing or the Amended Filing. Information not affected by the restatement is unchanged and reflects the disclosures at the time of the Original Filing.  Therefore, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the Original Filing.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE THREE MONTHS ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands, Except Share Amounts)

	June 30, 2009	December 31, 2008 *
	(Unaudited &Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,209	$429
Trade accounts receivables, less allowance for doubtful accounts of $157 at June 30, 2009 and $0 at December 31, 2008	918	1,019
Other receivables	1	1
Inventory, net	1,048	1,176
Prepaid and other current assets	282	160
Total current assets	3,458	2,785
Property and equipment, net	869	234
Deposits and other assets	0	66

Total assets	$4,327	$3,085
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities :
Accounts payable	$2,311	$1,750
Accrued expenses	657	1,420
Accrued compensation and benefits	91	173
Accrued severance	690	0
Detachable warrants	413	4,360
Warranty reserve	18	17
Deferred revenues and income	2,201	1,762
Notes Payable	96	0
Convertible debentures payable (net of unamortized discount of $0 at June 30, 2009 and $2,287 at December 31, 2008	0	1,793
Total current liabilities	6,477	11,275
Commitments and contingencies
Stockholders’ deficiency:
Preferred Stock, $.01 par value, 13,492,450 shares authorized; 0 shares issued at June 30, 2009 and December 31, 2008	0	0
Common Stock, $.01 par value; 700,000,000 and 200,000,000 shares authorized at June 30, 2009 and December 31, 2008, respectively; and 325,048,500 shares issued and outstanding at June 30,2009 and 118,906,345 at December 31, 2008..	3,251	1,189
Additional paid-in capital	266,082	261,478
Accumulated deficit	(271,483)	(270,857)
Total stockholders’ deficiency	(2,150)	(8,190)
Total liabilities and stockholders’ deficiency	$4,327	$3,085

* Condensed from audited financial statement

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars In Thousands, Except Share And Per Share Amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2009 Restated	2008	2009 Restated	2008
Net revenues:
Product revenues	$16	$812	$365	$831
Service revenues	89	164	182	259
Other revenues	38	279	833	279
Total net revenues	143	1,255	1,380	1,369
Cost of revenues	5	837	919	875
Gross margin	138	418	461	494
Engineering and development (excluding depreciation and amortization amounts of $65 and $43 for the three months ended June 30, 2009 and 2008, respectively, and $90 and $93 for the six months ended June 30, 2009 and 2008, respectively)	763	498	1,405	1,075
Sales and marketing (excluding depreciation and amortization amounts of $9 and $13 for the three months ended June 30, 2009 and 2008, respectively, and $17 and $28 for the six months ended June 30, 2009 and 2008, respectively).	67	140	105	359
General and administrative (excluding depreciation and amortization amounts of $6 and $25 for the three months ended June 30, 2009 and 2008, respectively, and $12 and $59 for the six months ended June 30, 2009 and 2008, respectively)	1,576	978	2,441	1,877
Depreciation and amortization	80	81	119	180
Total expenses from operations	2,486	1,697	4,070	3,491
Loss from operations	(2,348)	(1,279)	(3,609)	(2,997)
Other Income (expense)
Interest and other income	0	4	8	10
Change in fair value of derivative warrants and conversion options	284	(1,674)	4,209	(1,807)
Income from service fee contract termination	0	1,056	348	1,056
Amortization of debt discount	(2,235)	(707)	(2,918)	(926)
Loss on equipment disposal	0	(295)	0	(295)
Interest and other expense	(40)	(99)	(113)	(186)
Total other (expense) income, net	(1,991)	(1,715)	1,534	(2,148)
Net loss	$(4,339)	$(2,994)	$(2,075)	$(5,145)
Net loss per common share:
Basic and Fully Diluted	$(0.01)	$(0.05)	$(0.01)	$(0.09)
Weighted average common shares outstanding:
Basic and Fully Diluted	308,784,420	58,740,660	214,369,909	57,844,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in Thousands)

	Six Months ended June 30,
	2009 Restated	2008

Cash flows from operating activities:
Net loss	$(2,075)	$(5,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119	180
Amortization of debt discount	2,918	926
Bad debt expense	157	0
Change in fair value of derivative warrants and conversion options	(4,209)	1,807
Loss on disposal of fixed assets	1	295
Inventory reserve	600	0
Non-cash stock based compensation	290	251
Changes in operating assets and liabilities:
Trade accounts receivable	(56)	75
Other receivables	1	603
Inventory	(472)	351
Prepaid and other current assets	(122)	(108)
Deposits and other assets	66	55
Accounts payable	60	529
Accrued expenses and other current liabilities	283	(732)
Accrued severance	690	0
Accrued compensation and benefits	(82)	67
Warranty reserve	1	(21)
Deferred revenues and other income	439	213
Net cash used in operating activities	(1,391)	(654)
Cash flows used in investing activities:
Capital expenditures	(256)	0
Proceeds from the sale of fixed assets	0	4
Net cash (used in) provided by investing activities	(256)	4
Cash flows from financing activities:
Proceeds from issuance of common stock	1,581	1
Proceeds from the issuance of notes	846	0
Net cash provided by financing activities	2,427	1
Net increase (decrease) in cash and cash equivalents	780	(649)
Cash and cash equivalents, beginning of period	429	1,081
Cash and cash equivalents, end of period	$1,209	$432
Non-cash investing and financing activities:
Cumulative effect on a change in accounting principle on (See Note 7):
Detachable warrants	$885	$0
Additional Paid in Capital	(1,751)	0
Accumulated deficit	1,449	0
Conversion of convertible debenture to common stock	0	648
Common stock issued in payment of convertible debentures	4,080	0
Common stock issued in payment of accrued interest	1,046	0
Common stock issued in payment of warrant derivative	623	0
Common stock issued in payment of notes	750	0

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

The Company has restated its financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 to reclassify the excess in fair value related to the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, dated December 12, 2008 (“Securities Purchase Agreement”), between WGI Investor LLC (“WGI”) and the Company, and for the Commercial Relationship with ACN Digital Phone Service, LLC (“ACN”). The Company initially determined that the value received by WGI exceeded the fair value received by the Company by approximately $74,463 and initially accounted for $60,000 of the total excess in fair value of the transaction as a deferred revenue asset and the balance of excess in fair value as a $14,463 expense.  The Company has now determined that while WGI and ACN share common ownership they are not deemed to be entities under common control as defined solely in Emerging Issue Task Force (“EITF”) No. 02-5.

As such, the WGI transaction should be reflected as an equity transaction valued at approximately $7,199 (which is the sum of the fair value of the consideration given by WGI to the Company in exchange for the securities issued by the Company to WGI).  As a result, the three and six months ended June 30, 2009 are being restated to reflect the reversal of the entries originally recorded for this excess in fair value, including the reversal of a expense of approximately $14,463, the reversal of the recording of a deferred revenue asset of $60,000 and the reversal of a credit originally recorded to the additional paid in capital account on the Company’s balance sheet.

Accordingly, changes have been made to the applicable line items associated with expense, net loss, net loss per common share, deferred revenue incentive asset, additional paid in capital and retained earnings. The deferred revenue incentive asset would have offset $60,000 of future revenue from ACN pursuant to the Master Purchase Agreement.  As a result of this restatement, there will be no deferred revenue asset of $60,000,000 and therefore no offset of such amounts against future revenue from ACN pursuant to the Master Purchase Agreement.  Any future revenue from ACN pursuant to the Master Purchase Agreement will be recognized as revenue consistent with applicable general accepted accounting principles, including an offset to such revenue related to the issuance to ACN of a warrant to purchase up to 38,219,897 shares of the Company’s common stock as such warrant becomes exercisable pursuant to its terms.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	As of June 30, 2009
Consolidated Balance Sheet	As previously reported	As restated

Revenue incentive asset – current portion	$4,200	$0
Total current assets	7,658	3,458
Revenue incentive asset – long term portion	55,800	0
Total Assets	64,327	4,327
Accumulated deficit	(285,946)	(271,483)
Total stockholders’ equity (deficiency)	57,850	(2,150)
Total liabilities and stockholders equity	64,327	4,327

	For the three Months ended June 30, 2009
Consolidated Statement of Operations	As previously reported	As restated

Excess fair value transferred to WGI	$14,463	$0
Total expenses from operations	16,949)))	2,486)
Net loss from operations	(16,811)	(2,348)
Net loss	(18,802)	(4,339)

Net loss per common share:
Basic and diluted	(0.06)	(0.01)

	For the six Months ended June 30, 2009
Consolidated Statement of Operations	As previously reported	As restated

Excess fair value transferred to WGI	14,463	0
Total expenses from operations	18,533	4,070
Net loss from operations	(18,072)	(3,609)
Net loss	(16,538)	(2,075)

Net loss per common share:
Basic and diluted	(0.08)	(0.01)

3.	Liquidity and Going Concern Considerations.

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

Net Losses and Impact on Operations. The Company has incurred recurring net losses and has an accumulated deficit of $271,483, stockholders’ deficiency of $2,150 and a working capital deficit of $3,019 as of June 30, 2009. During 2007 the Company experienced severe cash shortfalls, deferred payment of some of its operating expenses, and elected to shut down its operations for a period of time during the first quarter of 2008. Further curtailments of its operations may be necessary in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern as of June 30, 2009. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Anti-Dilution Warrant entitles WGI to purchase up to 140.0 million shares of Common Stock at an exercise price of $0.01 per share to the extent the Company issues any capital stock upon the exercise or conversion of (i) any warrants, options and other purchase rights that were outstanding as of April 6, 2009 (“Existing Contingent Equity”), (ii) up to 19.7 million shares underlying future options, warrants or other purchase rights issued by the Company after April 6, 2009 (“Future Contingent Equity”), or (iii) the ACN Warrant described below.  The Anti-Dilution Warrant is designed to ensure that WGI may maintain 63% of the issued and outstanding shares of the Company’s capital stock in the event that any of the Company’s capital stock is issued in respect to the Existing Contingent Equity, the Future Contingent Equity or the ACN Warrant as defined below.  The term of the Anti-Dilution Warrant is ten years from the date of issuance, and the shares subject to the Anti-Dilution Warrant will be decreased proportionally upon the expiration of Existing Contingent Equity, Future Contingent Equity and the ACN Warrant.  WGI is a private investment fund whose ownership includes owners of ACN Inc., a direct seller of telecommunications services and a distributor of video phones. ACN, Inc. is the parent company of ACN Digital Phone Service LLC.  Concurrently with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the Company entered into a commercial relationship with ACN pursuant to which the Company will design and sell video phones to ACN (the “Commercial Relationship”).  As part of the Commercial Relationship, the Company entered into two agreements, a Master Purchase Agreement pursuant to which ACN has committed to purchase three hundred thousand videophones over a two-year period and a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN has committed to provide the Company with $1,200 to fund certain software development costs.   During the quarter ended June 30, 2009, the Company received the $1,200 for software development costs from ACN.  In connection with the Commercial Relationship, the Company granted ACN a warrant to purchase up to approximately 38.2 million shares of its Common Stock at an exercise price of $0.0425 per share (the “ACN Warrant”).  The ACN Warrant will vest incrementally based on ACN’s purchases of video phones under the Commercial Relationship.

ACN, Inc. is the parent company of ACN Digital Phone Service LLC. WGI is a private investment fund whose ownership includes owners of ACN, a direct seller of telecommunications services and a distributor of video phones. Concurrently with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the Company entered into a commercial relationship with ACN pursuant to which the Company will design and sell video phones to ACN (the “Commercial Relationship”). As part of the Commercial Relationship, the Company entered into two agreements, a Master Purchase Agreement pursuant to which ACN has committed to purchase three hundred thousand videophones over a two-year period and a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN has committed to provide the Company with $1,200 to fund certain software development costs. During the quarter ended June 30, 2009, the Company received the $1,200 for software development costs from ACN. In connection with the Commercial Relationship, the Company granted ACN a warrant to purchase up to approximately 38.2 million shares of its Common Stock at an exercise price of $0.0425 per share (the “ACN Warrant”). The ACN Warrant will vest incrementally based on ACN’s purchases of video phones under the Commercial Relationship.

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

As discussed in Note 3, the Company completed a transaction with WGI on April 6, 2009 in which the convertible debentures described below were cancelled.

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

The Company accounts for certain warrants, including the warrants issued as part of the June 2004 private placement of preferred stock and the warrants issued as part of the August and October 2006 private placement of convertible debentures, as a derivative liability using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The August and October 2006 warrants were cancelled as part of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement (See Note 3). The Company recognized a total non-cash gain of $284 and $4,209, respectively, for the three and six months ended June 30, 2009 and a non-cash expense of $1,674 and $1,807, respectively, for the three and six months ended June 30, 2008, for these derivative warrants, based on the following criteria, each of which impact on the fair value of the derivative, using the Black-Scholes valuation model:

	June 2004 Private Placement Warrants
Criteria	June 30, 2009	June 30, 2008
Closing Common Stock price	$0.32	$0.19
Applicable volatility rates	86%	192%
Risk-free interest rates	0.17%	2.36%
Contractual life of instrument	0.10 years	1.00 years

The following table summarizes the derivative instruments (warrants) liability for the three and six months ended June 30, 2009 (See Note 7):

	June 2004 Private Placement	August and October 2006 Private Placement	Total
Outstanding, December 31, 2008	$4,360	$0	$4,360
Cumulative effect of the change in accounting principal, January 1, 2009 (See Note 7)	0	885	885
Net cash gain in fair value:
Three months ended March 31, 2009	(3,665)	(260)	(3,925)
Three months ended June 30, 2009	(282)	(2)	(284)
Total six months ended June 30, 2009	(3,947)	(262)	(4,209)
Cancellation of Warrants April 6, 2009	0	(623)	(623)
Outstanding, June 30, 2009	$413	$0)	$413

9.	Accounting for the WGI / ACN transaction

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

On April 6, 2009, the Company completed a private placement of securities to WGI pursuant to the terms of the Securities Purchase Agreement.  In connection with the transaction, the Company was issued the following elements of value: (i) cash consideration of $1,450, (ii) the cancellation of convertible debentures held by WGI under which $4,080 in principal and $1,046 in accrued interest was cancelled and (iii) the cancellation of certain outstanding warrants held by WGI with a fair value of $623.

The total fair value of these elements received by the Company was determined by the Company to be approximately $7,199.  In connection with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, WGI received (i) 202,462,155 shares of Common Stock and (ii) a ten year Anti-Dilution Warrant, with an exercise price of $0.01, to purchase up to approximately 140.0 million shares of Common Stock in certain circumstances.  The Company determined that the most relevant and clearly determinable fair value of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement is equivalent to the consideration given by WGI to the Company rather than the fair value of the 202,462,155 shares of Common Stock and Anti-Dilution Warrant issued to WGI in such transactions based principally upon the closing stock price.

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

10.	Fair Value of Financial Instruments.

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

The future minimum contractual rental commitments under non-cancelable leases for each of the fiscal years ending December 31 are as follows:

2009 (July 1 to December 31,2009)	$6
2010	11
2011	11
2012	11
Total	$39

12	Net Loss per Share (Basic and Diluted).

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

	For the three months ended June 30,
	2009 Restated	2008
Numerator for diluted EPS calculation:
Net loss	$(4,339)	$(2,994)

Denominator for diluted EPS calculation:
Basic and Fully Diluted weighted average common shares outstanding	308,784,420	58,740,660

Basic and Fully Diluted EPS*	$(0.01)	$(0.05)

	For the six months ended June 30,
	2009 Restated	2008
Numerator for diluted EPS calculation:
Net loss	$(2,075)	$(5,145)

Denominator for diluted EPS calculation:
Basic and Fully Dilutive weighted average common shares outstanding	214,369,907	57,844,501

Basic and Fully Dilutive EPS*	$(0.01)	$(0.09)

* The Company had net losses during the three and six month periods ended June 30, 2009 and 2008 and as such the basic and fully diluted earnings per share calculations use the same share amounts in determining the earning per share value (adding the fully dilutive shares to the denominator would be antidilutive to the calculations).

Potential common shares excluded from net loss per share for the three and six months ended June 30, 2009, were 200,705,382 and 71,477,947 for the three and six months ended June 30, 2008 because their effect would be anti-dilutive. Potential common shares comprise shares of Common Stock issuable upon the exercise of stock options, unvested restricted stock and warrants, and upon the conversion of convertible debentures irrespective of whether such securities are in the money.

13.	Warrants.

A summary of the Company’s warrant activity for the three months ended June 30, 2009 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, April 1, 2009	20,035,811	$0.94	1.02
Granted
WGI Anti-Dilution Warrant	140,009,750	0.01
ACN Warrant	38,219,897	0.0425
Total Granted	178,229,647	0.02
Expired/cancelled	(6,944,563)	(1.06)
Exercised	(3,680,000)	(0.25)
Outstanding, June 30, 2009	187,640,895	$0.06	9.33

Exercisable, June 30, 2009	9,411,248

14.	Stockholders’ Equity (Deficiency).

The following summarizes the transactions in stockholders’ equity (deficiency) from January 1, 2009 through June 30, 2009:

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance as of January 1, 2009	$1,189	$261,478	$(270,857)	$(8,190)
Cumulative effect of a change in accounting principle	0	(1,751)	1,449	(302)
Balance as of January 1, 2009	1,189	259,727	(269,408)	(8,492)
Non-cash stock based compensation		290		290
Issuance of Common Stock upon exercise of warrants	37	844		881
April 6, 2009 Issuance of Common Stock and Anti-Dilution Warrant	2,025	(1,325)		700
April 6, 2009 Cancellation of convertible debt and accrued interest		5,923		5,923
April 6, 2009 Cancellation of the derivative warrants		623		623
Net loss for the six months ended June 30, 2009	0	0	(2,075)	(2,075)
Balance as of June 30, 2009	$3,251	$266,082	$(271,483)	$(2,150)

15.	Revenue Recognition.

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

16.	Risks and uncertainties.

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

19.	Subsequent Events

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

As part of closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement (See note 3), the Company issued to WGI a warrant to purchase up to 140.0 million shares of Common Stock (the “Anti-Dilution Warrant”), at an exercise price of $0.01 per share under certain circumstances, including if the Company issues any capital stock upon the exercise or conversion of up to 19.7 million shares underlying options, warrants or other purchase rights issued by the Company after April 6, 2009 (“Future Contingent Equity”). Any shares of Common Stock issued in connection with any exercise of the Mototech Warrant would result in shares becoming exercisable under the Anti-Dilution Warrant equaling 1.7027027 multiplied by the number of shares of Common Stock issued in connection with any exercise of the Mototech Warrant.

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

General

We are currently in the process of transforming the Company from a manufacturer of high quality consumer video phones, into a service operating company that also provides “turn-key” digital video phone services (meaning a complete, ready-to-use digital video phone services solution) directly to end using customers. Inherent in this strategy is a monthly recurring revenue stream that would be based on the particular services provided by us to each company we partner with. Also key to this strategy is that it enables many non-traditional companies and organizations who have a very broad distribution reach, but do not have an infrastructure to provide telephone and video services, to provide their distribution networks with a video phone service solution. We are currently in the process of developing a new video phone needed for the transition to a digital video phone service and will make the video phone available to ACN as well as to all of our customers. The first prototypes are expected be available in the fourth quarter of 2009 with customer availability expected in the second quarter of 2010.

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

WGI is a private investment fund whose ownership includes owners of ACN Inc., which is the parent company of ACN Digital Phone Service, LLC (“ACN”).  ACN, Inc., is a direct seller of telecommunications services and a distributor of video phones.  Concurrently with the closing of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, we entered into a commercial relationship with ACN pursuant to which we will design and sell video phones to ACN (the “Commercial Relationship”).  As part of the Commercial Relationship, we entered into two agreements, a Master Purchase Agreement pursuant to which ACN has committed to purchase three hundred thousand videophones over a two-year period and a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN committed and paid $1,200 to fund certain software development costs.  In connection with the Commercial Relationship, we granted ACN a warrant to purchase up to approximately 38.2 million shares of our Common Stock at an exercise price of $0.0425 per share (the “ACN Warrant”).  The ACN Warrant will vest incrementally based on ACN’s purchases of video phones under the Commercial Relationship.

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

Gross Margin. For the three months ended June 30, 2009 compared with the three months ended June 30, 2008, the decrease in gross margin primarily reflects the reduction of product revenues and the decrease in engineering services, partially offset by the result of an improved product mix to higher margin service and engineering service revenues. For the six months ended June 30, 2009 compared with the six months ended June 30, 2008, gross margin was reduced by $600 relating to the establishment of an inventory reserve for certain excess and obsolete inventory. Before this adjustment, gross margin for the six months ended June 30, 2009 was $1,061, or 77%, compared to $494, or 36%, for the same period in 2008. This improvement in gross margin was primarily the result of the increase in revenue from the non-recurring engineering , training and service center usage revenues recognized from our agreement with Aequus, with the respective costs of these increased revenues having been previously incurred and recorded in 2008 (See Note 15 of the accompanying financial statements), engineering services provided to ACN for software development (See Note 15 of the accompanying financial statements), and increased selling prices and lower unit costs of the product shipped during the six months ended June 30, 2009 compared to the same period in 2008.

Expenses From Operations.

	For the three months ended June 30,				For the six months ended June 30,
	2009 Restated	2008	Change		2009 Restated	2008	Change
Engineering and development	$763	$498	$265	53%	$1,405	$1,075	$330	31%
Sales and marketing	$67	$140	$(73)	(52)%	$105	$359	$(254)	(71)%
General and administrative	$1,576	$978	$598	61%	$2,441	$1,877	$564	30%
Depreciation and amortization	$80	$81	$(1)	(1)%	$119	$180	$(61)	(34)%

Engineering and Development. Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of our video phone product. For the three and six months ended June 30, 2009 compared with the three and six months ended June 30, 2008, the increase in engineering and development expenses primarily reflects that in 2008 certain direct engineering development costs charged to cost of revenues that were related to revenues reported for NRE services performed for Aequus during the three and six months ended June 30, 2008 for non recurring engineering services, support and transition training and service center usage provided to Aequus under the March 31, 2008 agreement .

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

Change in fair value of derivative warrants and conversion options. The fair value adjustments of our derivative warrants and conversion options issued in our June 2004 private placement of our Series A Convertible Preferred Stock and Warrants and our August 11, 2006 and October 13, 2006 private placements of secured convertible debentures and warrants are primarily a result of changes in our common stock price during each reporting period and anti-dilution provisions that increased the number of outstanding warrants and reduced the warrant exercise price as of June 30, 2008 (See Note 8 of the accompanying financial statements).

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

Interest and Other Expense. The reduction in interest expense for the three and six months ended June 30, 2009, when compared to the same periods in 2008, primarily consisted of the elimination in 2009 of accrued interest ($1,046) on the secured convertible debentures issued in the August 11, 2006 and October 13, 2006 private placements upon the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement (See Note 3 of the accompanying financial statements).

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

Cash Provided by Financing Activities. Cash provided by financing activities during the three and six months ended June 30, 2009 was $1,647 and $2,427, respectively. Cash provided by financing activities during the three and six months ended June 30, 2008 was $0 and $1, respectively. During the three months ended June 30, 2009, we received cash of $1,450 from stock issuances and $881 from the exercise of warrants (See Note 3 of the accompanying financial statements).

Operations and Liquidity.

We have incurred recurring net losses and have an accumulated deficit of $271,483, stockholder’s deficency of $2,150 and a working capital deficit of $3,019 as of June 30, 2009. We have also experienced severe cash shortfalls, deferred payment of some of our operating expenses, and shut down operations for a period of time in early 2008 to conserve our cash. At least in the short term we do not expect to generate sufficient cash from operations and will likely need to secure additional cash financing and to increase product sales. No assurances can be given that we will be able to obtain the necessary cash for us to continue as a going concern. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following is a list of exhibits filed as part of this report on Form 10-Q/A.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically.

4.1	Warrant, dated April 6, 2009, issued to ACN Digital Phone Service, LLC*

4.2	Warrant, dated April 6, 2009, issued to WGI Investor LLC*

4.3	Form of Amendment No. 1 to Warrant and Exercise Agreement with respect to the 2004 Warrants (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 26, 2009)

4.4	Form of Amendment No. 1 to Warrant with respect to the 2004 Warrants (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 26, 2009)

4.5	Form of Amendment No. 1 to Warrant and Exercise Agreement with respect to the 2005 Warrants (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed June 26, 2009)

10.1	Employment Agreement, dated April 6, 2009, between WorldGate Service, Inc. and Joel Boyarski*

10.2	Employment Agreement, dated April 6, 2009, between WorldGate Service, Inc. and Harold Krisbergh*

10.3	Employment Agreement, dated April 6, 2009, between WorldGate Service, Inc. and Randall J. Gort*

10.4	Employment Agreement, dated April 6, 2009, between WorldGate Service, Inc. and James McLoughlin*

10.5	Resignation Letter, dated as of April 8, 2009, from Harold Krisbergh to WorldGate Communications, Inc. *

10.6	Resignation Letter, dated as of April 8, 2009, from Randall J. Gort to WorldGate Communications, Inc.*

10.7	Resignation Letter, dated as of May 15, 2009, from James McLoughlin to WorldGate Communications, Inc.*

10.8	ACN Consumer Communications Equipment Master Purchase Agreement, dated as of April 6, 2009, between ACN Digital Phone Service, LLC and Ojo Video Phones LLC*

10.9	Software Development and Integration and Manufacturing Assistance Agreement, dated as of April 6, 2009, between ACN Digital Phone Service, LLC and Ojo Video Phones LLC*

10.10	Registration Rights and Governance Agreement, dated as of April 6, 2009, by and among WorldGate Communications, Inc., WGI Investor LLC, and ACN Digital Phone Service, LLC*

10.11	Amendment No.1 to the WorldGate Communications, Inc. 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 28, 2009)

10.12	Form A of the Non-Qualified Stock Option Grant (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 28, 2009)

10.13	Form B of the Non-Qualified Stock Option Grant (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed May 28, 2009)

10.14	Lease Amendment, dated April 2, 2009, between WorldGate Service, Inc. and 3190 Tremont LLC*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Dated: March 31, 2010	/s/ George E. Daddis Jr.
George E. Daddis Jr.
Chief Executive Officer
(Principal Executive Officer)

Dated: March 31, 2010	/s/ Joel Boyarski
Joel Boyarski
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)