Form 10-Q/A
period 2009-09-30
WORLDGATE COMMUNICATIONS INC
filed 2010-03-31
CIK 1030058

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐                                           No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 24, 2010
Common Stock, $0.01 par value per share	338,627,6361 shares

EXPLANATORY NOTE

WorldGate Communications, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q as of and for the nine months ended September 30, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2009 (the “Original Filing”). The purpose of this Amendment is to amend and restate Part I, Item 1and Part I, Item 2, which set forth the accounting for the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, dated December 12, 2008 (“Securities Purchase Agreement”), between WGI Investor LLC (“WGI”) and the Company and for the Commercial Relationship with ACN Digital Phone Service, LLC (“ACN”).

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

The Company had previously determined that the value received by WGI pursuant to the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement exceeded the fair value received by the Company by approximately $74,463,000 and the Company initially accounted for $60,000,000 of such excess in fair value as a deferred revenue incentive asset and the balance of such excess in fair value as a $14,463,000 expense.  The Company has now determined that the value received by WGI in connection with the closing of such transactions should be reflected as an equity transaction valued at approximately $7,199,000 (which is the sum of the fair value of the consideration given by WGI to the Company in exchange for the securities issued by the Company to WGI). As a result, the nine months ended September 30, 2009 is being restated to reflect the Company’s concurrent Amendment on Form 10-Q/A to amend its Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2009, which reflected the reversal of the entries originally recorded for this excess in fair value, including (a) the reversal of an expense of approximately $14,463,000, (b) the reversal of the recording of a deferred revenue incentive asset of $60,000,000 and (c) the reversal of a credit originally recorded to the additional paid in capital account on the Company’s consolidated balance sheet.

In addition, the deferred revenue incentive asset of $60,000,000 would have offset $60,000,000 of future revenue from ACN pursuant to the Master Purchase Agreement.  As a result of the revisions described above there will be no deferred revenue incentive asset of $60,000,000 and therefore no offset of such amounts against future revenue from ACN pursuant to the Master Purchase Agreement.  Any future revenue from ACN pursuant to the Master Purchase Agreement will be recognized as revenue consistent with applicable general accepted accounting principles, including an offset to such revenue related to the issuance to ACN of a warrant to purchase up to 38,219,897 shares of the Company’s common stock as such warrant becomes exercisable pursuant to its terms.

Accordingly, changes have been made to the applicable line items associated with expense, net loss, net loss per common share, deferred revenue incentive asset, additional paid in capital and retained earnings/(accumulated deficit). The impact of the restatements will have the primary effects of (1) reducing the Company’s reported net loss for the nine month period ended September 30, 2009 from approximately $18,474,000 to approximately $4,011,000 and (2) reducing the Company’s reported assets by $60,000,000 with a corresponding reduction to the Company's stockholders’ equity.

Consistent with the Company’s prior analysis, the Company will continue to treat the payment by ACN to the Company of $1,200,000 to fund certain software development costs as deferred revenue which will be recognized upon completion of the development of the Company’s next generation video phone

Except as described above, no additions or modifications have been made to this Amendment No. 1 to reflect facts or events occurring subsequent to the date of the Original Filing or the Amended Filing. Information not affected by the restatement is unchanged and reflects the disclosures at the time of the Original Filing.  Therefore, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the Original Filing.

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands, Except Share Amounts)

	September 30, 2009	December 31, 2008 *
	(Unaudited &Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,043	$429
Trade accounts receivables, less allowance for doubtful accounts of $47 at September 30, 2009 and $0 at December 31, 2008	20	1,019
Other receivables	0	1
Inventory, net	1,087	1,176
Prepaid and other current assets	232	160

Total current assets	2,382	2,785

Property and equipment, net	846	234
Deposits and other assets	0	66

Total assets	$3,228	$3,085

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities :
Accounts payable	$1,094	$1,750
Accrued expenses	515	1,420
Accrued compensation and benefits	203	173
Accrued severance	453	0
Detachable warrants	0	4,360
Warranty reserve	9	17
Deferred revenues and income	1,291	1,762
Notes Payable	54	0
Convertible debentures payable (net of unamortized discount of $0 at September 30, 2009 and $2,287 at December 31, 2008	0	1,793

Total current liabilities	3,619	11,275

Commitments and contingencies
Stockholders’ deficiency:
Preferred Stock, $.01 par value, 13,492,450 shares authorized; 0 shares issued at September 30, 2009 and December 31, 2008….	0	0
Common Stock, $.01 par value; 700,000,000 and 200,000,000 shares authorized at September 30, 2009 and December 31, 2008, respectively; and 336,643,464 shares issued and outstanding at September 30, 2009 and 118,906,345 at December 31, 2008..	3,366	1,189
Additional paid-in capital	269,662	261,478
Accumulated deficit	(273,419)	(270,857)

Total stockholders’ deficiency	(391)	(8,190)

Total liabilities and stockholders’ deficiency	$3,228	$3,085

* Condensed from audited financial statement

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars In Thousands, Except Share And Per Share Amounts)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2009	2008	2009 Restated	2008
Net revenues:
Product revenues	$8	$938	$373	$1,769
Service revenues	89	176	271	435
Other revenues	0	133	833	412
Total net revenues	97	1,247	1,477	2,616
Cost of revenues	14	811	932	1,686
Gross margin	83	436	545	930

Engineering and development (excluding depreciation and amortization amounts of $84 and $28 for the three months ended September 30, 2009 and 2008, respectively, and $174 and $121 for the nine months ended September 30, 2009 and 2008, respectively).	938	631	2,343	1,707
Sales and marketing (excluding depreciation and amortization amounts of $3 and $9 for the three months ended September 30, 2009 and 2008, respectively, and $20 and $38 for the nine months ended September 30, 2009 and 2008, respectively).	249	73	355	431
General and administrative (excluding depreciation and amortization amounts of $6 and $6 for the three months ended September 30, 2009 and 2008, respectively, and $18 and $65 for the nine months ended September 30, 2009 and 2008, respectively).	870	797	3,311	2,674
Depreciation and amortization	93	43	212	224
Total expenses from operations	2,150	1,544	6,221	5,036
Loss from operations	(2,067)	(1,108)	(5,676)	(4,106)
Other Income (expense)
Interest and other income	41	6	50	16
Change in fair value of derivative warrants and conversion options	43	843	4,252	157
Income from service fee contract termination	47	1,064	395	2,121
Amortization of debt discount	0	(706)	(2,918)	(1,632)
Loss on equipment disposal	0	0	0	(295)
Interest and other expense	(1)	(76)	(114)	(262)
Total other income (expense), net	130	1,131	1,665	105
Net (loss) income	$(1,937)	$23	$(4,011)	$(4,001)

Net loss per common share:
Basic and Fully Diluted	$(0.01)	$0.00	$(0.02)	$(0.06)
Weighted average common shares outstanding:
Basic and Fully Diluted	348,971,268	69,445,002	259,730,073	61,739,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in Thousands)

	Nine Months ended September 30,
	2009 Restated	2008

Cash flows from operating activities:
Net loss	$(4,011)	$(4,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212	224
Amortization of debt discount	2,918	1,632
Bad debt expense	47	0
Change in fair value of derivative warrants and conversion options	(4,252)	(157)
Loss on disposal of fixed assets	0	295
Inventory reserve	600	0
Non-cash stock based compensation	714	515
Changes in operating assets and liabilities:
Trade accounts receivable	952	(1,026)
Other receivables	1	6
Inventory	(511)	(139)
Prepaid and other current assets	(72)	(40)
Deposits and other assets	66	55
Accounts payable	(118)	1,031
Accrued expenses and other current liabilities	141	(726)
Accrued severance	453	0
Accrued compensation and benefits	30	140
Warranty reserve	(8)	(31)
Deferred revenues and other income	(471)	1,598
Net cash used in operating activities	(3,309)	(624)

Cash flows from investing activities:
Capital expenditures	(525)	(2)
Proceeds from the sale of fixed assets	0	4
Net cash (used in) provided by investing activities	(525)	2

Cash flows from financing activities:
Proceeds from issuance of common stock	3,644	1
Proceeds from the issuance of notes	846	0
Payments on notes	(42)	0
Net cash provided by financing activities	4,448	1
Net increase (decrease) in cash and cash equivalents	614	(621)
Cash and cash equivalents, beginning of period	429	1,081
Cash and cash equivalents, end of period	$1,043	$460
Non-cash investing and financing activities:
Cumulative effect on a change in accounting principle on (See Note 8):
Detachable warrants	$885	$0
Additional Paid in Capital	(1,751)	0
Accumulated deficit	1,449	0
Conversion of convertible debenture to common stock	0	1,409
Common stock issued in payment of convertible debentures	4,080	0
Common stock issued in payment of accrued interest	1,046	0
Common stock issued in payment of warrant derivative	993	0
Common stock issued in payment of notes	750	0
Common stock issued in payment of obligation	839	0

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

The Company has restated its financial statements as of September 30, 2009 and for the nine months ended September 30, 2009 to reclassify the excess fair value related the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, dated December 12, 2008 (“Securities Purchase Agreement”), between WGI Investor LLC (“WGI”) and the Company, and for the Commercial Relationship with ACN Digital Phone Service, LLC (“ACN”). The Company initially determined that the value received by WGI exceeded the fair value received by the Company by approximately $74,463 and initially accounted for $60,000 of the total excess in fair value of the transaction as a deferred revenue asset and the balance of excess in fair value as a $14,463 expense.  The Company has now determined that while WGI and ACN share common ownership they are not deemed to be entities under common control as defined solely in Emerging Issues Task Force No.02-5. As such, the WGI transaction should be reflected as an equity transaction valued at approximately $7,199 (which is the sum of the fair value of the consideration given by WGI to the Company in exchange for the securities issued by the Company to WGI).  As a result, the quarter ended September 30, 2009 is being restated to reflect the  Company’s concurrent Amendment on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the three and six months ended June30, 2009, which reflected the reversal of the entries originally recorded for this excess in fair value, including the reversal of a expense of approximately $14,463, the reversal of the recording of a deferred revenue asset of $60,000 and the reversal of a credit originally recorded to the additional paid in capital account on the Company’s balance sheet.

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

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	As of September 30, 2009
Consolidated Balance Sheet	As previously reported	As restated

Revenue incentive asset – current portion	$9,600	$0
Total current assets	11,982	2,382
Revenue incentive asset – long term portion	50,400	0
Total Assets	63,228	3,228
Additional paid in capital	344,125	269,662
Accumulated deficit	(287,882)	(273,419)
Total stockholders’ equity (deficiency)	59,609	(391)
Total liabilities and stockholders equity	63,228	3,228

	For the nine months ended September 30, 2009
Consolidated Statement of Operations	As previously reported	As restated

Excess fair value transferred to WGI	14,463	0
Total expenses from operations	20.684)	6,221)
Net loss from operations	(20,139)	(5,676)
Net loss	(18,474)	(4,011)

Net loss per common share:
Basic and diluted	(0.07)	(0.02)

3.    Significant Transactions.

Aequus.  In October 2008, Aequus Technologies Corp. (“Aequus”) failed to pay to WorldGate $953 owed to WorldGate for the purchase of video phones, and as a result the Company terminated its reseller agreement with Aequus.  The Company maintained in its possession most of the units sold to Aequus.  On January 27, 2009, the Company resolved the outstanding NRE Arbitration with Aequus, and in full satisfaction of the outstanding arbitration claim Aequus agreed to terminate any obligation on the Company’s part to provide certain prepaid engineering services pursuant to the March 31, 2008 Agreement with Aequus (Aequus had prepaid approximately $900 for these engineering services of which $725 was allocated to the settlement). On October 8, 2009, the Company entered into a letter agreement (the “Aequus Settlement Agreement”) with Aequus to settle all past due obligations owed by Aequus to the Company (see Note 19).

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

4.   Liquidity and Going Concern Considerations.

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

Liabilities.  The Company had $3,619 of liabilities and none of its assets are pledged as collateral as of September 30, 2009.  These liabilities primarily include $1,609 of accounts payable and accrued expenses, $453 of accrued severance, $1,291 of deferred revenues and income, $203 of accrued compensation and benefits and accrued officer’s compensation and severance of $453

See Note 19 for information on a revolving loan entered into after September 30, 2009 pursuant to which the Company pledged all of its assets as collateral.

Short Term Cash Requirements.  At September 30, 2009, the Company’s short term cash requirements and obligations include payments for finished, excess and obsolete inventory, accounts payable from continuing operations and operating expenses.

Net Losses and Impact on Operations.  The Company has incurred recurring net losses and has an accumulated deficit of $273,419, stockholders’ deficiency of $391 and working capital deficit of $1,237 as of September 30, 2009.  These factors as well as the uncertainty in raising additional funding raise substantial doubt about the Company’s ability to continue as a going concern as of September 30, 2009.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Future Cash Flows and Financings.  The Company’s ability to generate cash is dependent upon the sale of its products and services and on obtaining cash through the private or public issuance of debt or equity securities.  Given that the Company’s video phone and service business involves the development of a new product line with no market penetration in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of the Company’s sales efforts could adversely impact the Company’s ability to raise additional financing. In addition, WGI holds 63% of the Common Stock of the Company and holds certain anti-dilution warrants which could also impact the Company’s ability to raise financing (see Note 3).

On October 28, 2009, the Company entered into a Revolving Loan and Security Agreement (the “Revolving Loan”) with WGI pursuant to which WGI will provide to the Company, a line of credit in a principal amount of $3,000 (See Note 19).

Based on management’s internal forecasts and assumptions regarding its short term cash requirements including the payments pursuant to the July 8, 2009 Mototech agreement (see Note 3), and the establishment of the Revolving Loan, the Company currently believes that it will have sufficient cash on hand to meet its obligations into the first quarter of 2010.  However, there can be no assurance given that these assumptions are correct or that the revenue projections associated with sales of products and services will materialize to a level that will provide the Company with sufficient capital to operate its business.

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

5.	Recent Accounting Pronouncements.

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

In June 2008, the FASB issued new accounting guidance, under ASC Topic 815 on derivatives and hedging, as to how an entity should determine whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Upon adoption of this guidance on January 1, 2009, the Company has determined that certain warrants issued on August 11, 2006 and October 13, 2006 were not equity-linked financial instruments, and accordingly, were derivative instruments.  The Company has recorded the fair value of these instruments and the resulting cumulative effect of this change in accounting method, as of January 1, 2009 (See Note 8).

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

6.	Inventory.

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

7.	Stock Based Compensation.

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

8.            Accounting for Secured Convertible Debentures and Related Warrants.

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

9.           Accounting for Derivative Instruments.

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

	June 2004 Private Placement Warrants
Criteria	September 30, 2009*	September 30, 2008
Common Stock price per share	$0.30 - $0.35	$0.025
Applicable volatility rates	68% -58%	273%
Risk-free interest rates	0.17% - 19%	1.55%
Contractual life of instrument	0.101 -0.063 years	0.75 years

* Reflects a range of assumptions underlying the exercises during the quarter ended September 30, 2009

The following table summarizes the derivative instruments (warrants) liability for the three and nine months ended September 30, 2009 (See Note 8):

	June 2004 Private Placement	August and October 2006 Private Placement	Total
Outstanding, December 31, 2008	$4,360	$0	$4,360
Cumulative effect of the change in accounting principal, January 1, 2009 (See Note 8)	0	885	885
Net cash gain in fair value:
Three months ended March 31, 2009	(3,665)	(260)	(3,925)
Three months ended June 30, 2009	(282)	(2)	(284)
Three months ended September 30, 2009	(43)	0	(43)
Total nine months ended September 30, 2009	(3,990)	(262)	(4,252)
Cancellation of warrants April 6, 2009		(623)	(623)
Reclassification to equity upon exercise of warrants during the three months ended September 30, 2009	(370)		(370)
Outstanding, September 30, 2009	$0	$0)	$0

10.           Accounting for the WGI / ACN transaction

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

The total fair value of these elements received by the Company was determined by the Company to be approximately $7,199.  In connection with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, WGI received (i) 202,462,155 shares of Common Stock and (ii) a ten year Anti-Dilution Warrant, with an exercise price of $0.01, to purchase up to approximately 140.0 million shares of Common Stock in certain circumstances.  The Company determined that the most relevant and clearly determinable fair value of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement is equivalent to the consideration given by WGI to the Company rather than the fair value of the 202,462,155 shares of Common Stock and Anti-Dilution Warrant issued to WGI in such transactions based principally upon the closing stock price

In addition, in connection with the Commercial Relationship entered into with ACN on April 6, 2009, the Company granted ACN the ACN Warrant.  The ACN Warrant will vest incrementally based on ACN’s purchases of videophones under the Commercial Relationship.  The Company will record a charge for the fair value of the portion of the warrant earned from the point in time when shipments of units are initiated to ACN through the vesting date. Final determination of fair value of the warrant occurs upon actual vesting. Applicable accounting guidance requires that the fair value of the warrant be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.

11.            Fair Value of Financial Instruments.

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

The following is a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Description	Derivatives
Liabilities:
Balance, January 1, 2009	$4,360
Cumulative effect of the change in accounting
Principal, January 1, 2009 (See Note 8)	885
Cancelation of warrants April 6, 2009	(623)
Exercise of warrants during the three months ended
September 30, 2009	(370)
Total gain in fair value included in operations	(4,252)

Balance, September 30, 2009	$0

The change in fair value recorded for Level 3 liabilities for the periods above are reported in other income (expense) on the consolidated statement of operations.

12.           Commitments and Contingencies.

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

13.           Net Loss per Share (Basic and Diluted).

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

	For the three months ended September 30,
	2009	2008
Numerator for diluted EPS calculation:
Net(loss) income	$(1,937)	$23

Denominator for diluted EPS calculation:
Basic and Fully Diluted weighted average common shares Outstanding	348,971,268	69,445,002

Basic and Fully Diluted EPS*	$(0.01)	$0.00

	For the nine months ended September 30,
	2009 Restated	2008
Numerator for diluted EPS calculation:
Net loss	$(4,011)	$(4,001)

Denominator for diluted EPS calculation:
Basic and Fully Dilutive weighted average common shares Outstanding	259,730,073	61,739,560

Basic and Fully Dilutive EPS*	$(0.02)	$(0.06)

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

Potential common shares excluded from net loss per share for the three and nine months ended September 30, 2009, were 169,546,717 and 44,651,904 for the three and nine months ended September 30, 2008 because their effect would be anti-dilutive.  Potential common shares comprise shares of Common Stock issuable upon the exercise of stock options, unvested restricted stock and warrants, and upon the conversion of convertible debentures irrespective of whether such securities are in the money.

14.           Warrants.

A summary of the Company’s warrant activity for the nine months ended September 30, 2009 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, January 1, 2009	20,146,311	$0.96	1.26
Granted	178,229,647	0.02
Expired/cancelled	(17,654,555)	(0.46)
Exercised	(11,849,389)	(0.25)
Outstanding, September 30, 2009	168,872,014	$0.04	9.47

Exercisable, September 30, 2009	21,501,934

15.           Stockholders’ Deficiency Restated.

The following summarizes the transactions in stockholders’ deficiency from January 1, 2009 through September 30, 2009.

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance as of January 1, 2009	$1,189	$261,478	$(270,857)	$(8,190)
Cumulative effect of a change in accounting principle (see Footnote 10)	0	(1,751)	1,449	(302)
Balance as of January 1, 2009	1,189	259,727	(269,408)	(8,492)
Non-cash stock based compensation		714		714
Issuance of Common Stock upon exercise of warrants	118	2,800		2,918
Issuance of Common Stock upon exercise of options	2	23		25
April 6, 2009 Issuance of Common Stock and Anti-Dilution Warrant in the WGI transaction	2,025	(1,325)		700
April 6, 2009 Cancellation of convertible debt and accrued interest as consideration exchanged in the WGI transaction		5,923		5,923
July 8, 2009 Cancellation of obligation to a vendor	32	807		839
April 6, 2009 Cancellation of the derivative warrants as consideration exchanged in the WGI transaction		623		623
August 2009 Reclassification of the derivative warrants upon exercise		370		370
Net loss for the nine months ended September 30, 2009			(4,011)	(4,011)
Balance as of September 30, 2009	$3,366	$269,662	$(273,419)	$(391)

16.           Revenue Recognition.

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

•
Purchase of Units.  Units purchased per the March 31, 2008 agreement with Aequus are initially held by the Company pending shipment to Aequus customers.  Revenue for these units held by the Company pending shipment to the ultimate customer is deferred, per the SEC Staff Accounting Bulletin Topic 13A(3)(a) (Bill and Hold Arrangements).  Revenue for the units held is recognized as and when the units are shipped to the Aequus customers.  For the three months ended September 30, 2008 the Company shipped $844 worth of products to Aequus customers. For the nine months ended September 30,  2008, the Company shipped $1,637 worth of products to Aequus customers.  On October 8, 2009, the Company entered into a letter agreement with Aequus to settle all past due obligations owed by Aequus to the Company (see Note 19) and as a result the Company has no obligation to hold any units for Aequus.

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

WGI is a private investment fund whose ownership includes owners of ACN, Inc., which is the parent company of ACN Digital Phone Service, LLC (“ACN”).  ACN, Inc. is a direct seller of telecommunications services and a distributor of video phones.  Concurrently with the closing of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, we entered into a commercial relationship with ACN pursuant to which we will design and sell video phones to ACN.   ACN has committed to purchase three hundred thousand videophones from us over a two-year period.  In connection with this commercial relationship, we granted ACN a warrant to purchase up to approximately 38.2 million shares of our Common Stock at an exercise price of $0.0425 per share (the “ACN Warrant”).  The ACN Warrant will vest incrementally based on ACN’s purchases of video phones under the Commercial Relationship.

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

Gross Margin.  For the three months ended September 30, 2009 compared with the three months ended September 30, 2008, the decrease in gross margin primarily reflects the reduction of product revenues and the decrease in engineering services, partially offset by the result of an improved product mix to higher margin service and engineering service revenues.  For the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008, gross margin was reduced by $600 relating to the establishment of an inventory reserve for certain excess and obsolete inventory.    This improvement in gross margin was primarily the result of the increase in revenue from the non-recurring engineering , training and service center usage revenues recognized from our agreement with Aequus, with the respective costs of these increased revenues having been previously incurred and recorded in 2008 (See Note 16 of the accompanying financial statements), and increased selling prices and lower unit costs of the product shipped during the nine months ended September 30, 2009 compared to the same period in 2008.

Expenses From Operations.

	For the three months ended September 30,				For the nine months ended September 30,
	2009	2008	Change		2009 Restated	2008	Change
Engineering and development	$938	$631	$307	49%	$2,343	$1,707	$636	37%
Sales and marketing	$249	$73	$176	241%	$355	$431	$(76)	(18)%
General and administrative	$870	$797	$73	9%	$3,311	$2,674	$637	24%
Depreciation and amortization	$93	$43	$50	116%	$212	$224	$(12)	(5)%

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

Change in fair value of derivative warrants and conversion options.  The fair value adjustments of our derivative warrants and conversion options issued in our June 2004 private placement of our Series A Convertible Preferred Stock and Warrants and our August 11, 2006 and October 13, 2006 private placements of secured convertible debentures and warrants are primarily a result of changes in our common stock price during each reporting period and anti-dilution provisions that increased the number of outstanding warrants and reduced the warrant exercise price as of September 30, 2008 (See Note 9 of the accompanying financial statements).

Income from Service Fee Contract Termination  On October 8, 2009, we entered into a letter agreement with Aequus to settle all past due obligations owed by Aequus to the Company (see Note 19 of the accompanying financial statements) and we realized $47 for the three and nine months ended September 30, 2009 of other income from the elimination of these obligations.  Income from service fee contract termination for the three and nine months ended September 30, 2008 of $1,064 and $2,121, respectively, consists of payments from Aequus for the elimination of previously agreed service fees with Aequus, which we realized over a ten month period ending January 2009 (See Note 16 of the accompanying financial statements).

Amortization of Debt Discount.  Amortization of debt discount consists of the amortization of the secured convertible debentures issued in the August 11, 2006 and October 13, 2006 private placements.  The increase of amortization of debt discount for the three and nine months ended September 30, 2009, when compared to the same periods in 2008, is primarily the result of the application of the effective interest rate method to determine the monthly amortization of the discount over the term of the convertible debentures.  This method increases the periodic amortization charged as the convertible debentures reach maturity (See Note 8 of the accompanying financial statements).  On the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the convertible debentures were terminated and the remaining unamortized discount on the convertible debentures of $2,235 was charged to income and included in amortization of debt discount expense.

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

Cash Provided by Financing Activities.  Cash provided by financing activities during the three and nine months ended September 30, 2009 was $2,021 and $4,448, respectively.  Cash provided by financing activities during the three and nine months ended September 30, 2008 was $0 and $1, respectively.   During the three  and nine months ended September 30, 2009, we received cash of $0 and $1,450, respectively, from stock issuances and $2,036 and $2,917, respectively from the exercise of warrants (See Note 3 of the accompanying financial statements).

Operations and Liquidity.

We have incurred recurring net losses and have an accumulated deficit of $273,419, stockholder’s deficiency of $391 and a working capital deficit of $1,237 as of September 30, 2009.  We have also experienced severe cash shortfalls, deferred payment of some of our operating expenses, and shut down operations for a period of time in early 2008 to conserve our cash.  On October 28, 2009, we entered into a Revolving Loan and Security Agreement (the “Revolving Loan”) with WGI pursuant to which WGI will provide to the Company, a line of credit in a principal amount of $3,000 (See Note 19 of the accompanying financial statements).  Based on management’s internal forecasts and assumptions regarding its short term cash requirements, and the establishment of a revolving credit facility, we currently believe that we will have sufficient cash on hand to meet our obligations into the first quarter of 2010.  However, there can be no assurance given that these assumptions are correct or that the revenue projections associated with sales of products and services will materialize to a level that will provide us with sufficient capital to operate our business.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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
_____________________
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