Form 10-K
period 2009-12-31
WORLDGATE COMMUNICATIONS INC
filed 2010-03-31
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes  ☐     No  ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (hereafter, the “Exchange Act”). Yes  ☐     No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑
As of June 30, 2009, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the the Company’s common stock, par value $0.01 per share (“Common Stock”) held by non-affiliates of the Registrant was $39,223,065.  Such aggregate market value was computed by reference to the closing sale price of the Registrant’s Common Stock as reported on the OTC Bulletin Board on such date.

As of March 24, 2010, there were 338,627,636 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
As stated in Part III of this annual report on Form 10-K, portions of the Registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

CERTAIN DEFINITIONS
Unless the context indicates otherwise, the terms “WorldGate,” “the Company,” “we,” “our” and “us” refer to WorldGate Communications, Inc. and, where appropriate, one or more of its subsidiaries.  The term “Registrant” means WorldGate Communications, Inc. Dollar amounts contained in this Annual Report on Form 10-K are in thousands, except per share and per unit amounts.

WORLDGATE COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2009

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

From time to time, we may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words  “if,” “will,” “predicts,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “reinstate,” “opportunity,” “goal,” “objective,” “continue,” “exchange,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology and similar expressions, as they relate to us, are intended to identify forward-looking statements.  Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•
expectations of future growth, creation of stockholder value, revenue and net income, as well as income from operations, margins, earnings per share, cash flow and cash sufficiency levels, working capital, network development, customer migration and related costs, spending on and success with our products, capital expenditures, selling, general and administrative expenses, tax expense, fixed asset and goodwill impairment charges, service introductions and cash requirements;

•	expectations of marketing and product launch efforts and initiatives of distributor or resellers;

•	increased competitive pressures;

•	financing, refinancing, debt extension, de-leveraging or restructuring plans or initiatives, and potential dilution of existing equity holders from such initiatives;

•	liquidity and debt service forecast;

•	timing, extent and effectiveness of cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•	management’s plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, asset dispositions, product plans, performance and results; and

•	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings.

In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements and disclosures we make.  Factors and risks that could cause actual results to differ materially from those set forth or contemplated in forward looking statements include, but are not limited to:

•	changes in business conditions causing changes in the business direction and strategy by management;

•	heightened competition, including competitive pricing and bundling pressures in the markets in which we operate;

•	the ability to service indebtedness;

•
the determination of distributors or resellers to reallocate resources away from selling, marketing or advertising our products and services or to delay the launch of selling our products and services;

•	customer acceptance and demand for our voice over Internet protocol (“VoIP”) telephony products (including our video phone) and services;

•	the reliability of our services, the prices for our products and services, customer renewal rates, and customer acquisition costs;

•	difficulty in maintaining or increasing customer revenues and margins through our product and service initiatives;

•	our history of net operating losses;

•	our needs for and the availability of adequate working capital, including adequate financial resources to promote and to market product and service initiatives;

•	the possible inability to raise additional capital when needed, on attractive terms, or at all;

•	possible claims under our existing debt instruments which could impose constraints and limit our flexibility;

•
the inability to service substantial indebtedness and to reduce, refinance, extend, exchange, tender for or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations;

•
further changes in the telecommunications or Internet industry, including rapid technological changes, regulatory and pricing changes in our principal markets and the nature and degree of competitive pressure that we may face;

•
adverse tax or regulatory rulings or actions affecting our operations, including the imposition of taxes and fees, the imposition of obligations upon VoIP providers to provide enhanced 911 (E-911) services and restricting access to broadband networks owned and operated by others;

•	changes in the regulatory schemes or requirements and regulatory enforcement in the markets in which we operate;

•	potential warranty claims and product defects;

•	our ability to innovate technologically;

•	enhanced competition;

•	changes in financial, capital market and economic conditions;

•	changes in service offerings or business strategies, including the need to modify business models if performance is below expectations;

•	difficulty in migrating or retaining customers associated with acquisitions of customer bases, or integrating other assets;

•	difficulty in selling new services in the marketplace;

•	difficulty in providing video phone and VoIP services;

•
restrictions on our ability to execute certain strategies or complete certain transactions as a result of our inexperience with new products, or limitations imposed by available cash resources, our capital structure or debt covenants;

•	risks associated with our limited VoIP experience and expertise, including effectively utilizing new marketing channels;

•	entry into developing markets;

•	the possible inability to hire and/or retain qualified executive management, sales, technical and other personnel;

•	the timely supply of products by our contract manufacturers;

•	the availability of components necessary to manufacture our products;

•	risks and costs associated with our effort to locate certain activities and functions off-shore;

•	risks associated with international operations;

•	dependence on effective information and billing systems;

•	possible claims for patent infringement on products or processes employed in providing our services;

•	other intellectual property and other litigation that may be brought against us;

•	dependence on third parties for access to their networks to enable us to expand and manage our global network and operations and to offer digital voice and video phone services;

•	our dependence on our customers’ existing broadband connections;

•	the elimination or limitation of a substantial amount or all of our operating loss carryforwards, which carryforwards would otherwise be available to reduce future taxable income; and

•	other factors that are set forth in the “Risk Factors” section, and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from such forward looking statements or expectations.  Readers are also cautioned not to place undue reliance on these forward looking statements which speak only as of the date these statements were made.  Except as required by law, we do not intend to update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

Overview

We are a leading provider of digital voice and video phone services and next generation video phones.  We design and develop innovative digital video phones featuring high quality, real-time, two-way video.  We also provide a turn-key digital voice and video communication services platform supplying complete back-end support services with a focus on best-in-class customer service.  The unique combination of functional design, advanced technology and use of IP broadband networks provides true-to-life video communication.  As a result we are transforming how people connect, communicate and collaborate by bringing family and friends closer together through an immediate video connection allowing them to instantly hear and see each other for a face-to-face conversation.

We are transitioning from a business model focused primarily on one-time digital video phone equipment sales to delivering an integrated audio and video telephony solution.  Upon completion of the redevelopment of our video phone platform, we will not only offer what we believe is an industry leading line of consumer video phones but we will also provide a turnkey digital voice and video phone service.  By building a service that is able to not only provide video telephony, but also serve as a home’s primary telephone service, we enable a recurring-revenue based business model that encourages service loyalty and one where we are able to bundle in the cost of the video phone itself.  The end result is a lower start-up cost to the consumer, which we believe will drive faster market adoption of our video phones.  Further, we believe WorldGate will be unique in the market in that we will offer an end-to-end solution – digital video phones fully integrated with a digital voice and video phone service – thus ensuring a quick and trouble-free installation process.

Video Phone.  Beginning in 2003, we initiated the engineering and development of video phones that provide “true-to-life” audio and video communications over broadband Internet connections.  We are in the process of developing a new video phone platform, with customer availability of this new video phone expected in the second quarter of 2010.

Digital Voice and Video Phone Services.  Our digital voice and video phone service is portable and we enable our customers to make and receive phone calls almost anywhere a broadband Internet connection is available.  We transmit these calls using VoIP technology, which converts voice signals into digital data packets for transmission over the Internet.  Our calling plans provide a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features, including high quality, real-time, two-way video, that we believe differentiate our service and offers an attractive value proposition to our customers.

Business Segments.  We have two reportable business segments: Consumer Services and OEM Direct. The Consumer Services segment is aimed at the marketing and distribution of products and related recurring services to end users. The OEM Direct segment is focused on selling digital video phones and maintenance services directly to telecommunications service providers who already have a digital voice and video management and network infrastructure.

Distribution Channels

Consumer Services Segment. Distribution in the Consumer Services segment is aimed at the following channels:

•	Direct Retail Consumers. Utilizing the internet and our corporate website we market our digital voice and video phone service directly to consumers.

•
Sales Agents. Through independent sales agents and their network of sales representatives we distribute digital voice and video phone services to residential customers.  Sales agents receive commissions based on revenue generated by the agent.  We are able to provide agents partner-specific branding on all customer-specific touch points, including the digital video phone, the learn order and member center websites, customer communications, and customer service.  Agents that we target include direct selling companies, online marketing and online retail marketing companies, electronic and retail stores, and distribution companies with consumer service offerings.

•
Wholesalers.  We expect to sell digital video phones and selected modules of our turn-key digital voice and video phone service offering, such as customer service, billing, network and supply chain distribution, depending on the specific customer requirements.  The focus of the wholesale distribution channel is on wholesale customer groups who already operate a portion of the service infrastructure, including telecommunication companies, VoIP service providers and select vertical providers in the education and health care services markets.

OEM Direct Segment. This segment is focused on selling digital video phones and maintenance services directly to telecommunications service providers who already have a complete digital voice and video management and network infrastructure, such as incumbent service providers, Competitive Local Exchange Carriers (“CLECs”), international telecom service providers, cable service providers and select vertical providers in the video relay service for deaf and hard-of-hearing and education and healthcare services markets.

Revenues.  Our primary sources of revenue are one-time sales of video phones and monthly recurring subscription fees that we charge customers for our service plans.  We also generate revenue from calls customers make that are not included in their service plan, for additional features that customers add to their service plans and through activation fees we charge customers to activate their service.

Our Strategy

Our objective is to provide reliable, scalable, and profitable worldwide video and voice communication services with unmatched quality by delivering innovative technologies and services. We foster an environment that empowers our employees to provide the best service to our customers and partners at every point of interaction. We intend to bring the best possible voice and video products and services, at an affordable price, to businesses and residential consumers and enhance the ways in which these customers connect, communicate and collaborate with each other and the world.

We leverage the following factors in providing our products and services:

•
Attractive Value Proposition. We offer our customers an attractive value proposition: a portable land-line phone replacement with unique and compelling features including high quality, real-time, two-way video that differentiates our service from the competition at prices for domestic and international calling that are considerably lower than those of traditional telephone services.

•
Innovative, Lower-Cost Technology Platform. We believe our innovative video phone technology platform not only provides us with a competitive cost advantage over many other video communication providers and phone manufacturers, but also allows us the flexibility to customize it based on individual customer requirements.

•
Offer the best possible service and support to our customers.  We have an established call center and customer support group at our outsourced call center operation located in Toronto, Canada.  We also are investing in significant upgrades to our existing back office infrastructure to enhance the support we can provide to new and existing subscribers, as well as our distribution partners.

While we will continue to build upon these strengths, we have identified the following strategic imperatives that we believe will drive efficiencies and improve our business performance through 2010 and beyond:

•
Capitalize on our technological expertise to introduce new video communication products and features.  We introduced our first video phone in 2005 and it quickly became known for its high-quality, real-time video capabilities.  In 2009, we started the development of our new, redesigned, reengineered next generation video phones with commercial availability planned in May 2010.

•
Introduce a turn-key Digital Voice and Video Phone Services platform to enable the adoption and expansion of services while delivering recurring revenue.  We launched our new platform in February 2010, turning up our first Digital Voice and Video Phone Services customers along with our first distribution agents.  We offer a complete end-to-end service including local, long distance and international calling, a suite of calling features, including voice mail, caller ID and 3-way calling, a global IP network optimized for Digital Voice and Video, and extensive back-office, support including online order entry, order provisioning, inventory management and fulfillment, billing, customer care and technical support.

•	Organizational Capacity and Skills Enhancement. We continue to improve our organization’s productivity through talent management, employee development and improved management tools.

Operating Highlights and Accomplishments in 2009 and Subsequent Events

2009 was a transition year for us, including having a new investor obtain a majority equity position in the Company; entering into a sales contract for 300,000 video phones; entering into a manufacturing relationship with a new contract manufacturer; settling past due obligations with certain parties; obtaining services to launch our digital voice and video phone service; and financing our ongoing operations.

Relationship with WGI and ACN.

Securities Purchase Agreement.  On April 6, 2009, we completed a private placement of securities to WGI Investor LLC (“WGI”), pursuant to the terms of a Securities Purchase Agreement, dated December 12, 2008 (the “Securities Purchase Agreement”), between us and WGI.  In connection with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, we issued to WGI an aggregate of 202,462,155 shares of our common stock, par value $0.01 per share (“Common Stock”), representing approximately 63% of the total number of the then issued and outstanding shares of Common Stock, as well as a warrant to purchase up to 140,009,750 shares of Common Stock in certain circumstances (the “Anti-Dilution Warrant”) in exchange for (i) cash consideration of $1,450, (ii) the cancellation of convertible debentures held by WGI under which approximately $5,100 in principal and accrued interest was outstanding, and (iii) the cancellation of certain outstanding warrants held by WGI. In December 2008, WGI had acquired from YA Global Investments, L.P. (“YA Global”) the convertible debentures that we had previously issued to YA Global and the outstanding warrants to purchase Common Stock then held by YA Global.  WGI is a private investment fund whose ownership includes owners of ACN, Inc. (“ACN”), a direct seller of telecommunications services and a distributor of video phones.

Anti-Dilution Warrant.  The Anti-Dilution Warrant entitles WGI to purchase up to 140,009,750 shares of Common Stock at an exercise price of $0.01 per share to the extent we issue any capital stock upon the exercise or conversion of (i) any warrants, options and other purchase rights that were outstanding as of April 6, 2009 (“Existing Contingent Equity”), (ii) up to 19.7 million shares underlying future options, warrants or other purchase rights issued by us after April 6, 2009 (“Future Contingent Equity”), or (iii) the ACN 2009 Warrant. The Anti-Dilution Warrant is designed to ensure that WGI may maintain 63% of our issued and outstanding shares of capital stock in the event that any of our capital stock is issued in respect to the Existing Contingent Equity, the Future Contingent Equity or the ACN 2009 Warrant (i.e., upon each issuance of a share pursuant to Existing Contingent Equity, Future Contingent Equity or the ACN 2009 Warrant, the Anti-Dilution Warrant may be exercised for 1.7027027 shares).  The term of the Anti-Dilution Warrant is ten years from the date of issuance, and the shares subject to the Anti-Dilution Warrant will be decreased proportionally upon the expiration of Existing Contingent Equity, Future Contingent Equity and the ACN 2009 Warrant.

The following tables summarize, as of December 31, 2009, each contingent equity category under the Anti-Dilution Warrant and the exercisability of the Anti-Dilution Warrant.

	Shares Under Contingent Equity Categories
		As of December 31, 2009
Contingent Equity Categories	Issuable as of April 6, 2009	Terminated or Expired Shares	Shares Not Exercisable	Shares Exercisable	Total Shares Issuable (Exercisable and Non-Exercisable)
Existing Contingent Equity	24,318,869	5,982,147	5,953,236	12,383,486	18,336,722
Future Contingent Equity	19,689,182	98,639	18,590,543	1,000,000	19,590,543
ACN 2009 Warrant	38,219,897	0	38,219,897	0	38,219,897
Total Contingent Equity	82,227,948	6,080,786	62,763,676	13,383,486	76,147,162

Anti-Dilution Warrant (Total Contingent Equity * 1.7027027)	140,009,750	10,353,771	106,867,881	22,788,098	129,655,979

As of March 24, 2010, the number of shares exercisable under the Existing Contingent Equity category increased by 688,374 to an aggregate of 13,071,860 shares, resulting in the Anti-Dilution Warrant being exercisable for an aggregate of 23,960,194 shares.

Registration Rights and Governance.  Concurrently with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, we entered into a Registration Rights and Governance Agreement (the “Rights Agreement”) with WGI and ACN Digital Phone Service, LLC (“ACN DPS”), a subsidiary of ACN, granting them certain rights with respect to the shares purchased pursuant to the Securities Purchase Agreement and the securities underlying the Anti-Dilution Warrant and the ACN 2009 Warrant.  Under the terms of the Rights Agreement, we agreed to file a registration statement on Form S-3 covering the resale of any shares held by WGI and ACN DPS and to maintain its effectiveness for a minimum period of time.  In addition, WGI and ACN DPS have the right to require us to file additional registration statements covering the resale of such securities to the extent they are not covered by an effective registration statement and will be entitled to “piggy-back” registration rights on all of our future registrations (with certain limitations) and on any demand registrations of any other investors, subject to customary underwriters’ cutbacks to reduce the number of shares to be registered in view of market conditions.

Pursuant to the terms of the Rights Agreement, we granted WGI and ACN DPS preemptive rights to purchase a pro rata portion of any of Common Stock or other securities convertible into Common Stock issued by us, except for shares issued under board-approved employee benefit plans, conversions of Existing Contingent Equity or upon exercise of the Anti-Dilution Warrant or the ACN 2009 Warrant.  The Rights Agreement also gives WGI the right to nominate a total of four of the seven members of our board of directors.  This nomination right will be reduced by one director for each reduction in WGI’s beneficial ownership of Common Stock (including any warrants or other purchase rights) below thresholds of 50%, 43%, 29% and 14% of our voting stock.  To the extent that such nomination right decreases, the corresponding number of WGI nominees will offer to tender their resignation for acceptance by the board of directors.  To the extent the number of members of the Board is changed, the number of directors WGI is entitled to appoint will be increased or decreased (as applicable) to provide WGI with the right to nominate no less than the same proportion of directors as otherwise provided in the Rights Agreement.

Commercial Relationship with ACN DPS.  Concurrently with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, we entered into a commercial relationship with ACN DPS pursuant to which we agreed to design and sell video phones to ACN DPS (the “Commercial Relationship”).  As part of the Commercial Relationship, we entered into two agreements with ACN DPS:  a Master Purchase Agreement pursuant to which ACN DPS committed to purchase 300,000 videophones over a two-year period (the “Master Purchase Agreement”) and a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN DPS committed to provide us with $1,200 to fund associated software development costs.  In connection with the Commercial Relationship, we granted ACN DPS a warrant to purchase up to approximately 38.2 million shares of Common Stock at an exercise price of $0.0425 per share (the “ACN 2009 Warrant”).  The ACN 2009 Warrant vests incrementally based on ACN DPS’s purchases of video phones under the Commercial Relationship.

On March 30, 2010, we entered into the First Amendment (the “MPA Amendment”) to the Master Purchase Agreement with ACN DPS. Among other changes the MPA Amendment amends the Master Purchase Agreement as follows:

•
As soon as practicable after we  provide a demonstration to ACN DPS of the working video phone contemplated by the Master Purchase Agreement, ACN DPS will issue its first purchase order under the Master Purchase Agreement for 80,000 video phones.

•
ACN DPS will pay us 50% of the purchase price for video phones pursuant to a purchase order upon the later of (a) acceptance of the purchase order by us and (b) five (5) weeks prior to the delivery of video phones to ACN DPS at our manufacturing facility.  ACN DPS will pay us the remaining 50% of the purchase price upon delivery of the video phones to ACN DPS at our manufacturing facility.

In connection with the MPA Amendment, we granted ACN DPS a warrant to purchase up to 3 million shares of Common Stock at an exercise price of $0.0425 per share (the “ACN 2010 Warrant”).  The ACN 2010 Warrant will vest incrementally based on ACN DPS’s purchases of video phones under the Master Purchase Agreement, as amended by the MPA Amendment. We refer to the ACN 2009 Warrant and the ACN 2010 Warrant collectively as the “ACN Warrants.”

Kenmec Manufacturing Agreement.  On November 18, 2009, we entered into a Master Manufacturing Agreement (the “Manufacturing Agreement”) with Kenmec Mechanical Engineering Co., Ltd. (“Kenmec”), pursuant to which Kenmec will provide us manufacturing services to produce a new line of digital video phones for the consumer market.  The Manufacturing Agreement has a term of 2 years, which is automatically extended for successive one year terms unless a party delivers written notice to the other party of its intention not to extend, not less than 120 days prior to the expiration of the then current term.  Kenmec provided customary warranties regarding the products to be produced under the Manufacturing Agreement.

Aequus Settlement Agreement.  On October 8, 2009, we entered into a letter agreement (the “Aequus Settlement Agreement”) with Snap Telecommunications, Inc. and Aequus Technologies Corp. (collectively, “Aequus”) to settle all past due obligations owed by Aequus to us.  As of the date of the Aequus Settlement Agreement, Aequus had committed to purchase from us but had failed to pay for 2,284 video phones which we held in our inventory.  Pursuant to the Aequus Settlement Agreement, all prior agreements between us and Aequus have been terminated; neither we nor Aequus have any further liabilities or obligations under such prior agreements and each of us provided a mutual release of all prior claims between the parties; and Aequus agreed to purchase and pay for 2,284 video phones, to the extent we have available inventory of such video phones, on a periodic basis through February 2011 pursuant to the terms of a reseller agreement.  Any default by Aequus of its obligations under the Aequus Settlement Agreement will result in Aequus being required to pay all of its financial obligations released under the Aequus Settlement Agreement less any amounts paid by Aequus under the Aequus Settlement Agreement.

Mototech Agreement.  On July 8, 2009, we entered into a letter agreement with Mototech, Inc. (“Mototech”), to settle all past due obligations owed by us to Mototech.  Mototech had performed various services for us, including manufacturing and engineering development, through various historical transactions, which resulted in a claim by Mototech for approximately $1,400 in unpaid fees and expenses.  Pursuant to the letter agreement, all of our obligations to Mototech were terminated and we were released from all liabilities or obligations to Mototech; we agreed to pay $600 in cash to Mototech; we issued to Mototech 3,200,000 unregistered shares of Common Stock, subject to the following conditions: (a) no shares can be sold prior to April 8, 2010 and (b) when such shares are permitted to be sold, no more than 25,000 of such shares may be sold in any single day; and we issued to Mototech a warrant to purchase 1,000,000 shares of Common Stock (the “Mototech Warrant”) with the following terms: (A) exercise price of $0.35 per share; (B) immediate vesting of the entire warrant; and (C) an expiration date of the earlier of (i) July 8, 2014, (ii) a change of control of WorldGate or (iii) the twentieth (20th) day following our delivery of notice to Mototech of the occurrence of a period of ten consecutive trading days during which the quoted bid price of the Common Stock has been greater than a price equal to 150% of the exercise price of the warrant.  The Mototech warrant was exercised on October 2, 2009.

Service Agreement with deltathree, Inc.  On October 9, 2009, we entered into a Master Service Agreement (the “D3 Agreement”) with deltathree, Inc. (“D3”).  Pursuant to the D3 Agreement, D3 will provide us, and we will purchase from D3, wholesale VoIP telephony and video services and operational support systems.  These services provide us one of the tools necessary to provide our digital voice and video phone services directly to end users.  We will pay D3 an activation fee, usage charges and a monthly subscriber-based fee for each customer that subscribes for the services provided to us under the D3 Agreement.  The initial term of the D3 Agreement is for a period of five years from the date we begin offering VoIP telephony and video services to customers.  The term will renew automatically for successive terms of one year each unless either party provides the other party written notice of termination at least 180 days prior to the expiration of the then-current term.  The D3 Agreement can be terminated by either party for cause or upon 180 days notice for convenience.  If we do not incur charges payable to D3 pursuant to the D3 Agreement of at least $300 during the six month period following the date that our first customer is provided VoIP telephony and video services pursuant to the D3 Agreement, we will be obligated to pay D3 an amount equal to 33.0% multiplied by the difference between $300 and the actual amount of such charges during such six month period.  D3 is majority owned by D4 Holdings, LLC and we are majority owned by WGI Investor LLC.  D4 Holdings, LLC and WGI Investor LLC have common majority ownership and a common manager.

Service Agreement with ACN, Inc.  On October 12, 2009, we entered into a Service Agreement (the “ACN Service Agreement”) with ACN, pursuant to which ACN agreed to provide us, and we agreed to provide to ACN, certain services.  No services are currently contemplated to be provided by us to ACN under this agreement.  The following services are currently contemplated to be provided to us by ACN:

•	Secondment Services. ACN has agreed to second mutually agreed employees of ACN to us on customary terms.

•
Provisioning of VoIP Communication Devices.  ACN DPS has agreed to provide us the ability to purchase from time to time the Iris 3000 video phone.  The price to be paid by us for each video phone is the amount incurred by ACN DPS to manufacture the phone without any markup, plus the costs and expenses for shipping and handling.  The purchase price for each video phone is due and payable thirty (30) days after the date of the receipt of the related invoice, but we may delay payment of any invoice upon payment of a carrying cost of 1% per month.

•
Use of Equipment. ACN has agreed to provide us with use of an electromagnetic interference (EMI) test chamber owned by ACN for a fee of approximately $2 per month for 24 months. At the end of the 24 month period, title to the EMI test chamber will transfer to us.

•
Administrative and Travel Support.  ACN has agreed to provide to us administrative and travel support.  The cost for administrative support will be mutually agreed by the parties as such services are requested.  The cost for travel support is the actual out-of-pocket costs paid by ACN to third parties for travel services requested by us.

•
Real Estate and Operations Services.  ACN has agreed to provide to us office space, telecommunications and electronic communications services, computer support, recruiting services, tax and regulatory advice, force management and other requested services relating to a telecommunications customer operation center.  The cost for the use of real estate services is the incremental out-of-pocket costs incurred by ACN in order to provide office space to us.  The cost for the use of operations services is the incremental out-of-pocket costs incurred by ACN in order to provide the operations services to us.

Payment of the fee for the EMI Test Chamber, the costs for administrative and travel support, and the costs for real estate and operations services is not due until the later of December 31, 2010 or the date we have sufficient cash generated from operations to pay the outstanding amount of the deferred payments.

Exercise of Warrants.

2004 and 2005 Amended Warrants.  On June 23, 2009, we amended the exercise price and other provisions of certain Series A Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued June 23, 2004 and certain Series B Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued June 23, 2004, representing rights to purchase, in the aggregate, 8,771,955 shares of Common Stock and that would have expired on June 23, 2009 (collectively, the “2004 Amended Warrants”).  The exercise price of the 2004 Amended Warrants was amended to $0.25 per share of Common Stock and the expiration date of the 2004 Amended Warrants was amended to August 7, 2009.  On June 23, 2009, we also amended the exercise price and other provisions of certain Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued August 3, 2005, representing rights to purchase, in the aggregate, 513,333 shares of Common Stock that expire on August 3, 2010 (collectively, the “2005 Amended Warrants”).  The exercise price of the 2005 Amended Warrants was amended to $0.25 per share of Common Stock in return for the holder immediately exercising the warrant.

All of the 2004 Amended Warrants and the 2005 Amended Warrants were exercised during 2009 (including all of the 2004 Amended Warrants held by an affiliate of Antonio Tomasello, who served on our board of directors until January 2009), resulting in our receiving $2,321 in gross aggregate cash proceeds ($2,282 net proceeds).  We incurred $39 of fees pursuant to the transfer of the 2004 Amended Warrants and 2005 Amended Warrants to new warrant holders from the original warrant holders that were not interested in exercising the warrants.  All Series B Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued June 23, 2004 that were not included in the 2004 Amended Warrants had expired unexercised during 2009.  As of December 31, 2009 and March 24, 2010, 879,359 of the Warrants to Purchase Common Stock of WorldGate Communications, Inc. issued August 3, 2005, that expire on August 3, 2010 and which were not amended, remain outstanding.

2007 Warrants.  On July 15, 2009, we amended the exercise price of the Warrant to Purchase Common Stock of WorldGate Communications, Inc., dated September 24, 2007, representing rights to purchase 2,564,102 shares of Common Stock, held by Antonio Tomasello and that expired on September 23, 2012.  The exercise price of the 2007 Warrant was amended from $0.49 per share to (a) $0.25 per share of Common Stock if the warrant was exercised in full prior to September 15, 2009, (b) $0.31 per share of Common Stock if the warrant was exercised in full on or after September 15, 2009 but prior to November 15, 2009, or (c) $0.39 per share of Common Stock if the Warrant was exercised in full on or after November 15, 2009 or is exercised in part at any time.  The 2007 Warrant was exercised in full on September 8, 2009 resulting in the issuance of 2,564,102 shares of Common Stock and our receipt of $641 in aggregate cash proceeds.

Mototech Warrants.  The warrants issued pursuant to the July 8, 2009 letter agreement with Mototech were exercised on October 2, 2009 resulting in the issuance of 1,000,000 shares of Common Stock and our receipt of $350 in gross proceeds ($344 net proceeds).

Revolving Loan and Security Agreement with WGI.  On October 28, 2009, we entered into a Revolving Loan and Security Agreement with WGI pursuant to which WGI provides us a line of credit in a principal amount of $3,000.  On March 9, 2010 the principal amount of the line of credit was increased to $5,000.  As of December 31, 2009, we received aggregate advances under this Agreement of $1,400, and during the period from January 1, 2010 through March 24, 2010, we received an additional $2,400 in advances.  Pursuant to the amended Revolving Loan and Security Agreement,

•
as we may request from time to time, WGI agreed to lend amounts up to $5,000; interest shall accrue on any loan advances at the rate of 10% per annum; interest is payable beginning June 1, 2010 and monthly thereafter; any principal amounts repaid are available for re-borrowing; and all outstanding principal and interest outstanding are required to be repaid on October 28, 2014;

•	we granted WGI a security interest in substantially all of our assets and we made customary representations and covenants to WGI;

•	any loan advance requires the satisfaction of customary borrowing conditions; and

•
upon the occurrence of an event of default, (1) WGI may require repayment of all outstanding amounts under the Revolving Loan, may terminate its commitment to make additional loans, and may exercise its rights with respect to the security interest in substantially all of our assets and (2) all outstanding amounts under the Revolving Loan will bear interest at the rate of 15% per annum.

In connection with amending the Revolving Loan, on March 9, 2010 we granted WGI a warrant to purchase up to 6,000,000 shares of our Common Stock at an exercise price of $0.574 per share (the “March 2010 WGI Warrant”).  The March 2010 WGI Warrant was fully vested on issuance, has a term of 10 years and was not deemed Future Contingent Equity under the Anti-Dilution Warrant.

Office Space Lease.  On March 24, 2010, WorldGate Service, Inc. (“WGAT Service”), a subsidiary of the Company, entered into an Office Space Lease (the “Lease”), with Horizon Office Development I, L.P., pursuant to which WGAT Service will lease approximately 18,713 square feet of office space at Horizon II, 3800 Horizon Boulevard, Bensalem, Pennsylvania, at the Horizon Corporate Center.  The office space comprises part of the second floor of the building, and will be used for engineering, corporate and administrative operations and activities.  The new premises are expected to be available for occupancy beginning in August 2010 following completion of leasehold improvements.  The Lease has a term of 89 months from the commencement date.  Following a full abatement of rent for the first 5 months of the Lease term, the initial annual base rent is approximately $449.  The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Lease and will be approximately $505 in the seventh year.  In addition to the base rent, WGAT Service will also pay its proportionate share of building operating expenses, insurance expenses, real estate taxes and a management fee.  WGAT Service is required to pay a security deposit of approximately $187 as security for its full and prompt performance of the terms and covenants of the Lease.

 In addition, the Company provided a guaranty with respect to WGAT Service’s payment obligations under the Lease.

Industry Background

We employ VoIP technology to deliver our digital voice and video phone services, which enables communications over the Internet through the compression of voice, video and/or other media into data packets that can be efficiently transmitted over data networks and then converted back into the original media.  Data networks, such as the Internet or local area networks, utilize packet-switched technology to transmit information between two communicating terminals.  IP is the most commonly used protocol for communicating on these packet switched networks.  VoIP allows for the transmission of voice and data over these same packet-switched networks, providing an alternative to traditional telephone networks which use a fixed electrical path to carry voice signals through a series of switches to a destination.  VoIP has experienced significant growth in recent years due to demand for lower cost telephone service; improved quality and reliability of VoIP calls due to technological advances, increased network development and greater bandwidth capacity; and new product innovations that allow VoIP providers to offer services not currently offered by traditional telephone companies.

The traditional telephone networks maintained by many local and long distance telephone companies, known as the public-switched telephone networks (the “PSTN”), were designed to carry low-fidelity audio signals with a high level of reliability.  Although these traditional telephone networks are very reliable for voice communications, we believe these networks are not well-suited to service the growth of digital communication applications for the following reasons:

•	They are expensive to build because each subscriber’s telephone must be individually connected to the central office switch, which is usually several miles away from a typical subscriber’s location;

•	They transmit data at very low rates and resolutions, making them poorly suited for delivering high-fidelity audio, entertainment-quality video or other rich multimedia content;

•	They use dedicated circuits for each telephone call, which inefficiently allots fixed bandwidth throughout the duration of each call whether or not voice is actually being transmitted; and

•	They may experience difficulty in providing new or differentiated services or functions, such as video communications, that the network was not originally designed to accommodate.

Until recently, traditional telephone companies have avoided the use of packet-switched networks for transmitting voice calls due to the potential for poor sound quality attributable to latency issues (delays) and lost packets which can prevent real-time transmission.  Recent improvements in packet-switching technology, compression and broadband access technologies, as well as improved hardware and provisioning techniques, have significantly improved the quality and usability of packet-switched voice calls.

Historically, packet-switched networks were built mainly for carrying non real-time data, although they are now fully capable of transmitting real time data. The advantages of such networks are their efficiency, flexibility and scalability. Bandwidth is only consumed when needed. Networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth, and many terminals can share the same connection to the network. As a result, significantly more traffic can be transmitted over a packet-switched network, such as a home network or the Internet, than a circuit-switched telephony network. Packet-switching technology allows service providers to converge their traditionally separate voice and data networks and more efficiently utilize their networks by carrying voice, video, facsimile and data traffic over the same network. The improved efficiency of packet switching technology creates network cost savings that can be passed on to the consumer in the form of lower telephony rates.

The growth of the Internet in recent years has proven the scalability of these underlying packet-switched networks.  As broadband connectivity, including cable modem and digital subscriber line (“DSL”), has become more available and less expensive, it is now possible for service providers like us to offer voice and video services that run over these IP networks to businesses and residential consumers. Providing such services has the potential to both substantially lower the cost of telephone service and equipment to these customers and increase the breadth of features available to our subscribers. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential.

Product and Service Offerings.

Product Offerings.  We are in the process of redesigning, reengineering and developing a new video phone hardware and software platform that will support our video communications business for the next several years.  Utilizing this new platform, the development of our first next generation digital video phone is tracking to our previously announced schedule, with commercial availability on-track and planned for May 2010.  Until our new video phone platform is available, we are utilizing a video phone provided by another company as part of our digital voice and video phone service.

We are developing a next generation digital video phone platform.  Leveraging this new platform, we will be developing a full line of digital video phones to support not only the requirements of the consumer market, but the small office/home office business market as well.  We will also be introducing new features and functionality, while opening the platform for third party development and third party applications.  We strive to push video quality higher while driving costs lower to provide the best value possible to our partners and customers.  We are spending a significant amount of time and energy to ensure that we are well differentiated and offer advantages over our competitors, including as follows:

•
“TV Like” or “True-to-Life” Video.  We expect that the video performance and quality of the new video phone platform will be “natural”, “TV Like”, and “True-to-Life” (meaning that images and sounds are synchronized, that there are minimum delays between the two ends of the communication, and that the quality of the image is similar to what is experienced with television) through technology that ensures precise audio/video synchronization, something our competitors have found difficult to achieve.

•
Networks.  TV Like quality is expected to be maintained across all types of networks, including DSL, cable, carriers and internet service providers, including those that are bandwidth constrained.  We will do this by developing and deploying the latest improvements in compression technology and processing power to help enable and maintain high-quality end-to-end connections.

•
Acoustics.  We have uniquely designed and developed how we handle the audio transmission acoustics to ensure the highest voice quality possible, making it seem like the person you are talking to is standing right beside you.

Video Phone Platform Features.  In addition to providing what we believe to be the highest quality consumer video available, our new video phone platform has many new features, including a large, 7” High-Resolution LCD Screen; a new VGA Resolution CMOS Camera, providing vivid color and clarity; the state-of-the-art Texas Instruments DaVinci Chip Series; the ability to support multiple video and audio codecs, to allow it to operate on, and interoperate within, most networks; digital photo frame; the ability to connect to a large screen LCD/TV; video mail (i.e., the ability to obtain messages via any computer, anywhere in the world); and three-way video conferencing.

Manufacturer.  Our video phones will be manufactured in Asia, to take advantage of lower labor, tooling and components costs than would generally be available in the United States. A formal relationship with Kenemc was established for the volume manufacture of our video phones.  Kenmec’s responsibilities in this role include product design finalization for manufacturing; component selection and procurement; tool sourcing and management; coordination of video phone manufacturing; implementation and monitoring of quality control; and video phone cost reduction.  Although we have no obligation to purchase any particular volume of products from Kenmec, Kenmec is generally required to accept all purchase orders, subject to certain limits described in the Manufacturing Agreement.  As part of our Manufacturing Agreement with Kenmec, we retain formal sign-off control over any product, specification, or component changes proposed by Kenmec.  We also maintain all rights to the video phone technology and intellectual property, as well as the right to second source our video phones.  The Manufacturing Agreement has a term of 2 years, which is automatically extended for successive one year terms unless a party delivers written notice to the other party of its intention not to extend, not less than 120 days prior to the expiration of the then current term.  Kenmec manages our third party component suppliers.  Other than certain semiconductor circuit packages, the components and raw materials used in our video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability.  In certain instances, our semiconductor circuit packages are provided by a single supplier, resulting in reduced control over delivery schedules, quality assurance and costs.  Additionally, our video phone may require specialized or high-performance component parts that may not be available in quantities or in time frames that meet our requirements.

Historical Offering of Products and Services.  We had previously developed the Ojo video phone, ergonomically designed specifically for in-home and business personal video communication, which was our main product offering during the year ended December 31, 2009.  We had identified several issues that have impeded the commercial success and consumer acceptance of video phones and had sought to address each of those issues within the Ojo video phone.  The Ojo video phone was designed for use on the existing high speed data network infrastructure, but required significant effort to assist partners to connect the Ojo video phone to an analog phone line for interoperability with the voice only communications offered by the existing PSTN and VoIP networks. The Ojo video phone, therefore, was generally limited to private high speed data networks without the ability to connect to existing public switched telephone network and VoIP networks.  We are in the process of selling our remaining inventory of Ojo video phones and do not have plans to manufacture any additional Ojo video phone inventory.  In the future, we expect to transition our customers that use the Ojo video phone on our private high speed data network to our digital voice and video phone services and to subsequently stop offering service on our private high speed data network.  Until this transition occurs, our customers that use the Ojo video phone on our private high speed data network will continue to be able to use this service.  Revenue generated from the sale of video phone products and associated services accounted for 100% of our revenue during the year ended December 31, 2009, where the revenue generated from the sale of video phone products accounted for 34% of such revenue and revenue generated from the sale of all associated services accounted for 66% of such revenue.

Service Offerings.  We offer our digital voice and video phone services to customers through service plans with different pricing structures.  In order to access our service, a customer need only connect our video phone to a broadband Internet connection or a standard telephone to a broadband Internet connection through our video phone or another WorldGate-approved analog telephone adaptor.  After connecting the device, our customers can use our video phone or their telephone to make and receive calls.

Subject to certain restrictions, our plans include unlimited local and long distance calling anywhere in the U.S., Canada and Puerto Rico.  For a monthly fee, our customers can choose to add an international calling plan where they can make international calls at reduced per minute rates.  All of our plans include a wide range of features at no additional charge to our customers, such as (1) call waiting, caller ID, call forwarding, voicemail and videomail; (2) selecting a non-local U.S. area code for their telephone number for use with our service, regardless of physical location; (3) using their telephone number to make and receive calls wherever a broadband Internet connection is available by using their video phone or analog telephone adaptor; (4) viewing and managing accounts online, including feature management, call forwarding options and call activity logs; and (5) receiving e-mail notification of a voicemail or videomail.

Customers

Consumer Services.  Customers in the Consumer Services segment include direct retail customers, agents, which include direct selling companies, online marketing and online retail marketing companies, electronic and retail stores, distribution companies with consumer service offerings, and wholesale customer groups who already operate a portion of the service infrastructure, including telecommunication companies, VoIP service providers and select vertical providers in the education and healthcare services markets.

Our sales strategy for the Consumer Services segment has targeted residential customers.  We believe that such customers are attracted to our service offerings because of the availability of the video phone and the competitive pricing as compared to traditional carriers.  No wholesale or end-user customer in our Consumer Services segment accounted for more than 10% of our revenue during the year ended December 31, 2009.  We also compete for business agents and other resellers primarily on the basis of the availability of the video phone, price, service quality and business support systems.

OEM Direct.  Customers in the OEM Direct segment include telecommunications service providers who already have a complete digital voice and video management and network infrastructure, such as incumbent service providers, CLECs, international telecom service providers, cable service providers and select vertical providers in the education and healthcare services markets.

Our sales strategy for the OEM Direct segment has targeted telecommunications carriers and resellers.  Pursuant to the Master Purchase Agreement, ACN DPS has agreed to purchase 300,000 videophones over a two-year period.  The loss of ACN DPS as a customer would have a material adverse effect on our expected future business and operating results.  WGI, our majority stockholder, is a private investment fund whose ownership includes owners of ACN.  During the year ended December 31, 2009, no sales of video phones were made to ACN DPS.

We had $550 of sales of our Ojo video phones to CSDVRS LLC, a provider of telecommunications relay services, that accounted for approximately 90% of our total product revenue during the year ended December 31, 2009.  In addition, during the year ended December 31, 2009, we received payments of $178 for video phones from Aequus, another provider of telecommunications relay services, that, at Aequus’s request, we had not shipped during 2009 and therefore no revenue was recognized during 2009 with respect to such payments.  During the first quarter of 2010, we shipped these products and recognized the revenue with respect to such products.

Marketing

Our marketing objective is to achieve subscriber line goals by cost-effectively acquiring and retaining customers.  We employ an integrated multi-channel approach to marketing.  Our customers have a variety of vehicles to purchase our products and services, through sales agents, via the Internet, by phone, or in a retail store.  We make use of marketing research to gain consumer insights into brand, product and service performance.  We also monitor brand strength among VoIP, broadband and dial-up customers.  Market research is also leveraged in the areas of testing, retention marketing and product marketing.  We believe gaining insights into customer needs, wants and preferences is a key marketing asset.  Through use of the WorldGate brand, we are in the process of establishing relationships to market our services through external retailers, manufacturers, affinity and preferred partnerships and programs.  We believe these relationships will allow us to increase awareness of our services among customers and reduce the cost of customer acquisition.  Through our agents, we plan on using a variety of web-based tools, including banner ads and pop-up windows to target Internet users for our digital voice and video phone services.  As of December 31, 2009, we had sales offices in Trevose, Pennsylvania, Rochester, New York and Concord, North Carolina.

Operations

Management Systems.  We use a number of software systems that enable us to manage our network and service offering more efficiently and effectively, including remote customer provisioning, customer web access, fraud control, network security, call routing, call monitoring, call reliability, detailed call records and robust reporting.

Network.  The global telecommunications network that we use to offer our digital voice and video phone services is provided by D3 through the D3 Agreement and has been optimized for digital voice and video.  In addition, D3 provides us the ability to comply with various regulatory requirements, including providing enhanced 911 service, compliance with the Communications Assistance for Law Enforcement Act, and the ability to provide local number portability to our customers.

Inventory Management.  In coordination with Kenmec, our contract manufacturer, we manage our inventory based on expected sales volumes and manufacturing lead time.  Based on sales projections, we attempt to maintain an adequate level of inventory of video phones to satisfy customer orders and replacement of defective products.  To the extent necessary to address customer demand, lead time for receiving manufactured products from our contract manufacture can be shortened using expedited air delivery rather than delivery by ship.  As part of our digital voice and video phone services, we provide a limited warranty on the video phone provided to the customer as to manufacturing defects for a period of one (1) year from the date of purchase.

Customer Service.  We offer our customers support 24 hours a day, seven days a week through our online account management website and during extended hours through our toll free customer support number. We believe that many customers use our online account management website first when they have a question or problem with their service and that many of them are able to resolve their concerns online without needing to speak to a customer care representative. Our customers can manage almost all aspects of their accounts online. This capability empowers our customers through self-service and reduces our customer service expenses.  Customers who cannot or do not wish to resolve their questions through our website can contact a live customer care representative through our toll free number.  We staff our customer service hotline mainly through outsourced customer care representatives.  All new customer care representatives are trained through an established program developed by WorldGate.  We also have a separate team for resolving customers’ complex issues that could not be handled by our other representatives.  We monitor call quality and customer complaints to determine additional training or coaching requirements.

Management Information and Billing Systems. All customer billing is automated through our website.  We automatically collect all fees from the customer’s credit card or debit card.  By collecting monthly subscription fees in advance and certain other charges either in advance or immediately after they are incurred, we are able to reduce the amount of accounts receivable that we have outstanding, thus allowing us to have lower working capital requirements.  Collecting in this manner also helps us mitigate bad debt exposure.  If a customer’s credit card or debit card is declined, we generally suspend calling involving usage charges, such as directory assistance and international calling.  If the customer’s credit card or debit card cannot be successfully processed for the monthly recurring charge for any billing cycle, we generally convert the customer’s plan to a per minute plan and if, at the beginning of the next monthly billing cycle, the customer’s credit card or debit card cannot be successfully processed, the customer’s account is cancelled and service is terminated.  We believe that our financial reporting and billing systems are generally adequate to meet our needs in the near term. As we grow, we may need to invest additional capital to purchase hardware and software, license more specialized software and increase our capacity.

Intellectual Property

We rely on patent, trade secret, trademark and copyright law to protect our intellectual property.  We believe that our technological position depends primarily on the experience, technical competence and the creative ability of our engineering staff.  We review our technological developments with our engineering staff to identify the features of our technology that provide us with a technological or commercial advantage and file patent applications as necessary to protect these features in the United States and internationally.  Written agreements with each employee require our employees to assign their intellectual property rights to us and to treat all technology as our confidential information.  We have been awarded a patent containing 39 claims issued in April 2007 related to a video phone system and method and a patent for our distinctive design of our Ojo video phone design issued in December 2006.  We also have other patents pending to protect our technology.  Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, there can be no assurance that additional patents will be issued pursuant to our current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

We are the owner of numerous trademarks and have applied for registration of our trademarks in the United States and various foreign countries to establish and protect our brand names as part of our intellectual property strategy.  Some of our registered marks include “WorldGate®”, “Ojo®” and “Ojo Quality®”.  These registered marks have a duration of five years from the date they are registered.

We endeavor to protect our internally developed systems and maintain our patents, trade secrets, trademarks and copyrights. Typically, we enter into confidentiality or license agreements with our employees, consultants, customers and vendors in an effort to control access to and distribution of our technology, software, documentation and other information.

Research and Development

We have made and continue to make substantial investments in the design and development of new video phone products and services, as well as the development of enhancements and features to our products and services.  Future development is expected to focus on the use and interoperability of our products and services with emerging audio and video telephony standards and protocols, enhanced phone features, quality and performance enhancements, unified communication service offerings, and wireless and mobile applications. We believe that the development of new products and services and the enhancement of existing products and services are essential to our success.  We currently employ 24 individuals in research, development and engineering activities in our facilities in Trevose, Pennsylvania.  The cost of such work is not capitalized, but rather it is charged as an engineering and development expense.  Our research and development expenses were $2,693 and $1,807 in fiscal year 2009 and 2008, respectively.

Competition

We compete in the digital telephony services and communications equipment markets providing products and services enabling video communication and collaboration across intranets, extranets and the Internet.  These markets are characterized by rapid change and converging technologies, that represent both an opportunity and competitive threat to us.  We compete with numerous vendors and service providers in each area of our business.  The number of competitors providing solutions may increase as the market evolves, and as we continue to expand globally, we may see new competition in different geographic regions.

Competition for Video Phones.  Many of the current video phone manufacturers have focused on two applications—business video phones and video conferencing.  Business video phones are designed to be located on an executive’s desk and used to personally communicate with colleagues, employees and customers. Video conferencing units are designed for conference rooms where multiple people on one end engage with multiple people on the other end. The following is a brief description of the potential competitors and their impact on the market.

•
Business Phone Products.  Most of these products are targeted for corporate use and are relatively high priced.  Generally, the ergonomic design of these units emulates that of a traditional office telephone with the addition of a camera and display.  The products use standard corporate gray or black material colors, familiar button shapes and designs, traditional style handsets for non-speakerphone conversation and often have business feature sets.  For connectivity these products use VoIP, PSTN or ISDN.  The main competitors in this sector include Cisco, Polycom, 8x8, Motion Media PLC, Grandstream and Leadtek Research.

•
Video Conference Products.  These products are mainly TV-based video conferencing products that are targeted to consumers as a video phone and conferencing device. They use the home television as the display device and utilize either the TV’s speaker or connection to a standard analog phone for the audio portion of the call.  The main disadvantage of this product is that it requires a television to send and receive calls.  In many cases, this would obstruct the ability to watch television while a call is in progress thereby disrupting family television watching for the length of the call. Numerous video conferencing products also exist for the business market.  Typically these devices cost $2 or more and involve complex installations of one or more cameras, monitors, microphones and speakers within a conference room setting.  The videoconference nature of these products eliminates the ability to communicate on a private, one-on-one level.  The main competitors in this sector include Cisco, D-Link Systems, Sony, Sorenson Media and Polycom.

•
Web Cam Products.  Web cams are different from other competitive products in that they did not arise from either business video phones or video conferencing.  Rather, the use of web cams began in the early days of the Internet when “techies” were expanding the capabilities of PC-based content and applications with low-cost computer attachments.  Currently, web cams are often used to display visual information as well as a means for personal communication.  Many popular web sites use web cams to show traffic, weather, personal activities and other visually interesting subjects.  Software such as Skype, Net Meeting, Instant Messenger, iChat and MSN Messenger, is being supported by web cams to provide a video chat option to these Internet-based services. Current web cams typically lack the quality of dedicated video phone devices.  They also require the utilization of separate personal computers which may not be co-located in the same areas where convenient video calls would occur.  Competitors in this category include Logitech, Intel, 3Com, Apple and Creative Technology.

Competition for Services.  The telecommunications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services made possible by technological advances.  In addition, many of our competitors are significantly larger, have substantially greater financial, technical and marketing resources, larger networks and more products for bundling.  We face strong competition for our digital voice and video phone services from incumbent telephone companies, cable companies, alternative voice communication providers and wireless companies.  Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers.  We believe that the principal competitive factors affecting our ability to attract and retain customers are video phone availability, sales channel strategy, customer service, price, call quality, reliability and enhanced services and features.

•
Incumbent Telephone Companies. The incumbent telephone companies have historically dominated their regional markets.  These competitors include AT&T, Qwest Communications and Verizon Communications as well as rural incumbents, such as CenturyLink and Frontier Communications.  These competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base.  In addition, many users of traditional phone service who might otherwise switch to our service may believe that they cannot cancel their traditional phone service without also losing their broadband DSL service.  Other users may not be willing to install our video phone or another WorldGate-approved analog telephone adaptor, accept the limitations of VoIP emergency calling service or forgo service during power outages.  Before subscribing to our service, a substantial majority of our new customers must first decide to terminate their service from their incumbent telephone company or pay for our service in addition to their existing service.

In many cases, we charge prices that are significantly lower than prices charged by the incumbent phone companies. We believe that we currently compete successfully with the incumbent phone companies on the basis of offering the ability to make video calls, the features we offer that they do not (such as area code selection and “virtual” phone numbers that will ring through to an existing subscriber line) and features we offer at no extra charge.  However, the ability of telephone companies to offer DSL last mile connections has significantly enhanced their ability to compete with us on the basis of price and features.  The incumbent phone companies own networks that include a “last mile” connection to substantially all of our existing and potential customers as well as the places our customers call.  As a result, the vast majority of the calls placed by our customers are carried over the “last mile” by an incumbent phone company, and we may be required to indirectly pay access charges to these competitors for each of these calls.  In contrast, traditional wireline providers do not pay us when their customers call our customers.  Their “last mile” connections enable these competitors to bundle phone service with Internet access and television at prices we may find difficult to compete with.  The incumbent phone companies, as well as the cable companies, have long-standing relationships with regulators, legislators, lobbyists and the media.  This can be an advantage for them because legislative, regulatory or judicial developments in our rapidly evolving industry could have a negative impact on us.

•
Cable Companies.  These competitors include companies such as Cablevision, Comcast Corporation, Cox Communications and Time Warner Cable.  Cable companies have significant financial resources and have made and are continuing to make substantial investments in delivering broadband Internet access and phone service to their customers.  Providing Internet access and cable television to many of our existing and potential customers allows them to engage in highly targeted, low-cost direct marketing and may enhance their image as trusted providers of services.  Similar to incumbent telephone companies, cable companies are also aggressively using their existing customer relationships to bundle services.  For example, they bundle Internet access, cable television and phone service with an implied price for the phone service that may be significantly below ours.  They are able to advertise on their local access channels with no significant out-of-pocket cost and through mailings in bills with little marginal cost.  They also receive advertising time as part of their relationships with television networks, and they are able to use this time to promote their telephone service offerings.

Many cable companies send technicians to customers’ premises to initiate service.  Although this is expensive, it also can be more attractive to customers than installing our video phone or another WorldGate-approved analog telephone adaptor.  In addition, these technicians may install an independent source of power, which can give customers assurance that their phone service will not be interrupted during power outages.  Cable companies’ ownership of Internet connections to our customers could enable them to detect and interfere with the completion of our customers’ calls.  While we are not aware of any occurrence, it is unclear whether current regulations would permit these companies to degrade the quality of, give low priority to or block entirely the information packets and other data we transmit over their lines.  In addition, these companies may attempt to charge their customers more for using our services.  This could also apply to phone companies that connect our customers to the Internet.  We believe our ability to successfully compete with cable companies is enhanced by the availability of our video phone and the features we offer that cable companies do not offer (such as portable service and wide choice of area codes).

•
Wireless Telephone Companies.  We also compete with wireless phone companies, such as AT&T, Sprint, T-Mobile and Verizon Wireless.  Some consumers use wireless phones, instead of VoIP phones, as a replacement for a wire line phone.  Also, wireless phone companies increasingly are providing wireless broadband Internet access to their customers.  As wireless providers offer more minutes at lower prices and other services that improve calling quality, their services have become more attractive to households as a competing replacement for wire line service.  Wireless telephone companies have a strong retail presence and have significant financial resources.

•
Alternative Voice Communication Providers.  We also compete against established alternative voice communication providers, such as Skype, iChat, MagicJack, ooma, Google Voice and independent VoIP service providers.  Some of these service providers have chosen to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free.  Google, Apple, Microsoft and Yahoo! also offer free instant messaging services that are voice enabled.  While not all of these competitors currently offer the ability to call or be called by anyone not using their service, line portability and customer service, in the future they may integrate such capabilities into their service offerings.  In addition, a continuing trend toward consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competition.

Government Regulation

We are subject to varying degrees of regulation in each of the jurisdictions in which we operate. Local laws and regulations, and the interpretation of such laws and regulations, differ among the jurisdictions in which we operate. There can be no assurance that (1) future regulatory, judicial and legislative changes will not have a material adverse effect on us; (2) domestic or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations; or (3) regulatory activities will not have a material adverse effect on us.  Regulation of the telecommunications industry has and continues to change rapidly both domestically and globally.

Product Regulation.  Our video phone is required to comply with various laws and government regulations, including Parts 15 and 68 of the Federal Communications Commission’s (“FCC”) regulations in the United States, which relate to radio frequency devices and to terminal equipment that is connected to the telephone network.  Our video phone is also subject to requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (EU RoHS)) and relating to the collection, labeling, recycling, treatment and disposal of past and future covered products in certain jurisdictions, including the Waste Electrical and Electronic Equipment Directive (WEEE) in the European Union.  The legal and regulatory environment that pertains to video phones is uncertain and changing rapidly and new legislation or regulations could substantially impact our ability to distribute our video phone products.

Services Regulation.  Our VoIP services are currently not subject to substantial regulation by the FCC or state regulatory commissions to the extent that they qualify as “enhanced” or “information” services. The FCC defines enhanced services as services that (1) employ computer processing applications that act on the format, content, code, protocol or similar aspects of the subscriber’s transmitted information, (2) provide the subscriber additional, different, or restructured information, or (3) involve subscriber interaction with stored information. Our VoIP service can be classified as an enhanced service because it uses broadband connections using the public Internet and performs a net protocol conversion. Regulators are trying to determine the appropriate regulatory treatment of VoIP services because these services resemble both traditional telephony and information services.  In the United States, our services are subject to the provisions of the Communications Act of 1934, as amended, the FCC regulations, and the applicable laws and regulations of the various states and state regulatory commissions.

Classification of VoIP.  In March 2004, the FCC released a comprehensive notice of proposed rulemaking regarding IP-enabled services, including VoIP service. The notice of proposed rulemaking addresses the regulatory classification of, and jurisdiction over, VoIP and how to preserve key public policy. While the FCC has yet to resolve comprehensively the regulatory classification of IP-enabled services, and this proceeding remains open, the FCC has issued several decisions that affect the regulatory treatment of VoIP services like ours.  The FCC continues to examine the appropriate regulatory treatment of VoIP.  Changes to, and further clarifications of, the treatment of VoIP services could result in the imposition of burdensome regulation and fees on some of our services and/or increase certain of our operating costs.  For example, if the FCC were to determine that our VoIP service is properly classified as a “telecommunications service,” this could have a material adverse effect on our VoIP business and operating results.

Preemption of State Entry Regulations.  In November 2004, the FCC ruled that services provided by a particular VoIP provider are interstate in nature, and not subject to entry regulations of the various state Public Service Commissions. While the decision was specific to the VoIP offering of a particular company, our VoIP service shares many of the same characteristics.  The FCC ruling was appealed by several states and on March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC ruling.

CALEA.  In August 2005, the FCC determined that VoIP services like ours must ensure that their equipment can accommodate law enforcement wiretaps and that they assist law enforcement agencies in conducting lawfully authorized electronic surveillance under the Communications Assistance for Law Enforcement Act (“CALEA”).  We believe that our VoIP products are capable of complying with these requirements.  We cannot predict whether law enforcement or the FCC will find our service in compliance with CALEA, nor can we predict whether we may be subject to fines or penalties if we are found to be not in compliance with CALEA.

E-911.  In June 2005, the FCC adopted new rules requiring VoIP providers like us to provide emergency 911 service in a manner similar to traditional telecommunications carriers.  Through the D3 Agreement, a third-party provider provides us with emergency 911 service solutions.  Our ability to expand our VoIP services in the future may depend upon our ability to provide enhanced 911 (“E-911”) access.  We currently only accept subscribers where E-911 services are able to route emergency calls in a manner consistent with the FCC rules.  Moreover, interconnected VoIP providers are required to distribute stickers and labels warning customers of the limitations associated with accessing emergency services through an interconnected VoIP service, as well as notify and obtain affirmative acknowledgement from our customers that they are aware of the differences between the emergency calling capabilities offered by interconnected VoIP providers as compared to traditional, wireline providers of telephone service.

On June 1, 2007, the FCC released a notice of proposed rulemaking proceeding to consider whether it should impose additional E-911 obligations on interconnected VoIP providers, including consideration of a requirement that interconnected VoIP providers automatically determine the physical location of their customer rather than allowing customers to manually register their location.  The notice of proposed rulemaking includes a tentative conclusion that all interconnected VoIP service providers that allow customers to use their service in more than one location must utilize automatic location technology that meets the same accuracy standards applicable to mobile phone service providers.  We cannot predict the outcome of this proceeding nor its impact on us at this time.  On June 8, 2007, the FCC released an order implementing various recommendations from its Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks Panel, including a requirement that certain interconnected VoIP providers submit reports regarding the reliability and resiliency of their 911 systems.  At this time, we are not subject to these reporting requirements but may become subject in future years.

Universal Service Fund Contribution.  In July 2006, the FCC adopted rules requiring that certain VoIP services contribute to a Universal Service Fund (“USF”).  Certain of our services are subject to USF obligations.  The U.S. Court of Appeals for the District of Columbia ruled that the FCC was within its authority when it required interconnected VoIP service providers to contribute to the USF.  We plan on utilizing the FCC-established safe harbor percentage of 64.9% of total VoIP service revenue with respect to our federal USF contributions.

CPNI.  On April 2, 2007, the FCC released an order extending the application of customer proprietary network information (“CPNI”) rules to interconnected VoIP providers.  CPNI includes information such as the phone numbers called by a consumer, the frequency, duration, and timing of such calls and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer’s bill.  Under the FCC’s existing rules, carriers may not use CPNI without customer approval except in narrow circumstances related to their provision of existing services, and must comply with detailed customer approval processes when using CPNI outside of these narrow circumstances.  The new CPNI requirements are aimed at establishing more stringent security measures for access to a customer’s CPNI data in the form of required passwords for on-line access and call-in access to account information as well as customer notification of account or password changes.  Currently, we do not utilize our customer’s CPNI in a manner which would require us to obtain consent from our customers, but in the event that we do in the future, we will be required to adhere to specific CPNI rules aimed at how such information is utilized.  We have implemented internal processes in order to be compliant with the CPNI rules and we plan on filing our annual certification of our compliance with CPNI rules with the FCC as required.  We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with these CPNI obligations.

Disability Access Requirements.  On June 15, 2007, the FCC expanded the disability access requirements of Sections 225 and 255 of the Communications Act, which applied to traditional phone services, to providers of interconnected VoIP services and to manufacturers of specially designed equipment used to provide those services.  Service providers must ensure that their equipment and service is accessible to and usable by individuals with disabilities, if readily achievable, including requiring service providers to ensure that information and documentation provided in connection with equipment or services be accessible to people with disabilities, where readily achievable, and that employee training accounts for accessibility requirements.  The FCC also found that interconnected VoIP providers were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services (“TRS”) fund and that they must offer 711 abbreviated dialing for access to relay services.  As part of the services provided under the D3 Agreement, D3 provides our customers the ability to access 711 abbreviated dialing for access to relay services.

FCC Regulatory Fees.  On August 6, 2007, the FCC released a Report and Order concerning the collection of regulatory fees for Fiscal Year 2007, which mandates the collection of such fees from interconnected VoIP service providers like us based on reported interstate and international revenues.

Local Number Portability.  On November 8, 2007, the FCC released a Report and Order concerning Local Number Portability. The obligations require interconnected VoIP providers to contribute to shared numbering administration costs on a competitively neutral basis.  We rely on third parties to comply with the required porting timeframes. We could be subject to fines, forfeitures and other penalties by state public utilities commissions or the FCC if we are not able to process ports in the required timeframes or we could face legal liability in state or federal court from customers or carriers.

On May 13, 2009, the FCC adopted an order that reduced to one business day the amount of time that a telecommunications provider has to port a telephone number to another provider.  The North American Numbering Council proposed processes to implement the one-day requirement on November 2, 2009.  Large telecommunication providers (greater than 2% of the nation’s subscriber lines) have nine months to implement the process before the one-day requirement becomes effective on August 2, 2010.  Smaller telecommunication providers, like us, have fifteen months to implement the process before the one-day requirement becomes effective on February 2, 2011.  If we, or third parties we rely upon for porting, have difficulty complying with the new one-day porting requirement after the effective date, we could be subject to FCC enforcement action.

Discontinuance Rules.  On May 13, 2009, the FCC extended discontinuance rules that apply to non-dominant common carriers to interconnected VoIP providers.  The FCC’s rules require non-dominant domestic carriers to provide notice to customers at least 30 days prior to discontinuing service to a telephone exchange, toll stations serving a community in whole or in part, and other similar activities that affect a community or part of a community.  Additionally, carriers must inform certain state authorities of the discontinuation, and obtain prior FCC approval before undertaking the service disruption.  The FCC’s rules allow for streamlined treatment for FCC discontinuance approvals and interconnected VoIP providers will be able to take advantage of the same streamlined procedures afforded to non-dominant carriers.

State Taxes Applicable to VoIP Services.  In general, we collect or remit state or municipal taxes (such as sales and use, excise, utility user, and ad valorem taxes), fees or surcharges on the charges to our customers for the products and services that they purchase.

State Fees Applicable to VoIP Services.  Other state fees and charges may be applicable to our VoIP offering. Some states require the filing of periodic reports, the payment of various fees and surcharges, including 911, TRS and USF fees, and compliance with certain consumer protection rules.  If we are subject to state telecommunications-related fees and surcharges, to the extent permitted by law, we generally pass such charges through to our customers.  The impact of any resulting price increase on our customers or our inability to recoup its costs or liabilities in remitting state telecommunications-related fees and surcharges could have a material adverse effect on our financial position, results of operations and cash flows.

Additional Regulation.  The effect of any future laws, regulations and the orders on our operations cannot be determined.  But as a general matter, increased regulation and the imposition of additional funding obligations increases product and service costs that may or may not be recoverable from our customers, which could result in making our products and services less competitive with traditional telecommunications services if we increase our retail prices or decrease our profit margins if we attempt to absorb such costs.

Geographic Areas

Our product and service offering is focused on the United States market, but we expect to actively seek sales in various international markets in the future.

Employees

As of December 31, 2009, we had 40 total employees (39 full-time employees and one part time employee).  We consider our employee relations to be good.  None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

General Company Information

WorldGate Communications, Inc. was incorporated in Delaware in 1996 to succeed to the business of our predecessor, WorldGate Communications, L.L.C., which commenced operations in March 1995.  In April 1999, we completed our initial public offering of shares of Common Stock. Our Common Stock is quoted on the OTC Bulletin Board under the symbol “WGAT.OB.”  Our executive offices are located at 3190 Tremont Avenue, Trevose, Pennsylvania 19053.

Available Information

We maintain a website with the address www.wgate.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.  You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330.  In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including WorldGate.

Executive Officers of the Registrant

Our current executive officers are:

Name	Age	Position

George E. Daddis Jr.	47	Chief Executive Officer and President

Joel Boyarski	63	Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer

Allan Van Buhler	47	Senior Vice President of Sales, Marketing and Business Development

Christopher V. Vitale	33	Senior Vice President, Legal and Regulatory, General Counsel and Secretary

George E. Daddis Jr. joined WorldGate on August 3, 2009 as our Chief Executive Officer and President.  Prior to joining WorldGate, Mr. Daddis provided consulting in entrepreneurial business strategy and product development from July 2008 through July 2009 for several high-tech firms in New York City and Rochester, New York developing business plans, investor presentations, product roadmaps, and channel development.  From October 2007 through July 2008, Mr. Daddis was President of Allworx, Advanced Solutions Group of Allworx/PAETEC Corp., a national telephone services company headquartered in Rochester, New York.  From 2003 through October 2007, Mr. Daddis was Chief Executive Officer and founder of Allworx Corp., a national provider of small business voice-over-IP telephone systems

Joel Boyarski joined WorldGate in October 1999, and was named Vice President and Chief Financial Officer in September 2002 and Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer in June 2009.  Prior to becoming Vice President and Chief Financial Officer of WorldGate, Mr. Boyarski served in a variety of management positions at TVGateway, LLC and at Joseph E. Seagram and Sons, Inc., including Vice President of Finance and Business Planning for several of Seagram’s Domestic and International divisions including North America, Asia Pacific and Global Duty Free.

Allan Van Buhler joined WorldGate in April 2009 as our Senior Vice President of Sales, Marketing and Business Development responsible for driving WorldGate’s expansion in both new and existing markets.  From March 2003 through April 2009, Mr. Van Buhler served as ACN’s Chief Marketing Officer.  Prior to joining ACN, Mr. Van Buhler held various executive management positions in Consumer and Business Market Management, Product Management, Product Development, Marketing, Finance and Network Operations, including as Vice President and General Manager of Voice Services at Global Crossing.  Mr. Van Buhler is an equity holder in WGI Investor, LLC.

Christopher V. Vitale joined WorldGate in April 2009 as our General Counsel and Secretary and was named Senior Vice President, Legal and Regulatory, General Counsel and Secretary in June 2009.  From April 2006 through April 2009, Mr. Vitale worked as an attorney in the Philadelphia office of the national law firm of Morgan, Lewis & Bockius LLP.  From January 2005 through April 2006, Mr. Vitale was corporate counsel at Avaya Inc., and prior to Avaya began his practice in the New York office of Sullivan & Cromwell LLP.

The executive officers are elected or appointed by the Board of Directors of the Company to serve until the election or appointment of their successors or their earlier death, resignation or removal.  They may also hold positions in subsidiaries of the Company.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks below, as well as all of the other information contained in this Annual Report on Form 10-K and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, in evaluating the Company and our business.  Any of these risks could materially adversely affect our business, financial condition and results of operations and the trading price of our Common Stock.  Investing in our Common Stock involves a high degree of risk, and you should be able to bear the complete loss of your investment.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition and results of operations and the trading price of our Common Stock.

Operational Risks

The growth of our Company is dependent on the growth and public acceptance of our video communication services.

Our future success depends on our ability to significantly increase revenues generated from our video phone and digital voice and video phone services.  In turn, the success of these products and services depends upon, among other things, future demand for VoIP (digital phone service) and video telephony systems and services.  Because the use of our products and service requires that the user be a subscriber to an existing broadband Internet service, usually provided through a cable, digital subscriber line, fiber to the home or a wireless network, slow or limited adoption and availability of broadband services could adversely affect the growth in our sales of video phones, our subscriber base and revenues.  Although the number of broadband subscribers worldwide has grown significantly over the last five years, VoIP and video telephony has not yet been adopted by a majority of consumers. To increase the deployment of broadband Internet services from broadband Internet service providers, telephone companies and cable companies must continue to invest in the deployment of high speed broadband networks to residential and business customers, over which we have no control. In addition, VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be consistently provided. VoIP and video telephony equipment and services must achieve a similar level of reliability that users of the PSTN have come to expect from their telephone service, and the cost and feature benefits of VoIP and video telephony must be sufficient to cause customers to switch away from traditional telephony service providers.  We will need to devote substantial resources to educate customers and end users about the benefits of VoIP and video telephony solutions, in general, and our products and services in particular.  If any or all of these factors fail to occur, our business may be affected adversely.

Certain aspects of our digital voice and video phone service are not the same as traditional telephone service, which may limit the acceptance of our digital voice and video phone services by mainstream consumers and may limit our potential for growth.

For certain users, certain aspects of our service are not the same as traditional telephone service. Our continued growth is dependent on the adoption of our services by mainstream customers, so these differences are important. For example:

•
Both our E-911 and emergency calling services are different, in significant respects, from the 911 service associated with traditional wireline and wireless telephone providers and, in certain cases, with other VoIP providers.

•	Our customers may experience lower call quality than they are used to from traditional wireline telephone companies, including static, echoes and delays in transmissions.

•	Our customers may experience higher dropped-call rates than they are used to from traditional wireline telephone companies.

•
Customers who obtain new phone numbers from us do not appear in the phone book and their phone numbers are not available through directory assistance services offered by traditional telephone companies.

•	Our customers cannot accept collect calls.

•	Our customers cannot call premium-rate telephone numbers such as 1-900 numbers and 976 numbers.

•
In the event of a power loss or Internet access interruption experienced by a customer, our service is interrupted. Unlike some of our competitors, we have not installed batteries at customer premises to provide emergency power for our customers’ equipment if they lose power, although we do have backup power systems for our network equipment and service platform.

If customers do not accept the differences between our digital voice and video phone service and traditional telephone service, they may choose to remain with their current telephone service provider or may choose to return to service provided by traditional telephone companies.

Competition related to our digital voice and video phone services is substantial.

The telecommunications industry is highly competitive.  We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers. Our principal competitors are the traditional telephone service providers, including AT&T, Qwest Communications and Verizon Communications, and rural incumbents such as CenturyLink and Frontier Communications, which provide telephone service based on the public switched telephone network. Some of these traditional providers also have added VoIP services to their existing telephone and broadband offerings. We also face competition from cable companies, such as Cablevision, Comcast Corporation, Cox Communications, and Time Warner Cable, which have added VoIP services to their existing cable television, voice and broadband offerings.  Further, as wireless providers, including AT&T, Sprint, T-Mobile and Verizon Wireless, offer more minutes at lower prices and companion landline alternative services, their services have become more attractive to households as a replacement for wireline service.

Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base.  Because most of our target customers are already purchasing communications services from one or more of these providers, our success with our digital voice and video phone services offering is dependent upon our ability to attract target customers away from their existing providers. Our competitors’ financial resources may allow them to offer services at prices below cost or even for free in order to maintain and gain market share or otherwise improve their competitive positions. Our competitors also could use their greater financial resources to offer VoIP services with more attractive service packages that include on-site installation and more robust customer service. In addition, because of the other services our competitors provide, they may choose to offer VoIP services as part of a bundle that includes other products, such as video, high speed Internet access and wireless telephone service, which we do not offer. This bundle may enable our competitors to offer VoIP service at prices with which we may not be able to compete or to offer functionality that integrates VoIP service with their other offerings, both of which may be more desirable to consumers. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete and reduce our market share and revenues.

We also compete against alternative voice communication providers, such as Skype, iChat, MagicJack, Google Voice and independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free. Google, Apple, Microsoft and Yahoo! also offer free instant messaging services that are voice enabled. In order to compete with such service providers, we may have to reduce our prices, which would delay or prevent our profitability.

We also are subject to the risk of future disruptive technologies. If new technologies develop that are able to deliver competing voice or video services at lower prices, better or more conveniently, it could have a material adverse effect on us.

Given our limited experience in delivering VoIP services, we may not be able to operate successfully or expand this part of our business.

During the second half of 2009, we accelerated initiatives to become a provider of VoIP services. Our experience in providing VoIP services is limited.  Our primary competitors include incumbent telephone companies, cable companies, alternative voice communication providers and wireless companies that have a significant national or international presence.  Many of these operators have substantially greater resources, capital and operational experience than we do.  Therefore, future operations involving our VoIP services may not succeed in the competitive environment, and we may not be able to expand successfully; we may experience margin pressure; we may face quarterly revenue and operating results variability; we may have limited resources to develop and to market the new services; and we have heightened difficulty in establishing future revenues or results.  As a result, there can be no assurance that we will maintain or increase revenues or be able to generate sufficient income from operations or net income in the future or on any predictable or timely basis.

Our success also depends on third parties in our distribution channels.

We currently sell our products and services through our direct, agency, wholesale and OEM direct distribution channels.  Agreements with distribution partners generally provide for one-time or recurring commissions, and generally do not require minimum purchases.  In addition, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling our products and services. Our failure to develop new distribution channels, the loss of a distribution relationship or a decline in the efforts of a material reseller or distributor could have a material adverse effect on our business, financial condition or operating results.

The extent and timing of revenues from our digital voice and video phone service and next generation video phone is not certain.

While we expect revenues related to our new product and service offerings to begin in the second quarter of 2010, the extent and timing of revenues for our digital voice and video phone services and next generation video phones depends on several factors, including the rate of market acceptance of our products and services, the degree of competition from similar products, and our ability to access funding necessary to provide the ability to roll out product and services.  We cannot predict to what extent our digital voice and video phone services and next generation video phones will produce revenues, or when, or if, we will reach profitability.

Current economic conditions may adversely affect our industry, business and results of operations.

The United States economy is currently undergoing a period of slowdown and very high volatility and the future economic environment may continue to be less favorable than that of recent years.  A substantial portion of our digital voice and video phone services revenues comes from residential and small office and home office customers whose spending patterns may be affected by prevailing economic conditions.  If the weakening economy continues to deteriorate, the growth of our business and results of operations may be more impacted.  Economic conditions may cause more households to rely solely on a mobile phone for home telecommunications and eliminate landline connections.  In addition, reduced consumer spending may drive us and our competitors to offer certain services at promotional prices, which could have a material adverse effect on our business, financial condition or results of operations.

A high rate of customer terminations would negatively affect our business by reducing our revenue or requiring us to spend more money to grow our customer base.

Our rate of customer terminations, or average monthly customer turnover, could increase in the future if customers are not satisfied with the quality and reliability of our network, products and core operational platforms and our customer service.  Other factors, including increased competition from other providers, disruptive technologies, general economic conditions and our ability to properly activate and register new customers on the network, also influence our customer turnover rate.

Because of customer turnover, we have to acquire new customers on an ongoing basis just to maintain our existing level of customers and revenues. As a result, marketing expense is an ongoing requirement of our business. If our customer turnover rate increases, we will have to acquire even more new customers in order to maintain our existing revenues. We incur significant costs to acquire new customers, and those costs are an important factor in determining our net losses and achieving future profitability. Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers beyond those budgeted, our revenue could decrease and our operating results could be negatively impacted.

Flaws in our technology and systems could cause delays or interruptions of digital voice and video phone services, damage our reputation, cause us to lose customers and limit our growth.

Our service may be disrupted by problems with our technology and systems, such as malfunctions in our or our partners’ software or other facilities and overloading of our partners’ network.  Our customers and potential customers subscribing to our digital voice and video phone services may experience interruptions as a result of these types of problems.  Interruptions may cause us to lose customers or potential customers and offer substantial customer credits, which could adversely affect our revenue and profitability.  In addition, because our systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “hacker attacks” from the Internet, which could have a significant impact on our systems and services. If service interruptions adversely affect the perceived reliability of our digital voice and video phone services, we may have difficulty attracting and retaining customers and our brand reputation and growth may suffer.

Our business may be harmed if we are unable to maintain data security and meet Payment Card Industry data security standards.

We are dependent upon automated information technology processes.  Any failure to maintain the security of our data and our employees’ and customers’ confidential information, including via the penetration of our network security and the misappropriation of confidential information, could result in financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs. Any such failure also could put us at a competitive disadvantage and result in deterioration in our employees’ and customers’ confidence in us, which may have a material adverse impact on our business, financial condition and results of operations.

Our network, systems and procedures are required to meet Payment Card Industry (“PCI”) data security standards, which requires periodic audits by independent third parties to assess compliance.  PCI data security standards are a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council including American Express, Discover Financial Services, JCB International, MasterCard Worldwide and VISA, to help facilitate the broad adoption of consistent data security measures.  Failure to comply with the security requirements or rectify a security issue may result in fines.  Restrictions on accepting payment cards, including a complete restriction, may be imposed on companies that are not compliant.

Our credit card processors have the ability to take significant holdbacks or propose reserves in certain circumstances.  The initiation of such holdbacks or reserves likely would have a material adverse effect on our liquidity.

Our credit card processors may establish reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary credit card processor practice with respect to companies that bill their customers in advance of providing services.  Under our credit card processing agreements with our Visa/MasterCard, American Express and Discover credit card processors, the credit card processor has the right, in certain circumstances, including adverse events affecting our business, to impose a holdback of our advanced payments purchased using a Visa/MasterCard, American Express or Discover credit card, as applicable, or demand reserves or other security.  If our processors initiate a holdback or impose reserves, the negative impact on our liquidity likely would be significant.  In addition, each of our credit card processing agreements may be terminated by the credit card processor at its discretion.  If the credit card processor does not assist in transitioning our business to another credit card processor, the negative impact on our liquidity likely would be significant.

Our success also depends on our ability to handle a large number of simultaneous calls, which our network may not be able to accommodate.

We expect the volume of simultaneous calls, including video calls, to increase significantly as our subscriber base grows.  The network hardware and software provided by D3 may not be able to accommodate this additional volume.  If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation could be hurt and we could lose customers, which could have a material adverse effect on our business, financial condition or operating results.

Our ability to provide our digital voice and video phone services is dependent upon third-party facilities and equipment, the failure of which could cause delays or interruptions of our service, damage our reputation, cause us to lose customers and limit our growth.

Our success depends on our ability to provide quality and reliable digital voice and video phone service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control.  Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer’s Internet service provider and electric utility company, respectively, and not by us.  The quality of some broadband Internet connections may be too poor for customers to use our services properly.  In addition, if there is any interruption to a customer’s broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service.

We also outsource our network functions to D3.  If D3 fails to maintain its network properly, or fails to respond quickly to problems, our customers may experience service interruptions.  Interruptions in our service caused by third-party facilities may cause us to lose customers, or cause us to offer substantial customer credits, which could adversely affect our revenue and profitability. If interruptions adversely affect the actual or perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation and growth will be negatively impacted.  If D3 ceases providing the services that we depend on, the delay in switching our technology to another network service provider, if available, and qualifying this new service could have a material adverse effect on our business, financial condition or operating results.  While we believe that relations with D3 are good and we have contracts in place, there can be no assurance that D3 will be able or willing to supply cost-effective services to us in the future or that we will be successful in arranging for alternative or additional providers.  While we believe that we could replace D3, if necessary, our ability to provide service to our subscribers could be impacted during this timeframe, and this could have a material adverse effect on our business, financial condition or results of operations.

We rely on third parties to provide our customer service representatives, provide inventory logistics, initiate local number portability for our customers and provide aspects of our E-911 service. If these third parties do not provide our customers with reliable, high-quality service, our reputation will be harmed and we may lose customers.

We offer our customers support 24 hours a day, seven days a week through our online account management website and during extended hours through our toll free customer support number.  We rely on a third party in Toronto, Canada to provide customer service representatives that respond to customer inquiries.  This third-party provider generally represents us without identifying themselves as an independent party.  The ability of this third party provider to provide these representatives may be disrupted by factors not within our control, such as financial viability of the third party, strikes, natural disasters and other adverse events.

Through the D3 Agreement, D3 provides us access to an E-911 provider to assist us in routing emergency calls directly to an emergency service dispatcher at the public safety answering point (“PSAP”) in the area of the customer’s registered location.  Interruptions in service from these vendors could cause failures in our customers’ access to E-911 services and expose us to liability and damage our reputation.  Through the D3 Agreement, D3 also provides us access to a third-party provider that initiates our local number portability, which allows new customers to retain their existing telephone numbers when subscribing to our digital voice and video phone services.  In addition, we utilize a third party to provide logistics support for our inventory of video phones and analog telephone adaptors.

If any of these third parties do not provide reliable, high-quality service, our reputation and our business will be harmed. In addition, industry consolidation among providers of services to us may impact our ability to obtain these services or increase our expense for these services.

We depend on Kenmec, our contract manufacturer, to manufacture substantially all of our video phone products, and any delay or interruption in manufacturing by Kenmec or shortage or lack of availability of components would result in delayed or reduced shipments to our customers and may harm our business.

We do not have long-term purchase agreements with Kenmec and we depend on Kenmec to manufacture our video phone products.  There can be no assurance that Kenmec will be able or willing to reliably manufacture our video phone products, in volumes, on a cost-effective basis or in a timely manner.  If we cannot compete effectively for the business of Kenmec, or if Kenmec experiences financial or other difficulties in their business, our revenue and our business could be adversely affected.  In particular, if Kenmec becomes subject to bankruptcy proceedings, we may not be able to obtain any of our products held by Kenmec.

We also rely on third party component suppliers to provide semiconductor circuit packages for our video phone products.  In some instances, these components are provided by a single supplier.  Our reliance on these suppliers involves a number of risks, including reduced control over delivery schedules, quality assurance and costs.  Kenmec manages our third party component suppliers.  We currently do not have long-term supply contracts with any of these component vendors.  As a result, most of these third party vendors are not obligated to provide products or perform services to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order.  The inability of these third party vendors to deliver components of acceptable quality and in a timely manner, particularly the sole source vendors, could adversely affect our operating results or cause them to fluctuate more than anticipated.  Additionally, some of our products may require specialized or high-performance component parts that may not be available in quantities or in time frames that meet our requirements.

The success of our business partly relies on customers’ continued and unimpeded access to broadband service.  Providers of broadband services may be able to block our products or services or charge their customers more for also using our products or services, which could adversely affect our revenue and growth.

Our customers must have broadband access to the Internet in order to use our digital voice and video phone services and video phones. Some providers of broadband access may take measures that affect their customers’ ability to use our products and services, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for also using our products or services.

It is not clear whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our products and services without interference.  Providers of broadband services are subject to relatively light regulation by the FCC.  Consequently, federal and state regulators might not prohibit broadband providers from limiting their customers’ access to using video phones or VoIP or otherwise discriminating against video phone or VoIP providers.  Interference with our products or services or higher charges for also using our products or services could cause us to lose existing customers, impair our ability to attract new customers and could have a material adverse effect on our business, financial condition or results of operations.  These problems could also arise in international markets.

Because much of our potential success and value lies in our use of internally developed systems and software, if we fail to protect them, it could negatively affect us.

Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally.  While we have two issued patents and one pending patent application that were developed internally, we cannot patent much of the technology that is important to our business.  To date, we have relied on copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality or license agreements with our employees, consultants, customers and vendors in an effort to control access to and distribution of technology, software, documentation and other information.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization.  Policing unauthorized use of this technology is difficult.  The steps we take may not prevent misappropriation of the technology we rely on.  In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States.  Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others.  That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could have a material adverse effect on our business, financial condition or results of operations.

The telecommunications industry is rapidly changing, and if we are not able to adjust our strategy and resources effectively in the future to meet changing market conditions, we may not be able to compete effectively.

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as wireless, broadband, DSL, Internet, VOIP and wireless DSL through use of the fixed wireless spectrum, and the globalization of the world’s economies.  If we do not adjust to meet changing market conditions, including if we do not have adequate resources to do so, we may not be able to compete effectively.  The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements.  Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services that meet evolving industry standards.  If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our business, financial condition or results of operations may be materially and adversely affected.

We need to retain key personnel to support our products and ongoing operations.

The development and marketing of our products and services will continue to place a significant strain on our limited personnel, management, and other resources.  Our future success depends upon the continued services of our executive officers and other key employees, including our key engineering personnel who have critical industry experience and relationships that we rely on to implement our business plan.  None of our officers or key employees are bound by employment agreements for any specific term.  The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our products and services which could have a material adverse effect on our business, financial condition or results of operations.  We currently do not maintain key person life insurance policies on any of our employees.

We may not be able to manage our inventory levels effectively, which may lead to inventory obsolescence that would force us to incur inventory write-downs.

Our video phone products have lead times of up to several months and are built to forecasts that are necessarily imprecise.  Because of our practice of building our products to necessarily imprecise forecasts, it is likely that from time to time we will have either excess or insufficient product inventory.  In addition, because we rely on third party vendors for the supply of components and contract manufacturers to assemble our products, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates that are not within our control.  Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers.  Our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our products could result in legal action from our customers, loss of customers or harm to our ability to attract new customers.  In addition, we are managing the remaining inventory of our original video phone and a third-party developed video phone currently used in our digital voice and video phone service in anticipation of the availability of our next generation video phone.  Failure to sell these video phones could result in inventory obsolescence and substantial write-offs by the Company.  Any of these factors could have a material adverse effect on our business, financial condition or operating results.

We may not be able to meet our product development objectives or market expectations.

Our video phone products are complex and use “state of the art” technology.  Accordingly, our development efforts are inherently difficult to manage and keep on schedule and there can be no assurance that we will be able to meet our development objectives or market expectations.  In addition to development delays, we may experience substantial cost overruns in completing development of our product.  The technological feasibility for some aspects of the products that we envision is not completely established.  Our products may contain undetected flaws.  There can be no assurance that, despite testing by us and by potential customers, flaws will not be found in the product, resulting in loss of or delay in market acceptance.  We may be unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing customer requirements.  Further, there can be no assurance that a competitor will not introduce a similar product.  The introduction by a competitor of either a similar product or a superior alternative to our product, may diminish our technological advantage, render our product and technologies partially or wholly obsolete, or require substantial re-engineering of our product in order to become commercially acceptable.  Our failure to maintain our product development schedules, avoid cost overruns and undetected errors or introduce a product that is superior to competing products would have a materially adverse effect on our business, financial condition and results of operations.

We identified a material weakness in our internal control over financial reporting which was remediated as of September 30, 2009 and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management determined as of December 31, 2008 that the Company had a material weakness related to the lack of internal GAAP expertise to assist with the accounting and reporting of complex financial transactions.  The limited resources of the Company as well as the Company’s focus and efforts toward keeping the Company solvent contributed to the material weakness.  As a result, our management concluded that as of December 31, 2008, its disclosure controls and procedures were not designed properly and were not effective in ensuring that the information required to be disclosed by the Company in the reports that we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

In an effort to remediate the reported material weakness related to the lack of internal GAAP expertise to assist with the accounting and reporting of complex financial transactions, we undertook a number of actions to eliminate the material weakness.  Based on the remedial actions taken, the Company concluded that as of September 30, 2009 and December 31, 2009 it had effective controls through the adoption of new processes and procedures to ensure timely and thorough research and evaluation of accounting and reporting of complex financial transactions.

If we fail to maintain the adequacy of our internal controls, we may not be able to conclude in the future that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to maintain effective internal controls could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our Common Stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

Litigation and Regulatory Risks

We may be subject to damaging and disruptive intellectual property litigation that could materially and adversely affect our business, results of operations and financial condition, as well as the continued viability of our company.

Given the rapid technological change in our industry and our continual development of new products and services, we may be subject to intellectual property infringement claims in the future. Third parties have asserted, and may in the future assert, that the technologies we use infringe their intellectual property rights.  We may be unaware of filed patent applications and issued patents that could include claims covering our products and services.

Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our products and services and could cause us to pay substantial royalties, licensing fees or damages.  The defense of any lawsuit could divert management’s efforts and attention from the ordinary business operations and result in time-consuming and expensive litigation, regardless of the merits of such claims.  If we are forced to defend against any third-party infringement claims, we could face expensive and time-consuming litigation and be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any conduct or technologies that are found to be infringing.  Further, as a result of infringement claims either against us or against those who license technology to us, we may be required, or deem it advisable, to develop non-infringing technology, which could be costly and time-consuming, or enter into costly royalty or licensing agreements.

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.  Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, which could materially harm our business.

These outcomes may:

•	result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;

•
lead to an event of default under the terms of our Revolving Loan with WGI, which could permit WGI to declare due and payable immediately all amounts due under the Revolving Loan, including principal and accrued interest and take action to foreclose upon the collateral securing the indebtedness;

•	cause existing or new vendors to require prepayments or letters of credit;

•	cause our credit card processors to demand additional reserves or letters of credit or make holdbacks;

•	result in substantial employee layoffs;

•	materially and adversely affect our brand in the market place and cause a substantial loss of goodwill;

•
cause our stock price to decline significantly or otherwise cause us to fail to meet the continued listing requirements of any exchange on which our securities may be traded, which could distract management and result in the delisting of our Common Stock from the exchange;

•	materially and adversely affect our liquidity, including our ability to pay debts and other obligations as they become due; and

•	lead to our bankruptcy or liquidation.

Compliance with current and future environmental regulations and worker health and safety laws may be costly and noncompliance with these laws could have a material adverse effect on our results of operations, expenses and financial condition.

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites.  Some of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products. We could be subject to increased costs, fines, civil or criminal sanctions, third-party property damage or personal injury claims if we violate or become liable under environmental and/or worker health and safety laws.

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (EU RoHS)).  The European Union has also finalized the Waste Electrical and Electronic Equipment Directive (WEEE), which makes producers of electrical goods financially responsible for specified collection, labeling, recycling, treatment and disposal of past and future covered products.  The deadline for enacting and implementing this directive by individual European Union governments was August 13, 2004 (WEEE Legislation), although extensions were granted in some countries.  Producers became financially responsible under the WEEE Legislation beginning in August 2005.  Other countries, such as the United States, China and Japan, have enacted or may enact laws or regulations similar to the EU RoHS or WEEE Legislation.  These and other environmental regulations may require us to reengineer certain of our existing products and develop new strategies for the design of new products to utilize components which are more environmentally compatible.  Such reengineering and component substitution may result in delays in product design and manufacture and could cause us to incur additional costs.  We cannot assure you that the costs to comply with these laws, or with current and future environmental and worker health and safety laws will not have a material adverse effect on our results of operation, expenses and financial condition.

Our use of open source software could impose limitations on our ability to commercialize our products.

We incorporate open source software into our products.  Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products.  In such event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Because we incorporate encryption technology into our products, our products are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception.  In addition, various countries regulate the import of certain encryption technology and radio frequency transmission equipment and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries.  Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether.  Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations.

Regulation of VoIP services is developing and therefore uncertain, and future legislative, regulatory or judicial actions could adversely affect our business and expose us to liability.

The United States and other countries have begun to assert regulatory authority over VoIP and are continuing to evaluate how VoIP will be regulated in the future.  Both the application of existing rules to us and our competitors and the effects of future regulatory developments are uncertain.  Future legislative, judicial or other regulatory actions could have a negative effect on our business.  If we become subject to the rules and regulations applicable to telecommunications providers in individual states, we may incur significant litigation and compliance costs, and we may have to restructure our digital voice and video phone service offerings, exit certain markets or raise the price of our digital voice and video phone services, any of which could cause our digital voice and video phone services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.  In addition, because customers can use our services almost anywhere that a broadband Internet connection is available, including countries where providing VoIP services is illegal, the governments of those countries may attempt to assert jurisdiction over us, which could expose us to significant liability and regulation.

If we are unable to improve our process for local number portability provisioning, our growth may be negatively affected.

We support local number portability (“LNP”) for our customers, which allows our customers to retain their existing telephone numbers when subscribing to our services.  We have engaged D3 to handle the manual process of transferring numbers, which, in the past, has taken D3 from two to four weeks or longer, although D3 has taken steps to automate this process to reduce the delay.  A new customer of our services must maintain both our digital voice and video phone service and the customer’s existing telephone service during the number transfer process.  By comparison, transferring wireless telephone numbers among wireless service providers generally takes several hours, and transferring wireline telephone numbers among traditional wireline service providers generally takes a few days.  The additional delay that D3 experiences is due to its reliance on third party carriers to transfer the numbers, as well as the delay the existing telephone service provider may contribute to the process.  Local number portability is considered an important feature by many potential customers and, if we fail to reduce related delays, we may experience increased difficulty in acquiring new customers or retaining existing customers.  Moreover, the FCC now requires interconnected VoIP providers, like us, to comply with industry standard timeframes and a new FCC order shortens the timeframe for certain types of ports considerably.  If we are unable to process ports within the requisite timeframes, we could be subject to fines and/or penalties.

Our emergency and E-911 calling services may expose us to significant liability.

The FCC rules for the provision of 911 service by interconnected VoIP providers, such as the digital voice and video phone service we provide, require that for all geographic areas covered by the traditional wireline E-911 network, interconnected VoIP providers must provide E-911 service as defined by the FCC’s rules.  Under the FCC’s rules, E-911 service means that interconnected VoIP providers must transmit the caller’s telephone number and registered location information to the PSAP for the caller’s registered location.  We only accept subscribers to which we can provide E-911 service.

There are a variety of reasons that potential subscribers may not have access to E-911 service, including refusal by PSAPs to accept VoIP 911 calls, the inability of PSAPs to receive the registered location data from us, and the failure by third party companies with whom we contract to provide the necessary access or complete implementation of the necessary interfaces to the traditional wireline E-911 infrastructure. In addition, it is a subscriber’s responsibility to notify us of any change in the location where they use the service.  Without such notice, if a subscriber uses our digital voice and video phone services at locations other than their registered E-911 location, any 911 calls made by the subscriber will not be routed to the proper PSAP.

Delays our customers may encounter when making emergency services calls and any inability of a PSAP to automatically recognize the caller’s location or telephone number can have negative consequences.  Customers may attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result.  In July 2008, the New and Emerging Technologies 911 Improvement Act of 2008 became law and provided that interconnected VoIP providers have the same protections from liability for the operation of 911 service as traditional wireline and wireless providers.  Limitations on liability for the provision of 911 service are normally governed by state law and these limitations typically are not absolute.  Thus, for example, we could be subject to liability for a problem with our 911 service where our failures are greater than mere negligence.

There may be risks associated with our ability to comply with the requirements of federal and other regulations related to Customer Proprietary Network Information (“CPNI”).

As an interconnected VOIP provider, we are subject to the CPNI rules.  CPNI includes information that appears on customers’ bills such as called telephone numbers, the frequency, duration, time and length of calls; and any services or features purchased by the consumer, like caller ID.  Pursuant to the CPNI rules, interconnected VOIP providers may not use CPNI without obtaining customer consent except in limited circumstances.  Moreover, interconnected VOIP providers are required to adhere to particular customer approval processes when using CPNI outside of pre-defined limits.  The CPNI requirements are also aimed at establishing more stringent security measures for access to a customer’s CPNI data in the form of required passwords for on-line access and call-in access to account information as well as customer notification of account or password changes.  At the present time, we do not utilize our customer’s CPNI in a manner which would require us to obtain consent from our customers but, in the event that we do in the future, we will be required to adhere to specific CPNI rules aimed at marketing such services. Accordingly, we have implemented internal processes in order to comply with the FCC’s CPNI rules.  Our failure to achieve compliance with any future CPNI orders, rules, filings or standards, or any enforcement action initiated by the FCC or other agency, state or task force against us could have a material adverse effect on our business, financial condition or operating results.

We may be exposed to liability resulting from FCC orders regarding access for people with disabilities.

On June 15, 2007, the FCC applied the disability access requirements of Sections 225 and 255 of the Communications Act to providers of interconnected VOIP services, like us, and to equipment manufacturers that make equipment to use with those services.  Section 255 of the Communications Act requires, if readily achievable, service providers to ensure that its equipment and service is accessible to and usable by individuals with disabilities.  Where readily achievable, the relevant regulations also require service providers to ensure that information and documentation provided in connection with equipment or services be accessible to people with disabilities and that employee training account for accessibility requirements.  In addition, the FCC said that interconnected VOIP providers were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services fund and that they must offer 711 abbreviated dialing for access to relay services.  We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties for failure to comply with these rules, any of which could have a material adverse effect on our business, financial condition or operating results.

There may be risks associated with our ability to comply with the requirements of federal law enforcement agencies.

As an interconnected VoIP provider, we are required to comply with the Communications Assistance for Law Enforcement Act (“CALEA”).  The FCC allowed VoIP providers to comply with CALEA through the use of a solution provided by a trusted third party with the ability to extract call content and call-identifying information from a VoIP provider’s network.  While the FCC permits carriers to use such a trusted third party, the interconnected VoIP provider remains ultimately responsible for ensuring the timely delivery of call content and call-identifying information to law enforcement, and for protecting subscriber privacy, as required by CALEA.  Given their access to the network, we use D3 as our trusted third party to facilitate compliance with CALEA.  However, we could be subject to an enforcement action by the FCC or law enforcement agencies for failure by D3, on our behalf, to comply with any current or future CALEA obligations.

Our results of operations may be adversely affected or our retail prices may rise due to increased regulation or the imposition of additional taxes, fees and surcharges.

The FCC mandated the collection of regulatory fees from interconnected VOIP service providers like us based on reported interstate and international revenues.  We cannot predict the impact of any future laws, regulations and orders adopted either domestically or abroad on our operations and services.  But increased regulation and the imposition of additional taxes, fees and surcharges increases the costs associated with providing our service and such taxes, fees and surcharges may or may not be recoverable from our customers.  If we choose to absorb such costs, our profit margins would likely decrease.  Moreover, even if such costs are recoverable or if we choose to maintain profitability, we may need to increase the retail price of our service that could result in making our service less competitive both with other providers of interconnected VOIP service providers and traditional providers of telecommunications services.  The net effect could reduce the number of our subscribers, our revenue and our profit margin, any of which could have a material adverse effect on our business, financial condition or operating results.

Decreasing telecommunications rates and increasing regulatory charges may diminish or eliminate our competitive pricing advantage.

Decreasing telecommunications rates may diminish or eliminate the competitive pricing advantage of our services.  Increased regulation and the imposition of additional regulatory funding obligations at the federal, state and local level could require us to either increase the retail price for our services, thus making us less competitive, or absorb such costs, thus decreasing our profit margins.  We pass Universal Service and E-911 fees and taxes and sales, use and communications taxes onto our customers.  Users who select our services to take advantage of the current pricing differential between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers if pricing differentials diminish or disappear, and we will be unable to use pricing differentials to attract new customers in the future.  Continued rate decreases would require us to lower our rates to remain competitive and would reduce or possibly eliminate any gross profit from our services or result in the loss of subscribers for our services, any of which could have a material adverse effect on our business, financial condition or operating results.

We may incur significant costs and harm to our reputation from lawsuits and regulatory inquiries related to our business practices, which may also divert the attention of our management from other aspects of our business.

Class action litigation and regulatory inquiries are often expensive and time consuming and their outcome may be uncertain.  Any such claims or regulatory inquiries, whether successful or not, could require us to devote significant amounts of monetary or human resources to defend ourselves and could harm our reputation. We may need to spend significant amounts on our legal defense, senior management may be required to divert their attention from other portions of our business, new product launches may be deferred or canceled as a result of any proceedings, and we may be required to make changes to our present and planned products or services. If, as a result of any proceedings, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition and results of operations and harm our reputation.

Technology that we license from third parties may not provide us with the benefits we expect and loss of the ability to license certain technologies may result in delays in product development and sales.

We rely upon certain technology, including hardware and software, licensed from third parties.  There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology which we may seek to license in the future will be available to us on commercially reasonable terms or at all.  The loss of, or inability to maintain, existing licenses could result in shipment delays or reductions until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated, and could harm our business.  These licenses are on standard commercial terms made generally available by the companies providing the licenses. To date, the cost and terms of these licenses individually has not been material to our business.

Financing and Capital Risks

We may need to raise additional capital to support our future operations.

As of December 31, 2009, we had cash and cash equivalents and investments of approximately $578.  Based on management’s internal forecasts and assumptions regarding our short term cash requirements, the increase in and full utilization of the expanded credit line of the Revolving Loan (See Note 9 and Note 16 of the accompanying consolidated financial statements), the planned completion of the development of our new voice and video phone and the commencement of delivery of these new video phones expected in May 2010, the expected placement of purchase orders for the purchase of units by ACN DPS in accordance with the ACN Master Purchase Agreement as amended by the MPA Agreement (See Note 3 and Note 16 of the accompanying consolidated financial statements), and our current forecast for other sales of product and services, we currently believe that we will have sufficient working capital to support our current operating plans through at least December 31, 2010 (See Note 2 of the accompanying consolidated financial statements).  However, there can be no assurance given that these assumptions are correct or that the revenue projections associated with sales of products and services will materialize to a level that will support our current operating plans, provide us with sufficient capital or that sales will be sustainable over the short and long term so as to obviate the need for additional funding.

If we do need to raise additional capital, we may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures.  Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets.  In addition, the credit documentation for our Revolving Loan and Security Agreement with WGI contains affirmative and negative covenants that affect, and in many respects may significantly limit or prohibit, among other things, our and our subsidiaries’ ability to incur, prepay, refinance or modify indebtedness and create liens.  If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution.  New investors may demand rights, preferences or privileges senior to those of existing holders of our Common Stock.  If we are not successful in these actions, we may be forced to reduce the size of our organization which could have a material adverse effect on our business.

We have incurred yearly losses since our inception, and we may continue to incur losses in the future.

We have incurred losses since our inception, and we may continue to incur losses in the future. For the period from our inception through December 31, 2009, our accumulated deficit was approximately $275,745.  For the year ended December 31, 2009, our net loss was $6,336. Our net losses were driven primarily by minimal sales volume and substantial product development costs.  We ultimately may not be successful in achieving profitability at any point in the future.

Our common stockholders may suffer dilution in the future upon exercise of the Anti-Dilution Warrant by WGI and the ACN 2009 and 2010 Warrants.

In connection with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement with WGI, we issued the Anti-Dilution Warrant to WGI, which entitles WGI to purchase up to 129,655,979 shares of Common Stock at an exercise price of $0.01 per share to the extent we issue any capital stock upon the exercise or conversion of any Existing Contingent Equity, Future Contingent Equity, or the ACN 2009 Warrant.  On March 9, 2010, we also issued WGI a warrant to purchase 6,000,000 shares of Common Stock in connection with the amendment of the Revolving Loan Agreement.  The Anti-Dilution Warrant is designed to ensure that WGI may maintain 63% of our issued and outstanding shares of capital stock in the event that any of our capital stock is issued in respect to the Existing Contingent Equity, the Future Contingent Equity or the ACN 2009 Warrant (i.e., upon each issuance of a share pursuant to Existing Contingent Equity, Future Contingent Equity or the ACN 2009 Warrant, the Anti-Dilution Warrant may be exercised for 1.7027027 shares).  The term of the Anti-Dilution Warrant is ten years from the date of issuance, and the shares subject to the Anti-Dilution Warrant will be decreased proportionally upon the expiration of Existing Contingent Equity, Future Contingent Equity and the ACN 2009 Warrant.

In addition, in connection with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement with WGI, we granted ACN DPS a warrant to purchase up to approximately 38,219,897 shares of Common Stock at an exercise price of $0.0425 per share.

On March 30, 2010, in connection with the MPA Amendment, we granted to ACN DPS a warrant to purchase up to 3 million shares of Common Stock at an exercise price of $0.0425 per share.  The warrants granted to ACN DPS will vest incrementally based on ACN DPS’s purchases of video phones under the Master Purchase Agreement.

If the warrants held by WGI or ACN DPS are exercised, our stockholders may experience significant and immediate dilution.

WGI, as our majority stockholder, has the ability to exert a controlling influence over us.

As of December 31, 2009, WGI owned a majority of our outstanding Common Stock.  As a result, WGI is able to exert a controlling influence over all matters presented to our stockholders for approval, including composition of our board of directors and, through it, our direction and policies, including the appointment and removal of our officers; potential mergers, acquisitions, sales of assets and other significant corporate transactions; future issuances of capital stock or other securities by us; incurrence of debt by us; amendments, waivers and modifications to any agreements between us and WGI; payment of dividends on our capital stock; and approval of our business plans and general business development.

In addition, this concentration of ownership may discourage, delay or prevent a change in control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of our Company or result in strategic decisions that could negatively impact the value and liquidity of our outstanding stock.  WGI also has sufficient voting power to amend our organizational documents.  Furthermore, conflicts of interest could arise in the future between us and WGI concerning, among other things, potential competitive business activities or business opportunities.  WGI is not restricted from competitive activities or investments.  We cannot provide assurance that the interests of WGI will coincide with the interests of other holders of Common Stock.  Also, four of our seven directors are affiliated with WGI.  As a result, the ability of any of our other stockholders to influence the management of our company is limited, which could have could have a material adverse effect on the market price of our stock.

The ownership of WGI includes owners of ACN, and we have engaged, and may in the future further engage, in commercial transactions with ACN and its affiliated entities.

WGI is a private investment fund whose ownership includes owners of ACN. Several of the members of our board of directors currently serve as officers and/or directors of ACN.  Because ACN is a direct seller of telecommunications services, we may seek to engage in commercial transactions to provide services to ACN and its subsidiaries in the future, as demonstrated by the Master Purchase Agreement for 300,000 video phones.  Although we expect that the terms of any such transactions will be established based upon negotiations between employees of ACN and us and, when appropriate, subject to the approval of the Audit Committee on our board of directors, there can be no assurance the terms of any such transactions will be as favorable to us as might otherwise be obtained in arm’s length negotiations.

We will be required under applicable accounting guidelines to report significant reductions in the revenue we recognize from sales of our products to ACN and its subsidiaries.

Current accounting principles require that revenue generated as result of the commercial relationship with ACN DPS entered into in April 2009 be reduced to reflect the extent that the ACN Warrants are determined to be consideration given by a vendor to a customer for which an otherwise identifiable benefit has not been received.  The Company will record a charge for the fair value of the portion of the ACN Warrants earned from the point in time when shipments of units are initiated to ACN DPS through the vesting date.  Final determination of fair value of the ACN Warrants will occur upon actual vesting.  Applicable accounting guidance requires that the fair value of the ACN Warrants be recorded as a reduction of revenue to the extent of probable cumulative revenue recorded from ACN DPS.  As a result, investors may not see the revenue expected from our business and this could have a material adverse effect on our stock price.

We may be unable to fully realize the benefits of our net operating loss (“NOL”) carryforwards.

Our ability to utilize our net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior, current or future changes in ownership and tax law as defined under Section 382 of the Internal Revenue Code (“Section 382”).  It is more likely than not that we experienced the following changes of control resulting in the limitations in net operating loss carryforwards:  (1) during October 2008, as a result of the aggregation of shares related to the conversion of the convertible debenture into shares of Common Stock by the convertible debenture holder and (2) during April 2009, as a result of the private placement pursuant to which WGI acquired shares of Common Stock representing 63% of our outstanding Common Stock.

The NOL carryforward limitations under Section 382 would impose an annual limit on the amount of the future taxable income that may be offset by our NOL generated prior to the change in ownership.  If a change in ownership was determined to have occurred, we may be unable to use a significant portion of our NOL to offset future taxable income.  In general, a change in ownership occurs when, as of any testing date, there has been a cumulative change in the stock ownership of the corporation held by 5% stockholders of more than 50 percentage points over an applicable three-year period.  For these purposes, a 5% stockholder is generally any person or group of persons that at any time during an applicable three-year period has owned 5% or more of our outstanding Common Stock.  In addition, persons who own less than 5% of the outstanding Common Stock are grouped together as one or more “public group” 5% stockholders.  Under Section 382, stock ownership would be determined under complex attribution rules and generally includes shares held directly, indirectly (though intervening entities) and constructively (by certain related parties and certain unrelated parties acting as a group).

Our future operating results may vary substantially from period to period and may be difficult to predict.

Our historical operating results have fluctuated significantly and will likely continue to fluctuate in the future, and a decline in our operating results could cause our stock price to fall.  On an annual and a quarterly basis, there are a number of factors that may affect our operating results, many of which are outside our control.  These include, but are not limited to, changes in market demand; the timing of customer orders; customer cancellations; competitive market conditions; lengthy sales cycles; new product introductions by us or our competitors; market acceptance of new or existing products; the cost and availability of components; the mix of our customer base and sales channels; the mix of products sold; the management of inventory; continued compliance with industry standards and regulatory requirements; the impact of any financing we may obtain; and general economic conditions.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this were to occur, the price of our Common Stock would likely decline significantly.

The market price of our Common Stock has been and may continue to be volatile, and purchasers of our Common Stock could incur substantial losses.

Securities markets experience significant price and volume fluctuations.  This market volatility, as well as general economic conditions, could cause the market price of our Common Stock to fluctuate substantially.  The trading price of our Common Stock has been, and is likely to continue to be, volatile.  Many factors that are beyond our control may significantly affect the market price of our shares.  These factors include judgments in our litigation, changes in our earnings or variations in operating results, any shortfall in revenue or increase in losses from levels expected by securities analysts, changes in regulatory policies or tax law, operating performance of companies comparable to us; and general economic trends and other external factors.  If any of these factors causes the price of our Common Stock to fall, investors may not be able to sell their Common Stock at or above their respective purchase prices.

Our Common Stock is quoted on the OTC Bulletin Board, which may increase the volatility of our stock and make it harder to sell shares of our stock.

On October 4, 2007, our Common Stock was delisted from the NASDAQ Capital Market and on October 10, 2007, it commenced being quoted on the OTC Bulletin Board, which tends to be a highly illiquid market.  There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board (as opposed to a national exchange or quotation system), as a result of which stockholders may experience wide fluctuations in the market price of our securities. Thus, stockholders may be required to either sell our securities at a market price which is lower than their purchase price or to hold our securities for a longer period of time than they planned.  Because our Common Stock falls under the definition of “penny stock,” trading in our Common Stock may be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our Common Stock. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors; and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our Common Stock might decline, and stockholders could find it more difficult to sell their stock.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located in Trevose, Pennsylvania in a leased facility consisting of approximately 17,000 square feet.  The lease is cancelable by either party at any time with ninety (90) days prior notice with no termination cost.  Additionally, we lease administrative, sales and customer operations office space from a related party in Rochester, New York and Concord, North Carolina.  Each of our office locations supports each of our business segments.

On March 24, 2010, we entered into a lease agreement for approximately 18,713 square feet of space in Bensalem, Pennsylvania for engineering, corporate and administrative operations and activities.

ITEM 3. LEGAL PROCEEDINGS

We are not party or subject to any material pending legal proceedings.  However, from time to time, we become involved in various legal proceedings, claims, investigations and proceedings that arise in the normal course of our operations. While the results of such claims and litigation cannot be predicted with certainty, we are not currently aware of any such matters that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.01 per share (“Common Stock”), is quoted on the OTC Bulletin Board under the symbol “WGAT.OB.”  The following table shows the high and low inter-dealer bid quotation price as reported by the OTC Bulletin Board, for each quarter of 2008 and 2009, but does not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2008
First Quarter	$$0.20	$0.02
Second Quarter	0.26	0.07
Third Quarter	0.18	0.02
Fourth Quarter	0.40	0.01
Year Ended December 31, 2009
First Quarter	$0.49	$0.20
Second Quarter	0.35	0.20
Third Quarter	1.55	0.29
Fourth Quarter	1.04	0.61

On March 24, 2010, the closing price of our Common Stock was $0.52.  As of March 24, 2010, we had 343 holders of record of our Common Stock.

We have never paid or declared any cash dividends on our Common Stock. We do not anticipate paying any cash dividends in the foreseeable future.  We currently expect to retain future earnings, if any, to finance the growth and development of our business.  Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent on our results of operations, financial condition, contractual restrictions and other factors that our board of directors considers relevant.

Information regarding compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts contained in this Item 7 are in thousands, except per share amounts)

You should carefully read the cautionary note on page 1 regarding important information on forward looking statements made in this Annual Report on Form 10-K including this Item 7.

Results of Operations

General

 We are a leading provider of digital voice and video phone services and next generation video phones.  We design and develop innovative digital video phones featuring high quality, real-time, two-way video.  We also provide a turn-key digital voice and video communication services platform supplying complete back-end support services with a focus on best-in-class customer service.  The unique combination of functional design, advanced technology and use of IP broadband networks provides true-to-life video communication.  As a result, we bring family and friends closer together through an immediate video connection allowing them to instantly hear and see each other for a face-to-face conversation.

We are transitioning from a business model focused primarily on one-time digital video phone equipment sales to delivering an integrated audio and video telephony solution.  Upon completion of the redevelopment of our video phone platform, we will not only offer what we believe is an industry leading line of consumer video phones but we will also provide a turnkey digital voice and video phone service.  By building a service that is able to not only provide video telephony, but also serve as a home’s primary telephone service, we enable a recurring-revenue based business model that encourages service loyalty and one where we are able to bundle in the cost of the video phone itself.  The end result is a lower start-up cost to the consumer driving faster market adoption of our video phones.  Further, we believe WorldGate will be unique in the market in that we will offer an end-to-end solution – digital video phones fully integrated with a digital voice and video phone service – thus ensuring a quick and trouble-free installation process.

We have two reportable business segments: Consumer Services and OEM Direct. The Consumer Services segment is aimed at the marketing and distribution of products and related recurring services to end users. In the Consumer Services segment, we market to three principal groups: (i) directly to retail consumers through the Internet and our corporate website, (ii) through commissioned independent sales agents, and (iii) on a wholesale basis through established telecommunication providers who will offer our video phone bundle as a product extension to their existing customer base. The OEM Direct segment is focused on selling digital video phones and maintenance services directly to telecommunications service providers who already have a digital voice and video management and network infrastructure, such as incumbent service providers, CELCs, international telecom service providers and cable service providers.

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

Our significant accounting policies are described in Note 3 to the accompanying consolidated financial statements for the year ended December 31, 2009.  Judgments and estimates of uncertainties are required in applying our accounting policies in many areas.  Following are some of the areas requiring significant judgments and estimates:  revenue recognition, accounts receivable, inventory valuation, revenue incentive asset, stock based compensation, deferred revenues, deferred tax asset valuation allowances and valuation of derivative liabilities and related warrants.  Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee reviewed our disclosures of these policies.

Revenue Recognition.  Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectibility is reasonably assured, and the delivery and acceptance of the equipment has occurred or services have been rendered.  Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Due to the Company’s limited commercial sales history, its ability to evaluate the collectibility of customer accounts requires significant judgment. The Company continually evaluates its equipment customers’ and service customers’ accounts for collectibility at the date of sale and on an ongoing basis.  Revenues are also offset by a reserve for any price refunds consistent with ASC Topic 605-50.

Video Phone Sales. During the year ended December 31, 2009, the Company did not ship any product to customers with a right of return.  During the year ended December 31, 2008, the Company shipped 9 units with a sales value of $2 to customers with a right of return.  The Company deferred revenues and costs for the sale of units where customers may exercise their right of return only if they do not sell the units to their respective customers.  The Company also deferred revenue in accordance with the guidance related to “bill and hold arrangements” wherein customers were billed for units purchased but shipments had not been made.

Pursuant to the ACN Master Purchase Agreement, ACN DPS has committed to purchase three hundred thousand videophones over a two-year period.  Current accounting principles require that revenue generated be reduced to reflect the extent that ACN Warrants are determined to be consideration given by a vendor to a customer for which an otherwise identifiable benefit has not been received.  The Company will record a charge for the fair value of the portion of the ACN Warrants earned from the point in time when shipments of units are initiated to ACN DPS through the vesting date.  Final determination of fair value of the ACN Warrants will occur upon actual vesting.  Applicable accounting guidance requires that the fair value of the ACN Warrants be recorded as a reduction of revenue to the extent of probable cumulative revenue recorded from ACN DPS.

ACN DPS Development Revenues.  On April 6, 2009, the Company entered into a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN DPS provided the Company with $1,200 to fund certain software development costs during the quarter ended June 30, 2009.  The Company recorded these funds as deferred revenue as of June 30, 2009, pursuant to the Software Development and Integration and Manufacturing Assistance Agreement’s terms which partially compensates the Company for its development of a video phone and licensing thereof.  The Company will recognize revenue from this funding upon completion of the development of the video phone in accordance with guidance for accounting for performance of construction and production type contracts.  The Company did not recognize any revenue related to this agreement during the year ended December 31, 2009.

Accounts Receivable.  We record accounts receivable at the invoiced amount.  Management reviews the receivable balances on a monthly basis.  Management analyzes collection trends, payment patterns and general credit worthiness when evaluating collectibility and may require letters of credit whenever deemed necessary.  Additionally, we have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information.  Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of December 31, 2009 and 2008, we established an allowance for doubtful accounts of $42 and $0, respectively.  The Company did not have any off-balance sheet credit exposure related to our customers.  At December 31, 2009 the Company did not have accounts receivable concentrated with one customer.  At December 31, 2008 approximately 96% of accounts receivable was concentrated with one customer.  Trade accounts receivable at December 31, 2009 and 2008 were $24 and $1,019, respectively.  For the years ended December 31, 2009 and 2008 we recorded bad debt expense of $42 and $0, respectively.

Inventory.  The Company’s inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined on a first-in, first-out cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories.  Factors related to current inventories such as technological obsolescence and market conditions were considered in determining estimated net realizable values. We reflect inventory at the lower of cost or market and reduced our inventory balance by $30 and $0, respectively, for the years ended December 31, 2009 and 2008 to reflect such valuation.  To motivate trials and sales of its products, and to motivate customers to become a subscriber for our digital voice and video phone services, the Company has historically subsidized, and may in the future continue to subsidize, certain of its product sales to customers that result in sales of inventory below cost.  Any significant unanticipated changes in the factors noted above could have an impact on the value of the Company’s inventory and its reported operating results.  At December 31, 2009 and December 31, 2008, the Company’s inventory balance was $763 and $1,176, respectively (net of a reserve of $757 and $0, respectively, for excess and obsolete inventory that is not expected to be utilized in the continued development of the video phone).  Included in the inventory balance reported as of December 31, 2009 and 2008 are costs of units purchased by Aequus in a “Bill and Hold” arrangement of $178 and $745, respectively (See Note 3 of the accompanying consolidated financial statements).

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

We have a full valuation allowance against the net deferred tax asset as of December 31, 2009 and 2008 of $7,784 and $6,357, respectively, due to our lack of earnings history and the uncertainty as to the realizability of the asset. In the future, if sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we would be required to reduce our valuation allowance, resulting in a benefit from income tax in the consolidated statements of operations.

The Company completed  an analyses under Section 382 of the Internal Revenue Code.  Generally Section 382 limits the utilization of an entity’s net operating loss carry forward upon a change in control.  Based on our review, it is more likely than not that the Company experienced a change of ownership in October 2008, as defined under Section 382. Upon the closing of the Private Placement in April 2009, and WGI acquiring 63% of the post transaction shares of the Company, the Company once again experienced an ownership change and concluded that the ability to utilize its remaining net operating loss carryforwards and credit carryforwards will be subject to further annual limitations as a result of current tax law as defined under Section 382 (See Note 8 of the accompanying consolidated financial statements). Prior to the October 2008 change of control, the Company had a net operating loss carryforward (NOL) of approximately $237,440.  Due to annual limitations imposed by Section 382, the Company believes it will be unable to utilize approximately $234,951 of the NOL and the remaining amount of approximately $2,489 may be subject to an annual limitation of $124 for 20 years.

As a result of the second change of ownership in April 2009, the Company believes it is more likely than not that the limitation attributable to the first change of ownership of approximately $124 annually may remain in place limiting approximately $2,489 of NOL.  Further as a result of the April 2009 change of ownership, the Company believes it is more likely than not that the loss attributable to the post October 2008 change in ownership and to the April 2009 change of ownership of approximately $2,921 would be able to be utilized with no limitations.  Any losses incurred after the April 2009 change of ownership (approximately $3,965) would not be limited assuming that the Company does not experience any additional changes of ownership.

The state net operating loss projected to be lost due to IRC Section 382 limitations is approximately $187,356 resulting in approximately $2,489 remaining to be carried forward subject to similar annual limitations. The state net operating losses are also limited by state law and subject to maximum utilization limits.

The federal research and experimentation credit (R&E), which provides tax credit for certain R&E efforts, will also be subject to an annual limitation.  Due to the limitation pursuant to Section 383, all but approximately $25 of the credit was lost effective October 2008.  The federal credits remaining subsequent to the change of ownership will expire in 2028 and 2029.  All state research and experimentation credit carryovers have been refunded and no state credit remains.

Stock-Based Compensation.  We account for stock based compensation using the fair value recognition method, which requires that all stock based compensation be recognized as an expense in the financial statements measured at the fair value of the award.  Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods.  This guidance also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating inflows.   As a result, the Company’s net loss before taxes for the year ended December 31, 2009 and 2008 included approximately $1,012 and $632, of stock based compensation. The stock based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations (See Note 10 of the accompanying consolidated financial statements).

Accounting for Secured Convertible Debentures and Related Warrants.  The Company initially accounted for conversion options embedded in the convertible debentures by bifurcating conversion options embedded in the convertible debentures from their host instruments and accounting for them as free standing derivative financial instruments.   The applicable accounting guidance states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control that they should be classified as a liability and measured at fair value on the balance sheet.

On August 11, 2006 and October 13, 2006, the Company completed a private placement with an institutional investor of convertible debentures in the aggregate principal amount of $11,000.  The convertible debentures had a maturity of three years, an interest rate of 6% per annum, and were convertible at the option of the investors into Common Stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted closing price (“VWAP”) of the Common Stock during the fifteen trading days immediately preceding the conversion date.   Interest was payable at maturity, and the Company may elect to pay the interest amount in cash or shares of its Common Stock.  The Company also granted the holder of convertible debentures a security interest in substantially all of its assets.  Upon any liquidation, dissolution or winding up of the Company, the holders of the convertible debentures would have been entitled to receive the principal amount of the convertible debentures, together with accrued and unpaid interest, prior to any payment to the holders of the Company’s common and preferred stock (See Note 3 of the accompanying consolidated financial statements).

As of December 31, 2009, there was no debt or interest outstanding as a result of the cancellation of the convertible debenture and interest as part of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement (See Note 3 of the accompanying consolidated financial statements).

Results of Operations For the Years Ended December 31, 2009 and 2008.

Revenues.

	For the Year ended December 31
	2009	2008	2009 versus 2008
			$	%
Consumer Services	$385	$408	$(23)	(6)%
OEM Direct	$1,393	$2,561	$(1,168)	(46)%
Total net revenues	$1,778	$2,969	$(1,191)	(40)%

Revenues.  Consumer service revenues consist of shipments of products and related recurring services to end users.  For the year ended December 31, 2009 compared with the year ended December 31, 2008, the decrease of $23 in consumer service revenues primarily reflects the reduction of video phone shipments to end user customers.  Direct OEM revenues consist of digital video phones and maintenance services sold directly to telecommunications service providers who already have a digital voice and video management and network infrastructure.  For the year ended December 31, 2009 compared with the year ended December 31, 2008, the decrease in OEM Direct revenue of $1,168 primarily reflects reduced shipments of product to Aequus of approximately $1,740, partially offset by $552 of product shipments to another customer and increased non-recurring engineering services of $112 realized during the year ended December 31, 2009 (See Note 3 of the accompanying consolidated financial statements. Two customers, (one representing 47% and the other 31%) accounted for 78% of our total revenue for the year ended December 31, 2009.

Cost of Revenues and Gross Profit.

	For the Year ended December 31
	2009	2008	2009 versus 2008
			$	%
Cost of revenues:
Consumer Services	$41	$67	$(26)	(39)%
OEM Direct	$1,373	$1,832	$(459)	(25)%
Total cost of revenues	$1,414	$1,899	$(485)	(26)%

Gross profit:
Consumer Services	$344	$341	$3	1%
Direct OEM	$20	$729	$(709)	(97)%
Total gross profit	$364	$1,070	$(706)	(66)%

Cost of Revenues.  The consumer services cost of revenues consists of direct costs related to product and delivery costs relating to the deliveries of video phones to end user customers.  The OEM Direct cost of revenues consists of direct costs related to product and delivery costs related to deliveries of video phones primarily to resellers and costs related to non-recurring engineering services revenues.  For the year ended December 31, 2009 compared with the year ended December 31, 2008, the decrease in consumer services cost of revenues of $26 primarily reflects decreased costs related to lower consumer services product shipments of $42.  For the year ended December 31, 2009 compared with the year ended December 31, 2008, the Direct OEM cost of revenues decrease of $459 primarily reflects the lower costs of $341 resulting from reduced shipments of video phones of $1,280, primarily to resellers, and reduced non-recurring engineering costs of $275.

Gross Profit.  For the year ended December 31, 2009 compared with the year ended December 31, 2008, the decrease in Consumer services gross margin of $3 primarily reflects the increase $9 of subscriber service revenues.  For the year ended December 31, 2009 compared with the year ended December 31, 2008, the decrease in OEM Direct gross margin of $709 includes the establishment in 2009 of a reserve of $757 relating to certain excess and obsolete inventory and a lower of cost or market adjustment of $30.  There was no reserve established or lower of cost or market adjustment recorded in 2008.   Partially offsetting these decreases in OEM Direct gross margin were decreased costs of non-recurring engineering, training and service center usage revenues recognized from our agreement with Aequus of $275 that had been previously incurred and recorded in 2008. In addition, lower video phone shipments and lower selling prices during the year ended December 31, 2009, compared to the same period in 2008, also contributed to reduced margins in 2009.

Expenses From Operations.

	For the Year ended December 31
	2009	2008	2009 Versus 2008
			$	%
Engineering and development	$2,693	$1,807	$886	49%
Operations	$675	$647	$28	4%
Sales and marketing	$638	$363	$275	76%
General and administrative	$4,215	$3,526	$689	20%
Depreciation and amortization	$302	$266	$36	14%
Total Expenses from Operations	$8,523	$6,609	$1,914	29%

Engineering and Development.  Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of our video phone product.  For the year ended December 31, 2009 compared with the year ended December 31, 2008, the increase of $886 in engineering and development expenses primarily reflects increased staffing of $554, and an increase in development costs of $374, primarily related to the increased development effort on the next generation video phone.

Operations.  Operations expenses consist primarily of the indirect cost of providing the software systems that enable us to manage our network and service offering and the resources necessary to deliver these services, including our network  systems, customer portal, our customer service center, billing expenses, and logistics and inventory management,  For the year ended December 31, 2009 compared with the year ended December 31, 2008, the increase of $28 in operations expenses primarily reflects increased staffing of $71, and the establishment of reserves of $30 and $12 against certain service and product receivables, partially offset by a reduction of $73 in customer service expenses.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation (which includes compensation to manufacturer’s representatives and distributors), attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs related to the continued sales of our video phone products and services.  For the year ended December 31, 2009 compared with the year ended December 31, 2008, the increase of $275 in sales and marketing expenses is primarily the result of increased staffing of $299, primarily related to the new business service model, partially offset by a reduction of $49 in certain marketing promotional expenses.

General and Administrative.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, as well as finance and general management activities, including legal, accounting and professional fees.  For the year ended December 31, 2009 compared with the year ended December 31, 2008, the $689 increase in general and administrative expenses is primarily the result of an increase in non-cash compensation expense of $380 and the accrual of $626 in compensation and severance expenses related to officers that resigned, partially offset by reductions in certain administrative expenses of $237.  The compensation expense related to officers that have resigned will cease on April 7, 2010.  In addition, the year ended December 31, 2009, included a bad debt reserve of $42 primarily related to certain service customers.

Other Income and Expense

	For the Year ended December 31
	2009	2008	2009 Versus 2008
			$	%
Interest and other income	$228	$51	$177	347%
Change in fair value of derivative warrants and conversion options	$4,252	$(4,124)	$8,376	NMF *
Income from service fee contract termination	$395	$3,165	$(2,770)	(88)%
Amortization of debt discount	$(2,918)	$(2,212)	$(706)	32%
Loss on equipment disposal	$(12)	$(295)	$283	96%
Interest and other expense	$(122)	$(328)	$206	63%
Total other (expense)	$1,823	$(3,743)	$5,566	NMF *

*Not meaningful

Interest and Other Income.  Interest and other income consisted of interest earned on cash and cash equivalents and reductions in our accounts payable obligations through negotiated settlements with certain vendors.  During the years ended December 31, 2009 and 2008, we earned interest on an average cash balance of approximately $799 and $559, respectively, and recorded the negotiated cancellation of certain obligations of $227 and $0, respectively.

Change in fair value of derivative warrants and conversion options.  The fair value adjustments of our derivative warrants and conversion options issued in our June 2004 private placement of our Series A Convertible Preferred Stock and Warrants and our August 11, 2006 and October 13, 2006 private placements of secured convertible debentures and warrants are primarily a result of changes in our Common Stock price during each reporting period and anti-dilution provisions that increased the number of outstanding warrants and reduced the warrant exercise price as of December 31, 2008 (See Note 3 of the accompanying consolidated financial statements). As of December 31, 2009 there were no remaining derivative warrants or conversion options from our June 2004 private placement, and as a result there will be no further changes to the fair value recognized in our financial statements related to these derivative instruments.

Income from Service Fee Contract Termination.  On October 8, 2009, we entered into a letter agreement with Aequus to settle all past due obligations owed by Aequus to the Company and we realized $395 for the year ended December 31, 2009 of other income from the elimination of these obligations.  Income from service fee contract termination for the year ended December 31, 2008 of $3,165 consists of payments from Aequus for the elimination of previously agreed service fees with Aequus, which we realized over a ten month period ending January 2009 (See Note 3 of the accompanying consolidated financial statements).

Amortization of Debt Discount.  Amortization of debt discount consists of the amortization of the secured convertible debentures issued in the August 11, 2006 and October 13, 2006 private placements.  The increase of amortization of debt discount of $706 for the year ended December 31, 2009, when compared to the year ended December 31, 2008, is primarily the result of the application of the effective interest rate method to determine the monthly amortization of the discount over the term of the convertible debentures.  This method increases the periodic amortization charged as the convertible debentures reach maturity (See Note 9 of the accompanying consolidated financial statements).  On the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the convertible debentures were terminated and the remaining unamortized discount on the convertible debentures of $2,235 was charged to income and included in amortization of debt discount expense.

Loss on Equipment Disposal.  During the year ended December 31, 2008, certain equipment, furniture and fixtures were sold and disposed of during our move to smaller facilities.  The net loss realized during the year ended December 31, 2008 was $295.  There was a $12 loss realized during the year ended December 31, 2009.

Interest and Other Expense.  The decrease of $206 in interest expense for the year ended December 31, 2009, when compared to the year ended December 31, 2008, primarily consisted of a reduction of interest expense resulting from the elimination in 2009 of interest on the secured convertible debentures issued in the August 11, 2006 and October 13, 2006 private placements upon the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement (See Note 9 of the accompanying consolidated financial statements for).

Income Taxes.  We have incurred net operating losses since inception and accordingly had no current income tax provision and have not recorded any income tax benefit for those losses, since realization of such benefit is currently uncertain.

Liquidity and Capital Resources

Sources of Liquidity.  As December 31, 2009, our primary sources of liquidity consisted of proceeds from notes issued, the sale of Common Stock, the exercise of warrants and options, funds the Company received as a result of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the Commercial Relationship with ACN DPS, borrowings from WGI under the Revolving Loan Agreement, the sale of Ojo video phones and engineering development services.  Cash and cash equivalents are invested in investments that are highly liquid, are high quality investment grade and have original maturities of less than three months.  As of December 31, 2009, we had cash and cash equivalents of $578.

Cash Used in Operations.  We utilized cash from operations of $5,525 and $655, respectively, during the year ended December 31, 2009 and 2008.  Our short term cash requirements and obligations included inventory, accounts payable and capital expenditures from continuing operations and operating expenses during these periods in 2009 and 2008.

Cash Used in Investing Activities.  Cash used in investing activities for the year ended December 31, 2009 was primarily a result of capital expenditures of $536 for investments in equipment and software for new product development.  For the year ended December 31, 2008, cash provided from investment activities was $2.

Cash Provided by Financing Activities.  Cash provided by financing activities during the year ended December 31, 2009 and 2008 was $6,198 and $1, respectively.  During the year ended December 31, 2009, we received cash of $750 from stock issuances, $1,400 of advances from a revolving loan facility, and $3,276 from the exercise of warrants and options (See Note 10 of the accompanying consolidated financial statements).

Operations and Liquidity. We have incurred recurring net losses and have an accumulated deficit of $275,745, stockholders’ deficiency of $2,035 and a working capital deficiency of $1,374 as of December 31, 2009.  We have also experienced severe cash shortfalls, deferred payment of some of our operating expenses, and shut down operations for a period of time in early 2008 to conserve our cash.  On October 28, 2009, we entered into a Revolving Loan and Security Agreement with WGI pursuant to which WGI agreed to provide to the Company, a line of credit in a principal amount of $3,000. On March 9, 2010, the principal amount of the line of credit was increased to $5,000 (See Note 9 and 16 of the accompanying consolidated financial statements).  As of December 31, 2009, the Company had received aggregate advances under this Agreement of $1,400, and during the period January 1, 2010 and through March 24, 2010, the Company received an additional $2,400 in advances against the increased credit line.

As of December 31, 2009, we had $4,435 of liabilities and substantially all of our assets are pledged pursuant to the Revolving Loan.  These liabilities primarily include $1,422 of notes payable, $1,206 of accounts payable and accrued expenses, $1,460 of deferred revenues and income, $100 of accrued compensation and benefits and accrued officer’s compensation and severance of $232.

Our ability to generate cash is dependent upon the sale of our product and services, our ability to enter into arrangements to provide services, and on obtaining cash through the private or public issuance of debt or equity securities.  Given that our voice and video phone business involves the development of a new video phone necessary for the digital video phone service with no market penetration in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of our sales efforts could also have an adverse impact on our ability to raise additional financing.

Based on management’s internal forecasts and assumptions regarding its short term cash requirements, the increase in and full utilization of the expanded credit line of the Revolving Loan (See Note 9 and Note 16 of the accompanying consolidated financial statements), the planned completion of the development of our new voice and video phone and the commencement of delivery of  these new video phones expected in May of 2010, the expected placement of purchase orders for the  purchase of units by ACN DPS in accordance with the ACN Master Purchase Agreement and the accelerated terms under which we receive payment from ACN DPS for such order (See Note 3 of the accompanying consolidated financial statements), and our current forecast for sales of other products and services, we currently believe that we will have sufficient working capital to support our current operating plans through  at least December 31, 2010.  However, there can be no assurance given that these assumptions are correct or that the revenue projections associated with sales of products and services will materialize to a level that will provide us with sufficient capital or that sales will be sustainable over the short and long term so as to obviate the need for additional funding.

If these assumptions do not materialize, or do not materialize in the timeframe we project we will need to obtain additional funding through the private or public issuance of debt or equity securities.  Given that our voice and video phone business involves the development of a new video phone necessary for the digital video phone service with no market penetration in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize to achieve our plan. The lack of success of our sales efforts could also have an adverse ability to raise additional financing.

We continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, asset securitizations, or from other sources to address the risks inherent in our plans and to help insure that we have the adequate financial resources in the event the realization of our plan requires additional time or is faced by additional marketplace challenges.

We continue to focus on the business elements we believe are important for our sustainability. We continue to explore additional service and distribution sales opportunities. We believe that growing the Consumer Services segment of our business, which includes a recurring revenue stream, is an essential element in the long term sustainability our operations.  In addition, we are focused on reducing the cost of our voice and video phone which we believe facilitates the growth of our product and services. Further, we believe that it is essential maintain our video technology leadership in order to support the growth of the combined voice and video market sector.

There can be no assurance given, however, that our efforts will be successful or that any additional financing will be available and can be consummated on terms acceptable to us, if at all.  There can also be no assurance given that any additional sales can be achieved through additional service and distribution opportunities. If we are unable to obtain additional funds, and our plans are not achieved in the planned time frame we may be required to reduce the size of the organization which could have a material adverse impact on our business.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”), in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification, (“Codification”  or “ASC”) as the single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities, except for the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 815 on derivatives and hedging, as to how an entity should determine whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.   Upon adoption of this guidance on January 1, 2009, the Company determined that certain warrants issued on August 11, 2006 and October 13, 2006 were not equity-linked financial instruments, and accordingly, were derivative instruments.  The Company recorded the fair value of these instruments and the resulting cumulative effect of this change in accounting method, as of January 1, 2009 (See Note 3 of the accompanying consolidated financial statements).

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

In October 2009, the FASB issued new accounting guidance, under ASC Topic 605 on revenue recognition, which amends revenue recognition policies for arrangements with multiple deliverables. This guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional.  The Company has not completed its assessment of this new guidance on its financial condition and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries, together with the report of our independent registered public accounting firm, appear at pages F-2 through F-38 of this Annual Report on Form 10-K.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2009.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, its disclosure controls and procedures were designed properly and were effective in ensuring that the information required to be disclosed by the Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There is no assurance that the necessary resources required under the new business model are available going forward to ensure that our reporting systems will continue to be  appropriately designed or effective, or that a future material weakness will not be found in our internal controls over financial reporting or disclosure controls and procedures, which could result in a material misstatement in future financial statements.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

Based on management’s assessment, management concluded that internal controls over financial reporting were effective, as of December 31, 2009. This annual report does not include an attestation report of the Company’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only managements report in this annual report.

(c)  Changes in internal control over financial reporting.

During the quarter ended December 31, 2009 the Company enhanced its procedures and controls over financial reporting.  Enhancements included improved month-end closing and SEC filing procedures and hiring additional experienced staffing. We believe these changes have materially enhanced the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.  Information with respect to our board of directors called for by Item 10 of Form 10-K will be set forth under the caption “Election of Directors” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Compliance.  Information with respect to Section 16(a) compliance of our directors and executive officers called for by Item 10 of Form 10-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

Corporate Governance.  Information with respect to our Corporate Governance called for by Item 10 of Form 10-K will be set forth under the caption “Board of Directors and Committees of the Board” and “Code of Conduct” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

The required information as to executive officers is set forth in Part I hereof and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 of Form 10-K will be set forth under the caption “Executive Compensation and Other Information” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 of Form 10-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Information – Equity Compensation Plan Information” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 of Form 10-K will be set forth under the captions “Certain Relationships and Related Transactions” and “Board of Directors and Committees of the Board – Director Independence” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 of Form 10-K will be set forth under the caption “Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm of the year ending December 31, 2010” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           1. Financial Statements.  The following consolidated financial statements are filed as part of this annual report on Form 10-K:

2. Financial Statement Schedules.  Not applicable.

3. Exhibits.  The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number	Description

3.1
Restated Certificate of Incorporation reflecting all amendments through March 31, 2009 (Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed with the SEC on May 15, 2009)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999, filed with the SEC on May 28, 1999)

3.3
Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 24, 2004 (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the SEC on November 17, 2004)

4.1
Form of Warrant issued by the Company pursuant to the Amended and Restated Securities Purchase Agreement dated as of December 4, 2003 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 2, 2003)

4.2
Form of Additional Investment Right issued by the Company pursuant to the Amended and Restated Securities Purchase Agreement dated as of December 4, 2003 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on December 2, 2003)

4.3
Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated as of January 20, 2004 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 21, 2004)

4.4
Form of Additional Investment Right dated issued by the Company pursuant to the Securities Purchase Agreement dated as of January 20, 2004 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 21, 2004)

4.5
Form of Series A Warrant issued by the Company pursuant to the Securities Purchase Agreement dated as of June 24, 2004 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 25, 2004)

4.6
Form of Series B Warrant issued by the Company pursuant to the Securities Purchase Agreement dated as of June 24, 2004 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 25, 2004)

4.7
Form of Series C Warrant issued by the Company pursuant to the Securities Purchase Agreement dated as of June 24, 2004 (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 25, 2004)

4.8	Form of Warrant issued by the Company to Mr. K. Y. Cho (Incorporated by reference to Exhibit 4.9 to our Registration Statement on Form SB-2 filed with the SEC on May 24, 2005)

4.9
Form of Warrant dated August 3, 2005 issued by the Company pursuant to the Stock Purchase Agreement dated August 3, 2005 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2005)

4.10
Form of Warrant dated August 3, 2005 issued by the Company pursuant to the Stock Purchase Agreement dated August 3, 2005 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 8, 2005)

4.11
Registration Rights Agreement, August 3, 2005, by and among the Company and certain investors, pursuant to the Stock Purchase Agreement dated August 3, 2005 (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on August 8, 2005)

4.12
Investor Registration Rights Agreement, dated August 11, 2006, by and among the Company and Cornell Capital Partners, LP (Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, filed with the SEC on August 14, 2006)

4.13
Form of Amended and Restated Secured Convertible Debenture, originally issued August 11, 2006, dated as of May 17, 2007, issued by the Company to Cornell Capital Partners, LP (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on May 24, 2007)

4.14
Form of amended and restated Secured Convertible Debenture originally issued October 2006, dated may17, 2007, issued by the Company to Cornell Capital Partners, LP (Incorporated by reference to Exhibit 99.3to our Current Report on Form 8-K filed with the SEC on May 24, 2007)

4.15
Warrant, dated April 6, 2009, issued to ACN Digital Phone Service, LLC (Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

4.16
Warrant, dated April 6, 2009, issued to WGI Investor LLC (Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

4.17
Form of Amendment No. 1 to Warrant and Exercise Agreement with respect to the 2004 Amended Warrants (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 26, 2009)

4.18	Form of Amendment No. 1 to Warrant with respect to the 2004 Amended Warrants (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 26, 2009)

4.19
Form of Amendment No. 1 to Warrant and Exercise Agreement with respect to the 2005 Amended Warrants (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 26, 2009)

4.20	Form of Warrant, issued July 8, 2009, by the Company to Mototech, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 10, 2009)

4.21	Form of Amendment No. 1 to Warrant Agreement with respect to the 2007 Warrant (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 20, 2009)

4.22
Revolving Promissory Note, dated October 28, 2009, by WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC  in favor of WGI Investor LLC in a principal amount of $3,000 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2009)

4.23
Promissory Note, dated February 4, 2009, in the amount of $550, issued to WGI Investor LLC (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed with the SEC on May 15, 2009)

4.24
Promissory Note, dated March 24, 2009, in the amount of $200, issued to WGI Investor LLC (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed with the SEC on May 15, 2009)

10.1	Letter Agreement, dated July 8, 2009, between the Company and Mototech, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 10, 2009)

10.2
Manufacturing Agreement, dated September 9, 2003, between the Company and Mototech Inc. (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form SB-2 filed with the SEC on December 24, 2003 (Registration No. 333-111571))

10.3
Letter Agreement, dated October 8, 2009, by and among Snap Telecommunications, Inc., Aequus Technologies Corp., WorldGate Communications, Inc. and OJO Service LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 15, 2009)

10.4
License, Maintenance and Update Services Agreement, dated March 31, 2008, between the Company and Aequus Technologies Corp. (Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on April 17, 2008)

10.5
Revised and Restated Amendment and Master Contract, dated March 31, 2008, between the Company and Aequus Technologies Corp. (Incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on April 17, 2008)

10.6
Master Agreement, dated March 31, 2008, between the Company and Aequus Technologies Corp. (Incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on April 17, 2008)

10.7
Master Manufacturing Agreement, dated November 18, 2009, between Kenmec Mechanical Engineering Co., Ltd. and Ojo Video Phones LLC* [Certain information in this exhibit has been omitted and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended]

10.8
ACN Consumer Communications Equipment Master Purchase Agreement, dated as of April 6, 2009, between ACN Digital Phone Service, LLC and Ojo Video Phones LLC (Incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

10.9
Software Development and Integration and Manufacturing Assistance Agreement, dated as of April 6, 2009, between ACN Digital Phone Service, LLC and Ojo Video Phones LLC (Incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

10.10
Securities Purchase Agreement, dated December 12, 2008, by and between the Company and WGI Investor LLC (Incorporated by reference to Annex A of our Proxy Statement dated February 13, 2009, filed with the SEC on February 13, 2009)

10.11
Registration Rights and Governance Agreement, dated as of April 6, 2009, by and among WorldGate Communications, Inc., WGI Investor LLC, and ACN Digital Phone Service, LLC (Incorporated by reference to Exhibit 10.10 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

10.12
Revolving Loan and Security Agreement, dated October 28, 2009, by and among WGI Investor LLC, WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2009)

10.13
Services Agreement, dated October 12, 2009, between ACN, Inc. and WorldGate Communications, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 16, 2009)

10.14
Master Service Agreement, dated October 9, 2009, between Ojo Service LLC and deltathree, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2009)

10.15
Lease Amendment, dated April 2, 2009, between WorldGate Service, Inc. and 3190 Tremont LLC (Incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2009, filed with the SEC on March 31, 2010)

10.16
1996 Stock Option Plan, as amended and restated effective February 15, 2001 (Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed with the SEC on August 17, 2001) †

10.17	2003 Equity Incentive Plan (Incorporated by reference to Exhibit D of our Proxy Statement dated September 1, 2004, filed with the SEC on September 3. 2004) †

10.18	Amendment No.1 to the WorldGate Communications, Inc. 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 28, 2009) †

10.19	Form A of the Non-Qualified Stock Option Grant (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 28, 2009) †

10.20	Form B of the Non-Qualified Stock Option Grant (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 28, 2009) †

10.21	Offer Letter, dated July 31, 2009, to George E. Daddis Jr. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2009) †

10.22	Offer Letter, dated June 23, 2009, to Allan Van Buhler* †

10.23
Employment Agreement, dated April 6, 2009, between WorldGate Service, Inc. and Joel Boyarski (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009) †

10.24
Employment Agreement, dated April 6, 2009, between WorldGate Service, Inc. and Harold Krisbergh (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009) †

10.25
Employment Agreement, dated April 6, 2009, between WorldGate Service, Inc. and Randall J. Gort (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009) †

10.26
Employment Agreement, dated April 6, 2009, between WorldGate Service, Inc. and James McLoughlin (Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009) †

10.27
Resignation Letter, dated as of April 8, 2009, from Harold Krisbergh to WorldGate Communications, Inc. (Incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009) †

10.28
Resignation Letter, dated as of April 8, 2009, from Randall J. Gort to WorldGate Communications, Inc. (Incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009) †

10.29
Resignation Letter, dated as of May 15, 2009, from James McLoughlin to WorldGate Communications, Inc. (Incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009) †

10.30
Subscription Agreement, dated September 24, 2007, between the Company and Antonio Tomasello (Incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on April 17, 2008)

10.31
Amended and Restated Securities Purchase Agreement, dated as of December 4, 2003, among the Company and the Purchasers (as defined therein) (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 4, 2003)

10.32
Securities Purchase Agreement, dated as of January 20, 2004, among the Company and the Purchasers (as defined therein) (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 21, 2004)

10.33
Securities Purchase Agreement, dated as of June 24, 2004, by and between the Company and the Investors (as defined therein) (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 25, 2004)

10.34
Securities Purchase Agreement, dated as of August 11, 2006, by and among the Company and Cornell Capital Partners, LP (Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, filed with the SEC on August 14, 2006)

10.35
Securities Purchase Agreement, dated as of August 3, 2005, among the Company and the Investors (as defined therein) (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2005)

10.36	Voting Agreement among the Company, Antonio Tomasello and David Tomasello (Incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K filed with the SEC on May 24, 2007)

21	Subsidiaries*

23.1	Consent of Marcum LLP*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

†Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.

FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Stockholders
WorldGate Communications, Inc.

We have audited the accompanying consolidated balance sheets of WorldGate Communications, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WorldGate Communications, Inc. and its subsidiaries as of December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements the Company changed its method of accounting for warrants in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Sub Topic 815-40 “Contracts in Entity’s Own Stock” effective January 1, 2009.

/s/ Marcum LLP
Marcum LLP
Melville, New York
March 31, 2010

WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$578	$429
Trade accounts receivable less allowance for doubtful accounts of $42 at December 31, 2009 and $0 at December 31, 2008	24	1,019
Inventory, net	763	1,176
Prepaid and other current assets	296	161
Total current assets	1,661	2,785
Property and equipment, net	739	234
Deposits and other assets	—	66

Total assets	$2,400	$3,085

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$535	$1,750
Due to related parties	262	0
Accrued expenses	409	1,420
Accrued compensation and benefits	100	173
Accrued severance	232	0
Detachable warrants	—	4,360
Warranty reserve	15	17
Deferred revenues and income	1,460	1,762
Note payable	22	—
Convertible debenture payable (net of unamortized discount of $0 and $2,287, at December 31, 2009 and 2008 respectively)	-	1,793
Total current liabilities	3,035	11,275

Long term liabilities:
Revolving Loan, with related party	1,400	-
Total liabilities	4,435	11,275
Commitments and contingencies
Stockholders’ deficiency:
Preferred Stock, $.01 par value, 13,500,000 shares authorized, and 0 shares issued December 31, 2009 and 2008	-	-
Common Stock, $.01 par value; 700,000,000 and 200,000,000 shares authorized at December 31, 2009 and 2008, respectively; and 337,947,088 and 118,906,345 shares issued and outstanding at December 31, 2009 and 2008, respectively	3,380	1,189
Additional paid-in capital	270,330	261,478
Accumulated deficit	(275,745)	(270,857)
Total stockholders’ deficiency	(2,035)	(8,190)
Total liabilities and stockholders’ deficiency	$2,400	$3,085

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS,  EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31, 2009	Year Ended December 31, 2008

Net revenues	$1,778	$2,969
Cost of revenues	1,414	1,899
Gross profit	364	1,070
Expenses from operations:
Engineering and development (excluding depreciation and amortization amounts of $186, and $58, respectively)	2,693	1,807
Operations(excluding depreciation and amortization amounts of $92 and $126, respectively)	675	647
Sales and marketing (excluding depreciation and amortization amounts of $1 and $11, respectively)	638	363
General and administrative (excluding depreciation and amortization amounts of $23 and $71, respectively)	4,215	3,526
Depreciation and amortization	302	266
Total expenses from operations	8,523	6,609

Loss from operations	(8,159)	(5,539)
Other income (expense):
Interest and other income	228	51
Change in fair value of derivative warrants and conversion options	4,252	(4,124)
Income from service fee contract termination	395	3,165
Amortization of debt discount	(2,918)	(2,212)
Loss on equipment disposal	(12)	(295)
Interest and other expense (includes interest expense of $14 and $0, respectively, with a related party for the years ended December 31, 2009 and 2008)	(122)	(328)
Total other income (expense)	1,823	(3,743)
Net loss	(6,336)	(9,282)
Net loss per common share (Basic and Diluted)	$(0.02)	$(0.13)
Weighted average common shares outstanding (Basic and Diluted)	285,035,357	71,175,379

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(DOLLARS AND SHARES IN THOUSANDS)

	Common Stock		Additional Paid-	Accumulated	Total Stock holders’
	Shares	Amount	In Capital	Deficit	Deficiency

Balance at January 1, 2008	56,940	$569	$259,544	$(261,575)	$(1,462)
Issuance of Common Stock pursuant to employee stock purchase plan	8	-	1	-	1
Issuance of Common Stock upon conversion of convertible debenture	61,958	620	1,301	-	1,921
Non-cash stock based compensation	-	-	632	-	632
Net Loss	-	-	-	(9,282)	(9,282)

Balance at December 31, 2008	118,906	1,189	261,478	(270,857)	(8,190)
Cumulative effect of a change in Accounting principle (See Note 3)	—	-	(1,751)	1,448	(303)

Balance at January 1, 2009	118,906	1,189	259,727	(269,409)	(8,493)
Issuance of Common Stock upon exercise of stock options	534	5	54	-	59
Issuance of Common Stock upon cancellation of obligation to a vendor	3,200	32	807	-	839
Issuance of Common Stock upon exercise of warrants	12,850	129	3,139	-	3,268
Issuance of Common Stock in the WGI transaction	202,462	2,025	(1,325)	-	700
Cancellation of convertible debt and Accrued Interest as consideration exchanged in the WGI transaction	-	-	5,923	-	5,923
Cancellation of the derivative warrant as consideration exchanged in the WGI transaction	-	-	623	-	623
Reclassification of the derivative warrant upon exercise	-	-	370	-	370
Non-cash stock based compensation			1,012		1,012
Adjustment for roundings	(5)	-	-	-	-
Net Loss	—	-	-	(6,336)	(6,336)

Balance at December 31, 2009	337,947	$3,380	$270,330	$(275,745)	$(2,035)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Year Ended December 31, 2009	Year Ended December 31, 2008

Cash flows from operating activities:
Net loss	$(6,336)	$(9,282)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	302	266
Amortization of debt discount	2,918	2,212
Change in fair value of derivative warrants and conversion options	(4,252)	4,124
Loss on disposal of fixed assets	12	295
Inventory reserve	787	-
Non-cash stock based compensation	1,012	632
Bad debt expense	42	-
Changes in operating assets and liabilities:
Trade accounts receivable	114	(853)
Other receivables	(14)	5
Inventory	(374)	(119)
Prepaid and other current assets	(121)	26
Deposits and other assets	66	55
Accounts payable	(671)	1,003
Due to a related party	262	0
Accrued expenses and other current liabilities	35	(596)
Accrued severance	232	-
Accrued compensation and benefits	(73)	99
Warranty reserve	(2)	(32)
Deferred revenue and income	536	1,510
Net cash used in operating activities	(5,525)	(655)

Cash flows from investing activities:
Capital expenditures	(536)	(2)
Proceeds from the sale of property and equipment	12	4
Net cash (used in) provided by investing activities	(524)	2

Cash flows from financing activities:
Proceeds from issuance of common stock	4,026	1
Proceeds from the issuance of notes	836	-
Proceeds from revolving loan with related party	1,400	0
Repayments of notes	(64)	-
Net cash provided by financing activities	6,198	1
Net increase (decrease) in cash and cash equivalents	149	(652)
Cash and cash equivalents, beginning of year	429	1,081
Cash and cash equivalents, end of year	$578	$429

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share and per unit amounts)

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

The Company is a provider of digital voice and video phone services and next generation video phones. The Company designs and develops digital video phones featuring real-time, two-way video. It also provides a turn-key digital voice and video communication services platform supplying complete back-end support services.

The Company is transitioning from a business model focused primarily on one-time digital video phone equipment sales to delivering an integrated audio and video telephony solution. Upon completion of the redevelopment of its video phone platform, the Company will not only offer a line of consumer video phones but the Company will also provide a turnkey digital voice and video phone service.

The Company markets its video phone equipment, communications and support services through two segments.

Through its Consumer Services segment, the Company markets its video phone equipment, bundled with digital voice and video phone service and support, principally to end user consumers. In the Consumer Services segment, the Company markets to three principal groups (i) directly to retail consumers through the Internet and the corporate website (“Direct Retail”), (ii) through commissioned independent sales agents (“Agency”) and (iii) on a wholesale basis through established telecommunication providers who will offer the Company’s video phone bundle as a product extension to their existing customer base (See Note 13).

Through its Original Equipment Manufacturer (the “OEM Direct”) segment the Company distributes its digital video phones directly to telecommunications service providers who already have a complete digital voice and video management and network infrastructure, such as incumbent service providers, competitive local exchange carriers, international telecom service providers and cable service providers (See Note 13).

2. Liquidity Considerations

Key Events. During the year ended December 31, 2009, the Company completed a number of activities that were significant in providing resources and capital that enabled the Company to resume pursuit of its business plan.

On April 6, 2009, the Company completed a private placement of securities to WGI Investor LLC (“WGI”), pursuant to the terms of a Securities Purchase Agreement, dated December 12, 2008 (the “Securities Purchase Agreement”), between the Company and WGI, involving the receipt of cash, the issuance of warrants, the cancellation of convertible debt and derivative warrants and resulting in WGI owning approximately 63% of the Company (See Note 3).

Concurrently with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the Company entered into a commercial relationship with ACN Digital Phone Service, LLC (“ACN DPS”), a subsidiary of ACN, Inc. (“ACN”), pursuant to which the Company agreed to design and sell video phones to ACN DPS (the “Commercial Relationship”). As part of the Commercial Relationship, the Company entered into two agreements with ACN DPS: a Master Purchase Agreement pursuant to which ACN DPS committed to purchase 300,000 videophones over a two-year period (the “Master Purchase Agreement”) and a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN DPS committed to provide the Company with $1.2 million to fund associated software development costs. In connection with the Commercial Relationship, the Company granted ACN DPS a warrant to purchase up to approximately 38.2 million shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) at an exercise price of $0.0425 per share (the “ACN 2009 Warrant”). The ACN 2009 Warrant vests incrementally based on ACN DPS’s purchases of video phones under the Commercial Relationship.

On October 28, 2009, the Company and WGI entered into a Revolving Loan agreement (See Note 9 and Note 16), which after being amended on March 9, 2010 provides for borrowings of up to $5,000.

Cash and Cash Flow. As of December 31, 2009, the Company had cash and cash equivalents of $578. The Company’s cash used in operations for the year ended December 31, 2009 was $5,525. The $2,650 of aggregate funds the Company received as a result of (a) the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, (b) the Commercial Relationship with ACN DPS (See Note 3), (c) the net proceeds from the exercise of certain warrants totaling $3,268 and (d) $1,400 of funds received under the Revolving Loan contributed to the generation of funds during the year ended December 31, 2009 and have provided financing for the on-going operations of the Company.

Liabilities. The Company had $4,435 of liabilities at December 31, 2009. These liabilities primarily include $1,422 of the Revolving Loan and notes payable, $1,206 of accounts payable and accrued expenses, $1,460 of deferred revenues and income, $100 of accrued compensation and benefits and accrued officer’s compensation and severance of $232. Substantially all of the Company’s assets were pledged as collateral as of December 31, 2009 pursuant to the Revolving Loan.

Increase in Executive Compensation. As of December 31, 2009, the Company increased its annual compensation obligations for officers and senior executives of the Company by $825 as a result of hiring additional members of senior management and the remaining severance payments to Messrs. Krisbergh, Gort, and McLoughlin, pursuant to their resignation. The accrued severance compensation for Messrs. Krisbergh, Gort, and McLoughlin is scheduled to be paid in full by April 7, 2010. As of December 31, 2009, the Company accrued $232 in officer’s compensation and severance.

Net Losses and Impact on Operations. The Company has incurred recurring net losses and has an accumulated deficit of $275,745, stockholders’ deficiency of $2,035 and a working capital deficiency of $1,374.

Liquidity Plan. The Company’s ability to generate cash is dependent upon the sale of its product and services, its ability to enter into arrangements to provide services, and on obtaining cash through the private or public issuance of debt or equity securities. Given that the Company’s voice and video phone business involves the development of a new video phone necessary for the digital video phone service with no market penetration in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of the Company’s sales efforts could also have an adverse impact on the Company’s ability to raise additional financing.

Based on management’s internal forecasts and assumptions regarding its short term cash requirements, the increase in and full utilization of the expanded credit line of the Revolving Loan (See Note 9 and Note 16), the planned completion of the development of the Company’s new voice and video phone the commencement of delivery of these new video phones expected in May 2010, the expected placement of purchase orders for the purchase of units by ACN DPS in accordance with the ACN Master Purchase Agreement and the accelerated timing for the receipt of funds from ACN DPS for the purchase of video phones (See Note 3), and the Company’s current forecast for sales for other products and services, as of March 2010, the Company believes that it will have sufficient working capital to support its current operating plans through at least December 31, 2010.

If these assumptions do not materialize, or do not materialize in the projected timeframe the Company will need to obtain additional funding through the private or public issuance of debt or equity securities. The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, asset securitizations, or from other sources to address the risks inherent in its plans and to help insure that the Company has the adequate financial resources in the event the realization of its plan requires additional time or is faced by additional marketplace challenges.

The Company continues to focus on the business elements that it believes are important for its sustainability. The Company continues to explore additional service and distribution sales opportunities. The Company believes that growing the Consumer Services segment of its business, which includes a recurring revenue stream, is an essential element in the long term sustainability of its operations. In addition, the Company is focused on reducing the cost of its voice and video phone which it believes facilitates the growth of the Company’s product and services.

There can be no assurance given, however, that the Company’s efforts will be successful or that any additional financing will be available and can be consummated on terms acceptable to the Company, if at all. There can also be no assurance given that any additional sales can be achieved through additional service and distribution opportunities. If the Company is unable to obtain additional funds, and its plans are not achieved in the planned time frame the Company may be required to reduce the size of the organization which could have a material adverse impact on its business.

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates relate to revenue recognition, accounts receivable, inventory valuation, deferred tax valuation allowances, deferred revenues, valuation of derivative liabilities and related warrants, and stock based compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

The Company records accounts receivable at the invoiced amount. Management reviews the receivable balances on a monthly basis. Management analyzes collection trends, payment patterns and general credit worthiness when evaluating collectability and may require letters of credit whenever deemed necessary. Additionally, the Company has an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2009 and 2008, the Company had total trade receivables of $66, and $1,019, respectively, and an allowance for doubtful accounts of $42 and $0, respectively. Bad debt expense recorded for the years ended December 31, 2009 and 2008 was $42 and $0, respectively, and is recorded in general and administrative expenses.

Inventory

The Company’s inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined on a first-in, first-out cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions were considered in determining estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values. To motivate trials and sales of its products the Company has historically subsidized, and may in the future continue to subsidize, certain of its product sales to customers that result in sales of inventory below cost. Any significant unanticipated changes in the factors noted above could have an impact on the value of the Company’s inventory and its reported operating results. At December 31, 2009 and 2008, the Company’s inventory balance was $763 and $1,176, respectively (net of a reserve of $757 and $0, respectively, for excess and obsolete inventory that is not expected to be utilized in the continued development of the video phone) and a $30 and $0, respectively, lower of cost or market adjustment (See Note 4).

Property and Equipment

Property and equipment is carried at original cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets. The Company depreciates furniture and fixtures over seven years; office equipment over five years; and computer equipment and trade show exhibits over three years. Leasehold improvements are capitalized and amortized on a straight-line basis over the shorter of their useful life or the term of the lease. Maintenance and repairs are expensed as incurred. When the property or equipment is retired or otherwise disposed of, related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the consolidated statement of operations.

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

Accounting for Secured Convertible Debentures and Related Warrants.

General Terms of Convertible Debentures. On August 11, 2006 and October 13, 2006, the Company issued convertible debentures in the aggregate principal amount of $11,000. The Company received $6,000 ($5,615, net of transaction costs) upon the closing of the transaction on August 11, 2006 (the “First Tranche”) and the remaining $5,000 ($4,700, net of transaction costs) was received on October 13, 2006 (the “Second Tranche”). The convertible debentures had a maturity of three years from the date of issuance, an interest rate of 6% per annum, and were convertible at the option of the investors into Common Stock at a conversion price equal to the lesser of $1.75 per share or 90% of the average of the five lowest daily volume weighted closing price (“VWAP”) of the Common Stock during the fifteen trading days immediately preceding the conversion date (subject to adjustment in the event of stock dividends, splits and certain distributions to stockholders, fundamental transactions, and future dilutive equity transactions). Interest was payable at maturity, and the Company had the option to pay the interest amount in cash or shares of its Common Stock. The Company also granted the holder of convertible debentures a security interest in substantially all of its assets. The Company recorded interest and accrued interest expense of $64 and $328 for the years ended December 31, 2009 and 2008, respectively.

Upon any liquidation, dissolution or winding up of the Company, the holders of the convertible debentures would have been entitled to receive the principal amount of the convertible debentures, together with accrued and unpaid interest, prior to any payment to the holders of the Company’s common and preferred stock.

Amendment To Convertible Debentures. On May 18, 2007, the terms of the convertible debentures were amended to remove the investor’s ability, upon conversion of the debenture, to demand cash in lieu of shares of Common Stock and to clarify that the Company may issue restricted shares if there is no effective registration statement at the time of conversion. This amendment of the terms of the convertible debenture resulted in the Company reclassifying the derivative conversion option liability embedded in the convertible debentures from debt to equity.

Restrictions on Convertible Debentures. The convertible debenture could not be converted below $1.75 per share (i) which would exceed $500 in principal amount in any calendar month or (ii) which would result in the issuance of more than 840,000 shares of Common Stock per calendar month (provided that this maximum share limit would be waived by the Company unless it elected to pay the holder in cash the difference in value between 840,000 shares and the number of shares the holder wished to convert, up to the $500 per month conversion limit). If the Company was in default under the convertible debentures, these limitations would be waived. The convertible debenture could be converted at $1.75 per share without restriction.

In no case, however, could the holder convert the convertible debentures if it would result in beneficial ownership by the holder of more than 9.99% of the Company’s outstanding Common Stock (though this provision could be waived by the holder upon 65 days prior notice).

In addition, with respect to all of the convertible debentures, the aggregate number of shares that were issuable upon conversion, exercise of the warrants (described below), payment for commitment shares (described below), and payment of liquidated damages (described below) was limited to 61,111,111 shares of Common Stock. In December 2008, the share limitation of the aggregate number of shares to be issued was increased to 75,368,811 shares of Common Stock.

The convertible debentures provided that the Company had the right to redeem all or any portion of the principal amount of the debentures in cash at any time upon not less than four business days notice if the closing price of its stock is less than $1.75 per share. Such early redemption would require the Company to pay a 10% prepayment premium. In addition, without any prepayment premium, the Company had the right to force the holder to convert a maximum of $500 of the aggregate principal amount of the debentures in any thirty day period if for five consecutive trading days the VWAP of its Common Stock is above $1.925 per share but less than $3.50 per share and provided the daily trading volume exceeded 200,000 shares for these five days, and certain other conditions were met. If the VWAP of Common Stock was greater than $3.50 per share for 30 consecutive trading days, the daily trading volume exceeds 250,000 shares for five days prior, and if certain other conditions are met, the Company could have also forced the holder to convert all or any portion of the outstanding principal and interest into shares of Common Stock without any prepayment premium.

In December 2008, WGI acquired all of the outstanding convertible debentures and the August and October 2006 warrants owned by the initial holder of the debentures. On December 12, 2008, the Company entered into the Securities Purchase Agreement with WGI pursuant to which the Company agreed to issue to WGI an aggregate of 202,462,155 shares of Common Stock and the Anti-Dilution Warrant (See Note 10) in exchange for (i) cash consideration of $1,450, (ii) the cancellation of convertible debentures held by WGI under which approximately $5,100 in principal and accrued interest was outstanding, and (iii) the cancellation of the August and October 2006 warrants held by WGI which closed on April 6, 2009.

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

From January 1, 2009 through closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement when the debentures were cancelled, there were no conversions of the debentures. As a result, during the year ended December 31, 2009 there were no issuances of Common Stock related to the debentures. During the year ended December 31, 2008, $1,921 in face value of the convertible debentures was converted, resulting in the issuance of 61,956,168 shares of Common Stock. The Company waived the 840,000 monthly shares limitation with respect to these conversions. As a result of the amortization, $2,918 of the discount on the convertible debenture has been charged to amortization of debt discount for the year ended December 31, 2009, which includes the effects of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement. During the year ended December 31, 2008, $2,212 of the discount on the convertible debenture was charged to discount amortization. At December 31, 2008, the balances of the convertible debentures and the offsetting related discount were $4,080 and $2,287, respectively. As of December 31, 2009, there was no debt or interest outstanding as a result of the cancellation of the convertible debenture and interest as part of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement.

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

Accounting for Derivative Instruments.

The Company accounted for certain warrants, including the warrants issued as part of the June 2004 private placement of preferred stock and the warrants issued as part of the August and October 2006 private placement of convertible debentures, as a derivative liability using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded in operations. The August and October 2006 warrants were cancelled as part of the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement. On June 23, 2009, the Company amended the exercise price and other provisions of certain Series A warrants to purchase Common Stock of the Company issued June 23, 2004 and certain Series B warrants to purchase Common Stock issued June 23, 2004 (collectively the “2004 Amended Warrants”) representing rights to purchase 8,771,955 shares of Common Stock and that would have expired on June 23, 2009. The exercise price of the 2004 Amended Warrants was amended to $0.25 per share of Common Stock and the expiration date of the 2004 Amended Warrants was amended to August 7, 2009. All of the 2004 Amended Warrants were exercised as of December 31, 2009. All Series B Warrants to Purchase Common Stock of the Company issued June 23, 2004 that were not included in the 2004 Amended Warrants had expired unexercised during 2009. The Company recognized a total non-cash gain of $4,252 for the year ended December 31, 2009 and a non-cash charge of $4,124 for the year ended December 31, 2008, for these derivative warrants, based on the following criteria, each of which impact on the fair value of the derivative, using the Black-Scholes valuation model.

	June 2004 Private Placement Warrants
Criteria	December 31, 2009*	December 31, 2008
Common Stock price per share	$0.30 - $0.35	$0.38
Applicable volatility rates	68% -58%	451%
Risk-free interest rates	0.17% - 19%	0.27%
Contractual life of instrument	0.101 - 0.063 years	0.5 years

* Reflects a range of assumptions underlying the exercises during the quarter ended September 30, 2009

The following table summarizes the derivative instruments (warrants) liability for the year ended December 31, 2009:

	June 2004 Private Placement	August & October 2006 Private Placement	Total
Outstanding liability, December 31, 2008	$4,360	-	$4,360
Cumulative effect of the change in accounting principal, January 1, 2009	-	$885	885
Net non-cash gain in fair value	(3,990)	(262)	(4,252)
Cancellation of warrants April 6, 2009	-	(623)	(623)
Reclassification to equity upon exercise of warrants during the year ended December 31, 2009	(370)	-	(370)
Outstanding, December 31, 2009	$0	$0	$0

The Company accounts for common stock and warrants issued to third parties, including customers, by amortizing the value of the instrument, determined as of the vesting date, over the related service period.

Accounting for the WGI / ACN DPS transaction

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

The total fair value of these elements received by the Company was determined by the Company to be approximately $7,199.  In connection with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the Company issued to WGI (i) 202,462,155 shares of Common Stock and (ii) a ten year Anti-Dilution Warrant, with an exercise price of $0.01, to purchase up to approximately 140.0 million shares of Common Stock in certain circumstances.  The Company determined that the fair value of the securities issued to WGI was equivalent to the consideration received by the Company, as value for these elements were the most relevant to the transaction and clearly determinable compared  to a valuation of the securities issued by the Company based principally upon the closing price of the Company’s Common Stock. The Company has determined that while WGI and ACN share common ownership the WGI transaction none the less should be reflected as a stand alone equity transaction valued at approximately $7,199.

In addition, in connection with the Commercial Relationship entered into with ACN DPS on April 6, 2009, the Company granted ACN DPS the ACN 2009 Warrant to purchase up to approximately 38.2 million shares of Common Stock at an exercise price of $0.0425 per share.  The ACN 2009 Warrant will vest incrementally based on ACN DPS’s purchases of videophones under the Commercial Relationship.  The Company will record a charge for the fair value of the portion of the ACN 2009 Warrant earned from the point in time when shipments of units are initiated to ACN DPS through the vesting date. Final determination of fair value of the ACN 2009 Warrant will occur upon actual vesting. Applicable accounting guidance requires that the fair value of the ACN 2009 Warrant be recorded as a reduction of revenue to the extent of cumulative revenue recorded from ACN DPS.

Revenue Recognition.

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectability is reasonably assured, and the delivery and acceptance of the equipment has occurred or services have been rendered.  Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Due to the Company’s limited commercial sales history, its ability to evaluate the collectability of customer accounts requires significant judgment. The Company continually evaluates its equipment customers and service customers’ accounts for collectability at the date of sale and on an ongoing basis.

The Company’s revenue is net of any collections of state or municipal taxes, fees or surcharges on the charges to customers for the products and services that they purchase (such as sales and use, excise, utility user, and ad valorem taxes), and net of other applicable charges related to the Company’s voice over Internet protocol (“VoIP”) offering (including 911, Telecommunications Relay Services (“TRS”) and Universal Service Fund (“USF”) fees).  If the Company is subject to the above taxes, fees and surcharges, to the extent permitted by law, the Company generally passes such charges through to its customers.

Revenues are also offset by a reserve for any price refunds and consumer rebates consistent with ASC Topic 605-50.

Video Phone Sales. During the year ended December 31, 2009, the Company did not ship any products to customers with a right of return.  During the year ended December 31, 2008, the Company shipped 9 units with a sales value of $2 to customers with a right of return.  The Company deferred revenues and costs for the sale of units where customers may exercise their right of return only if they do not sell the units to their respective customers.

Aequus Revenue.  From June 2007 through March 2008 the Company shipped its video phone products to Aequus.  As part of its June 2007 agreement with Aequus, the Company began to recognize product revenue at the time of shipment of its video phone. In addition, the Company also began to receive service fee revenues based on a percentage of the fees earned by Aequus and for which the customer has received service. The Company recognized this service fee revenue in the OEM Direct segment upon confirmation from Aequus of the fees earned by the Company.

On March 31, 2008, the Company entered into a new agreement with Aequus and Snap Telecommunications Inc. (“Snap!VRS”). This new agreement provided for the (i) resolution of a dispute with Aequus regarding amounts the Company claimed were owed to the Company by Aequus and the termination by the Company of video phone service to Aequus, (ii) payment to the Company by Aequus of approximately $5,000 in scheduled payments over ten months commencing March 31, 2008, (iii) agreement to arbitrate approximately $1,354 claimed by the Company to be owed by Aequus and (iv) purchase of an additional $1,475 of video phones by Aequus.

•
$5,000 of Payments to the Company.  The $5,000 of payments in the March 31, 2008 Agreement are related to multiple deliverables to Aequus that have standalone value with objective and reliable evidence of fair value, and included the following: (i) a specified amount of non recurring engineering (“NRE”, with a fair value of $900), (ii) support and transition training to Aequus to operate its own data center (“Training,” with an estimated fair value of $358), (iii) continued use of the WorldGate video phone service center during the transition (with an estimated fair value of $230), and (iv) the elimination of  previously agreed service fees (“contract termination fee,”  with a residual fair value of $3,512).  These deliverables were all separate units of accounting in connection with revenue arrangements with multiple deliverables.

•
The Company recognized revenue for the NRE and training and support as the service was provided. For the years ended December 31, 2009 and 2008 such revenue was $796 and $491, respectively.   The revenue of $796 in the year ended December 31, 2009 included $725 related to the settlement of the dispute with Aequus wherein the settlement eliminated $725 of the Company’s $900 obligation to provide NRE to Aequus and was credited to NRE services provided under a previous agreement with Aequus.  The Training was expected to be performed over approximately 7 months. Revenue from the use of the video phone service center was recognized on a straight-line basis over the expected period of use, which was approximately 7 months.  Since collectibility was not reasonably assured, the contract termination fee was recognized as other income on a straight line basis over the ten months that the $5,000 was paid.  For the year ended December 31, 2009 and 2008, other income was recorded for the contract termination fee of $395 and $3,165, respectively.  The Company has received payment of $1,475 toward the purchase of video phone units and all of the $5,000 agreed payments in 2008 and the first quarter of 2009.

•
Arbitration.  On January 27, 2009, the Company resolved the outstanding arbitration with Aequus, and in full satisfaction of the outstanding arbitration claim Aequus agreed to terminate any obligation on the part of the Company to provide certain prepaid engineering services pursuant to the March 31, 2008 Agreement with Aequus (Aequus had prepaid approximately $900 for these engineering services of which $725 was allocated to the settlement which is recorded as revenue during the year ended December 31, 2009).

•
Purchase of Units.  Units purchased per the March 31, 2008 agreement with Aequus were initially held by the Company pending shipment to Aequus customers.  Revenue for these units held by the Company pending shipment to the ultimate customer is deferred, per Accounting Standards Codification (“Codification” or “ASC”)  Topic 605-10 regarding Bill and Hold Arrangements.  Revenue for the units held is recognized as and when the units are shipped to the Aequus customers.  For the year ended December 31, 2008, the Company shipped $1,740 worth of products to Aequus customers.  On October 8, 2009, the Company entered into a letter agreement with Aequus to settle all past due obligations owed by Aequus to the Company and as a result the Company has no obligation to hold any units for Aequus. As of December 31, 2009, Aequus paid for 550 video phones under the October 8, 2009 Aequus Agreement, and additionally purchased 50 more video phones between January 1, 2010 and March 31, 2010. The Company is holding these Ojo units purchased by Aequus pending shipment to Aequus’ ultimate customers.  The Company is also deferring revenue on these units in accordance with ASC Topic 605-10 until shipment to the ultimate Aequus customer and at that time will be included in OEM Direct segment revenue.

ACN DPS Development Revenues.  On April 6, 2009, the Company entered into a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN DPS has committed to provide the Company with $1,200 to fund certain software development costs.   During the quarter ended June 30, 2009, the Company received the $1,200 from ACN DPS.  The Company recorded these funds as deferred revenue as of June 30, 2009, pursuant to the Software Development and Integration and Manufacturing Assistance Agreement’s terms which partially compensates the Company for its development of a video phone and licensing thereof.  The Company will recognize revenue from this funding in the OEM Direct segment upon completion of the development in accordance with guidance for accounting for performance of construction and production type contracts. The Company deferred the revenue related to this agreement during the year ended December 31, 2009.

 Cost of Revenues

Cost of revenues for 2008 and 2009 reflects primarily the cost of products, maintenance and consumer services relating to the deliveries of product and services to end user customers. The components and raw materials used in the Company’s Ojo video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability.

Engineering and Development Costs

Engineering and development costs are expensed as incurred. Engineering and development were $2,693 and $1,807 for the years ended December 31, 2009 and 2008, respectively.

Advertising Costs

Advertising costs, included in sales and marketing expense, are expensed in the period incurred. Advertising costs were $22 and $79 for the years ended December 31, 2009 and 2008, respectively.

Income Taxes

Provision for income taxes is determined based on the asset and liability method. The asset and liability method provides that deferred tax balances are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax liabilities or assets at the end of each period are determined using the tax rate enacted under the current tax law. The measurement of net deferred tax assets is reduced by the amount of any tax benefits that, based on available evidence, are not expected to be realized, and a corresponding valuation allowance is established.  The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2009 and 2008 due to the uncertainty regarding whether the deferred tax asset will be realized.

The Company follows the applicable accounting guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company also applies accounting guidance for the topics of recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has identified its federal tax return and its state tax return in Pennsylvania as “major” tax jurisdictions, as defined in ASC Topic 740-10.  Based on the Company’s evaluation, it concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2009 and 2008.  The Company’s evaluation was performed for tax years ended 2006 through 2009, the only periods subject to examination.  The Company believes that it is more likely than not that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is not to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2009 and 2008.  The Company does not expect its unrecognized tax benefit position to change during the next year.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company completed its analysis under Section 382 of the Internal Revenue Code with respect to the limitations on the Company’s net operating loss carryforwards (“NOL”).  Generally, Section 382 limits the utilization of an entity’s net operating loss and other carry forward attributes upon a change of ownership.  Upon completion of this analysis, it was concluded that it was more likely than not that during October 2008, the Company experienced a change of ownership and its NOLs are subject to annual limitation, as defined under Section 382, and as more fully described in Note 8.  Upon the closing of the transaction with WGI on April 6, 2009, and WGI acquiring 63% of the post transaction shares of the Company, the Company concluded that it was more likely than not that the ability to utilize its remaining net operating loss carryforwards and credit carryforwards were subject to further annual limitations as a result of current tax law as defined under Section 382.

Stock-Based Compensation

The Company accounts for stock-based compensation utilizing the fair value recognition method, which requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods.  This guidance also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating inflows.  As a result, the Company’s net loss before taxes for the years ended December 31, 2009 and 2008 included approximately $1,012 and $632, of stock based compensation. The stock based compensation expense is included in general and administrative expense in the consolidated statements of operations.

The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

Net Loss Per Share (Basic and Diluted)

 The Company displays dual presentation of earnings per share as both basic and diluted earnings per share (“EPS”).  Basic EPS includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Basic weighted average shares outstanding include 22,788,098 WGI Anti-Dilution Warrants that are exercisable at a nominal amount ($0.01 per share).  Diluted EPS includes under the “treasury stock” and “if converted” methods the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Outstanding stock options, warrants and other potential stock issuances are not included in the computation when they are not in the money and their effect would be anti-dilutive.

Potential common shares excluded from net loss per share computation were 167,917,015 and 27,237,092 for the years ended December 31, 2009 and 2008 because their effect would be anti-dilutive.  Potential common shares comprise shares of Common Stock issuable upon the exercise of stock options, unvested restricted stock and warrants, and upon the conversion of convertible debentures irrespective of whether such securities are in the money.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, embedded and free standing derivatives, accounts receivable and accounts payable. The book value of cash and cash equivalents, accounts receivable, and accounts payable is considered to be representative of their fair value because of their short term maturities.   The carrying value of the Convertible Debentures Payable on the balance sheet as of December 31, 2008 approximates fair value as terms approximate those currently available for similar instruments.  Free standing warrant derivative liabilities on the balance sheet at December 31, 2008 are measured at fair value using the Black Scholes model.

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

The Company did not have any assets or liabilities categorized as Level 1 or Level 2 as of December 31, 2009.

The following is a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2009 and 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Description	Derivatives
Liabilities:
Balance, January 1, 2008	$236
Total change in fair value included in operations	4,124

Balance, December 31, 2008	4,360
Cumulative effect of the change in accounting Principal, January 1, 2009	885
Cancelation of warrants April 6, 2009	(623)
Exercise of warrants during the year ended December 31, 2009	(370)
Total gain in fair value included in operations	(4,252)

Balance, December 31, 2009	$0

The change in fair value recorded for Level 3 liabilities for the periods above are reported in other income (expense) on the consolidated statements of operations

Concentration of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable.  As part of its cash management process, the Company performs periodic evaluation of the relative credit standing of these institutions.  At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.  At December 31, 2009, all of the Company’s cash was held at one financial institution.

In 2009 and 2008, accounts receivable primarily consisted of receivables from the sales of its video phone service, and from the sale of video phones to retailers, distributors, service providers and from its web site.  As a result of the creditworthiness and payment history related to these sales, there was an allowance for potential credit losses of $42 and $0 respectively, as of December 31, 2009 and 2008.

Sales to major customers, in excess of 10% of total revenues and accounts receivable, were as follows for each of the years ended and as of December 31:

Customer	Sales		Accounts Receivable
	2009	2008	2009	2008
A	47%	82%	0%	96%
B	31%	0%	0%	0%

As of December 31, 2009, Kenmec is the sole direct volume manufacturer of video phones to the Company.  A formal relationship was established with Kenmec in November 2009.  Kenmec is a Taiwanese manufacturer and distributor of high performance, high speed data and computer networking products. The components and raw materials used in the Company’s video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability.

In addition, ACN has agreed to provide to the Company the ability to purchase from time to time the Iris 3000 video phone.  As of December 31, 2009, the Company purchased $143 of Iris video phones from ACN.

At December 31, 2009 the Company had long-lived assets, with a net book value total of $707, located in the United States, and $32 located in Taiwan, R.O.C.  At December 31, 2008, the Company had long-lived assets, with a net book value total of $152, located in the United States, and $82 located in Taiwan, R.O.C.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”), in June 2009, issued new accounting guidance that established the FASB ASC as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative generally accepted accounting principles (“GAAP”) for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 815 on derivatives and hedging, as to how an entity should determine whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  Upon adoption of this guidance on January 1, 2009, the Company determined that certain warrants issued on August 11, 2006 and October 13, 2006 were not equity-linked financial instruments, and accordingly, were derivative instruments.  The Company recorded the fair value of these instruments and the resulting cumulative effect of this change in accounting method, as of January 1, 2009.

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

In October 2009, the FASB issued new accounting guidance, under ASC Topic 605 on revenue recognition, which amends revenue recognition policies for arrangements with multiple deliverables. This guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional.  The Company has not completed its assessment of this new guidance on its financial condition and results of operations.

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

4.   Inventory

The Company reflects inventory at the lower of cost or market and reduced its inventory by $30 and $0, respectively, for the years ended December 31, 2009 and 2008 to reflect such valuation.  Included in the inventory balance reported on the balance sheet as of December 31, 2009 and 2008 is $178 and $745, respectively, for units purchased in a “Bill and Hold” arrangement by Aequus.  As of December 31, 2009 and 2008, the Company’s inventory balance was net of a reserve of $757 and $0, respectively, for excess and obsolete inventory that is not expected to be utilized in the continued development of the video phone.

5.  Property and Equipment

Property and equipment consist of the following at December 31, 2009 and 2008:

	2009	2008
Computer equipment and system packages	$792	$778
Furniture and fixtures	426	495
Hardware, software and tooling	1,983	1,188
Leasehold improvements	40	45
Sub-Total	3,241	2,506
Accumulated depreciation and amortization	(2,502)	(2,272)
Property and equipment, net	$739	$234

Depreciation and amortization on property and equipment in the amount of $302 and $266 was recorded for the years ended December 31, 2009 and 2008, respectively.

During the year ended December 31, 2008, certain equipment, furniture and fixtures were sold and disposed of during the Company’s move to a smaller facility. The net loss realized during the years ended December 31, 2009 and 2008 was $12 and $295, respectively.

6.   Accrued Expenses

The Company’s accrued expenses consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Interest on Notes	$10	$0
Interest on Convertible Debt	0	978
Contingent penalties	157	157
Board fees	94	94
Taxes	33	0
Other	115	191
Total	$409	$1,420

7.  Warranty Reserve

 The Company provides a warranty covering defects arising from the sales of its video phone product. This warranty is limited to a specific time period. As of December 31, 2009 and 2008, the Company had a reserve of $15 and $17, respectively, based on expected and historical loss rates as a percentage of product sales.  Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. While the Company believes its estimate at December 31, 2009 is reasonable and adequate, it is subject to change based on its future sales and experience, which may require an increase or decrease in its reserve.

During the years ended December 31, 2009 and 2008, the Company reduced its warranty reserve by $2 and $32, respectively.  The adjustment in 2009 and 2008 reflects warranty claims of $0 and $5, respectively, increases of $15 and $32, respectively, for additional warranty costs from increased product sales and $17 and $49, respectively, for expired warranties based on the term of warranty issued.

8.  Income Taxes
The significant components of the net deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008
Current Deferred Tax Assets
Officer compensation accrued expense and other	$2,538	$1,938
Inventory	550	449
Total current deferred tax assets	3,088	2,387
Valuation allowance	(3,088)	(2,387)
Net current deferred tax assets	$0	$0

Non Current Tax Assets
Federal tax loss carryforward	$3,188	$2,434
State tax loss carryforward	609	715
Property and equipment	724	677
Research and experimentation credits	175	144
Total deferred tax assets	4,696	3,970
Valuation allowance	(4,696)	(3,970)

Net non current deferred tax assets	$0	$0

Net Deferred Tax Asset	$0	$0

The change in the valuation allowance for deferred tax assets are summarized as follows:

	2009	2008

Beginning balance	$6,357	$90,890
Change in allowance	1,427	(84,533)
Ending balance	$7,784	$6,357

The change in the valuation allowance for the year end 2008 is primarily attributable to the Section 382 change in control and net operating loss and credits unavailable subsequent to the change.

The following table is a reconciliation of the provision to loss on continuing operations computed at the U.S. Federal statutory tax rate:

	2009	2008
Tax provision at federal statutory rate	(34.00)%	(34.00)%
Change in valuation allowance for deferred tax	40.95%	11.00%
Change in fair value of derivative warrants	(22.83)%	15.10%
Debt discount	15.67%	8.10%
Other	0.21%	(0.20)%
Total	0.00%	0.00%

October 2008 Change of Ownership.  Upon completing an initial analysis as required by the Internal Revenue Code (“IRC”) Section 382, it was concluded that during October 2008, as a result of the aggregation of shares related to the conversion of the convertible debenture into shares of Common Stock by the convertible debenture holder, the Company experienced a change of ownership as defined in Section 382.  Prior to the change, the Company had a net operating loss carryforward (NOL) of approximately $237,440.  Due to the annual limitations imposed by Section 382, the Company will be unable to utilize approximately $234,951 of this net operating loss and the remaining amount of approximately $2,489 will be subject to an annual utilization limitation of approximately $124 for 20 years.

April 2009 Change of Ownership.  Upon completing an initial analysis as required by IRC Section 382, it was preliminarily concluded that during April 2009, as a result of the private placement pursuant to which WGI acquired shares of Common Stock representing 63% of the outstanding Common Stock, the Company has experienced a second change of ownership as defined in Section 382.  As a result of the 2009 change, the limitation preliminarily attributable to the 2008 change of ownership of approximately $124 annually may remain in place limiting approximately $2,489 of NOL.  Further, as a result of the April 2009 change of ownership the loss attributable to operations after the October 2008 change of ownership and prior to April 2009 change of ownership of approximately $2,921 may be fully available without limitation.

Post April 2009.  Any losses incurred after the April 2009 change of ownership would not be limited assuming that the Company does not experience any additional changes of ownership.

The state net operating loss that may be lost due to IRC Section 382 limitations is approximately $187,356 resulting in approximately $2,489 remaining to be carried forward.  The state net operating losses may also be limited by state law and subject to maximum utilization limits.

The federal research and experimentation credit (R&E), which provides tax credits for certain R&E efforts, may also be subject to an annual limitation as a result of the change of ownership.  Due to the limitation pursuant to Section 383, all but approximately $25 of the R&E credit was lost in October 2008.  The remaining federal R&E credits will expire in 2028 and 2029.  All state research and experimentation credit carryovers have been refunded and no state credit remains.

Preliminary results of the Company’s net operating loss and R&D credit carryforwards related to changes of ownership noted above are expressed within the table below:

	Net Operating Loss Carryforward		R&D Credit
	Federal	State	Federal
NOL and credit prior to October 2008 change of ownership	$237,440	$189,846	$4,112
Unavailable losses/credit as a result of the October 2008 change of ownership	(234,951)	(187,357)	(4,112)
Loss/credit Available after October 2008 change of ownership	2,489	2,489	-

NOL/Credit attributable to period post the October 2008 change of ownership and prior to the change of ownership in April 2009	2,921	2,921	25
NOL/credit attributable to period post April 2009 change of ownership and prior to December 31, 2009	3,965	3,965	150
Total NOL/credits as of December 31, 2009	$9,375	$9,375	$175

Future issuances of Common Stock and subsequent losses may further affect this analysis which might cause an additional limitation on our ability to utilize the remaining net operating loss carryforwards.

The remaining carryforwards may be applied as a reduction to future taxable income of the Company, if any, subject to annual limitations to the pre-change losses.  The state net operating losses are also limited by state law to a maximum utilization of $2,000 per year per entity for losses generated prior to and during 2006 and $3,000 per entity for losses generated during or after 2007.

9. Debt

Revolving Loan and Security Agreement with WGI.  On October 28, 2009, the Company entered into the Revolving Loan and Security Agreement (the “Revolving Loan”) with WGI, pursuant to which WGI provided the Company a line of credit in a principal amount of $3,000.   Pursuant to the Revolving Loan and the Revolving Promissory Note, WGI agreed to lend from time to time, as requested by the Company amounts up to $3,000.  Interest accrues on any loan advances at the rate of 10% per annum.  Interest is payable beginning June 1, 2010 and monthly thereafter and any principal amount repaid by the Company is available for re-borrowing.  All outstanding principal and interest outstanding are required to be repaid on October 28, 2014.  The Company granted WGI a security interest in substantially all the assets of the Company and the Company made customary representations and covenants to WGI.   Any loan advance requires the satisfaction of customary borrowing conditions.  Upon the occurrence of an event of default, (1) WGI may require repayment of all outstanding amounts under the Revolving Loan, may terminate its commitment to make additional loans to the Company, and may exercise its rights with respect to the security interest in all of the assets of the Company and (2) all outstanding amounts under the Revolving Loan will bear interest at the rate of 15% per annum.  As of December 31, 2009, the Company received aggregate advances under the Revolving Loan of $1,400.  See Note 16 for information regarding an amendment to the Revolving Loan entered into by the Company in 2010.

10.  Stockholders’ Equity

Common Stock

  On March 20, 2009, the Company received stockholder approval to increase the authorized common shares from 200,000,000 to 700,000,000.

Preferred Stock

The Company has the authority to issue from time to time up to an aggregate of 13,500,000 shares of preferred stock in one or more classes or series and to determine the designation and the number of shares of any class or series as well as the voting rights, preferences, limitations and special rights, if any, of the shares of any class or series.  At December 31, 2009 and 2008 there was no preferred stock outstanding.

Warrants
.
June 2004 Private Placement.  In connection with the June 2004 private placement, the Company issued warrants to purchase up to 803,190 shares of Common Stock at an exercise price of $2.69 per share and warrants to purchase up to 803,190 shares of Common Stock at an exercise price of $3.14 per share. Each of these warrants had an expiration date of June 23, 2009.  The investors also received an additional investment right, for a limited period of time, to purchase 1,606,383 additional shares of Common Stock at $3.14 per share. This exercise price of the warrants was subject to adjustment if, at any time after the date the warrants were issued, the Company issued or sold, or was deemed to have issued or sold, any shares of Common Stock for per share consideration less than the exercise price of the warrants on the date of such issuance or sale.   As of December 31, 2006, 125,000 warrants exercisable at $2.69 had been exercised and 51,915 warrants exercisable at $3.14 had been exercised.  All of the additional investment rights had been exercised as of December 31, 2006.  Pursuant to anti-dilution provisions triggered by the issuance of convertible debentures and warrants in August 2006 and October 2006 and as a result of the conversion price related to those issuances, (1) the $2.69 warrants were modified to an exercise price of $0.31 as of December 31, 2008 and the number of outstanding warrants were increased by 5,227,287 to an aggregate of 5,905,477 and (2) the $3.14 warrants were also modified to an exercise price of $0.33 as of December 31, 2008 and the number of outstanding warrants were increased by 6,164,765 to an aggregate of 6,916,040.  On June 23, 2009, the Company amended the exercise price and other provisions of the 2004 Amended Warrants (See Note 3) representing rights to purchase, in the aggregate, 8,771,955 shares of Common Stock and that would have expired on June 23, 2009.  The exercise price of the 2004 Amended Warrants was amended to $0.25 per share of Common Stock and the expiration date of the 2004 Amended Warrants was amended to August 7, 2009.  All of the 2004 Amended Warrants were exercised as of December 31, 2009.  All Series B Warrants to Purchase Common Stock issued June 23, 2004 that were not included in the 2004 Amended Warrants expired unexercised during 2009.

August 2005 Private Transaction. In connection with the August 2005 private placement, the Company issued five-year warrants to purchase a total of 1,671,947 shares of Common Stock, consisting of (1) 1,633,333 shares to the investors at an exercise price of $5.00 per share, and (2) 38,614 shares to the placement agent at an exercise price of $4.53 per share.  On June 23, 2009, the Company amended the exercise price and other provisions of certain these warrants (collectively, the “2005 Amended Warrants”), representing rights to purchase, in the aggregate, 513,333 shares of Common Stock that expire on August 3, 2010.  The exercise price of the 2005 Amended Warrants was amended to $0.25 per share of Common Stock in return for the holder immediately exercising the warrant.  As of December 31, 2009 all of the 2005 Amended Warrants had been exercised.  As of December 31, 2009, 879,359 of the August 2005 warrants that were not amended remained outstanding.

August and October 2006 Private Placement.  On August 11, 2006, the Company completed a private placement of a convertible debenture in the aggregate principal amount of $11,000.  As part of this private placement, the Company issued five-year warrants to purchase a total of 2,595,000 shares of  Common Stock, with 1,145,000 of the warrants having an exercise price of $1.85 per share, 1,100,000 of the shares having an exercise price of $2.35 per share and 350,000 warrants having an exercise price of $2.60 per share (with 190,909 of these warrants issued at the initial closing and 159,091 warrants issued at the closing of the second tranche of funding on October 13, 2006).  These warrants were cancelled as part of the transaction completed with WGI on April 6, 2009.

September 2007 Private Placement.  On September 24, 2007, the Company completed a private placement of Common Stock in the principal amount of $1,000.  As part of the private placement, the Company issued 2,564,102 shares of Common Stock and warrants to purchase a total of 2,564,102 shares of Common Stock, with an exercise price of $0.485 per share. The exercise price of these warrants were amended to (a) $0.25 per share of Common Stock if the warrant was exercised in full prior to September 15, 2009, (b) $0.31 per share of Common Stock if the warrant was exercised in full on or after September 15, 2009 but prior to November 15, 2009, or (c) $0.39 per share of Common Stock if the Warrant was exercised in full on or after November 15, 2009 or is exercised in part at any time. All of these warrants were exercised on September 8, 2009 resulting in the issuance of 2,564,102 shares of Common Stock and the Company receiving $641 in cash proceeds.

April 2009 WGI and ACN DPS Transaction. On April 6, 2009, the Company completed a private placement of securities to WGI pursuant to the terms of the Securities Purchase Agreement (See Note 3).  In connection with the transaction, the Company issued to WGI a warrant to purchase up to approximately 140.0 million shares of Common Stock in certain circumstances (the “Anti-Dilution Warrant”).  The Anti-Dilution Warrant entitled WGI to purchase up to 140.0 million shares of Common Stock at an exercise price of $0.01 per share to the extent the Company issues any capital stock upon the exercise or conversion of (i) any warrants, options and other purchase rights that were outstanding as of April 6, 2009 (“Existing Contingent Equity”), (ii) up to 19.7 million shares underlying future options, warrants or other purchase rights issued by the Company after April 6, 2009 (“Future Contingent Equity”), or (iii) the ACN 2009 Warrant (See Note 3).  The Anti-Dilution Warrant is designed to ensure that WGI may maintain 63% of the issued and outstanding shares of the Company’s capital stock in the event that any of the Company’s capital stock is issued in respect of the Existing Contingent Equity, the Future Contingent Equity or the ACN 2009 Warrant.  The term of the Anti-Dilution Warrant is ten years from the date of issuance, and the shares subject to the Anti-Dilution Warrant will be decreased proportionally upon the expiration of Existing Contingent Equity, Future Contingent Equity and the ACN 2009 Warrant.

The following table summarizes, as of December 31, 2009, each contingent equity category under the Anti-Dilution Warrant and the exercisability of the Anti-Dilution Warrant.

	Shares Under Contingent Equity Categories
		As of December 31, 2009
Contingent Equity Categories	Issuable as of April 6, 2009	Terminated or Expired Shares	Shares Not Exercisable	Shares Exercisable	Total Shares Issuable (Exercisable and Non-Exercisable)
Existing Contingent Equity	24,318,869	5,982,147	5,953,236	12,383,486	18,336,722
Future Contingent Equity	19,689,182	98,639	18,590,543	1,000,000	19,590,543
ACN 2009 Warrant	38,219,897	0	38,219,897	0	38,219,897
Total Contingent Equity	82,227,948	6,080,786	62,763,676	13,383,486	76,147,162

Anti-Dilution Warrant (Total Contingent Equity * 1.7027027)	140,009,750	10,353,771	106,867,881	22,788,098	129,655,979

Concurrently with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the Company entered into the Commercial Relationship with ACN DPS pursuant to which the Company granted ACN DPS the ACN 2009 Warrant (see Note 3).

July 2009 Mototech Transaction.  Warrants issued under the July 8, 2009 Mototech Agreement were exercised on October 2, 2009 resulting in the Company issuing 1,000,000 shares and the Company receiving $350 in gross proceeds ($344 net cash proceeds).

A summary of the Company warrant activity for the year ended December 31, 2009, is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, January 1, 2009	20,146,311	$0.96	1.26
Granted	179,229,647	0.02
Exercised	(12,849,389)	(0.26)
Cancelled / Forfeited/ Expired	(17,771,334)	(0.47)
Outstanding, December 31, 2009	168,755,235	$0.04	9.22
Exercisable, December 31, 2009	23,667,547

Stock Option Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). This plan provided for the grant of stock options to officers, directors, employees and consultants. Grants under this plan may consist of options intended to qualify as incentive stock options (“ISOs”) or nonqualified stock options that are not intended to so qualify (“NQSOs”). The 1996 Plan originally authorized a maximum of 933,333 shares of Common Stock which was increased through a series of amendments to 3,200,000 shares in 2000 and automatic annual increase of shares reserved under the 1996 Plan in an amount equal to the lesser of 4% of the then outstanding shares of Common Stock or 1,000,000 shares.

In May 1999 and May 2000, the Board increased the total number of shares of Common Stock available under the 1996 Plan to 1,600,000 and 3,200,000 shares, respectively.  In October 2000, the Company’s stockholders approved these increases. In February 2001, the Board approved an automatic annual increase of shares reserved under the 1996 Plan in an amount equal to the lesser of 4% of the then outstanding shares of Common Stock or 1,000,000 shares. In October 2001, the Company’s stockholders approved this increase.

In October 2004, the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). This plan replaced the 1996 Plan for new grants. No additional shares were reserved for the new plan but rather all available shares under the 1996 Plan were made available for the new plan. As with the 1996 Plan, the 2003 Plan includes the same automatic annual increase in the number of shares reserved for use with the plan equal to the lesser of 4% of the then outstanding shares of Common Stock or 1,000,000 shares. In addition to ISOs and NQSOs, the 2003 Plan also provides for performance based awards and restricted stock.

On May 26, 2009, the Company’s Board of Directors approved the terms of Amendment No. 1 (the “Amendment”) to the 2003 Plan.  The Amendment, among other things, increased the maximum number of shares of Common Stock that may be issued or transferred under the 2003 Plan to 26,500,000 and increased the maximum amount of shares that may be issued in any fiscal year to any single participant in the 2003 Plan underlying an option award to 2,000,000 shares.

Both the 1996 Plan and its successor, the 2003 Plan are administered by a committee of the Board of Directors. The committee determines the term of each award, provided, however, that the exercise period may not exceed ten years from the date of grant, and for ISOs, in certain instances, may not exceed five years.  As of December 31, 2009, there were 2,952,142 shares available for grant under the 2003 Plan and 21,890,798 options and restricted shares outstanding.  As of December 31, 2008 there were 2,939,482 shares available for grant under the 2003 Plan and 6,913,364 options and restricted shares outstanding.

 On July 29, 2008, the Company’s Board of Directors approved a re-pricing of 3,756,132 stock options, which represented all outstanding stock options that had been issued to employees of the Company prior to January 1, 2008.  The new exercise price was established as the closing price of the Company’s stock on that date, which was $0.108.   All other terms of the stock options remained the same.  This re-pricing resulted in the Company recording additional compensation expense of $133 on July 29, 2008.

Between May 26, 2009 and December 31, 2009 grants of non-qualified stock options to purchase an aggregate of 17,018,250 shares of Common Stock were made to certain employees and consultants of the Company.  Each such option has an exercise price equal to the fair market value of the underlying stock on the date of the grants (which was between $0.28 and $0.80 per share based on the closing price on the OTC Bulletin Board between May 26, 2009 and December 31, 2009), vest in four equal annual installments commencing on the first anniversary of the date of grant and have a ten year term.

The weighted-average fair values of the options granted were $0.33 and $0.08 per option during the years ended December 31, 2009 and 2008, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes fair value option valuation model. The following weighted-average assumptions were used for grants in 2009 and 2008, respectively: expected volatility of 191.9% and 119.2%; average risk-free interest rates of 2.53% and 3.01%; dividend yield of 0%; and expected lives of 6.3 and 6.2 years.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award.  The Company also recognizes the excess tax benefits related to stock option exercises as financing cash inflows instead of operating inflows.  As a result, the Company’s net loss before taxes for the year ended December 31, 2009 and 2008 included approximately $1,012 and $632, respectively, of stock based compensation. The stock based compensation expense is included in general and administrative expense in the consolidated statements of operations. The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

A summary of the Company’s stock plans is presented below:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding, January 1, 2009	6,080,364	$0.27

Granted	17,018,250	$0. 33
Exercised	(534,096)	$(0.11)
Cancelled/forfeited	(922,640)	$(1.73)
Outstanding, December 31, 2009	21,641,878	$0.26	$8,596,906

Exercisable, December 31, 2009	3,290,288	$0.14	$661,709

As of December 31, 2009, there was $4,943 of total unrecognized compensation arrangements granted under the Plan. The cost is expected to be recognized through 2013.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 - $0.12	4,566,386	5.89	$0.11	3,100,671	$0.11
$0.13 - $0.39	15,340,500	9.43	0.29	125	0.23
$0.40 - $0.59	185,492	3.70	0.59	185,492	0.58
$0.60 - $0.89	1,549,500	9.80	0.73	4,000	0.59
Total	21,641,878	8.67	$0.26	3,290,288	$0.14

Restricted Stock Grants

The 2003 Plan provides for performance share grants of restricted shares of Common Stock, which are bookkeeping entries representing a right to receive a payment in cash, shares of Common Stock, or a combination thereof as determined by the Compensation and Stock Option Committee equal to the value of the shares of Common Stock on achievement of performance criteria.  These awards vest pursuant to the following performance criteria: (a) 10% of the shares vest upon achieving each of a 10%, 20%, 30% 40% and 50% increase in our total gross revenue in a quarter over its third quarter 2007 total gross revenue shown on its statement of operations as reported in its SEC filings, (b) 25% of the shares vest upon the Company’s achievement of a quarterly operating cash break even (defined as zero or positive “net cash provided by operations” consistent with or as reported on the “Consolidated Statement  of Cash Flows” in the financial statements filed with SEC) and (c) 25% of the shares vest upon the Company’s achievement of 10% net income as a percent of revenue.

An aggregate of 1,151,000 restricted shares were granted on October 3, 2007 and December 20, 2007 to certain senior executives that vest upon the achievement of certain performance criteria.

During 2008, 318,000 of these restricted shares were forfeited, leaving a balance of outstanding restricted shares of 833,000 at December 31, 2008 with an aggregate fair value of $198 as of their dates of grant. The criteria for these restricted shares is intended to refer to transactions and revenue, operating cash flow and income generated in the ordinary course of the Company’s business, and not to extraordinary transactions.  During 2009, 525,000 restricted shares were forfeited by executives whose employment with the Company ended.  As of December 31, 2009, it was determined that it was more likely than not that the remaining 308,000 outstanding restricted shares, with a fair value of $83, would vest.  As such, the Company is amortizing the fair value of these shares over the expected period that they will vest and recorded compensation expense of $24 for these grants for the year ended December 31, 2009.

The following table is the summary of the Company’s restricted shares as of December 31, 2009.

Restricted Shares

Nonvested as of January 1, 2009	833,000
Granted	0
Vested	0
Cancelled/forfeited	(525,000)

Nonvested as of December 31, 2009	308,000

Employee Stock Purchase Plan

In October 2001, the Company’s stockholders approved the WorldGate 2001 Employee Stock Purchase Plan that provides eligible participants with the opportunity to periodically acquire shares of Common Stock through payroll deductions. Eligible participants may contribute up to fifteen percent of their compensation towards the purchase of Common Stock. At the end of each calendar quarter, the contributions of the participants are used to purchase shares of Common Sock at the lower of eighty-five percent of the market price of its common stock: (i) at the beginning of each calendar quarter or (ii) at the end of each calendar quarter. A maximum of 750,000 shares of Common Stock (plus an annual increase of 375,000 shares) may be purchased in the aggregate by participants in the Stock Purchase Plan.

In 2008, the Company suspended the Employee Stock Purchase Plan. The Company has no plans to reinstitute the Employee Stock Purchase Plan.  During 2009 and 2008, the Company sold 0 and 8,251 shares of Common Stock under the Stock Purchase Plan for proceeds of $0 and $1, respectively.

11.  Commitments and Contingencies

Leases

The Company was party to a five year lease dated September 1, 2005 and covering 42,500 square feet at an annual rate of $11.40 per square foot with a 3% annual increase, cancelable by either party with eight months notice, with a termination by tenant which included a six month termination fee.  In April 2009, the parties entered into a new lease effective retroactive to April 1, 2008 (and the cancellation of the current lease with no termination cost) for a smaller space within the current facility consisting of approximately 17,000 square feet at an annual fee of $7 per square foot. The Company relocated into this smaller space in April 2008. This new lease is cancelable by either party upon 90 days notice with no termination costs. Total rent expense for the year ended December 31, 2009 and 2008 was approximately $182 and $250, respectively.  See Note 16 for information regarding a new office lease entered into by the Company in 2010.

In December 2008, the Company entered into a new 60 month lease for office equipment.  As of December 31, 2009 there remains a total of $34 to be paid over the remaining period of this lease.

Disclosure of Contractual Obligations

The future minimum contractual rental commitments under non-cancelable leases for each of the fiscal years ending December 31, including the new office lease executed March 24, 2010 (See Note 16), are as follows:

2010	$11
2011	$460
2012	470
2013	468
2014	477
Thereafter	1,487
Total	$3,374

Legal Proceedings

From time to time, the Company becomes involved in various legal proceedings, claims, investigations and proceedings that arise in the normal course of operations. While the results of such claims and litigation cannot be predicted with certainty, the Company is not currently aware of any such matters that it believes would have a material adverse effect on its financial position, results of operations or cash flows.   In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated.  These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

12.  Other Significant Agreements and Related Party Transactions

Robert Stevanovski, Anthony Cassara, Gregory Provenzano and David Stevanovski were each appointed to serve on the Company’s Board pursuant to the terms of the Securities Purchase Agreement.  Each of these directors is a principal of WGI, has an ownership interest in ACN and has a director, officer and/or advisory position with ACN.  Robert Stevanovski also serves as manager of Praescient, LLC, the sole manager of WGI.  As a result of their relationship with WGI and ACN, each of these individuals may be deemed to have a direct or indirect interest in the transactions involving WGI, ACN and their respective affiliates.  WGI beneficially owns an aggregate of 63.1% of the Company’s Common Stock (which includes 202,462,155 shares of Common Stock, 23,960,194 shares of Common Stock issuable under the Anti-Dilution Warrant as of March 24, 2010 and 6,000,000 shares of Common Stock issuable under the March 2010 WGI Warrant (see Note 10 and Note 16)).

During the year ended December 31, 2009, the Company engaged in the following related party transactions described elsewhere in these footnotes: the Securities Purchase Agreement (See Note 3), the Anti-Dilution Warrant (See Note 10), the Commercial Relationship (See Note 3) the ACN 2009 Warrant (See Note 10) and the Revolving Loan (See Note 9).  The Company believes that the Revolving Loan was made on terms no less favorable than the Company could have received in a negotiated transaction with an unrelated third party.

Registration Rights and Governance.  Concurrently with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the Company entered into the Registration Rights and Governance Agreement with WGI and ACN DPS (the “Rights Agreement”) granting them certain rights with respect to the shares purchased pursuant to the Securities Purchase Agreement and the securities underlying the Anti-Dilution Warrant and the ACN 2009 Warrant.  Under the terms of the Rights Agreement, the Company agreed to file a registration statement on Form S-3 covering the resale of any shares held by WGI and ACN DPS and to maintain its effectiveness for a minimum period of time.  In addition, WGI and ACN DPS have the right to require the Company to file additional registration statements covering the resale of such securities to the extent they are not covered by an effective registration statement and will be entitled to “piggy-back” registration rights on all of the Company’s future registrations (with certain limitations) and on any demand registrations of any other investors, subject to customary underwriters’ cutbacks to reduce the number of shares to be registered in view of market conditions.

Pursuant to the terms of the Rights Agreement, the Company granted WGI and ACN DPS preemptive rights to purchase a pro rata portion of any of its Common Stock or other securities convertible into the Company Common Stock issued by the Company, except for shares issued under board-approved employee benefit plans, conversions of Existing Contingent Equity or upon exercise of the Anti-Dilution Warrant or the ACN 2009 Warrant.  The Rights Agreement also gives WGI the right to nominate a total of four of the seven members of the Company’s Board.  This nomination right will be reduced by one director for each reduction in WGI’s beneficial ownership of our Common Stock (including any warrants or other purchase rights) below thresholds of 50%, 43%, 29% and 14% of the Company’s voting stock.  To the extent that such nomination right decreases, the corresponding number of WGI nominees will offer to tender their resignation for acceptance by the Board.  To the extent the number of members of the Board is changed, the number of directors WGI is entitled to appoint will be increased or decreased (as applicable) to provide WGI with the right to nominate no less than the same proportion of directors as otherwise provided in the Rights Agreement.

Service Agreement with deltathree, Inc. (“D3”).  On October 9, 2009, the Company entered into a Master Service Agreement (the “D3 Agreement”) with D3.  Pursuant to the D3 Agreement, D3 will provide the Company, and the Company will purchase from D3, wholesale VoIP telephony and video services and operational support systems.  These services provide the Company one of the tools necessary to provide our digital voice and video phone services directly to end users.  The Company will pay D3 an activation fee, usage charges and a monthly subscriber-based fee for each customer that subscribes for the services provided to us under the D3 Agreement.  The initial term of the D3 Agreement is for a period of five years from the date the Company begins offering VoIP telephony and video services to customers.  The term will renew automatically for successive terms of one year each unless either party provides the other party written notice of termination at least 180 days prior to the expiration of the then-current term.  The D3 Agreement can be terminated by either party for cause or upon 180 days notice for convenience.  If the Company does not incur charges payable to D3 pursuant to the D3 Agreement of at least $300 during the six month period following the date that the Company’s first customer is provided VoIP telephony and video services pursuant to the D3 Agreement (which occurred in February, 2010), it will be obligated to pay D3 an amount equal to 33.0% multiplied by the difference between $300 and the actual amount of such charges during such six month period.  D3 is majority owned by D4 Holdings, LLC and the Company is are majority owned by WGI.  D4 Holdings, LLC and WGI have common majority ownership and a common manager.  The Company believes that this related party transaction was made on terms comparable to terms it could have received in a negotiated transaction with an unrelated third party.

Service Agreement with ACN.  On October 12, 2009, the Company entered into a Service Agreement (the “ACN Service Agreement”) with ACN, pursuant to which ACN agreed to provide the Company, and the Company agreed to provide to ACN, certain services.  No services are currently contemplated to be provided by the Company to ACN.  The following services are currently contemplated to be provided to the Company by ACN:

•	Secondment Services. ACN has agreed to second mutually agreed employees of ACN to the Company on customary terms.

•
Provisioning of VoIP Communication Devices.  ACN DPS has agreed to provide the Company the ability to purchase from time to time the Iris 3000 video phone.  The price to be paid by the Company for each video phone is the amount incurred by ACN DPS to manufacture the phone without any markup, plus the costs and expenses for shipping and handling.  The purchase price for each video phone is due and payable thirty (30) days after the date of the receipt of the related invoice relating to such video phone, but the Company may delay payment of any invoice upon payment of a carrying cost of 1% per month.

•
Use of Equipment. ACN has agreed to provide the Company with use of an electromagnetic interference (“EMI”) test chamber owned by ACN for a fee of approximately $2 per month for 24 months.  At the end of the 24 month period, title to the EMI test chamber will transfer to the Company.

•
Administrative and Travel Support.  ACN has agreed to provide to the Company administrative and travel support.  The cost for administrative support will be mutually agreed by the parties as such services are requested.  The cost for travel support is the actual out-of-pocket costs paid by ACN to third parties for travel services requested by the Company.

•
Real Estate and Operations Services.  ACN has agreed to provide to the Company office space, telecommunications and electronic communications services, computer support, recruiting services, tax and regulatory advice, force management and other requested services relating to a telecommunications customer operation center.  The cost for the use of real estate services is the incremental out-of-pocket costs incurred by ACN in order to provide office space to the Company.  The cost for the use of operations services is the incremental out-of-pocket costs incurred by ACN in order to provide the operations services to the Company.

Payment of the fee for the EMI Test Chamber, the costs for administrative and travel support, and the costs for real estate and operations services is not due until the later of December 31, 2010 or the date the Company has sufficient cash generated from operations to pay the outstanding amount of the deferred payments. The Company believes that this related party transaction was made on terms more favorable than the Company could have received in a negotiated transaction with an unrelated third party.

Mototech Agreement.  On July 8, 2009, the Company entered into a letter agreement with Mototech, Inc. (“Mototech”), to settle all past due obligations owed by the Company to Mototech.  Mototech had performed various services for the Company, including manufacturing and engineering development, through various historical transactions, which resulted in a claim by Mototech for approximately $1,400 in unpaid fees and expenses.  Pursuant to the letter agreement, all of the Company’s obligations to Mototech were terminated and the Company was released from all liabilities or obligations to Mototech; the Company agreed to pay $600 in cash to Mototech; the Company issued to Mototech 3,200,000 shares of Common Stock, subject to the following conditions: (a) no shares can be sold prior to April 8, 2010 and (b) when such shares are permitted to be sold, no more than 25,000 of such shares may be sold in any single day; and the Company issued to Mototech a warrant to purchase 1,000,000 shares of Common Stock (the “Mototech Warrant”) with the following terms: (A) exercise price of $0.35 per share; (B) immediate vesting of the entire warrant; and (C) an expiration date of the earlier of (i) July 8, 2014, (ii) a change of control of WorldGate or (iii) the twentieth (20th) day following the Company’s delivery of notice to Mototech of the occurrence of a period of ten consecutive trading days during which the quoted bid price of the Common Stock has been greater than a price equal to 150% of the exercise price of the warrant.  The Mototech Warrant qualified as Future Contingent Equity under the Anti-Dilution Warrant.  The Mototech Warrant was exercised in the quarter ended December 31, 2009.

As of December 31, 2009, the Company reported $262 of related party liabilities, consisting of $252 of accounts payable to ACN for purchases of inventory and services and $10 of accrued interest to WGI on loan advances pursuant to the Revolving Loan.  The Company leases administrative, sales and customer operations office space from related parties in Rochester, New York and Concord, North Carolina, with combined annual lease costs not material to the Company.

See Note 16 for information regarding an amendment to the Revolving Loan, the issuance of an additional warrant to WGI, a new office lease entered into by the Company, the amendment to the ACN Master Purchase Agreement, and the issuance of additional warrants to ACN DPS in 2010.

13.   Client and Segment Data

The Company’s reportable operating segments consist of the following two business segments principally based upon the sale and distribution channels of the Company’s products and services: Consumer Services and OEM Direct.  The reporting for the Consumer Services segment includes the revenue and cost of revenues for products and related recurring services to end users. The reporting for the OEM Direct segment includes the revenue and cost of revenues for digital video phones and maintenance services directly to telecommunications service providers who already have a digital voice and video management and network infrastructure.

These product and service channels are provided to different customer groups, and are managed under a consolidated operations management.

The Consumer Services segment is aimed at the marketing and distribution of products and related recurring services to end users as follows:

•	Direct Retail Consumers. Utilizing the internet and the Company’s website the Company markets its digital voice and video phone service directly to consumers.

•
Sales Agents. Through independent sales agents and their network of sales representatives the Company distributes digital voice and video phone services to residential customers.  Sales agents receive commissions based on revenue generated by the agent.

•
Wholesalers. The Company expects to sell digital video phones and selected modules of its turn-key digital voice and video phone service offering, such as customer service, billing, network and supply chain distribution, depending on the specific customer requirements.

The OEM Direct segment is focused on selling digital video phones and maintenance services directly to telecommunications service providers who already have a complete digital voice and video management and network infrastructure, such as incumbent service providers, Competitive Local Exchange Carriers, international telecom service providers, cable service providers and select vertical providers in the video relay service for deaf and hard-of-hearing and education and healthcare services markets.

The Company’s reportable segments have changed from the prior year to accommodate the refinement of selling and distribution of the Company’s products and services into these two channel groups.

Total revenues by segment include revenues to unaffiliated customers. The Company evaluates performance based on revenue and gross margin.  Gross margin is net revenues less costs of goods sold.

The following tables summarize financial information about the Company’s business segments for the years ended December 31, 2009 and 2008.

For the Year Ended December 31, 2009

	Consumer Services	OEM Direct	Consolidated

Revenues	$385	$1,393	$1,778

Gross Profit	$344	$20	$364

Identifiable Assets	$165	$622	$787

For the Year Ended December 31, 2008

	Consumer Services	OEM Direct	Consolidated

Revenues	$408	$2,561	$2,969

Gross Profit	$341	$729	$1,070

Identifiable Assets	$55	$2,140	$2,195

The identifiable assets noted above include inventory, account receivables, as applicable to each segment.

14.  Employee Benefit Plan

The Company maintains a Retirement Savings Plan that is funded by the participant’s salary reduction contributions. All employees of the Company are eligible to participate in the plan upon joining the Company. The plan is intended to permit any eligible employee who wishes to participate to contribute up to $16.5 of the employee’s compensation on a before-tax basis under Section 401(k) of the Internal Revenue Code for employees under 50 years of age and up to $22 for employees 50 years of age or older. The plan provides for discretionary Company matching contributions and discretionary Company profit-sharing contributions. Contributions are invested in such proportions as the employee may elect in a variety of mutual investment funds. During the years ended December 31, 2009 and 2008, the Company made no matching or discretionary profit-sharing contributions to the plan.

15.  Supplemental disclosure of cash flow information

	Year Ended December 31
	2009	2008

Cash paid for interest	$9	$9

Non-cash investing and financing activities:
Cumulative effect on a change in accounting principle on (See Note 3):
Detachable Warrants	885	0
Additional paid in capital	(1,751)	0
Accumulated deficit	1,449	0
Purchase of engineering software in accounts payable	300	0
Conversion of convertible debenture to common stock	0	1,921
Common stock issued in payment of convertible debentures	4,080	0
Common stock issued in payment of accrued interest	1,046	0
Common stock issued in payment of warrant derivative	993	0
Common stock issued in payment of notes	750	0
Common stock issued in payment of obligation	839	0

16.  Subsequent Events.

Increase of WGI Credit Line.  As described in Note 9, on October 28, 2009, the Company entered into the Revolving Loan pursuant to which WGI provided to the Company a line of credit in a principal amount of $3,000.

On March 9, 2010, the Company entered into the First Amendment to the Revolving Loan with WGI (the Revolving Loan as amended by the First Amendment, the “Amended Revolving Loan”), pursuant to which the maximum principal amount of the line of credit was increased to $5,000.  All other terms of the Amended Revolving Loan remained unchanged by the increase in the maximum principal amount of the line of credit.  As of March 24, 2010, the Company had drawn down an additional $2,400 in principal amount under the Amended Revolving Loan.

Issuance of Warrant to WGI.  In connection with the Amended Revolving Loan, on March 9, 2010, the Company granted WGI a warrant to purchase up to 6,000,000 shares of Common Stock at an exercise price of $0.574 per share (the “March 2010 WGI Warrant”).  The March 2010 WGI Warrant was fully vested on issuance and has a term of 10 years.  The March 2010 WGI Warrant has a value of $3,330 utilizing the Black-Scholes option pricing model with the following assumptions used: term of 10 years, volatility of 162%, dividends of $0 and a risk free interest rate of 3.71%.

The Company believes that the Amended Revolving Loan and March 2010 WGI Warrant were made on terms no less favorable than the Company could have received in a negotiated transaction with an unrelated third party.

Office Space Lease.  On March 24, 2010, WorldGate Service, Inc. (“WGAT Service”), a subsidiary of the Company, entered into an Office Space Lease (the “Lease”), with Horizon Office Development I, L.P., pursuant to which WGAT Service will lease approximately 18,713 square feet of office space at Horizon II, 3800 Horizon Boulevard, Bensalem, Pennsylvania, at the Horizon Corporate Center.  The office space comprises part of the second floor of the building, and will be used for engineering, corporate and administrative operations and activities.  The new premises are expected to be available for occupancy beginning in August 2010 following completion of leasehold improvements.  The Lease has a term of 89 months from the commencement date.  Following a full abatement of rent for the first 5 months of the Lease term, the initial annual base rent is approximately $449.  The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Lease and will be approximately $505 in the seventh year.  In addition to the base rent, WGAT Service will also pay its proportionate share of building operating expenses, insurance expenses, real estate taxes and a management fee.  WGAT Service is required to pay a security deposit of approximately $187 as security for its full and prompt performance of the terms and covenants of the Lease.

WGAT Service has two options to extend the Lease for a period of 60 months each.  Each option to extend will be at 95% of the then market rent rate.  WGAT Service is permitted to terminate the Lease as of the 65th month of the Lease term upon at least 6 months prior notice, compliance with certain other conditions and the payment of a termination fee equal to the amount of unamortized broker commissions paid by landlord plus the unamortized amount of tenant improvement costs and expenses expended by landlord WGAT Service has the right of first offer during the Lease term, subject to certain conditions, to lease additional space on the second and third floors of the building.  In addition, the Company provided a guaranty with respect to WGAT Service’s payment obligations under the Lease.

Amendment to Master Purchase Agreement.   As described in Note 3, on April 6, 2009 the Company entered into a commercial relationship with ACN DPS pursuant to which the Company agreed to design and sell video phones to ACN DPS under the Commercial Relationship.  As part of the Commercial Relationship, the Company entered into a Master Purchase Agreement pursuant to which ACN DPS committed to purchase 300,000 videophones over a two-year period.

On March 30, 2010, the Company entered into the First Amendment (the “MPA Amendment”) to the Master Purchase Agreement with ACN DPS. Among other changes the MPA Amendment amends the Master Purchase Agreement as follows:

•
As soon as practicable after the Company provides a demonstration to ACN DPS of the working video phone contemplated by the Master Purchase Agreement, ACN DPS will issue its first purchase order under the Master Purchase Agreement for 80,000 video phones.

•
ACN DPS will pay the Company 50% of the purchase price for video phones pursuant to a purchase order upon the later of (a) acceptance of the purchase order by the Company and (b) five (5) weeks prior to the delivery of video phones to ACN DPS at the Company’s manufacturing facility.  ACN DPS will pay the Company the remaining 50% of the purchase price upon delivery of the video phones to ACN DPS at the Company’s manufacturing facility.

In connection with the MPA Amendment, on March 30, 2010 the Company granted ACN DPS a warrant to purchase up to 3 million shares of Common Stock at an exercise price of $0.0425 per share (the “ACN 2010 Warrant”).  The ACN 2010 Warrant will vest incrementally based on ACN DPS’s purchases of video phones under the Master Purchase Agreement, as amended by the MPA Amendment.

The Company has evaluated events that occurred subsequent to December 31, 2009 and through the date that the financial statements were issued, and except as disclosed above, management concluded that no other events required disclosure in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Date: March 31, 2010	By	/s/ George E. Daddis Jr.
Name: George E. Daddis Jr.
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoffrey M. Boyd	Director	March 31, 2010
Geoffrey M. Boyd

/s/ Anthony Cassara	Director	March 31, 2010
Anthony Cassara

/s/ Brian Fink	Director	March 31, 2010
Brian Fink

/s/ Richard P. Nespola	Director	March 31, 2010
Richard P. Nespola

/s/ Gregory Provenzano	Director	March 31, 2010
Gregory Provenzano

/s/ David Stevanovski	Director	March 31, 2010
David Stevanovski

/s/ Robert Stevanovski	Chairman	March 31, 2010
Robert Stevanovski

/s/ George E. Daddis Jr.	Chief Executive Officer	March 31, 2010
George E. Daddis Jr.	(principal executive officer)

/s/ Joel Boyarski	Senior Vice President and	March 31, 2010
Joel Boyarski	Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1
Restated Certificate of Incorporation reflecting all amendments through March 31, 2009 (Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed with the SEC on May 15, 2009)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999, filed with the SEC on May 28, 1999)

3.3
Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 24, 2004 (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the SEC on November 17, 2004)

4.1
Form of Warrant issued by the Company pursuant to the Amended and Restated Securities Purchase Agreement dated as of December 4, 2003 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 2, 2003)

4.2
Form of Additional Investment Right issued by the Company pursuant to the Amended and Restated Securities Purchase Agreement dated as of December 4, 2003 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on December 2, 2003)

4.3
Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated as of January 20, 2004 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 21, 2004)

4.4
Form of Additional Investment Right dated issued by the Company pursuant to the Securities Purchase Agreement dated as of January 20, 2004 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 21, 2004)

4.5
Form of Series A Warrant issued by the Company pursuant to the Securities Purchase Agreement dated as of June 24, 2004 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 25, 2004)

4.6
Form of Series B Warrant issued by the Company pursuant to the Securities Purchase Agreement dated as of June 24, 2004 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 25, 2004)

4.7
Form of Series C Warrant issued by the Company pursuant to the Securities Purchase Agreement dated as of June 24, 2004 (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 25, 2004)

4.8	Form of Warrant issued by the Company to Mr. K. Y. Cho (Incorporated by reference to Exhibit 4.9 to our Registration Statement on Form SB-2 filed with the SEC on May 24, 2005)

4.9
Form of Warrant dated August 3, 2005 issued by the Company pursuant to the Stock Purchase Agreement dated August 3, 2005 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2005)

4.10
Form of Warrant dated August 3, 2005 issued by the Company pursuant to the Stock Purchase Agreement dated August 3, 2005 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 8, 2005)

Exhibit Number	Description

4.11
Registration Rights Agreement, August 3, 2005, by and among the Company and certain investors, pursuant to the Stock Purchase Agreement dated August 3, 2005 (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on August 8, 2005)

4.12
Investor Registration Rights Agreement, dated August 11, 2006, by and among the Company and Cornell Capital Partners, LP (Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, filed with the SEC on August 14, 2006)

4.13
Form of Amended and Restated Secured Convertible Debenture, originally issued August 11, 2006 dated as of May 17, 2007, issued by the Company to Cornell Capital Partners, LP (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on May 24, 2007)

4.14
Form of amended and restated Secured Convertible Debenture originally issued October 2006, dated may17, 2007, issued by the Company to Cornell Capital Partners, LP (Incorporated by reference to Exhibit 99.3to our Current Report on Form 8-K filed with the SEC on May 24, 2007)

4.15
Warrant, dated April 6, 2009, issued to ACN Digital Phone Service, LLC (Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

4.16
Warrant, dated April 6, 2009, issued to WGI Investor LLC (Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

4.17
Form of Amendment No. 1 to Warrant and Exercise Agreement with respect to the 2004 Amended Warrants (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 26, 2009)

4.18	Form of Amendment No. 1 to Warrant with respect to the 2004 Amended Warrants (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 26, 2009)

4.19
Form of Amendment No. 1 to Warrant and Exercise Agreement with respect to the 2005 Amended Warrants (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 26, 2009)

4.20	Form of Warrant, issued July 8, 2009, by the Company to Mototech, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 10, 2009)

4.21	Form of Amendment No. 1 to Warrant Agreement with respect to the 2007 Warrant (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 20, 2009)

4.22
Revolving Promissory Note, dated October 28, 2009, by WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC  in favor of WGI Investor LLC in a principal amount of $3,000,000 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2009)

4.23
Promissory Note, dated February 4, 2009, in the amount of $550, issued to WGI Investor LLC (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed with the SEC on May 15, 2009)

4.24
Promissory Note, dated March 24, 2009, in the amount of $200, issued to WGI Investor LLC (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed with the SEC on May 15, 2009)

Exhibit Number	Description

10.1	Letter Agreement, dated July 8, 2009, between the Company and Mototech, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 10, 2009)

10.2
Manufacturing Agreement, dated September 9, 2003, between the Company and Mototech Inc. (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form SB-2 filed with the SEC on December 24, 2003 (Registration No. 333-111571))

10.3
Letter Agreement, dated October 8, 2009, by and among Snap Telecommunications, Inc., Aequus Technologies Corp., WorldGate Communications, Inc. and OJO Service LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 15, 2009)

10.4
License, Maintenance and Update Services Agreement, dated March 31, 2008, between the Company and Aequus Technologies Corp. (Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on April 17, 2008)

10.5
Revised and Restated Amendment and Master Contract, dated March 31, 2008, between the Company and Aequus Technologies Corp. (Incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on April 17, 2008)

10.6
Master Agreement, dated March 31, 2008, between the Company and Aequus Technologies Corp. (Incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on April 17, 2008)

10.7
Master Manufacturing Agreement, dated November 18, 2009, between Kenmec Mechanical Engineering Co., Ltd. and Ojo Video Phones LLC* [Certain information in this exhibit has been omitted and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended]

10.8
ACN Consumer Communications Equipment Master Purchase Agreement, dated as of April 6, 2009, between ACN Digital Phone Service, LLC and Ojo Video Phones LLC (Incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

10.9
Software Development and Integration and Manufacturing Assistance Agreement, dated as of April 6, 2009, between ACN Digital Phone Service, LLC and Ojo Video Phones LLC (Incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

10.10
Securities Purchase Agreement, dated December 12, 2008, by and between the Company and WGI Investor LLC (Incorporated by reference to Annex A of our Proxy Statement dated February 13, 2009, filed with the SEC on February 13, 2009)

10.11
Registration Rights and Governance Agreement, dated as of April 6, 2009, by and among WorldGate Communications, Inc., WGI Investor LLC, and ACN Digital Phone Service, LLC (Incorporated by reference to Exhibit 10.10 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

10.12
Revolving Loan and Security Agreement, dated October 28, 2009, by and among WGI Investor LLC, WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2009)

Exhibit Number	Description

10.13
Services Agreement, dated October 12, 2009, between ACN, Inc. and WorldGate Communications, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 16, 2009)

10.14
Master Service Agreement, dated October 9, 2009, between Ojo Service LLC and deltathree, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2009)

10.15
Lease Amendment, dated April 2, 2009, between WorldGate Service, Inc. and 3190 Tremont LLC (Incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2009, filed with the SEC on March 31, 2010)

10.16
1996 Stock Option Plan, as amended and restated effective February 15, 2001 (Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed with the SEC on August 17, 2001) †

10.17	2003 Equity Incentive Plan (Incorporated by reference to Exhibit D of our Proxy Statement dated September 1, 2004, filed with the SEC on September 3. 2004) †

10.18	Amendment No.1 to the WorldGate Communications, Inc. 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 28, 2009) †

10.19	Form A of the Non-Qualified Stock Option Grant (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 28, 2009) †

10.20	Form B of the Non-Qualified Stock Option Grant (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 28, 2009) †

10.21	Offer Letter, dated July 31, 2009, to George E. Daddis Jr. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2009) †

10.22	Offer Letter, dated June 23, 2009, to Allan Van Buhler* †

10.23
Employment Agreement, dated April 6, 2009, between WorldGate Service, Inc. and Joel Boyarski (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009) †

10.24
Employment Agreement, dated April 6, 2009, between WorldGate Service, Inc. and Harold Krisbergh (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009) †

10.25
Employment Agreement, dated April 6, 2009, between WorldGate Service, Inc. and Randall J. Gort (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009) †

10.26
Employment Agreement, dated April 6, 2009, between WorldGate Service, Inc. and James McLoughlin (Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009) †

10.27
Resignation Letter, dated as of April 8, 2009, from Harold Krisbergh to WorldGate Communications, Inc. (Incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009) †

10.28
Resignation Letter, dated as of April 8, 2009, from Randall J. Gort to WorldGate Communications, Inc. (Incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009) †

Exhibit Number	Description

10.29
Resignation Letter, dated as of May 15, 2009, from James McLoughlin to WorldGate Communications, Inc. (Incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009) †

10.30
Subscription Agreement, dated September 24, 2007, between the Company and Antonio Tomasello (Incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on April 17, 2008)

10.31
Amended and Restated Securities Purchase Agreement, dated as of December 4, 2003, among the Company and the Purchasers (as defined therein) (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 4, 2003)

10.32
Securities Purchase Agreement, dated as of January 20, 2004, among the Company and the Purchasers (as defined therein) (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 21, 2004)

10.33
Securities Purchase Agreement, dated as of June 24, 2004, by and between the Company and the Investors (as defined therein) (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 25, 2004)

10.34
Securities Purchase Agreement, dated as of August 11, 2006, by and among the Company and Cornell Capital Partners, LP (Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, filed with the SEC on August 14, 2006)

10.35
Securities Purchase Agreement, dated as of August 3, 2005, among the Company and the Investors (as defined therein) (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2005)

10.36	Voting Agreement among the Company, Antonio Tomasello and David Tomasello (Incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K filed with the SEC on May 24, 2007)

21	Subsidiaries*

23.1	Consent of Marcum LLP*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

†Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.