Form 10-Q
period 2010-03-31
WORLDGATE COMMUNICATIONS INC
filed 2010-05-12
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).                    Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2010
Common Stock, par value $0.01 per share	339,297,403 shares

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share amounts)

	March 31,	December 31,
	2010 (Unaudited)	2009*
ASSETS
Current assets:
Cash and cash equivalents	$649	$578
Trade accounts receivable less allowance for doubtful accounts of $42 at March 31, 2010 and December 31, 2009	50	24
Other receivables	52	15
Inventory, net	1,310	763
Prepaid and other current assets	245	281
Total current assets	2,306	1,661
Property and equipment, net	661	739
Deferred debt issuance costs, net	3,285	-
Total assets	$6,252	$2,400

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$387	$535
Due to related parties	1,151	262
Accrued expenses	422	409
Accrued compensation and benefits	180	100
Accrued severance	42	232
Warranty reserve	10	15
Deferred revenues and income	1,283	1,460
Note payable	-	22
Total current liabilities	3,475	3,035

Long term liabilities:
Revolving Loan, with related party	3,800	1,400
Total liabilities	7,275	4,435

Commitments and contingencies
Stockholders’ deficiency:
Preferred Stock, $.01 par value, 13,500,000 shares authorized, and 0 shares issued at March 31, 2010 and December 31, 2009	-	-
Common Stock, $.01 par value; 700,000,000 shares authorized at March 31, 2010 and December 31, 2009; and 339,297,403 and 337,947,088 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	3,393	3,380
Additional paid-in capital	274,177	270,330
Accumulated deficit	(278,593)	(275,745)
Total stockholders’ deficiency	(1,023)	(2,035)
Total liabilities and stockholders’ deficiency	$6,252	$2,400

* Condensed from audited financial statement

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except share and per share amounts)

	Three Months Ended March 31,
	2010		2009

Net revenues		$287	$1,238
Cost of revenues		178	914
Gross profit		109	324

Expenses from operations:
Engineering and development		921	502
Operations		215	120
Sales and marketing		312	31
General and administrative		1,297	892
Depreciation and amortization		88	40
Total expenses from operations		2,833	1,585

Loss from operations		(2,724)	(1,261)

Other income (expense):
Interest and other income		-	8
Change in fair value of derivative warrants and conversion options		-	3,925
Income from service fee contract termination		-	348
Interest and other expense		-	(58)
Related party interest		(79)	(14)
Amortization of debt issuance costs		(45)	-
Amortization of debt discount		-	(683)
Total other income (expense)		(124)	3,526
Net (loss) income		$(2,848)	$2,265

Net (loss) income per common share:
Basic	$	$ (0.01)	$0.02
Diluted		$(0.01)	$0.02

Weighted average common shares outstanding:
Basic		361,461,433	118,906,345
Diluted		361,461,433	120,824,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Dollars and shares in thousands)

	Common Stock		Additional	Accumulated		Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit		Deficiency

Balance at January 1, 2010	337,947	$3,380	$270,330	$(275,745)		$(2,035)
Issuance of Common Stock upon exercise of stock options	1,350	13	133	-		146
Non-cash stock based compensation	-	-	384	-		384
Issuance of warrants to WGI (See Note 6)	-	-	3,330	-		3,330
Net Loss	-	-	-	(2,848	) )	(2,848)

Balance at March 31, 2010	339,297	$3,393	$274,177	$(278,593)		$(1,023)

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(2,848)	$2,265
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	88	40
Amortization of debt issuance costs	45	-
Amortization of debt discount	-	683
Change in fair value of derivative warrants and conversion options	-	(3,925)
Loss on disposal of fixed assets	-	1
Inventory reserve	-	600
Non-cash stock based compensation	384	64
Bad debt expense	-	157
Changes in operating assets and liabilities:
Trade accounts receivable	(26)	11
Other receivables	(37)	1
Inventory	(547)	(482)
Prepaid and other current assets	36	56
Accounts payable	(148)	109
Due to related parties	889	-
Accrued expenses and other current liabilities	13	273
Accrued severance	(190)	-
Accrued compensation and benefits	80	57
Warranty reserve	(5)	10
Deferred revenues and income	(177)	(782)
Net cash used in operating activities	(2,443)	(862)

Cash flows from investing activities:
Capital expenditures	(10)	(27)
Net cash used in investing activities	(10)	(27)

Cash flows from financing activities:
Proceeds from issuance of common stock	146	-
Proceeds from the issuance of notes	-	780
Proceeds from revolving loan with related party	2,400	-
Repayments of notes	(22)	-
Net cash provided by financing activities	2,524	780
Net increase (decrease) in cash and cash equivalents	71	(109)
Cash and cash equivalents, beginning of period	578	429
Cash and cash equivalents, end of period	$649	$320
Supplemental disclosures of non-cash financing activities:
Cumulative effect of a change in accounting principle:
Detachable warrants	$-	$885
Additional paid-in capital	-	(1,751)
Accumulated deficit	-	1,449
Issuance of warrants to WGI (See Note 6)	3,330	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share and per unit amounts)

1.	Business and Basis of presentation

WorldGate Communications, Inc. and its subsidiaries (“WorldGate” or the “Company”) is a provider of digital voice and video phone services and next generation video phones. The Company designs and develops digital video phones featuring real-time, two-way video. It also provides a turn-key digital voice and video communication services platform supplying complete back-end support services.

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

Through its Original Equipment Manufacturer (the “OEM Direct”) segment the Company distributes its digital video phones directly to telecommunications service providers who already have a complete digital voice and video management and network infrastructure.

The unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2010 and 2009 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In addition, the December 31, 2009 condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP.  These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 and the notes thereto included in the Company’s Annual Report on Form 10-K.  The accounting policies used in preparing these unaudited condensed consolidated financial statements are materially consistent with those described in the audited December 31, 2009 financial statements.

The financial information in these financial statements reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods. Quarterly operating results are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2010.  All significant intercompany accounts have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.   Actual results could differ from those estimates.  Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas.  Some of the areas requiring significant judgments and estimates are as follows:  inventory valuation, stock-based compensation, valuation of warrants and deferred tax asset valuation allowance.

2.	Liquidity Considerations

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

Based on management’s internal forecasts and assumptions regarding its short term cash requirements, the increase in and full utilization of the expanded credit line of the Revolving Loan (See Note 6), the planned completion of the development of the Company’s new voice and video phone, the commencement of delivery of these new video phones expected in May 2010, the expected placement of purchase orders and receipt of advance funds for the purchase of units by ACN Digital Phone Service, LLC (“ACN DPS”), a subsidiary of ACN, Inc. (“ACN”), pursuant to a Master Purchase Agreement pursuant to which ACN DPS committed to purchase 300,000 videophones over a two-year period (the “Master Purchase Agreement”) and the Company’s current forecast for sales for other products and services, the Company believes that it will have sufficient working capital to support its current operating plans through at least March 31, 2011.

If these assumptions do not materialize, or do not materialize in the projected timeframe, the Company will need to obtain additional funding through the private or public issuance of debt or equity securities. The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, asset securitizations, or from other sources to address the risks inherent in its plans and to help insure that the Company has the adequate financial resources in the event the realization of its plan requires additional time or is faced by additional marketplace challenges.

The Company continues to focus on the business elements that it believes are important for its sustainability. The Company continues to explore additional product and service sales opportunities. The Company believes that growing the Consumer Services segment of its business, which includes a recurring revenue stream, is an essential element in the long term sustainability of its operations. In addition, the Company is focused on reducing the cost of its voice and video phone which it believes will facilitate the growth of the Company’s product and services.

There can be no assurance given, however, that the Company’s efforts will be successful or that any additional financing will be available and can be consummated on terms acceptable to the Company, if at all. There can also be no assurance given that any additional sales can be achieved through additional service and distribution opportunities. If the Company is unable to obtain additional funds, and its plans are not achieved in the planned time frame, the Company may be required to reduce the size of the organization which could have a material adverse impact on its business.

The Company has incurred recurring net losses and has an accumulated deficit of $278,593, stockholder’s deficiency of $1,023 and a working capital deficiency of $1,169.

3. Summary of Significant Accounting Policies

Reclassification

Certain prior year amounts have been reclassified to conform to the current-year presentation.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable.  The book value of cash and cash equivalents, accounts  receivable and accounts payable is considered to be representative of their values because of their short term maturities.  Due to the Company’s relationship, the carrying value of the revolving loan with a related party approximates fair value, as determined by comparison of rates currently available for obligations with similar terms and maturities.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectability is reasonably assured, and the delivery and acceptance of the equipment has occurred or services have been rendered.  Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Due to the Company’s limited commercial sales history, its ability to evaluate the collectability of customer accounts requires significant judgment. The Company periodically evaluates its equipment customers and service customers’ accounts for collectability at the date of sale and periodically thereafter.

The Company’s revenue is net of any collections of state or municipal taxes, fees or surcharges on the charges to customers for the products and services that they purchase (such as sales and use, excise, utility, user, and ad valorem taxes), and net of other applicable charges related to the Company’s voice over Internet protocol (“VoIP”) offering (including 911, Telecommunications Relay Services (“TRS”) and Universal Service Fund (“USF”) fees) Any permitted administrative fees for the administration and collection of these taxes and surcharges is included in revenue.  If the Company is subject to the above taxes, fees and surcharges, to the extent permitted by law, the Company generally passes such charges through to its customers.

Revenues are also offset by a reserve for any price refunds and consumer rebates consistent with Accounting Standards Codification (“ASC”) Topic 605-50. In addition, revenues are also offset to reflect any consideration given by a vendor to a customer for which an otherwise identifiable benefit has not been received. This consideration includes warrants given to a customer (See Note 7).

During the three months ended March 31, 2010 the Company shipped $178 of units  previously recorded as a deferred revenue as of December 31, 2009 and as such recorded this as revenue in the three months ended March 31, 2010.    Prior to the shipment of these units, these units were held and revenue deferred by the Company pending shipment to the ultimate customer.   As of March 31, 2010, the Company was not holding any video phones, for which the Company has received payment.

Net (Loss) Income  Per Share (Basic and Diluted)

The Company displays dual presentation of earnings per share as both basic and diluted earnings per share (“EPS”).  Basic EPS includes no dilution and is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Basic weighted average shares outstanding at March 31, 2010 includes 23,246,063 of weighted average shares for the three month period ended March 31, 2010 issuable in the future under the terms of the WGI Anti-Dilution Warrant, as this warrant is exercisable at a nominal amount ($0.01 per share).  Diluted EPS includes, under the “treasury stock” and “if converted” methods, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances are not included in the computation when they are not in the money or their effect would be anti-dilutive.

The following table presents the shares used in the computation of fully diluted (loss) income per share for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
	2010	2009
Numerator for diluted EPS calculation:
Net(loss) income	$(2,848)	$2,265

Denominator for diluted EPS calculation:
Basic weighted average common shares outstanding	361,461,433	118,906,345
Effect of dilutive stock options	-	1,917,686
	361,461,433	120,824,031

Basic EPS	$(0.01)	$0.02
Fully Diluted EPS	$(0.01)	$0.02

Potential common shares excluded from net (loss) income per share for the three months ended March 31, 2010, and  2009 were 173,825,517 and 21,772,220, respectively because their effect would be anti-dilutive.  Potential common shares comprise shares of common stock issuable upon the exercise of stock options, unvested restricted stock and warrants, and upon the conversion of convertible debentures irrespective of whether such securities are in the money.

Recent Accounting Pronouncements

In October 2009, the FASB issued new accounting guidance, under ASC Topic 985 on software, which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of this new guidance is optional. The Company has adopted this guidance effective for new arrangements in the year 2010, the effect of which is not deemed to be material.

The FASB published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria for Subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence; or (c) estimates.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method and also requires expanded disclosures. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard will have an impact on the Company’s consolidated financial position and results of operations for all multiple deliverable arrangements entered into or materially modified in 2010.

4. Inventory

The Company’s inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined at the lower of cost or market on a first-in, first-out cost basis.  As of March 31, 2010 and December 31, 2009, the Company’s inventory balance was net of a reserve of $757 for excess and obsolete inventory that is not expected to be utilized in the continued development of the video phone.  The Company adjusted its reserve for excess and obsolete inventory by $0 and $757 for the three months ended March 31, 2010 and for the year ended December 31, 2009, respectively, to reflect such valuation.  Included in inventory as of December 31, 2009 is $178 for units purchased in a “Bill and Hold” arrangement for a single customer.

5.   Accrued Expenses

The Company’s accrued expenses consisted of the following:

	March 31, 2010	December 31, 2009
Interest on Notes	$-	$10
Contingent penalties	157	157
Board fees	-	94
Taxes	45	33
Other	220	115
Totals	$422	$409

6. Revolving Credit Line

On October 28, 2009, the Company entered into the Revolving Loan and Security Agreement (the “Revolving Loan”) with WGI Investment LLC (“WGI”), pursuant to which WGI provided the Company a line of credit in a principal amount of $3,000.     On March 9, 2010, the Company entered into the First Amendment to the Revolving Loan with WGI (the Revolving Loan as amended by the First Amendment, the “Amended Revolving Loan”), pursuant to which the maximum principal amount of the line of credit was increased to $5,000.  All other terms of the Revolving Loan remained unchanged. Interest accrues on any loan advances at the rate of 10% per annum.  Interest is payable beginning June 1, 2010 and monthly thereafter and any principal amount repaid by the Company is available for re-borrowing.  All outstanding principal and interest outstanding are required to be repaid on October 28, 2014.  The Company granted WGI a security interest in substantially all the assets of the Company and the Company made customary representations and covenants to WGI.   Any loan advance requires the satisfaction of customary borrowing conditions.  Upon the occurrence of an event of default, (1) WGI may require repayment of all outstanding amounts under the Amended Revolving Loan, may terminate its commitment to make additional loans to the Company, and may exercise its rights with respect to the security interest in substantially all of the assets of the Company and (2) all outstanding amounts under the Amended Revolving Loan will bear interest at the rate of 15% per annum.  As of March 31, 2010, the Company received aggregate advances under the Revolving Loan of $3,800.   As of May 12, 2010, a total principal balance of  $4,600 has been drawn under the Amended Revolving Loan.

In connection with the Amended Revolving Loan, on March  9, 2010, the Company granted WGI a warrant to purchase up to approximately 6,000,000 shares of common stock at an exercise price of $0.574 per share (the “March 2010 WGI Warrant”).  The March 2010 WGI Warrant was fully vested on issuance and has a term of 10 years.  The March 2010 WGI Warrant has a value of $3,330 utilizing the Black-Scholes option pricing model with the following assumptions: term of 10 years, volatility of 162%, dividends of $0 and a risk free interest rate of 3.71%.  The value of the March 2010 WGI Warrant was recorded as a deferred debt issuance cost and will be amortized on a straight-line basis over the remaining term of the Amended Revolving Loan.  As of March 31, 2010, $45 of the March 2010 WGI Warrant of $3,330 had been amortized and the balance of the deferred debt issuance cost was recorded as a $3,285 long term asset.

 7. Stockholders’ Equity

April 2009 WGI and ACN DPS Transaction.

 On April 6, 2009, the Company completed a private placement of securities to WGI pursuant to the terms of a Securities Purchase Agreement, dated December 12, 2008 (the “Securities Purchase Agreement”).  In connection with the transaction, the Company issued to WGI a warrant to purchase up to approximately 140.0 million shares of common stock in certain circumstances (the “Anti-Dilution Warrant”).  The Anti-Dilution Warrant entitled WGI to purchase up to 140.0 million shares of common stock at an exercise price of $0.01 per share to the extent the Company issues any capital stock upon the exercise or conversion of (i) any warrants, options and other purchase rights that were outstanding as of April 6, 2009 (“Existing Contingent Equity”), (ii) up to 19.7 million shares underlying future options, warrants or other purchase rights issued by the Company after April 6, 2009 (“Future Contingent Equity”), or (iii) the ACN 2009 Warrant (See below).  The Anti-Dilution Warrant is designed to ensure that WGI may maintain ownership of 63% of the issued and outstanding shares of the Company’s capital stock in the event that any of the Company’s capital stock is issued in respect of the Existing Contingent Equity, the Future Contingent Equity or the ACN 2009 Warrant.  The term of the Anti-Dilution Warrant is ten years from the date of issuance, and the shares subject to the Anti-Dilution Warrant will be decreased proportionally upon the expiration of Existing Contingent Equity, Future Contingent Equity and the ACN 2009 Warrant.

The following table summarizes, as of March 31, 2010, each contingent equity category under the Anti-Dilution Warrant and the exercisability of the Anti-Dilution Warrant.

	Shares Under Contingent Equity Categories
	Issuable as of April 6, 2009	As of March 31, 2010
Contingent Equity Categories		Terminated or Expired Shares	Shares Not Exercisable	Shares Exercisable	Total Shares Issuable (Exercisable and Non-Exercisable)
Existing Contingent Equity	24,318,869	5,982,147	4,602,921	13,733,801	18,336,722
Future Contingent Equity	19,689,182	98,639	18,590,543	1,000,000	19,590,543
ACN 2009 Warrant	38,219,897	0	38,219,897	0	38,219,897
Total Contingent Equity	82,227,948	6,080,786	61,413,361	14,733,801	76,147,162

Anti-Dilution Warrant (Total Contingent Equity * 1.7027027)	140,009,750	10,353,771	104,568,696	25,087,283	129,655,978

Concurrently with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the Company entered into a commercial relationship with ACN DPS pursuant to which it agreed to design and sell video phones to ACN DPS (the “Commercial Relationship”). As part of the Commercial Relationship, the Company entered into two agreements with ACN DPS: a Master Purchase Agreement pursuant to which ACN DPS committed to purchase 300,000 videophones over a two-year period (the “Master Purchase Agreement”) and a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN DPS committed to provide us with $1,200 to fund associated software development costs. In connection with the Commercial Relationship, the Company granted ACN DPS a warrant to purchase up to approximately 38.2 million shares of Common Stock at an exercise price of $0.0425 per share (the “ACN 2009 Warrant”). The ACN 2009 Warrant granted to ACN DPS will vest incrementally based on ACN DPS’s purchases of video phones under the Master Purchase Agreement.

On March 30, 2010, the Company entered into the First Amendment (the “MPA Amendment”) to the Master Purchase Agreement with ACN DPS. Among other changes, the MPA Amendment amends the Master Purchase Agreement as follows:

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

Current accounting principles require that revenue generated be reduced to reflect the extent that ACN 2009 Warrant and ACN 2010 Warrant are determined to be consideration given by a vendor to a customer for which an otherwise identifiable benefit has not been received. The Company will record a charge for the fair value of the portion of the ACN 2009 Warrant and ACN 2010 Warrant earned from the point in time when shipments of units are initiated to ACN DPS through the vesting date. Final determination of fair value of the ACN 2009 Warrant will occur upon actual vesting. Applicable accounting guidance requires that the fair value of the ACN 2009 Warrant and the ACN 2010 Warrant be recorded as a reduction of revenue to the extent of cumulative revenue recorded from ACN DPS.

A summary of the Company’s warrant activity for the three months ended March 31, 2010, is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, January 1, 2010	168,755,235	$0.04	9.22
Granted
March 2010 WGI Warrant (See Note 6)	6,000,000	0.57
ACN 2010 Warrant	3,000,000	0.04
Exercised	-	-
Cancelled / Forfeited/ Expired	-	-
Outstanding, March 31, 2010	177,755,235	$0.06	8.69
Exercisable, March 31, 2010	31,966,642

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

Both the 1996 Plan and its successor, the 2003 Plan, are administered by a committee of the Board of Directors. The committee determines the term of each award, provided, however, that the exercise period may not exceed ten years from the date of grant, and for ISOs, in certain instances, may not exceed five years. As of March 31, 2010, there were 2,392,142 shares available for grant under the 2003 Plan and 21,157,563 options and restricted shares outstanding.

The weighted-average fair value per share of options granted were $0.54 and $0.30 during the three months ended March 31, 2010 and 2009, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes fair value option valuation model. The following weighted-average assumptions were used for grants in 2010 and 2009, respectively: expected volatility of 149.9% and 157.0%; average risk-free interest rates of 2.77% and 2.00%; dividend yield of 0%; and expected lives of 6.25 years.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award on the date of grant. The Company also recognizes the excess tax benefits related to stock option exercises as financing cash inflows instead of operating inflows. As a result, the Company’s net (loss) income before taxes for the three months ended March 31, 2010 and 2009 included approximately $384 and $64, respectively, of stock based compensation. The stock based compensation expense is included in general and administrative expense in the condensed consolidated statements of operations. The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

A summary of the Company’s stock options is presented below:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2009	21,641,878	$0.14
During the Period January 1, 2010 through March 31, 2010:
Granted	560,000	$0. 57
Exercised	(1,350,315)	$(0.11)
Cancelled/forfeited	(2,000)	$(0.11)
Outstanding, March 31, 2010	20,849,563	$0.41	$3,938,479

Exercisable, March 31, 2010	1,992,848	$0.16	$240,406

As of March 31, 2010, there was $4,869 of total unrecognized compensation arrangements granted under the Plan. The cost is expected to be recognized through 2014.

Restricted Stock Grants

The 2003 Plan provides for performance share grants of restricted shares of common stock, which are bookkeeping entries representing a right to receive a payment in cash, shares of common stock, or a combination thereof as determined by the Compensation and Stock Option Committee equal to the value of the shares of common stock on achievement of performance criteria. An aggregate of 1,151,000 restricted shares were granted on October 3, 2007 and December 20, 2007 to certain executives that vest upon the achievement of certain performance criteria. As of March 31, 2010, 308,000 of the restricted shares remain outstanding with the balance having been cancelled or forfeited. These awards vest pursuant to the following performance criteria: (a) 10% of the shares vest upon achieving each of a 10%, 20%, 30% 40% and 50% increase in the Company’s total gross revenue in a quarter over its third quarter 2007 total gross revenue shown on its statement of operations as reported in its SEC filings, (b) 25% of the shares vest upon the Company’s achievement of a quarterly operating cash break even (defined as zero or positive “net cash provided by operations” consistent with or as reported on the “Consolidated Statement of Cash Flows” in the financial statements filed with SEC) and (c) 25% of the shares vest upon the Company’s achievement of 10% net income as a percent of revenue

It was determined that it was more likely than not that the remaining 308,000 outstanding restricted shares, with a fair value of $83, would vest. As such, the Company is amortizing the fair value of these shares over the expected period that they will vest and recorded compensation expense of $8 and $0 for these grants for each of the three months ended March 31, 2010 and 2009, respectively. There were no changes to the restricted shares during the quarter ended March 31, 2010.

8. Commitments and Contingencies

Leases

On March 24, 2010, the Company entered into an Office Space Lease (the “Lease”), with Horizon Office Development I, L.P., pursuant to which the Company will lease approximately 18,713 square feet of office space at Horizon II, 3800 Horizon Boulevard, Bensalem, Pennsylvania, at the Horizon Corporate Center. The office space comprises part of the second floor of the building, and will be used for engineering, corporate and administrative operations and activities. The new premises are expected to be available for occupancy in the third quarter of 2010 following completion of leasehold improvements. The Lease has a term of 89 months from the commencement date. Following a full abatement of rent for the first 5 months of the Lease term, the initial annual base rent is approximately $449. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Lease and will be approximately $505 in the seventh year. In addition to the base rent, the Company will also pay its proportionate share of building operating expenses, insurance expenses, real estate taxes and a management fee. The Company paid a security deposit of approximately $187 as security for its full and prompt performance of the terms and covenants of the Lease.

The Company has two options to extend the Lease for a period of 60 months each. Each option to extend will be at 95% of the then market rent rate. The Company is permitted to terminate the Lease as of the 65th month of the Lease term upon at least 6 months prior notice, compliance with certain other conditions and the payment of a termination fee equal to the amount of unamortized broker commissions paid by landlord plus the unamortized amount of tenant improvement costs and expenses expended by landlord. The Company has the right of first offer during the Lease term, subject to certain conditions, to lease additional space on the second and third floors of the building.

Disclosure of Contractual Obligations

The future minimum contractual lease commitments under non-cancelable leases for each of the fiscal years ending December 31, are as follows:

2010 (April 1 to December 31, 2010)	$11
2011	461
2012	470
2013	468
2014	477
Thereafter	1,487
Total	$3,374

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

9.  Related Party Transactions

As of March 31, 2010, the Company reported $1,151 of related party liabilities, consisting of $1,075 of accounts payable to ACN for purchases of inventory and services and $76 of accrued interest to WGI on loan advances pursuant to the Revolving Loan.  The Company leases administrative, sales and customer operations office space from related parties in Rochester, New York and Concord, North Carolina, with combined annual lease costs not material to the Company.

10.   Concentration of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable.  At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.  At March 31, 2010, all of the Company’s cash was held at one financial institution.

Accounts receivable primarily consisted of receivables from the sales of its video phone service, and from the sale of video phones to distributors, service providers and from its web site.  As a result of the creditworthiness and payment history related to these sales, there was an allowance for potential credit losses of $42 as of both March 31, 2010 and December 31, 2009.

Sales to major customers, in excess of 10% of total revenues and accounts receivable, were as follows for each of the three months ended March 31, 2010 and 2009 and accounts receivables of March 31, 2010 and December 31, 2009 were as follows:

Customer	Sales		Accounts Receivable
	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	As of March 31, 2010	As of December 31, 2009
A	68%	64%	0	96%
B	0	26%	0	0

As of March 31, 2010, Kenmec is the sole direct volume manufacturer of video phones to the Company.  A formal relationship was established with Kenmec in November 2009.  Kenmec is a Taiwanese manufacturer and distributor of high performance, high speed data and computer networking products. The components and raw materials used in the Company’s video phone product are generally available from a multitude of vendors and are sourced based by Kenmec, among other factors, on reliability, price and availability.

In addition, ACN has agreed to provide to the Company the ability to purchase from time to time the Iris 3000 video phone.  During the three months ended March 31, 2010, the Company purchased $742 of Iris 3000 video phones from ACN.

11.    Client and Segment Data

The Company’s reportable operating segments consist of the following two business segments principally based upon the sale and distribution channels of the Company’s products and services: Consumer Services and OEM Direct.  The reporting for the Consumer Services segment includes the revenue and cost of revenues for products and related recurring services. The reporting for the OEM Direct segment includes the revenue and cost of revenues for digital video phones and maintenance services.

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

The following tables summarize financial information about the Company’s business segments for the three months ended March 31, 2010 and 2009.

	For the three months ended March 31, 2010
	Consumer Services	OEM Direct	Consolidated

Revenues	$87	$200	$287

Gross Profit	$77	$32	$109

Identifiable Assets	$909	$450	$1,359

	For the three months ended March 31, 2009
	Consumer Services	OEM Direct	Consolidated

Revenues	$109	$1,129	$1,238

Gross Profit	$96	$228	$324

Identifiable Assets	$68	$1,870	$1,938

The identifiable assets noted above include inventory and account receivables, as applicable to each segment.

12. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date, but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts contained in this Item 2 are in thousands, except for share and per share amounts)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

From time to time, we may provide information, whether orally or in writing, including those contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.  The words  “if,” “will,” “predicts,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “reinstate,” “opportunity,” “goal,” “objective,” “continue,” “exchange,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology and similar expressions, as they relate to us, are intended to identify forward-looking statements.  In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Factors and risks that could cause actual results to differ materially from those set forth or contemplated in forward looking statements include the risks identified in our filings with the Securities and Exchange Commission, including the risks identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from such forward looking statements or expectations.  Readers are also cautioned not to place undue reliance on these forward looking statements which speak only as of the date these statements were made.  Except as required by law, we do not intend to update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

We have two reportable business segments: Consumer Services and OEM Direct. The Consumer Services segment is aimed at the marketing and distribution of products and related recurring services to end users. In the Consumer Services segment, we market to three principal groups: (i) directly to retail consumers through the Internet and our corporate website, (ii) through commissioned independent sales agents, and (iii) on a wholesale basis through established telecommunication providers who will offer our video phone bundle as a product extension to their existing customer base. The OEM Direct segment is focused on selling digital video phones and maintenance services directly to telecommunications service providers who already have a digital voice and video management and network infrastructure, such as incumbent service providers, CLECs, international telecom service providers and cable service providers.

Trends in Our Industry.

On March 16, 2010, the Federal Communications Commission released its National Broadband Plan, which seeks to support broadband deployment and programs to encourage broadband adoption for the approximately 100 million U.S. residents who do not have broadband at home. We expect the trend of greater broadband adoption to continue. We benefit from this trend because our service requires a broadband Internet connection and our potential addressable market increases as broadband adoption increases.

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

Our significant accounting policies are described in the Management’s Discussion and Analysis section and the notes to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2009. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: inventory valuation, stock based compensation, valuation of warrants, and deferred tax asset valuation allowances. Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of the Board of Directors has reviewed our disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section or the audited financial statements for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

Results of Operations for the Three Ended March 31, 2010 and March 31, 2009.

Revenues.

	For the three months ended March 31,
	2010	2009	Change
Revenues:
Consumer Services	$87	$109	$(22)	(20)%
OEM Direct	$200	$1,129	$(929)	(82)%
Total net revenues	$287	$1,238	$(951)	(77)%

Consumer services revenues consist of shipments of products and related recurring services to end users.  For the three months ended March 31, 2010 compared with the three months ended March 31, 2009, the decrease of $22 in Consumer Services revenues primarily reflects reduced recurring retail service revenues of $19 resulting from reduced shipments of video phones.

Direct OEM revenues consist of digital video phones and maintenance services sold directly to telecommunications service providers who already have a digital voice and video management and network infrastructure.  For the three months ended March 31, 2010 compared with the three months ended March 31, 2009, the decrease of $929 in OEM Direct revenues primarily reflects $795 of non recurring engineering services revenue recognized in the first quarter of 2009 related to the settlement of the dispute with Aequus in January 2009.  Additionally, there was $139 of reduced shipments of video phones during the three months ended March 31, 2010 compared to the same period in 2009 to our Video Relay Service (“VSR”) provider customers.

One customer represented 68% and 64%, respectively, of our total revenue for the three months ended March 31, 2010 and 2009.

Cost of Revenues and Gross Profit

	For the three months ended March 31,
	2010	2009	Change
Cost of Revenues:
Consumer Services	$10	$13	$(3)	(23)%
OEM Direct	$168	$901	$(733)	(81)%
Total Cost of Revenues	$178	$914	$(736)	(81)%
Gross Profit:
Consumer Services	$77	$96	$(19)	(20)%
OEM Direct	$32	$228	$(196)	(86)%
Total Gross Profit	$109	$324	$(215)	(66)%

Cost of Revenues.

The cost of revenues for the Consumer Services business segment consists of direct costs related to product and delivery costs relating to the deliveries of video phones to end user customers.  For the three months ended March 31, 2010 compared with the three months ended March 31, 2009, the decrease of $3 in cost of revenues for the Consumer Services business segment primarily reflects slightly reduced shipments of video phones to our retail customers.

The cost of revenues for the OEM Direct business segment consists of direct costs related to product and delivery costs related to deliveries of video phones primarily to resellers and costs related to non-recurring engineering services revenues.  For the three months ended March 31, 2010 compared with the three months ended March 31, 2009, the decrease of $733 in cost of revenues for the OEM Direct business segment primarily reflects a $600 reserve for excess and obsolete inventory recorded during the three months ended March 31, 2009.  There was no inventory reserve recorded during the three months ended March 31, 2010.  In addition to the inventory reserve noted above, for the three months ended March 31, 2010 cost of revenues were reduced by $133 as a result of the reduced shipments to our VSR customers, when compared to the same period in 2009.

Gross Profit.

For the three months ended March 31, 2010 compared with the three months ended March 31, 2009, the decrease of $19 in gross profit for the Consumer Services business segment primarily reflects a decrease of $19 in product revenues. For the three months ended March 31, 2010 compared with the three months ended March 31, 2009, the decrease of $196 in gross profit for the OEM Direct business segment primarily reflects reduced non recurring engineering service revenues and reduced shipments of video phones to VRS customers. There were no non-recurring engineering service revenues recorded during the three months ended March 31, 2010. The gross profit for the three months ended March 31, 2009 included a $600 inventory reserve described above in Cost of Revenues.

Expenses From Operations

	For the three months ended March 31,
	2010	2009	Change
Expenses from Operations:
Engineering and development	$921	$502	$419	83%
Operations	$215	$120	$95	79%
Sales and marketing	$312	$31	$281	906%
General and administrative	$1,297	$892	$405	45%
Depreciation and amortization	$88	$40	$48	120%
Total Expenses from Operations	$2,833	$1,585	$1,248	79%

Engineering and Development. Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of our video phone product. For the three months ended March 31, 2010 compared with the three months ended March 31, 2009, the increase of $419 in engineering and development expenses primarily reflects the increased development effort on the next generation video phone consisting of staff compensation costs that increased by $253 and certain product developmental expenditures that increased by $164.

Operations. Operations expenses consist primarily of the indirect cost of providing the software systems that enable us to manage our network and service offering and the resources necessary to deliver these services, including our network systems, customer portal, our customer service center, billing expenses, and logistics and inventory management, For the three months ended March 31, 2010 compared with the three months ended March 31, 2009, the increase of $95 in operations expenses primarily reflects increased consulting fees of $37, increased customer care and network service costs of $76, and increased travel expenditures of $29. Partially offsetting these increases were reduced staff compensation costs of $42 for the three months ended March 31, 2010 compared to the same period in 2009.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs related to the continued sales of our video phone products and services. For the three months ended March 31, 2010 compared with the three months ended March 31, 2009, the increase of $281 in sales and marketing expenses primarily reflects a staff compensation cost increase of $107, increased travel expenditures of $32 and $136 of increased trade show and marketing expenditures that are part of the promotional effort for development and growth of the new Consumer Services business segment.

General and Administrative. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, as well as finance and general management activities, including legal, accounting and professional fees. For the three months ended March 31, 2010 compared with the three months ended March 31, 2009, the increase of $405 in general and administrative expenses primarily reflects an increase of $104 in consulting fees and an increase of $321 in non-cash based compensation costs from the issuance of employee stock options (see Note 7 of the accompanying consolidated financial statements).

Other Income and Expenses

	For the three months ended March 31,
	2010	2009	Change
Other Income and Expenses:
Interest and other income	$-	$8	$(8)	(100)%
Change in fair value of derivative warrants and conversion options	$-	$3,925	$(3,925)	(100)%
Amortization of debt issuance costs	$(45)	$-	$(45)	(100)%
Amortization of debt discount	$-	$(683)	$683	100%
Income from service fee contract termination	$-	$348	$(348)	(100)%
Interest expense	$(79)	$(72)	$(7)	(10)%
Total Other Income (Expense)	$(124)	$3,526	$(3,650)	104%

Interest and Other Income. Interest and other income consisted of interest earned on cash and cash equivalents. For the three months ended March 31, 2010 compared with the three months ended March 31, 2009, the decrease of $8 in interest and other income primarily reflects a refund received from a vendor during the three months ended March 31, 2009. There were no refunds or other income received during the three months ended March 31, 2010.

Change in fair value of derivative warrants. The fair value adjustments of our derivative warrants issued in our August 11, 2006 and October 13, 2006 private placements were primarily a result of changes in our common stock price during the three months ended March 31, 2009. For the three months ended March 31, 2010, there were no derivative warrants outstanding, and as a result there were no changes to the fair value recognized in our condensed consolidated financial statements related to these derivative instruments.

Amortization of Debt Issuance Costs and Debt Discount. For the three months ended March 31, 2009 the $683 of amortization of debt discount consists of the amortization of the secured convertible debentures issued in the August 11, 2006 and October 13, 2006 private placements. For the three months ended March 31, 2009, the $45 of amortization of debt issuance costs relates to warrants issued to WGI on March 9, 2010 (see Note 6 of the accompanying condensed consolidated financial statements).

Income from Service Contract Termination. During the three months ended March 31, 2009, we realized $348 of other income resulting from the payment from a customer for the elimination of previously agreed service fees. There were no contract termination fees realized during the three months ended March 31, 2010.

Interest Expense. For the three months ended March 31, 2010 the interest expense of $79 primarily reflects $66 of accrued interest under our Revolving Loan and Security Agreement, as amended (see Note 6 of the accompanying condensed consolidated financial statements), and $13 of the carrying costs under our ACN Service Agreement (see Note 9 of the accompanying condensed consolidated financial statements). The $72 of interest expense incurred for the three months ended March 31, 2009 reflects interest under the secured convertible debentures issued in the August 11, 2006 and October 13, 2006 (these secured convertible debentures were terminated on April 6, 2009).

Income Taxes. We have incurred net operating losses since inception and accordingly had no current income tax provision and have not recorded any income tax benefit for those losses, since realization of such benefit is currently uncertain.

Liquidity and Capital Resources

Our capitalization as of March 31, 2010 and as of December 31, 2009 is summarized below:

	March 31, 2010	December 31, 2009
Capitalization:
Short-term debt, including current portion of long-term debt	$-	$22
Long-term debt	$3,800	$1,400
Total debt	$3,800	$1,422
Stockholders’ deficiency	$(1,023)	$(2,035)
Total debt and stockholders’ deficiency (total capitalization)	$2,777	$(613)

Percent total debt to total capitalization	137%	232%
Percent long-term debt to equity	371%	69%
Percent total debt to equity	371%	69%

The weighted average annual interest rate on total debt at March 31, 2010 was 10.0%. Total debt increased by $2,400 as of March 31, 2010 as compared to December 31, 2009. As of March 31, 2010, and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $1,200 of unused borrowing capacity under our Revolving Loan and Security Agreement, as amended, with WGI Investor LLC (“WGI”).

Sources of Liquidity.  As of March 31, 2010, our primary sources of liquidity consisted of proceeds from borrowings from WGI under our Revolving Loan and Security Agreement, as amended, pursuant to which WGI provides us a line of credit in an aggregate principal amount of $5,000; the sale of video phones and voice and video services; the exercise of options on our common stock; and engineering development services.  Cash and cash equivalents are invested in investments that are highly liquid, are high quality investment grade and have original maturities of less than three months.  As of March 31, 2010, we had cash and cash equivalents of $649.

	For the three months ended March 31,
	2010	2009	Change
Other Liquidity and Capital Resources:
Cash Used in Operations	$(2,443)	$(862)	$(1,581)	(183)%
Cash Used in Investing Activities	$(10)	$(27)	$(17)	(63)%
Cash Provided by Financing Activities	$2,524	$780	$1,744	223%

Cash Used in Operations. For the three months ended March 31, 2010 compared with the three months ended March 31, 2009, the increase of $1,581 in cash used in operations primarily reflects increased operating expenses of $1,248 and decreased gross profits of $215.

Cash Used in Investing Activities. For the three months ended March 31, 2010 compared with the three months ended March 31, 2009, the decrease of $17 in cash used in investing activities primarily reflects decreased capital expenditures for furniture and equipment.

Cash Provided by Financing Activities. For the three months ended March 31, 2010 compared with the three months ended March 31, 2009, the increase of $1,744 in cash provided by financing activities primarily reflects advances of $2,400 received under our Revolving Loan and Security Agreement, as amended, with WGI and $146 from the exercise of stock options during the three months ended March 31, 2010. During the three months ended March 31, 2009 we received $780 from notes issued.

Operations and Liquidity. We have incurred recurring net losses and have an accumulated deficit of $278,593, stockholders’ deficiency of $1,023 and a working capital deficiency of $1,169 as of March 31, 2010. On October 28, 2009, we entered into a Revolving Loan and Security Agreement with WGI pursuant to which WGI agreed to provide to the Company, a line of credit in a principal amount of $3,000. On March 9, 2010, the principal amount of the line of credit was increased to $5,000 (See Note 6 of the accompanying condensed consolidated financial statements). As of March 31, 2010, the Company had received aggregate advances under this agreement of $3,800, and during the period April 1, 2010 and through May 12, 2010, the Company received an additional $800 in advances against the increased credit line.

As of March 31, 2010, we had $7,275 of liabilities and substantially all of our assets are pledged pursuant to the Revolving Loan and Security Agreement, as amended. These liabilities primarily included $3,800 under the Revolving Loan and Security Agreement,as amended, $1,960 of accounts payable and accrued expenses, $1,283 of deferred revenues and income, $180 of accrued compensation and benefits and accrued terminated officer’s compensation of $42.

Our ability to generate cash is dependent upon the sale of our product and services, our ability to enter into arrangements to provide services, and on obtaining cash through the private or public issuance of debt or equity securities. Given that our voice and video phone business includes the development of a new video phone with no market penetration in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of our sales efforts could also have an adverse impact on our ability to raise additional financing.

Based on management’s internal forecasts and assumptions regarding its short term cash requirements, the increase in and full utilization of the expanded credit line of the Revolving Loan (See Note 6 of the accompanying condensed consolidated financial statements), the planned completion of the development of our new video phone and the commencement of delivery of these new video phones expected in May of 2010, the expected placement of purchase orders for the purchase of units by ACN DPS in accordance with the ACN Master Purchase Agreement and the accelerated terms under which we receive payment from ACN DPS for such order (See Note 7 of the accompanying condensed consolidated financial statements), and our current forecast for sales of other products and services, we currently believe that we will have sufficient working capital to support our current operating plans through March 31, 2011. However, there can be no assurance given that these assumptions are correct or that the revenue projections associated with sales of products and services will materialize to a level that will provide us with sufficient capital or that sales will be sustainable over the short and long term so as to obviate the need for additional funding.

If these assumptions do not materialize, or do not materialize in the timeframe we project, we will need to obtain additional funding through the private or public issuance of debt or equity securities. We continue to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, asset securitizations, or from other sources to address the risks inherent in our plans and to help insure that we have the adequate financial resources in the event the realization of our plan requires additional time or is faced by additional marketplace challenges.

We continue to focus on the business elements we believe are important for our sustainability. We continue to explore additional service and distribution sales opportunities. We believe that growing the Consumer Services segment of our business, which includes a recurring revenue stream, is an essential element in the long term sustainability our operations. In addition, we are focused on reducing the cost of our video phone which we believe facilitates the growth of our product and services. Further, we believe that it is essential to maintain our video technology leadership in order to support the growth of our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures .

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2010. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, its disclosure controls and procedures were designed properly and were effective in ensuring that the information required to be disclosed by the Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Change in Internal Control over Financial Reporting .

There were no changes in our internal controls during our first quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, the Company has initiated the implementation of a new Consumer Service business model and related internal controls.

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

3.1
Certificate of Elimination of the Series A Convertible Preferred Stock of WorldGate Communications, Inc., dated March 26, 2010 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 31, 2010)

4.1
Revolving Promissory Note, dated March 9, 2010, by WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC  in favor of WGI Investor LLC in a principal amount of $5,000,000 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 9, 2010)

4.2	Warrant, dated March 9, 2010, issued to WGI Investor LLC (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed March 9, 2010)

4.3	Warrant, dated March 30, 2010, issued to ACN Digital Phone Service, LLC (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 31, 2010)

10.1
First Amendment to Revolving Loan and Security Agreement, dated March 9, 2010, by and among WGI Investor LLC, WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 9, 2010)

10.2
Office Space Lease, dated March 24, 2010, by and between Horizon Office Development I, L.P. and WorldGate Service, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 25, 2010)

10.3
First Amendment, dated March 30, 2010, to Master Purchase Agreement, by and between ACN Digital Phone Service, LLC and Ojo Video Phones LLC [Certain information in this exhibit has been omitted and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended] (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 31, 2010)

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

WORLDGATE COMMUNICATIONS, INC.

Dated:	May 12, 2010	/s/ George E. Daddis Jr.
George E. Daddis Jr.
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	May 12, 2010	/s/ Joel Boyarski
Joel Boyarski
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)