Form 10-Q
period 2010-06-30
WORLDGATE COMMUNICATIONS INC
filed 2010-08-13
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).                      Yes  ☐           No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2010
Common Stock, par value $0.01 per share	339,357,652 shares

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2010

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share amounts)

	June 30,	December 31,
	2010	2009*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$634	$578
Trade accounts receivable less allowance for doubtful accounts of $44 at June 30, 2010 and $42 at December 31, 2009	114	24
Accounts receivable – related party	1,044	-
Other receivables	4	15
Inventory, net	8,236	763
Prepaid and other current assets	252	281
Total current assets	10,284	1,661
Property and equipment, net	720	739
Deposits	200	-
Deferred debt issuance costs, net	3,106	-
Total assets	$14,310	$2,400

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$5,992	$535
Account payable due to related parties	352	262
Accrued expenses	285	409
Accrued compensation and benefits	77	100
Accrued severance	-	232
Warranty reserve	10	15
Deferred revenues and income	9,097	1,460
Notes payable	106	22
Total current liabilities	15,919	3,035

Long term liabilities:
Revolving Loan, with related party	2,000	1,400
Total liabilities	17,919	4,435

Commitments and contingencies
Stockholders’ deficiency:
Preferred Stock, $.01 par value, 13,500,000 shares authorized, and 0 shares issued at June 30, 2010 and December 31, 2009	-	-
Common Stock, $.01 par value; 700,000,000 shares authorized at June 30, 2010 and December 31, 2009; and 339,357,652 and 337,947,088 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	3,394	3,380
Additional paid-in capital	274,548	270,330
Accumulated deficit	(281,551)	(275,745)
Total stockholders’ deficiency	(3,609)	(2,035)
Total liabilities and stockholders’ deficiency	$14,310	$2,400

* Condensed from audited financial statement

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net revenues	$124	$143	$411		$1,380
Cost of revenues	32	5	210		919
Gross profit	92	138	201		461

Expenses from operations:
Engineering and development	926	618	1,847		1,120
Operations	217	128	432		249
Sales and marketing	363	55	675		86
General and administrative	1,176	1,605	2,472		2,496
Depreciation and amortization	99	80	187		119
Total expenses from operations	2,781	2,486	5,613		4,070
Loss from operations	(2,689)	(2,348)	(5,412)		(3,609)

Other income (expense):
Interest and other income	-	-	-		8
Change in fair value of derivative warrants and conversion options	-	284	-		4,209
Income from service fee contract termination	-	-	-		348
Interest and other expense	-	(40)	-		(102)
Related party interest	(91)	-	(170)		(11)
Amortization of debt issuance costs	(179)	-	(224)		-
Amortization of debt discount	-	(2,235)	-		(2,918)
Total other income (expense)	(270)	(1,991)	(394)		1,534
Net loss	$(2,959)	$(4,339)	$(5,806)		$(2,075)

Net (loss) income per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$	(0.01)

Weighted average common shares outstanding:
Basic and diluted	364,433,587	308,784,420	362,948,583		214,369,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Dollars and shares in thousands)

	Common Stock
	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Stockholders’ Deficiency

Balance at January 1, 2010	337,947	$3,380	$270,330	$(275,745)	$(2,035)
Issuance of Common Stock upon exercise of stock options	1,411	14	139	-	153
Non-cash stock based compensation	-	-	749	-	749
Issuance of warrants to WGI (see Note 6)	-	-	3,330	-	3,330
Net Loss	-	-	-	(5,806)	(5,806)

Balance at June 30, 2010	339,358	$3,394	$274,548	$(281,551)	$(3,609)

 WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,806)	$(2,075)
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	187	119
Amortization of debt issuance costs	224	-
Amortization of debt discount	-	2,918
Change in fair value of derivative warrants and conversion options	-	(4,209)
Loss on disposal of fixed assets	-	1
Inventory reserve	(86)	600
Non-cash stock based compensation	749	290
Bad debt expense, net of recoveries	2	157
Changes in operating assets and liabilities:
Trade accounts receivable	(92)	(56)
Accounts receivable – related party	(1,044)	-
Other receivables	11	1
Inventory	(7,387)	(472)
Prepaid and other current assets and deposits	(171)	(56)
Accounts payable	5,458	60
Due to related parties	90	-
Accrued expenses and other current liabilities	(124)	283
Accrued severance	(232)	690
Accrued compensation and benefits	(23)	(82)
Warranty reserve	(6)	1
Deferred revenues and income	7,637	439
Net cash used in operating activities	(613)	(1,391)

Cash flows from investing activities:
Capital expenditures	(168)	(256)
Net cash used in investing activities	(168)	(256)

Cash flows from financing activities:
Proceeds from issuance of common stock	153	1,581
Proceeds from the issuance of notes	-	846
Net proceeds from revolving loan with related party	600	-
Net proceeds from the issuance of note	84	-
Net cash provided by financing activities	837	2,427
Net increase in cash and cash equivalents	56	780
Cash and cash equivalents, beginning of period	578	429
Cash and cash equivalents, end of period	$634	$1,209
Supplemental disclosures of non-cash financing activities:
Cumulative effect of a change in accounting principle:
Detachable warrants	$-	$885
Additional paid-in capital	-	(1,751)
Accumulated deficit	-	1,449
Issuance of warrants to WGI (see Note 6)	3,330	-
Common stock issued in payment of convertible debentures	-	4,080
Common stock issued in payment of accrued interest	-	1,046
Common stock issued in payment of warrant derivative	-	623
Common stock issued in payment of notes	-	750

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

The Company is transitioning from a business model focused primarily on one-time digital video phone equipment sales to delivering an integrated audio and video telephony solution. With the new video phone platform, the Company will not only offer a line of consumer video phones but the Company will also provide a turnkey digital voice and video phone service.

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

The unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2010 and 2009 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In addition, the December 31, 2009 condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP.  These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 and the notes thereto included in the Company’s Annual Report on Form 10-K.  The accounting policies used in preparing these unaudited condensed consolidated financial statements are materially consistent with those described in the audited December 31, 2009 financial statements.

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

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas.  Some of the areas requiring significant judgments and estimates are as follows:  revenue recognition, inventory valuation, stock-based compensation, valuation of warrants and deferred tax asset valuation allowance.

2.	Liquidity Considerations

The Company’s ability to generate cash is dependent upon the sale of its products and services, its ability to enter into arrangements to provide services, and on obtaining cash through the private or public issuance of debt or equity securities. Given that the Company’s voice and video phone business involves a newly developed video phone with no market penetration in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of the Company’s sales efforts could also have an adverse impact on the Company’s ability to raise additional financing.

Based on management’s internal forecasts and assumptions regarding its short term cash requirements, the increase in and full utilization of the expanded credit line of the Revolving Loan (see Note 6 and Note 12), finalization and product acceptance  by ACN Digital Phone Service, LLC (“ACN DPS”), a subsidiary of ACN, Inc. (“ACN”)of the Company’s new voice and video phone, the delivery of these new video phones expected going forward, the expected placement of purchase orders and receipt of advance funds for the purchase of units by ACN DPS, pursuant to a Master Purchase Agreement pursuant to which ACN DPS committed to purchase 300,000 videophones over a two-year period (the “Master Purchase Agreement”) and the Company’s current forecast for sales for other products and services, the Company believes that it will have sufficient working capital to support its current operating plans through at least June 30, 2011.

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

The Company has incurred recurring net losses and has an accumulated deficit of $281,551, stockholder’s deficiency of $3,609 and a working capital deficiency of $5,635.

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

During the three and six months ended June 30, 2010 the Company shipped $7,804 of units, receiving full payment for, $6,760 of units, and $1,044 of units remaining in accounts receivable, that are pending customer product acceptance by ACN DPS (a related party) and was therefore recorded as deferred revenue by the Company.  The Company also received $396 as of June 30, 2010 as partial payment for units that were shipped after June 30, 2010 that were also pending customer product acceptance by ACN DPS.  Although the Company expects ACN DPS to accept the product in accordance with the terms of the Master Purchase Agreement, there are no assurances that such acceptance will be provided.  If ACN DPS does not accept the product, ACN DPS may return the product to the Company and the Company would be obligated to return all payments received to ACN DPS.  If ACN DPS does accept the product, the Company would recognize as revenue all units shipped. As of the date of the filing of this Form 10-Q, product acceptance from ACN DPS had not been received.

Net Loss Per Share (Basic and Diluted)

The Company displays dual presentation of earnings per share as both basic and diluted earnings per share (“EPS”).  Basic EPS includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Basic weighted average shares outstanding at June 30, 2010 includes 25,120,276 and 24,183,845, respectively,  of weighted average shares for the three and six month periods ended June 30, 2010 issuable in the future under the terms of the WGI Anti-Dilution Warrant, as this warrant is exercisable at a nominal amount ($0.01 per share).  Diluted EPS includes, under the “treasury stock” and “if converted” methods, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances are not included in the computation when they are not in the money or their effect would be anti-dilutive.

The following table presents the shares used in the computation of fully diluted loss per share for the three  and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Numerator for diluted EPS calculation:
Net loss	$(2,959)	$(4,339)	$(5,806)	$(2,075)

Denominator for diluted EPS calculation:
Basic weighted average common shares outstanding	364,433,587	308,784,420	362,948,583	214,369,909
Effect of dilutive stock options	-	-	-	-
Total	364,433,587	308,784,420	362,948,583	214,369,909

Basic EPS	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Fully Diluted EPS	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Potential common shares excluded from net loss per share for the three and six months ended June 30, 2010, and  2009 were 173,563,964 and 200,705,382, respectively because their effect would be anti-dilutive due to the Company’s net loss.  The following table discloses the shares of common stock issuable upon the exercise of stock options, unvested restricted stock and warrants, and upon the conversion of convertible debentures irrespective of whether such securities are in the money:

For the three and six months ended
	June 30, 2010	June 30, 2009
Warrants	152,296,767	181,374,949
Options	20,952,814	19,022,433
Performance shares	308,000	308,000
Total	173,557,581	200,705,382

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

4. Inventory

The Company’s inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined at the lower of cost or market on a first-in, first-out cost basis.  As of June 30, 2010, the Company’s inventory balance was $8,236 net of a reserve of $671 for excess and obsolete inventory that is not expected to be utilized in the continued development of the video phone. The Company adjusted its reserve for excess and obsolete inventory by $86 and $600, respectively, for the six months ended June 30, 2010 and June 30, 2009.   As of December 31, 2009, the Company’s reserve for excess and obsolete inventory was $757 to reflect such valuation.  Included in inventory as of June 30, 2010 is $7,804 of inventory which was shipped to a customer but for which pending product acceptance by the customer.  As a result, the shipments were not recognized as revenue and the units are reflected in inventory.   Included in inventory as of June 30, 2010 and December 31, 2009 is $0 and $178, respectively, for units purchased in a “Bill and Hold” arrangement for a single customer.

5.   Accrued Expenses

The Company’s non related party accrued expenses consisted of the following:

	June 30, 2010	December 31, 2009
Interest on Notes	$-	$10
Contingent penalties	157	157
Board fees	-	94
Taxes	47	33
Other	81	115
Totals	$285	$409

6. Revolving Credit Line

On October 28, 2009, the Company entered into the Revolving Loan and Security Agreement (the “Revolving Loan”) with WGI Investment LLC (“WGI”), pursuant to which WGI provided the Company a line of credit in a principal amount of $3,000.  On March 9, 2010, the Company entered into the First Amendment to the Revolving Loan with WGI (the Revolving Loan as amended by the First Amendment, the “First Amended Revolving Loan”), pursuant to which the maximum principal amount of the line of credit was increased to $5,000.  On August 11, 2010, the Company entered into the Second Amendment to the Revolving Loan with WGI (the First Amended Revolving Loan as amended by the Second Amendment, the “Second Amended Revolving Loan”), pursuant to which WGI will provide to the Company, a line of credit for an additional $2,000 resulting in an aggregate principal amount available for borrowing under the Second Amended Revolving Loan of $7,000.  In addition, on August 11, 2010, pursuant to the Second Amended Revolving Loan, the Company issued a revised Revolving Promissory Note, dated October 29, 2009 (the “New Revolving Promissory Note”), in a principal amount of $7,000, to WGI.  Other than amending the maximum principal amount available under the Second Amended Revolving Loan from $5,000 to $7,000, the terms of the Second Amended Revolving Loan and the New Revolving Promissory Note are the same as previously disclosed.  Interest accrues on any loan advances at the rate of 10% per annum.  Interest is payable beginning June 1, 2010 and monthly thereafter and any principal amount repaid by the Company is available for re-borrowing.  All outstanding principal and interest outstanding are required to be repaid on October 28, 2014.  The Company granted WGI a security interest in substantially all the assets of the Company and the Company made customary representations and covenants to WGI.  Any loan advance requires the satisfaction of customary borrowing conditions.  Upon the occurrence of an event of default, (1) WGI may require repayment of all outstanding amounts under the Second Amended Revolving Loan, may terminate its commitment to make additional loans to the Company, and may exercise its rights with respect to the security interest in substantially all of the assets of the Company and (2) all outstanding amounts under the Second Amended Revolving Loan will bear interest at the rate of 15% per annum.  As of June 30, 2010, the Company received aggregate advances under the First Amended Revolving Loan of $2,000.   As of August 11, 2010, a total principal balance of $3,500 has been drawn under the Second Amended Revolving Loan.  During the three and six months ended June 30, 2010,  the Company made interest payments aggregating $143 to WGI and as of June 30, 2010, the interest payable on the Second Amended Revolving Loan was $14.

In connection with the First Amended Revolving Loan, on March 9, 2010, the Company granted WGI a warrant to purchase up to approximately 6,000,000 shares of common stock at an exercise price of $0.574 per share (the “March 2010 WGI Warrant”).  The March 2010 WGI Warrant was fully vested on issuance and has a term of 10 years.  The March 2010 WGI Warrant has a value of $3,330 utilizing the Black-Scholes option pricing model with the following assumptions: term of 10 years, volatility of 162%, dividends of $0 and a risk free interest rate of 3.71%.  The value of the March 2010 WGI Warrant was recorded as a deferred debt issuance cost and will be amortized on a straight-line basis over the remaining term of the First Amended Revolving Loan.  As of June 30, 2010, $224 of the March 2010 WGI Warrant of $3,330 had been amortized and the balance of the deferred debt issuance cost was recorded as a $3,106 long term asset.  In connection with the Second Amended Revolving Loan, on August 11, 2010, the Company granted WGI a warrant to purchase up to 8 million shares of the Company’s common stock at an exercise price of $0.432 per share (the “August 2010 WGI Warrant”).  The August 2010 WGI Warrant was fully vested on issuance and has a term of 10 years.

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

The following table summarizes, as of June 30, 2010, each contingent equity category under the Anti-Dilution Warrant and the exercisability of the Anti-Dilution Warrant.

	Shares Under Contingent Equity Categories
		As of June 30, 2010
Contingent Equity Categories	Issuable as of April 6, 2009	Terminated or Expired Shares	Shares Not Exercisable	Shares Exercisable	Total Shares Issuable (Exercisable and Non- Exercisable)
Existing Contingent Equity	24,318,869	5,986,147	4,538,672	13,794,050	18,332,722
Future Contingent Equity	19,689,182	248,639	18,440,543	1,000,000	19,440,543
ACN 2009 Warrant	38,219,897	0	38,219,897	0	38,219,897
Total Contingent Equity	82,227,948	6,234,786	61,199,112	14,794,050	75,993,162

Anti-Dilution Warrant (Total Contingent Equity * 1.7027027)	140,009,750	10,615,987	104,203,893	25,189,869	129,393,762

Concurrently with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the Company entered into a commercial relationship with ACN DPS pursuant to which it agreed to design and sell video phones to ACN DPS (the “Commercial Relationship”).  As part of the Commercial Relationship, the Company entered into two agreements with ACN DPS:  a Master Purchase Agreement pursuant to which ACN DPS committed to purchase 300,000 videophones over a two-year period (the “Master Purchase Agreement”) and a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN DPS committed to provide us with $1,200 to fund software development costs.  In connection with the Commercial Relationship, the Company granted ACN DPS a warrant to purchase up to approximately 38.2 million shares of common stock at an exercise price of $0.0425 per share (the “ACN 2009 Warrant”).  The ACN 2009 Warrant granted to ACN DPS will vest incrementally based on ACN DPS’s purchases of video phones under the Master Purchase Agreement.

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

            Applicable accounting guidance requires that revenue generated from sales to ACN DPS be reduced to reflect the extent that the ACN 2009 Warrant and ACN 2010 Warrant are determined to be consideration given by a vendor to a customer for which an otherwise identifiable benefit has not been received.  The Company will record a charge for the fair value of the portion of the ACN 2009 Warrant and ACN 2010 Warrant earned from the point in time when units are accepted by the customer and shipped to ACN DPS through the vesting date.  Final determination of fair value of the ACN 2009 Warrant and the ACN 2010 Warrant will occur upon actual vesting.  Applicable accounting guidance requires that the fair value of the ACN 2009 Warrant and the ACN 2010 Warrant be recorded as a reduction of revenue to the extent of cumulative revenue recorded from ACN DPS.

No revenue for the units shipped to ACN DPS was recognized as revenue during the three and six months ended June 30, 2010 and neither the ACN 2009 Warrant nor the ACN 2010 Warrant vested. If the ACN 2009 Warrant and the ACN 2010 Warrant were totally vested  as of June 30, 2010, their aggregate value using a Black Scholes economic model would have been $22,638.  The value of the ACN 2009 Warrant and the ACN 2010 Warrant for the units shipped as of June 30, 2010 would have been $2,795 if the pro rata portion of these warrants had vested based on the number of units shipped as of June 30, 2010.  The Black Scholes economic model was based on  the following assumptions:

Market Price	$0.551
Exercise Price	$0.0425
Term	8.66 yrs
Volatility Rate	165.12%
Interest Rate	2.726%

A summary of the Company’s warrant activity for the six months ended June 30, 2010, is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, January 1, 2010	168,755,235	$0.04	9.22
Granted
March 2010 WGI Warrant (see Note 6)	6,000,000	0.57
ACN 2010 Warrant	3,000,000	0.04
Exercised	-	-
Cancelled / Forfeited/ Expired	(262,216)	0.57
Outstanding, June 30, 2010	177,493,019	$0.06	8.44
Exercisable, June 30, 2010	32,069,228

On August 3, 2010, 879,359 additional warrants expired with a weighted average exercise price of $4.98.

Stock Option Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). In October 2004, the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”).  The 2003 Plan replaced the 1996 Plan for new grants. No additional shares were reserved for the new plan but rather all available shares under the 1996 Plan were made available for the new plan.  On May 26, 2009, the Company’s Board of Directors approved the terms of Amendment No. 1 (the “Amendment”) to the 2003 Plan, subject to stockholder approval.  The Amendment, among other things, increased the maximum number of shares of common stock that may be issued or transferred under the 2003 Plan to 26,500,000 and increased the maximum amount of shares that may be issued in any fiscal year to any single participant in the 2003 Plan underlying an option award to 2,000,000 shares.  On May 20, 2010, the Company’s stockholders approved the Amendment and, immediately thereafter, the 2003 Plan was terminated (except for outstanding awards) upon the approval of the adoption of the 2010 Plan (as described below) by the stockholders.

On May 20, 2010, the Company’s stockholders approved the adoption of the WorldGate Communications, Inc. 2010 Stock Incentive Plan (the “2010 Plan”).  The 2010 Plan authorizes the Board of Directors or the Compensation Committee to provide equity-based compensation in the form of stock options and restricted stock awards to our directors, officers, other employees and consultants.  Total awards under the 2010 Plan are limited to 12,000,000 shares of common stock plus any shares relating to awards that expire or are forfeited or cancelled under the 2010 Plan.

Each of the 1996 Plan, the 2003 Plan and 2010 Plan are administered by a committee of the Board of Directors. The committee determines the term of each award, provided, however, that the exercise period may not exceed ten years from the date of grant, and for incentive stock options, in certain instances, may not exceed five years.  As of June 30, 2010, there were 11,682,500 shares available for grant under the 2010 Plan and 21,260,814 options and restricted shares outstanding.

The weighted-average fair value per share of options granted were $0.54 and $0.28 during the six months ended June 30, 2010 and 2009, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes fair value option valuation model. The following weighted-average assumptions were used for grants in 2010 and 2009, respectively: expected volatility of 151.3% and 194.0%; average risk-free interest rates of 2.70% and 2.40%; dividend yield of 0%; and expected lives of 6.25 years.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award on the date of grant.  The Company also recognizes the excess tax benefits related to stock option exercises as financing cash inflows instead of operating inflows.  As a result, the Company’s net loss before taxes for the three and six months ended June 30, 2010 included approximately $365 and $749, respectively, of stock based compensation. The Company’s net loss before taxes for the three and six months ended June 30, 2009 included approximately $226 and $290, respectively, of stock based compensation. The stock based compensation expense is included in general and administrative expense in the condensed consolidated statements of operations. The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

A summary of the Company’s stock options is presented below:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding, January 1, 2010	21,641,878	$0.14
During the Period January 1, 2010 through June 30, 2010:
Granted	877,500	$0. 54
Exercised	(1,410,564)	$(0.11)
Cancelled/forfeited	(156,000)	$(0.77)
Outstanding, June 30, 2010	20,952,814	$0.29	$5,402,468

Exercisable, June 30, 2010	5,760,014	$0.22	$1,882,662

As of June 30, 2010, there was $4,622 of total unrecognized compensation arrangements for options granted under all our stock option plans consistent with the requirements of Topic 718 Compensation – Stock Compensation. The cost is expected to be recognized through 2014.

Restricted Stock Grants

The 2003 Plan provided for performance share grants of restricted shares of common stock, which are bookkeeping entries representing a right to receive a payment in cash, shares of common stock, or a combination thereof as determined by the Compensation Committee equal to the value of the shares of common stock on achievement of performance criteria.  An aggregate of 1,151,000 restricted shares were granted on October 3, 2007 and December 20, 2007 to certain executives that vest upon the achievement of certain performance criteria.  As of June 30, 2010, 308,000 of the restricted shares remain outstanding with the balance having been cancelled or forfeited (see Note 12).  These awards vest pursuant to the following performance criteria: (a) 10% of the shares vest upon achieving each of a 10%, 20%, 30% 40% and 50% increase in the Company’s total gross revenue in a quarter over its third quarter 2007 total gross revenue shown on its statement of operations as reported in its SEC filings, (b) 25% of the shares vest upon the Company’s achievement of a quarterly operating cash break even (defined as zero or positive “net cash provided by operations” consistent with or as reported on the “Consolidated Statement  of Cash Flows” in the financial statements filed with SEC) and (c) 25% of the shares vest upon the Company’s achievement of 10% net income as a percent of revenue.

It was determined that it was more likely than not that 58,000 of the remaining 308,000 restricted shares outstanding as of June 30, 2010, with a fair value of $8, would vest.  The remaining 250,000 restricted shares outstanding as of June 30, 2010 have been forfeited as part of a severance agreement on July 13, 2010 (See Note 12).  As such, the Company is amortizing the fair value of 58,000 shares over the expected period that they will vest and has reversed the previously recorded compensation expense of $22 and $8 for the grant of 250,000 shares for each of the three and six months ended June 30, 2010. For the three and six months ended June 30, 2009, the Company recorded amortization expense of $9.

8.  Commitments and Contingencies

Leases

On March 24, 2010, the Company entered into an Office Space Lease (the “Lease”), with Horizon Office Development I, L.P., pursuant to which the Company will lease approximately 18,713 square feet of office space at Horizon II, 3800 Horizon Boulevard, Bensalem, Pennsylvania, at the Horizon Corporate Center.  The office space comprises part of the second floor of the building, and will be used for engineering, corporate and administrative operations and activities.  The new premises are expected to be available for occupancy in the second half of 2010 following completion of leasehold improvements.  The Lease has a term of 89 months from the commencement date.  Following a full abatement of rent for the first 5 months of the Lease term, the initial annual base rent is approximately $374.  The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Lease and will be approximately $504 in the seventh year.  In addition to the base rent, the Company will also pay its proportionate share of building operating expenses, insurance expenses, real estate taxes and a management fee.  The Company paid a security deposit of approximately $187 as security for its full and prompt performance of the terms and covenants of the Lease.

The Company has two options to extend the Lease for a period of 60 months each.  Each option to extend will be at 95% of the then market rent rate.  The Company is permitted to terminate the Lease as of the 65th month of the Lease term upon at least 6 months prior notice, compliance with certain other conditions and the payment of a termination fee equal to the amount of unamortized broker commissions paid by landlord plus the unamortized amount of tenant improvement costs and expenses expended by landlord.  The Company has the right of first offer during the Lease term, subject to certain conditions, to lease additional space in the building.

On June 29, 2010, pursuant to Section 3.7 of the Agreement of Lease, dated April 2, 2009, with an effective date of April 1, 2008, between 3190 Tremont LLC, as landlord, and WorldGate Service, Inc., as tenant, the Company provided written notice to the landlord of its election to terminate the lease effective September 27, 2010.  The lease provides for termination by either party upon ninety days prior written notice of the party’s intent to terminate the lease.  There were no termination penalties.

Disclosure of Contractual Obligations

 The future minimum contractual lease commitments under leases for each of the fiscal years ending December 31, are as follows:

2010 (July 1 to December 31, 2010)	$6
2011	385
2012	468
2013	466
2014	477
Thereafter	1,567
Total	$3,369

Other Commitments

            The Company has certain minimum usage guarantees with a vendor that provides VoIP services with a maximum payment of $100 due in August 2010 if the usage guarantees are not met. The Company is currently in the process of renegotiating this usage guarantee.

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

9.  Related Party Transactions

As of June 30, 2010, the Company reported $1,044 of related party receivables related to inventory delivered to ACN DPS that the Company has not received product acceptance or payment as of June 30, 2010 (See Note 3).  In addition, at June 30, 2010, the Company had $352 of related party liabilities, consisting of $338 of accounts payable to ACN for purchases of inventory and services and $14 of accrued interest to WGI on loan advances pursuant to the Revolving Loan.  The Company currently leases administrative, sales and customer operations office space from a related party in Concord, North Carolina, with annual lease costs not material to the Company.  During the three months ended June 30, 2010, the Company returned, at full purchase price including freight, units previously purchased from ACN valued at $800 with concurrent reductions made to accounts payable and inventory to reflect these returns.  At June 30, 2010, the Company also reported $9,097 of deferred revenues consisting of $7,804 related to inventory delivered to ACN DPS , but product acceptance has not been received (See Note 3) and $1,200 related to uncompleted software development with ACN.  As of December 31, 2009, the Company reported $262 of related party liabilities, consisting of $252 of accounts payable to ACN for purchases of services and $10 of accrued interest to WGI on loan advances pursuant to the Revolving Loan.

10.   Concentration of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable.  At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.  At June 30, 2010, all of the Company’s cash was held at one financial institution.

Sales to major customers, in excess of 10% of total revenues for each of the six months ended June 30, 2010 and 2009 were as follows:

Customer	Sales
	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
A	51%	60%
B	0	24%

The above customers are all related to the OEM Direct business segment of the Company.

Accounts receivable-related party as of June 30, 2010 consisted of receivables from the shipment of video phones to ACN.
As of June 30, 2010, Kenmec is the sole direct volume manufacturer of video phones to the Company.  A formal relationship was established with Kenmec in November 2009.  Kenmec is a Taiwanese manufacturer and distributor of high performance, high speed data and computer networking products. The components and raw materials used in the Company’s video phone are generally available from a multitude of vendors and are sourced by Kenmec based on, among other factors, reliability, price and availability.

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

These product and service channels are provided to different customer groups, and are managed under a consolidated operations management. The Company’s reportable segments have changed from the prior year to accommodate the refinement of selling and distribution of the Company’s products and services into these two channels. The Company evaluates performance based on revenue and gross margin (net revenues less costs of goods sold).

The following tables summarize financial information about the Company’s business segments for the three and six months ended June 30, 2010 and 2009.

	For the three months ended June 30, 2010
	Consumer Services	OEM Direct	Consolidated
Revenues	$90	$34	$124
Gross Profit	$81	$11	$92

	For the three months ended June 30, 2009
	Consumer Services	OEM Direct	Consolidated
Revenues	$103	$40	$143
Gross Profit	$92	$46	$138

	For the six months ended June 30, 2010
	Consumer Services	OEM Direct	Consolidated
Revenues	$172	$239	$411
Gross Profit	$154	$47	$201

	For the six months ended June 30, 2009
	Consumer Services	OEM Direct	Consolidated
Revenues	$211	$1,169	$1,380
Gross Profit	$189	$272	$461

	Identifiable Assets
	Consumer Services	OEM Direct	Consolidated
At June 30, 2010	$412	$8,982	$9,394
At December 31, 2009	$165	$622	$787

The identifiable assets noted above include inventory, accounts receivable –related party  and trade account receivables, as applicable to each segment.

12. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date, but before the financial statements are issued.

On July 13, 2010, Joel Boyarski resigned as the Chief Financial Officer, Treasurer and Senior Vice President, Finance and Administration effective immediately.  Mr. Boyarski will remain in his role as principal accounting officer and principal financial officer on an interim basis until August 20, 2010 and will provide transition services in a senior advisory role through October 20, 2010.  In connection with his resignation, the Company agreed to enter into a severance agreement with Mr. Boyarski pursuant to which the Company will provide him with certain severance benefits following the end of his employment on October 20, 2010, including continuation of salary for a period of six months, reimbursement of certain health, dental and vision benefits for a period of six months, and an extension of the period during which vested options may be exercised.  The severance agreement provides a general release in favor of the Company and its affiliates.

Effective as of July 13, 2010, James G. Dole was appointed as the Company’s Chief Financial Officer, Treasurer and Senior Vice President, Finance.  Mr. Dole will become the Company’s principal accounting officer and principal financial officer as of August 20, 2010.  Pursuant to the letter agreement, dated June 23, 2010, between the Company and Mr. Dole, the Company agreed (1) to pay Mr. Dole $210 per year, (2) to grant Mr. Dole an option to purchase 1,500,000 shares of common stock of the Company at an exercise price of $0.48 per share and which vests 25% per year, with the first 25% vesting on July 13, 2011, and (3) to provide Mr. Dole severance payments in the amount of six (6) months’ salary and benefits continuation should the Company terminate his employment for any reason without Cause, where “Cause” means Mr. Dole’s (i) willful or continued misconduct, breach of fiduciary duty or gross negligence in the performance (or failure thereof) of his duties; (ii) intentional failure or refusal to perform lawfully assigned duties consistent with his position; (iii) material breach of the letter agreement; or (iv) conviction of or entering a plea of nolo contendere to any felony or any crime (whether or not a felony) involving dishonesty or fraud.

On August 11, 2010, the Company entered into the Second Amendment to the Revolving Loan with WGI (the First Amended Revolving Loan as amended by the Second Amendment, the “Second Amended Revolving Loan”), pursuant to which WGI will provide to the Company a line of credit for an additional $2,000 resulting in an aggregate principal amount available for borrowing under the Second Amended Revolving Loan of $7,000 (See Note 6).  In addition, on August 11, 2010, pursuant to the Second Amended Revolving Loan, the Company issued a revised Revolving Promissory Note, dated October 29, 2009 (the “New Revolving Promissory Note”), in a principal amount of $7,000, to WGI.  Other than amending the maximum principal amount available under the Second Amended Revolving Loan from $5,000 to $7,000, the terms of the Second Amended Revolving Loan and the New Revolving Promissory Note are the same as previously disclosed in (See Note 6).

In connection with the Second Amended Revolving Loan, on August 11, 2010, the Company granted WGI a warrant to purchase up to 8 million shares of the Company’s common stock at an exercise price of $0.432 per share.  The August 2010 WGI Warrant was fully vested on issuance and has a term of 10 years (See Note 6).

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

We are transitioning from a business model focused primarily on one-time digital video phone equipment sales to delivering an integrated audio and video telephony solution.  With our new video phone platform, we will not only offer what we believe is an industry leading line of consumer video phones but we will also provide a turnkey digital voice and video phone service.  By building a service that is able to not only provide video telephony, but also serve as a home’s primary telephone service, we enable a recurring-revenue based business model that encourages service loyalty and one where we are able to bundle in the cost of the video phone itself.  The end result is a lower start-up cost to the consumer driving faster market adoption of our video phones.  Further, we believe WorldGate will be unique in the market in that we will offer an end-to-end solution – digital video phones fully integrated with a digital voice and video phone service – thus ensuring a quick and trouble-free installation process.

We have two reportable business segments: Consumer Services and OEM Direct. The Consumer Services segment is aimed at the marketing and distribution of products and related recurring services to end users. In the Consumer Services segment, we market to three principal groups: (i) directly to retail consumers through the Internet and our corporate website, (ii) through commissioned independent sales representatives, and (iii) on a wholesale basis through established telecommunication providers who will offer our video phone bundle as a product extension to their existing customer base. The OEM Direct segment is focused on selling digital video phones and maintenance services directly to telecommunications service providers who already have a digital voice and video management and network infrastructure, such as incumbent service providers, CLECs, international telecom service providers and cable service providers.

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

Our significant accounting policies are described in the Management’s Discussion and Analysis section and the notes to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2009.  Judgments and estimates of uncertainties are required in applying our accounting policies in many areas.  Following are some of the areas requiring significant judgments and estimates:  revenue recognition, inventory valuation, stock based compensation, valuation of warrants, and deferred tax asset valuation allowances.  Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of the Board of Directors has reviewed our disclosures of these policies.  There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section or the audited financial statements for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

During the three and six months ended June 30, 2010 we shipped $7,804 of units, that are pending customer product acceptance by ACN DPS (a related party) and was therefore recorded as deferred revenue by the Company.  Of the $7,804 of units shipped, we received full payment for $6,760 of such units and $1,044 of such units remain in accounts receivable.  The Company also received $396 as of June, 30, 2010 as partial payment for units that were shipped after June 30, 2010 that were also pending customer product acceptance by ACN DPS (See Note 3 of the accompanying condensed consolidated financial statements).

Results of Operations for the Three and Six Months Ended June 30, 2010 and June 30, 2009.

Revenues.

	For the three months ended June 30,				For the six months ended June 30,
	2010	2009	Change		2010	2009	Change
Revenues:
Consumer Services	$90	$103	$(13)	(13)%	$172	$211	$(39)	(19)%
OEM Direct	$34	$40	$(6)	(15)%	$239	$1,169	$(930)	(80)%
Total net revenues	$124	$143	$(19)	(13)%	$411	$1,380	$(969)	(70)%

Consumer services revenues consist of shipments of products and related recurring services to end users.  For the three months ended June 30, 2010 compared with the three months ended June 30, 2009, the decrease of $13 in Consumer Services revenues primarily reflects reduced recurring retail service revenues resulting from reduced shipments of video phones.  For the six months ended June 30, 2010 compared to the six months ended June 30, 2009, the decrease of $39 in Consumer Services revenues resulted from reduced shipments of video phones.

Direct OEM revenues consist of digital video phones and maintenance services sold directly to telecommunications service providers who already have a digital voice and video management and network infrastructure.  For the three months ended June 30, 2010 compared with the three months ended June 30, 2009, the decrease of $6 in OEM Direct revenues primarily reflects reduced non recurring engineering services revenue of $37 recognized in the second quarter of 2009 related to the settlement of the dispute with Aequus in January 2009, partially offset by $14 of increased shipments of video phones to our Video Relay Service (“VSR”) provider customers and $17 of related video phone products.  For the six months  ended June 30, 2010 compared to the six months ended June 30, 2009, the decrease of $930 in OEM Direct revenues primarily reflects $833 of reduced non recurring engineering services revenue recognized during the six months ended June 30, 2009 related to the settlement of the dispute with Aequus in January 2009 and reduced shipment of video phones of $97 primarily to our VSR provider customers during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Cost of Revenues and Gross Profit

	For the three months ended June 30,				For the six months ended June 30,
	2010	2009	Change		2010	2009	Change
Cost of Revenues:
Consumer Services	$9	$10	$(1)	(10)%	$18	$22	$(4)	(18)%
OEM Direct	$23	$(5)	$28	560%	$192	$897	$(705)	(79)%
Total Cost of Revenues	$32	$5	$27	540%	$210	$919	$(709)	(77)%
Gross Profit:
Consumer Services	$81	$92	$(11)	(12)%	$154	$189	$(35)	(18)%
OEM Direct	$11	$46	$(35)	(76)%	$47	$272	$(225)	(83)%
Total Gross Profit	$92	$138	$(46)	(33)%	$201	$461	$(260)	(56)%

Cost of Revenues.  The cost of revenues for the Consumer Services business segment consists of direct costs related to product and delivery costs relating to the deliveries of video phones to end user customers.  For the three months ended June 30, 2010 compared with the three months ended June 30, 2009, the decrease of $1 in cost of revenues for the Consumer Services business segment primarily reflects slightly reduced shipments of video phones to our retail customers.  For the six months ended June 30, 2010 compared with the six months ended June 30, 2009, the decrease of $4 in cost of revenues for the Consumer Services business segment also primarily reflects slightly reduced shipments of video phones to our retail customers.

The cost of revenues for the OEM Direct business segment consists of direct costs related to product and delivery costs related to deliveries of video phones primarily to resellers and costs related to non-recurring engineering services revenues.  For the three months ended June 30, 2010 compared with the three months ended June 30, 2009, the increase of $28 in cost of revenues for the OEM Direct business segment primarily reflects increased shipments of $32 for video phones and video related products.  For the six months ended June 30, 2010 compared with the six months ended June 30, 2009, the decrease of $705 in cost of revenues for the OEM Direct business segment primarily reflects a $600 reserve for excess and obsolete inventory recorded during the six months ended June 30, 2009.  There was no inventory reserve recorded during the six months ended June 30, 2010.  In addition to the inventory reserve in 2009 noted above, for the six months ended June 30, 2010 cost of revenues were also reduced by $91 as a result of the reduced shipments to our VSR customers, when compared to the same period in 2009.

Gross Profit.

For the three months ended June 30, 2010 compared with the three months ended June 30, 2009, the decrease of $11 in gross profit for the Consumer Services business segment primarily reflects a decrease of $13 in product and service revenues.   For the three months ended June 30, 2010 compared with the three months ended June 30, 2009, the decrease of $35 in gross profit for the OEM Direct business segment primarily reflects reduced non recurring engineering service revenues. There were no non-recurring engineering service revenues recorded during the three months ended June 30, 2010.   For the six months ended June 30, 2010 compared with the six months ended June 30, 2009, the decrease of $35 in gross profit for the Consumer Services business segment primarily reflects the decrease in product revenues.  For the six months ended June 30, 2010 compared with the six months ended June 30, 2009, the decrease of $225 in gross profit for the OEM Direct business segment primarily reflects $833 of reduced non recurring engineering services revenue recognized during the six months ended June 30, 2009 related to the settlement of the dispute with Aequus in January 2009, partially offset by the $600 reserve for excess and obsolete inventory recorded during the six months ended June 30, 2009.

Expenses From Operations

	For the three months ended June 30,				For the six months ended June 30,
	2010	2009	Change		2010	2009	Change
Expenses from Operations:
Engineering and development	$926	$618	$308	50%	$1,847	$1,120	$727	65%
Operations	$217	$128	$89	70%	$432	$249	$183	74%
Sales and marketing	$363	$55	$308	560%	$675	$86	$589	685%
General and administrative	$1,176	$1,605	$(429)	(27)%	$2,472	$2,496	$(24)	(1)%
Depreciation and amortization	$99	$80	$19	24%	$187	$119	$68	57%
Total Expenses from Operations	$2,781	$2,486	$295	12%	$5,613	$4,070	$1,543	38%

Engineering and Development.  Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of our video phone product.  For the three months ended June 30, 2010 compared with the three months ended June 30, 2009, the increase of $308 in engineering and development expenses primarily reflects the increased development effort on the next generation video phone consisting of staff compensation costs that increased by $166 and certain product developmental expenditures that increased by $146.  For the six months ended June 30, 2010 compared with the six months ended June 30, 2009, the increase of $727 in engineering and development expenses primarily reflects the increased development effort on the next generation video phone consisting of staff compensation costs that increased by $418 and certain product developmental expenditures that increased by $317.

Operations.  Operations expenses consist primarily of the indirect cost of providing the software systems that enable us to manage our network and service offering and the resources necessary to deliver these services, including our network  systems, customer portal, our customer service center, billing expenses, and logistics and inventory management.  For the three months ended June 30, 2010 compared with the three months ended June 30, 2009, the increase of $89 in operations expenses primarily reflects increased consulting fees of $22, increased customer care and network service costs of $45, and increased travel expenditures of $31.  For the six months ended June 30, 2010 compared with the six months ended June 30, 2009, the increase of $183 in operations expenses primarily reflects increased consulting fees of $59, increased customer care and network service costs of $106, increased travel expenditures of $60 and increased bad debt expense of $26, partially offset by reduced staff compensation costs of $73.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation, attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs related to sales of our video phone products and services.  For the three months ended June 30, 2010 compared with the three months ended June 30, 2009, the increases of $308 in sales and marketing expenses primarily reflects increased staff compensation cost of $167, increased travel expenditures of $28, and increased trade show and marketing expenditures of $111.  For the six months ended June 30, 2010 compared with the six months ended June 30, 2009, the increase of $589 in sales and marketing expenses primarily reflects increased staff compensation cost of $275, increased travel expenditures of $59, and increased trade show and marketing expenditures of $216.

General and Administrative.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, as well as finance and general management activities, including legal, accounting and professional fees.  For the three months ended June 30, 2010 compared with the three months ended June 30, 2009, the decrease of $429 in general and administrative expenses primarily reflects decreased staff compensation costs of $616 partially offset by increased non-cash based compensation costs from the issuance of employee stock options of $140.  For the six months ended June 30, 2010 compared with the six months ended June 30, 2009, the decrease of $24 in general and administrative expenses primarily reflects decreased staff compensation costs of $593 primarily related to severance for executives paid in the six months ended June 30,2009, and decreased insurance costs of $37, partially offset with increased non-cash based compensation costs from the issuance of employee stock options of $461 and increased consulting fees of $94.

Other Income and Expenses

	For the three months ended June 30,				For the six months ended June 30
	2010	2009	Change		2010	2009	Change
Other Income and Expenses:
Interest and other income	$-	$-	$-	-	$-	$8	$(8)	(100)%
Change in fair value of derivative warrants and conversion options	$-	$284	$(284)	(100)%	$-	$4,209	$(4,209)	(100)%
Amortization of debt issuance costs	$(179)	$-	$(179)	(100)%	$(224)	$-	$(224)	(100)%
Amortization of debt discount	$-	$(2,235)	$2,235	100%	$-	$(2,918)	$2,918	100%
Income from service fee contract termination	$-	$-	$-	-	$-	$348	$(348)	(100)%
Interest and other expense	$(91)	$(40)	$(51)	(128)%	$(170)	$(113)	$(57)	(50)%
Total Other Income (Expense)	$(270)	$(1,991)	$1,721	86%	$(394)	$1,534	$(1,928)	(126)%

Interest and Other Income.  Interest and other income consisted of interest earned on cash and cash equivalents.  For the three months ended June 30, 2010 and the three months ended June 30, 2009 there was no material interest or other income.  For the six months ended June 30, 2010 compared to the six months ended June 30, 2009 the decrease of $8 in interest and other income primarily reflects a refund received from a vendor during the six months ended June 30, 2009.

Change in fair value of derivative warrants.  The fair value adjustments of our derivative warrants issued in our August 11, 2006 and October 13, 2006 private placements were primarily a result of changes in our common stock price during the three months ended June 30, 2009.  These derivative warrants were terminated upon completion of the April 2009 WGI transactions and therefore there were no derivative warrants outstanding for the three and six months ended June 30, 2010.

Amortization of Debt Issuance Costs and Debt Discount.   For the three and six months ended June 30, 2010, the $179 and $224, respectively, of amortization of debt issuance costs relates to warrants issued to WGI on March 9, 2010 (see Note 6 of the accompanying condensed consolidated financial statements). For the three and six months ended June 30, 2009, the $2,235 and $2,918 respectively of amortization of debt discount consists of the amortization of the secured convertible debentures issued in the August 11, 2006 and October 13, 2006 private placements.

Income from Service Contract Termination. During the six months ended June 30, 2009, we realized $348 of other income resulting from the payment from a customer for the elimination of previously agreed service fees.  There were no contract termination fees realized during the three and six months ended June 30, 2010.

Interest Expense.  For the three and six months ended June 30, 2010 the interest expense of $91 and $170 respectively primarily reflects the accrued interest under our Revolving Loan and Security Agreement, as amended (see Note 6 of the accompanying condensed consolidated financial statements), and the carrying costs under our ACN Service Agreement (see Note 9 of the accompanying condensed consolidated financial statements).  The $40 and $113 of interest expense incurred for the three and six months ended June 30, 2009 respectively reflects interest under the secured convertible debentures issued in the August 11, 2006 and October 13, 2006 private placements (these secured convertible debentures were terminated on April 6, 2009).

Income Taxes.  We have incurred net operating losses since inception and accordingly had no current income tax provision and have not recorded any income tax benefit for those losses, since realization of such benefit is currently uncertain.

Liquidity and Capital Resources

Our capitalization as of June 30, 2010 and as of December 31, 2009 is summarized below:

	June 30, 2010	December 31, 2009
Capitalization:
Short-term debt, including current portion of long-term debt	$106	$22
Long-term debt	$2,000	$1,400
Total debt	$2,106	$1,422
Stockholders’ deficiency	$(3,609)	$(2,035)
Total debt and stockholders’ deficiency (total capitalization)	$(1,503)	$(613)

Percent total debt to total capitalization	140%	232%
Percent long-term debt to equity	55%	69%
Percent total debt to equity	58%	70%

The weighted average annual interest rate on total debt at June 30, 2010 was 10.0%.  Total debt increased by $684 as of June 30, 2010 as compared to December 31, 2009.  As of June 30, 2010, and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $3,000 of unused borrowing capacity under our Revolving Loan and Security Agreement, as amended, with WGI Investor LLC (“WGI”). As of August 11, 2010, our long-term debt increased by $1,500 to $3,500 resulting in $3,500 of unused borrowing capacity under our Revolving Loan and Security Agreement, as amended (see Note 6 of the accompanying condensed consolidated financial statements).

Sources of Liquidity.  As of June 30, 2010, our primary sources of liquidity consisted of proceeds from borrowings from WGI under our Revolving Loan and Security Agreement, as amended, pursuant to which WGI provides us a line of credit in an aggregate principal amount of $5,000; the sale of video phones and voice and video services; and the exercise of options on our common stock.  Cash and cash equivalents are invested in investments that are highly liquid, are high quality investment grade and have original maturities of less than three months.    As of June 30, 2010, we had cash and cash equivalents of $634.

	For the three months ended June 30,				For the six months ended June 30,
	2010	2009	Change		2010	2009	Change
Other Liquidity and Capital Resources:
Cash Provided By (Used in) Operations	$1,830	$(529)	$2,359	446%	$(613)	$(1,391)	$778	56%
Cash Provided By (Used in) Investing Activities	$(158)	$(229)	$71	31%	$(168)	$(256)	$88	34%
Cash Provided By (Used in) Financing Activities	$(1,687)	$1,647	$(3,334)	(202)%	$837	$2,427	$(1,590)	(66)%

Cash Provided By (Used in) Operations.  For the three months ended June 30, 2010 compared with the three months ended June 30, 2009, the increase of $2,359 in cash provided from operations primarily reflects the net increase in working capital related to products shipped to ACN DPS pursuant to the Master Purchase Agreement, as amended (see Note 2 of the accompanying condensed consolidated financial statements). For the six months ended June 30, 2010 compared with the six months ended June 30, 2009, the decrease of $778 in cash used in operations results primarily from the products shipped to ACN DPS pursuant to the Master Purchase Agreement, as amended, where the ACN DPS payments terms have been accelerated.

Cash Provided By (Used in) Investing Activities.  For the three and six months ended June 30, 2010 compared with the three and six months ended June 30, 2009, the Company utilized $71 and $88, respectively, less in investing activities primarily reflecting reduced purchases in capital expenditures for furniture and equipment.

Cash Provided By (Used in) Financing Activities.  For the three months ended June 30, 2010 compared with the three months ended June 30, 2009, the increase of $3,334 in cash used in financing activities primarily reflects reduced advances of $1,800 received during the three months ended June 30, 2010 under our Revolving Loan and Security Agreement, as amended, with WGI and reduced cash of $1,581 provided by the exercise of common stock issuances during the three months ended June 30, 2009.  For the six months ended June 30, 2010 compared with the six months ended June 30, 2009, the $1,590 decrease in cash provided by financing activities primarily reflects the decrease in cash received of $1,581 provided by the issuance of common stock during the three months ended June 30, 2009.

Deferred Revenue.  During the three and six months ended June 30, 2010, we shipped $7,804 of units, that are pending customer product acceptance by ACN DPS (a related party) and was therefore recorded as deferred revenue by the Company.  Of the $7,804 of units shipped, we received full payment of $6,760 of such units and $1,044 of such units remain in accounts receivable.  The Company also received $396 as of June, 30, 2010 as partial payment for units that were shipped after June 30, 2010 that were also pending customer product acceptance by ACN DPS (See Note 3 of the accompanying condensed consolidated financial statements).    Although the Company expects ACN DPS to accept the product in accordance with the terms of the Master Purchase Agreement, there are no assurances that such acceptance will be provided.  If ACN DPS does not accept the product, ACN DPS may return the product to the Company and the Company would be obligated to return all payments received to ACN DPS.  If ACN DPS does accept the product, the Company would recognize as revenue all units shipped. As of the date of the filing of this Form 10-Q, product acceptance from ACN DPS had not been received.

Operations and Liquidity. We have incurred recurring net losses and have an accumulated deficit of $281,551, stockholder’s deficiency of $3,609 and a working capital deficiency of $5,635 as of June 30, 2010.  On October 28, 2009, we entered into a Revolving Loan and Security Agreement with WGI pursuant to which WGI agreed to provide to the Company a line of credit in a principal amount of $3,000. On March 9, 2010, the principal amount of the line of credit was increased to $5,000 (see Note 6 of the accompanying condensed consolidated financial statements).  As of June 30, 2010, the Company had received aggregate advances under this agreement of 2,000, and during the period July 1, 2010 through August 11, 2010, the Company received an additional $1,500 in advances against the increased credit line.  As of August 11, 2010, there was $3,500 of  unused borrowing capacity under our Revolving Loan and Security Agreement, as amended.

As of June 30, 2010, we had $17,919 of liabilities.  These liabilities primarily included $2,000 under the Revolving Loan and Security Agreement, as amended, $5,992 of accounts payable and accrued expenses, $9,097 of deferred revenues and income, $362 of accrued expenses and $352 payable to related parties.  Substantially all of our assets are pledged pursuant to the Revolving Loan and Security Agreement, as amended.

Our ability to generate cash is dependent upon the sale of our product and services, our ability to enter into arrangements to provide services, and on obtaining cash through the private or public issuance of debt or equity securities.  Given that our voice and video phone business involves a newly developed video phone with no market penetration in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of our sales efforts could also have an adverse impact on our ability to raise additional financing.

Based on management’s internal forecasts and assumptions regarding its short term cash requirements, the increase in and full utilization of the expanded credit line of the Revolving Loan (see Note 6 and Note 12 of the accompanying condensed consolidated financial statements), finalization and product acceptance  by ACN of the Company’s new voice and video phone, the delivery of these new video phones expected going forward, the expected placement of purchase orders and receipt of advance funds for the purchase of units by ACN DPS pursuant to a Master Purchase Agreement pursuant to which ACN DPS committed to purchase 300,000 videophones over a two-year period, and the Company’s current forecast for sales for other products and services, the Company believes that it will have sufficient working capital to support its current operating plans through at least June 30, 2011. However, there can be no assurance given that these assumptions are correct or that the revenue projections associated with sales of products and services will materialize to a level that will provide us with sufficient capital or that sales will be sustainable over the short and long term so as to obviate the need for additional funding.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..

Not required.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of Securities Exchange Act of 1934)  that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Principal Financial and Accounting Officer , as appropriate to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2010.  The Company’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that as of June 30, 2010, its disclosure controls and procedures were designed properly and were effective in ensuring that the information required to be disclosed by the Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Change in Internal Control over Financial Reporting.
.
 There were no changes in our internal controls during our quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  In addition, the Company has initiated the implementation of a new Consumer Service business model and related internal controls.

We further believe that there will not be any adverse change in our internal controls over financial reporting as a result of the recently announced resignation of Joel Boyarski as Chief Financial Officer and the appointment of James Dole as the new Chief Financial Officer.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Although from time to time we may be involved in litigation as a routine matter in conducting our business, we are not currently involved in any litigation which we believe is material to our operations or balance sheet.

 ITEM 5.  OTHER INFORMATION.

The following disclosure would otherwise be filed on Form 8-K under Items 1.01, 2.03 and 3.02:

On August 11, 2010, the Company entered into the Second Amendment to the Revolving Loan with WGI (the First Amended Revolving Loan as amended by the Second Amendment, the “Second Amended Revolving Loan”), pursuant to which WGI will provide to the Company a line of credit for an additional $2,000,000 resulting in an aggregate principal amount available for borrowing under the Second Amended Revolving Loan of $7,000,000.  In addition, on August 11, 2010, pursuant to the Second Amended Revolving Loan, the Company issued a revised Revolving Promissory Note, dated October 29, 2009 (the “New Revolving Promissory Note”), in a principal amount of $7,000,000, to WGI.  Other than amending the maximum principal amount available under the Second Amended Revolving Loan from $5,000,000 to $7,000,000, the terms of the Second Amended Revolving Loan and the New Revolving Promissory Note are the same as previously disclosed.

In connection with the Second Amended Revolving Loan, on August 11, 2010, the Company granted WGI a warrant to purchase up to 8 million shares of the Company’s common stock at an exercise price of $0.432 per share.  The August 2010 WGI Warrant was fully vested on issuance and has a term of 10 years.

ITEM 6.  EXHIBITS.

The following is a list of exhibits filed as part of this report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically.

3.1	Second Amended and Restated Bylaws of WorldGate Communications, Inc. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed May 26, 2010)
4.1
Revolving Promissory Note, dated October 28, 2009, by WorldGate Communications, Inc..  WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC in favor of WGI Investor LLC in a principal amount of $7,000,000*

4.2	Warrant, dated August 11, 2010, issued to WGI Investor LLC*
10.1	WorldGate Communications, Inc. 2003 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 26, 2010)
10.2	WorldGate Communications, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 26, 2010)
10.3
Second Amendment to Revolving Loan and Security Agreement, dated August 11,2010, by and among WGI Investor LLC, WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC*

14.1	WorldGate Communications, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed May 26, 2010)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Dated: August 13, 2010	/s/ George E. Daddis Jr.
George E. Daddis Jr.
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 13, 2010	/s/ Joel Boyarski
Joel Boyarski
Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Bylaws of WorldGate Communications, Inc. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed May 26, 2010)
4.1
Revolving Promissory Note, dated October 28, 2009, by WorldGate Communications, Inc..  WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC in favor of WGI Investor LLC in a principal amount of $7,000,000*

4.2	Warrant, dated August 11, 2010, issued to WGI Investor LLC*
10.1	WorldGate Communications, Inc. 2003 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 26, 2010)
10.2	WorldGate Communications, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 26, 2010)
10.3
Second Amendment to Revolving Loan and Security Agreement, dated August 11,2010, by and among WGI Investor LLC, WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC*

14.1	WorldGate Communications, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed May 26, 2010)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith
** Furnished herewith