Form 10-Q
period 2010-09-30
WORLDGATE COMMUNICATIONS INC
filed 2010-11-15
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  000-25755

WORLDGATE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2866697
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3800 Horizon Blvd, Suite 103 Trevose, Pennsylvania	19053
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2010
Common Stock, par value $0.01 per share	339,409,102 shares

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share amounts)

	September 30,	December 31,
	2010 (Unaudited)	2009*
ASSETS
Current assets:
Cash and cash equivalents	$1,108	$578
Trade accounts receivable less allowance for doubtful accounts of $97 at September 30, 2010 and $42 at December 31, 2009	18	24
Accounts receivable – related party	206	-
Other receivables	6	15
Inventory, net	461	763
Prepaid and other current assets	247	281
Total current assets	2,046	1,661
Property and equipment, net	773	739
Deposits	194	-
Deferred debt issuance costs, net	6,146	-
Total assets	$9,159	$2,400

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$2,660	$535
Account payable due to related parties	349	262
Accrued expenses	533	409
Accrued compensation and benefits	204	100
Accrued severance	-	232
Warranty reserve	257	15
Deferred revenues and income	2,107	1,460
Notes payable	100	22
Total current liabilities	6,210	3,035

Long term liabilities:
Revolving Loan, with related party	3,100	1,400
Total liabilities	9,310	4,435

Commitments and contingencies
Stockholders’ deficiency:
Preferred Stock, $.01 par value, 13,500,000 shares authorized, and 0 shares issued at September 30, 2010 and December 31, 2009	-	-
Common Stock, $.01 par value; 700,000,000 shares authorized at September 30, 2010 and December 31, 2009; and 339,409,102 and 337,947,088 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3,394	3,380
Additional paid-in capital	282,002	270,330
Accumulated deficit	(285,547)	(275,745)
Total stockholders’ deficiency	(151)	(2,035)
Total liabilities and stockholders’ deficiency	$9,159	$2,400

* Condensed from audited financial statement

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues (includes $15,264 and $0, respectively, with related parties for the three and nine months ended September 30, 2010 and 2009)	$15,392	$98	$15,803		$1,477

Revenue discount with related party	3,634	-	3,634		-

Net revenues	11,758	98	12,169		1,477
Cost of revenues	12,417	14	12,627		932
Gross profit (loss)	(659)	84	(458)		545

Expenses from operations:
Engineering and development	980	785	2,826		1,904
Operations	182	159	614		407
Sales and marketing	377	210	1,053		297
General and administrative	1,336	904	3,809		3,401
Depreciation and amortization	97	93	284		212
Total expenses from operations	2,972	2,151	8,586		6,221

Loss from operations	(3,631)	(2,067)	(9,044)		(5,676)

Other income (expense):
Interest and other income	2	41	2		49
Gain on contract termination	-	47			47
Change in fair value of derivative warrants and conversion options	-	43	-		4,252
Income from service fee contract termination	-	-	-		348
Interest and other expense	(1)	(1)	(1)		(103)
Related party interest	(78)	-	(248)		(11)
Amortization of debt issuance costs	(288)	-	(511)		-
Amortization of debt discount	-	-	-		(2,918)

Total other income (expense)	(365)	130	(758)		1,664
Net loss	$(3,996)	$(1,937)	$(9,802)		$(4,012)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$	(0.02)

Weighted average common shares outstanding:
Basic and diluted	376,336,380	348,971,268	364,424,910		259,730,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Dollars and shares in thousands)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Deficiency

Balance at January 1, 2010	337,947	$3,380	$270,330	$(275,745)	$(2,035)
Issuance of Common Stock upon exercise of stock options	1,462	14	152	-	166
Non-cash stock based compensation	-	-	1,229	-	1,229
Issuance of warrants to WGI (see Note 7)	-	-	6,657	-	6,657
Issuance of warrants to ACN (see Note 7)			3,634		3,634

Net Loss	-	-	-	(9,802)	(9,802)

Balance at September 30, 2010	339,409	$3,394	$282,002	$(285,547)	$(151)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(9,802)	$(4,012)
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	284	212
Amortization of debt issuance costs	511	-
Amortization of debt discount	-	2,918
Change in fair value of derivative warrants and conversion options	-	(4,252)
Fair value of warrants recorded as a sales discount	3,634	0
Inventory reserve	136	600
Non-cash stock based compensation	1,229	714
Bad debt expense, net of recoveries	55	47
Changes in operating assets and liabilities:
Trade accounts receivable	(49)	952
Accounts receivable – related party	(206)	-
Other receivables	9	1
Inventory	166	(511)
Prepaid and other current assets and deposits	(160)	(6)
Accounts payable	2,125	(117)
Due to related parties	87	-
Accrued expenses and other current liabilities	124	141
Accrued severance	(232)	453
Accrued compensation and benefits	104	30
Warranty reserve	242	(8)
Deferred revenues and income	647	(471)
Net cash used in operating activities	(1,096)	(3,309)

Cash flows from investing activities:
Capital expenditures	(318)	(525)
Net cash used in investing activities	(318)	(525)

Cash flows from financing activities:
Proceeds from issuance of common stock	166	3,644
Proceeds from the issuance of notes	-	846
Net proceeds from revolving loan with related party	1,700	-
Net proceeds from the issuance of note	78	-
Payment on notes	-	(42)
Net cash provided by financing activities	1,944	4,448
Net increase in cash and cash equivalents	530	614
Cash and cash equivalents, beginning of period	578	429
Cash and cash equivalents, end of period	$1,108	$1,043
Supplemental disclosures of non-cash financing activities:
Cumulative effect of a change in accounting principle:
Detachable warrants	$-	$885
Additional paid-in capital	-	(1,751)
Accumulated deficit	-	1,449
Issuance of warrants to WGI (see Note 7)	6,657	-
Common stock issued in payment of convertible debentures	-	4,080
Common stock issued in payment of accrued interest	-	1,046
Common stock issued in payment of warrant derivative	-	623
Common stock issued in payment of notes	-	750
Common stock issued in payment of obligation	-	839
Cash paid for:
Interest	214	8

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

The Company is transitioning from a business model focused primarily on one-time digital video phone equipment sales to delivering an integrated audio and video telephony solution. With the new video phone platform, the Company will not only offer a line of video phones but the Company will also provide a turnkey digital voice and video phone service.

The Company markets its video phone equipment, communications and support services through two segments.  Through its Services segment, the Company markets its video phone equipment, bundled with digital voice and video phone service and support, principally to residential and commercial customers.  The Services segment was previously known as the Consumer Services segment.  Through its Equipment segment the Company distributes its digital video phones directly to telecommunications service providers who already have a complete digital voice and video management and network infrastructure.  The Equipment segment was previously known as the Original Equipment Manufacturer or OEM segment.

The unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2010 and 2009 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In addition, the December 31, 2009 condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP.  These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 and the notes thereto included in the Company’s Annual Report on Form 10-K.  The accounting policies used in preparing these unaudited condensed consolidated financial statements are materially consistent with those described in the audited December 31, 2009 financial statements.

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

Based on management’s internal forecasts and assumptions regarding its short term cash requirements, the increase in and full utilization of the expanded credit line of the Revolving Loan (see Note 6),  product acceptance  by ACN Digital Phone Service, LLC (“ACN DPS”), a subsidiary of ACN, Inc. (“ACN”) of the Company’s new voice and video phone, the delivery of these new video phones expected going forward, the expected placement of purchase orders and receipt of advance funds for the purchase of units by ACN DPS, pursuant to a Master Purchase Agreement pursuant to which ACN DPS committed to purchase 300,000 videophones over a two-year period (the “Master Purchase Agreement”) and the Company’s current forecast for sales for other products and services, the Company believes that it will have sufficient working capital to support its current operating plans through at least September 30, 2011.

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

The Company continues to focus on the business elements that it believes are important for its sustainability. The Company continues to explore additional product and service sales opportunities. In addition, the Company is focused on reducing the cost of its video phone which it believes will facilitate the growth of the Company’s product and services.

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

The Company has incurred recurring net losses and has an accumulated deficit of $285,547, stockholder’s deficiency of $151 and a working capital deficiency of $4,164.

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

On August 23, 2010, ACN DPS provided formal acceptance of our Ojo Vision Digital Video Phone in accordance with the Master Purchase Agreement.  As a result, the Company now records revenue when units are shipped to ACN DPS.  The Company recorded $14,064 of gross revenue during the three and nine months ended September 30, 2010 for units shipped to ACN DPS.  Included in the  revenue recorded for the three and nine months ended September 30, 2010 is $7,804 of units shipped and previously recorded as deferred revenue in the three months ended June 30, 2010.   Applicable accounting guidance requires that revenue generated from sales to ACN DPS be reduced to reflect the extent that the ACN 2009 Warrant and ACN 2010 Warrant (the “ACN Warrants”) are determined to be consideration given by a vendor to a customer for which an otherwise identifiable benefit has not been received.  The Company recorded a revenue discount of $2,598 during the quarter ended September 30, 2010 to reflect the fair value of the portion of the ACN 2009 Warrant and ACN 2010 Warrant earned as ACN DPS order volume of product exceeded the contract milestone of 50,000 units shipped.  Additionally, the Company also accrued a revenue discount of $1,036 for units shipped but unearned through September 30, 2010 in excess of the 50,000 unit milestone.  Under the terms of the ACN Warrants 1/6 of each warrant vests for each order of 50,000 units, up to the maximum of 300,000 units.  In addition, the product acceptance by ACN DPS also resulted in the recognition of $1,200 in revenue for the three and nine months ended September 30, 2010 from software development funds provided by ACN DPS to the Company in April 2009.

Net Loss Per Share (Basic and Diluted)

The Company displays dual presentation of earnings per share as both basic and diluted earnings per share (“EPS”).  Basic EPS includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Basic weighted average shares outstanding at September 30, 2010 includes 27,969,133 and 25,457,129, respectively, of weighted average shares for the three and nine month periods ended September 30, 2010 issuable in the future under the terms of the WGI Anti-Dilution Warrant, ACN 2009 Warrant and 2010 ACN Warrant, as these warrants are exercisable at a nominal amount ($0.01 per share).  Diluted EPS includes, under the “treasury stock” and “if converted” methods, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances are not included in the computation when they are not in the money or their effect would be anti-dilutive.

Potential common shares excluded from net loss per share for the three and nine months ended September 30, 2010, and 2009 were 172,764,228 and 169,546,717, respectively, because their effect would be anti-dilutive due to the Company’s net loss.  The following table discloses the shares of common stock issuable upon the exercise of stock options, unvested restricted stock and warrants, irrespective of whether such securities are in the money:

	For the three and nine months ended
	September 30, 2010	September 30, 2009

Warrants	150,210,364	148,311,939

Options	22,495,864	20,926,778

Performance shares	58,000	308,000

Total	172,764,228	169,546,717

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

4.  Inventory

The Company’s inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined at the lower of cost or market on a first-in, first-out cost basis.  As of September 30, 2010, the Company’s inventory balance was $461 net of a reserve of $379 for excess and obsolete inventory that is not expected to be utilized in the continued development of the video phone.  The Company adjusted its reserve for excess and obsolete inventory by $222 and $136, respectively, during the three and nine months ended September 30, 2010 due to diminished expectations for sale of the legacy Ojo 900 and 1000 phone inventory.  In addition, included in the three and nine months ended September 31, 2010, the Company reduced inventory and the inventory reserve for $514 for the removal of parts inventory no longer required for its product distribution.  As of December 31, 2009, the Company’s inventory balance was $763 net of a reserve of $757 for excess and obsolete inventory that is not expected to be utilized in the continued development of the video phone.  During the three and nine months ended September 30, 2009 the Company adjusted the reserve for excess and obsolete parts inventory by $0 and $600, respectively.  Included in inventory as of December 31, 2009 was $178 for units purchased in a “Bill and Hold” arrangement for a single customer.

5.  Accrued Expenses

The Company’s non-related party accrued expenses consisted of the following:

	September 30, 2010	December 31, 2009
Interest on Notes	$-	$10
Contingent penalties	157	157
Board fees	-	94
Taxes	51	33
Minimum usage fee obligation	97	-
Product license fee	116	-
Other	112	115
Totals	$533	$409

6. Revolving Credit Line

On October 28, 2009, the Company entered into the Revolving Loan and Security Agreement (the “Revolving Loan”) with WGI Investor LLC (“WGI”), pursuant to which WGI provided the Company a line of credit in a principal amount of $3,000.  On March 9, 2010, the Company entered into the First Amendment to the Revolving Loan with WGI (the Revolving Loan as amended by the First Amendment, the “First Amended Revolving Loan”), pursuant to which the maximum principal amount of the line of credit was increased to $5,000.  On August 11, 2010, the Company entered into the Second Amendment to the Revolving Loan with WGI (the First Amended Revolving Loan as amended by the Second Amendment, the “Second Amended Revolving Loan”), pursuant to which the maximum principal amount of the line of credit was increased to $7,000.  In addition, on August 11, 2010, pursuant to the Second Amended Revolving Loan, the Company issued a revised Revolving Promissory Note, dated October 29, 2009, in a principal amount of $7,000, to WGI.  Interest accrues on any loan advances at the rate of 10% per annum.  Interest payments commenced June 1, 2010 and are payable monthly after such date, and any principal amount repaid by the Company is available for re-borrowing.  All outstanding principal and interest outstanding are required to be repaid on October 28, 2014.  The Company granted WGI a security interest in substantially all the assets of the Company and the Company made customary representations and covenants to WGI.  Any loan advance requires the satisfaction of customary borrowing conditions.  Upon the occurrence of an event of default, (1) WGI may require repayment of all outstanding amounts under the Second Amended Revolving Loan, may terminate its commitment to make additional loans to the Company, and may exercise its rights with respect to the security interest in substantially all of the assets of the Company and (2) all outstanding amounts under the Second Amended Revolving Loan will bear interest at the rate of 15% per annum.  As of September 30, 2010, the Company’s outstanding balance under the Second Amended Revolving Loan was $3,100.   During the three and nine months ended September 30, 2010, the Company made interest payments to WGI aggregating $70 and $212, respectively.  As of September 30, 2010, the interest payable on the Second Amended Revolving Loan was $29.

In connection with the First Amended Revolving Loan, on March 9, 2010, the Company granted WGI a warrant to purchase up to 6.0 million shares of common stock at an exercise price of $0.574 per share (the “March 2010 WGI Warrant”).  The March 2010 WGI Warrant was fully vested on issuance and has a term of 10 years.  The March 2010 WGI Warrant has a value of $3,330 utilizing the Black-Scholes option pricing model with the following assumptions: term of 10 years, volatility of 162%, dividends of $0 and a risk free interest rate of 3.71%.  The value of the March 2010 WGI Warrant was recorded as a deferred debt issuance cost and will be amortized on a straight-line basis over the remaining term of the Second Amended Revolving Loan.  As of September 30, 2010, $403 of the March 2010 WGI Warrant of $3,330 had been amortized and the balance of the deferred debt issuance cost was recorded as a $2,927 long term asset.

In connection with the Second Amended Revolving Loan, on August 11, 2010, the Company granted WGI a warrant to purchase up to 8.0 million shares of the Company’s common stock at an exercise price of $0.432 per share (the “August 2010 WGI Warrant”).  The August 2010 WGI Warrant was fully vested on issuance and has a term of 10 years.  The August 2010 WGI Warrant has a value of $3,327 utilizing the Black-Scholes option pricing model with the following assumptions: term of 10 years, volatility of 161%, dividends of $0 and a risk free interest rate of 2.72%.  The value of the August 2010 WGI Warrant was recorded as a deferred debt issuance cost and will be amortized on a straight-line basis over the remaining term of the Second Amended Revolving Loan.  As of September 30, 2010, $108 of the August 2010 WGI Warrant of $3,327 had been amortized and the balance of the deferred debt issuance cost was recorded as a $3,219 long term asset.

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

The following table summarizes, as of September 30, 2010, each contingent equity category under the Anti-Dilution Warrant and the exercisability of the Anti-Dilution Warrant.

	Shares Under Contingent Equity Categories
		As of September 30, 2010
Contingent Equity	Issuable as of April 6,	Terminated or	Shares Not	Shares	Total Shares Issuable (Exercisable and Non-
Categories	2009	Expired Shares	Exercisable	Exercisable	Exercisable)
Existing Contingent Equity	24,318,869	7,115,506	3,406,614	13,796,749	17,203,363
Future Contingent Equity	19,689,183	444,140	18,196,293	1,048,750	19,245,043
ACN 2009 Warrant	38,219,897	-	38,219,897	-	38,219,897
Total Contingent Equity	82,227,949	7,559,646	59,822,804	14,845,499	74,668,303

Anti-Dilution Warrant (Total Contingent Equity * 1.7027027)	140,009,750	12,871,829	101,860,450	25,277,471	127,137,921

Concurrently with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, the Company entered into a commercial relationship with ACN DPS pursuant to which it agreed to design and sell video phones to ACN DPS (the “Commercial Relationship”).  As part of the Commercial Relationship, the Company entered into two agreements with ACN DPS:  a Master Purchase Agreement pursuant to which ACN DPS committed to purchase 300,000 videophones over a two-year period (the “Master Purchase Agreement”) and a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN DPS committed to provide the Company with $1,200 to fund software development costs.  In connection with the Commercial Relationship, the Company granted ACN DPS a warrant to purchase up to approximately 38.2 million shares of common stock at an exercise price of $0.0425 per share (the “ACN 2009 Warrant”).  The ACN 2009 Warrant granted to ACN DPS will vest incrementally based on ACN DPS’s purchases of video phones under the Master Purchase Agreement.

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

Applicable accounting guidance requires that revenue generated from sales to ACN DPS be reduced to reflect the extent that the ACN 2009 Warrant and ACN 2010 Warrant are determined to be consideration given by a vendor to a customer for which an otherwise identifiable benefit has not been received. The Company recorded a revenue discount of $2,598 during the quarter ended September 30, 2010 to reflect the fair value of the portion of the ACN 2009 Warrant and ACN 2010 Warrant earned as ACN DPS order volume of product exceeded the contract milestone of 50,000 units shipped.  Additionally, the Company also accrued a revenue discount of $1,036 for units shipped but unearned through September 30, 2010 in excess of the 50,000 unit milestone.  Under the terms of the ACN Warrants 1/6 of each warrant vests for each order of 50,000 units, up to the maximum of 300,000 units.   As of September 30, 2010, the remaining Black Scholes value of the ACN 2009 Warrant and ACN 2010 Warrant for unshipped products was $11,959 based on the assumptions provided below.  Applicable accounting guidance requires that the fair value of the ACN 2009 Warrant and the ACN 2010 Warrant be recorded as a reduction of revenue to the extent of cumulative revenue recorded from ACN DPS.

The Black Scholes economic model calculations of these fair values was based on the following assumptions:

	Vested warrant for 6,869,982 shares	Unvested warrant for 34,349,915 shares
Market Price	$0.38	$0.38
Exercise Price	$0.0425	$0.0425
Term	8.63 yrs	8.52 yrs
Volatility Rate	165.12%	165.23%
Interest Rate	2.200%	2.230%

A summary of the Company’s warrant activity for the nine months ended September 30, 2010 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, January 1, 2010	168,755,235	$0.04	9.22
Granted
March 2010 WGI Warrant (see Note 6)	6,000,000	0.57
ACN 2010 Warrant	3,000,000	0.04
August 2010 WGI Warrant (See Note 6)	8,000,000	0.04
Exercised	-	-
Cancelled / Forfeited/ Expired	(3,397,416)	1.66
Outstanding, September 30, 2010	182,357,819	$0.05	8.63
Exercisable, September 30, 2010	46,147,454

Stock Option Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). In October 2004, the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”).  The 2003 Plan replaced the 1996 Plan for new grants. No additional shares were reserved for the new plan with all available shares under the 1996 Plan made available for the new plan.  On May 26, 2009, the Company’s Board of Directors approved the terms of Amendment No. 1 (the “Amendment”) to the 2003 Plan, subject to stockholder approval.  The Amendment, among other things, increased the maximum number of shares of common stock that may be issued or transferred under the 2003 Plan to 26,500,000 and increased the maximum amount of shares that may be issued in any fiscal year to any single participant in the 2003 Plan underlying an option award to 2,000,000 shares.  On May 20, 2010, the Company’s stockholders approved the Amendment and, immediately thereafter, the 2003 Plan was terminated (except for outstanding awards) upon the approval of the adoption of the 2010 Plan (as described below) by the stockholders.

On May 20, 2010, the Company’s stockholders approved the adoption of the WorldGate Communications, Inc. 2010 Stock Incentive Plan (the “2010 Plan”).  The 2010 Plan authorizes the Board of Directors or the Compensation Committee to provide equity-based compensation in the form of stock options and restricted stock awards to the Company’s directors, officers, other employees and consultants.  Total awards under the 2010 Plan are limited to 12,000,000 shares of common stock plus any shares relating to awards that expire or are forfeited or cancelled under the 2010 Plan.

Each of the 1996 Plan, the 2003 Plan and 2010 Plan are administered by a committee of the Board of Directors. The committee determines the term of each award, provided, however, that the exercise period may not exceed ten years from the date of grant, and for incentive stock options, in certain instances, may not exceed five years.  As of September 30, 2010, there were 9,892,500 shares available for grant under the 2010 Plan and 22,553,864 options and restricted shares outstanding.

The weighted-average fair value per share of options granted were $0.49 and $0.30 during the nine months ended September 30, 2010 and 2009, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes fair value option valuation model. The following weighted-average assumptions were used for grants in 2010 and 2009, respectively: expected volatility of 154% and 194%; average risk-free interest rates of 2.36% and 2.51%; dividend yield of 0%; and expected lives of 6.25 years.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award on the date of grant.  The Company also recognizes the excess tax benefits related to stock option exercises as financing cash inflows instead of operating inflows.  As a result, the Company’s net loss before taxes for the three and nine months ended September 30, 2010 included approximately $480 and $1,229, respectively, of stock based compensation. The Company’s net loss before taxes for the three and nine months ended September 30, 2009 included approximately $425 and $714, respectively, of stock based compensation. The stock based compensation expense is included in general and administrative expense in the condensed consolidated statements of operations. The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

A summary of the Company’s stock options is presented below:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding, January 1, 2010	21,641,878	$0.14
During the Period January 1, 2010 through September 30, 2010:
Granted	2,667,500	$0.49
Exercised	(1,462,014)	$(0.11)
Cancelled/forfeited	(351,500)	$(0.77)
Outstanding, September 30, 2010	22,495,864	$0.29	$2,234,454

Exercisable, September 30, 2010	6,451,189	$0.23	$994,133

As of September 30, 2010, there was $4,979 of total unrecognized compensation arrangements for options granted under the Company’s stock option plans consistent with the requirements of Topic 718 Compensation – Stock Compensation. The cost is expected to be recognized through 2014.

Restricted Stock Grants

The 2003 Plan provided for performance share grants of restricted shares of common stock, which are bookkeeping entries representing a right to receive a payment in cash, shares of common stock, or a combination thereof as determined by the Compensation Committee equal to the value of the shares of common stock on achievement of performance criteria.  An aggregate of 1,151,000 restricted shares were granted on October 3, 2007 and December 20, 2007 to certain executives that vest upon the achievement of certain performance criteria.  As of September 30, 2010, 58,000 of the restricted shares remain outstanding with the balance having been cancelled or forfeited.  During the quarter ended September 30, 2010, 29,000 of these shares vested based on the achievement of certain performance criteria.  For the three and nine months ended September 30, 2010, the Company recorded expense of $5 and $14, respectively, with respect to performance share grants.

8.  Commitments and Contingencies

Leases

On March 24, 2010, the Company entered into an Office Space Lease (the “Lease”), with Horizon Office Development I, L.P., pursuant to which the Company leases approximately 18,713 square feet of office space at 3800 Horizon Boulevard, Trevose, Pennsylvania.  The office space comprises part of the second floor of the building, and will be used for engineering, corporate and administrative operations and activities.  The new premises were occupied in September 2010 following completion of leasehold improvements.  The Lease has a term of 89 months from the commencement date.  Following a full abatement of rent for the first 5 months of the Lease term, the initial annual base rent is approximately $374.  The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Lease and will be approximately $504 in the seventh year.  In addition to the base rent, the Company will also pay its proportionate share of building operating expenses, insurance expenses, real estate taxes and a management fee.  The Company paid a security deposit of approximately $187 as security for its full and prompt performance of the terms and covenants of the Lease.

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

The Company terminated its office lease at 3190 Tremont Avenue, Trevose, Pennsylvania effective September 27, 2010.   There were no termination penalties.  The Company maintains office space  in Pittsford, New York for sales, marketing, operations and administrative operations and activities.  The Company also has warehouse space located in Trevose, Pennsylvania.

Disclosure of Contractual Obligations

The future minimum contractual lease commitments under leases for each of the fiscal years ending December 31, are as follows:

2010 (October 1 to December 31, 2010)	$21
2011	457
2012	540
2013	538
2014	529
Thereafter	1,567
Total	$3,652

Other Commitments

The Company has a minimum usage guarantee with a vendor that provides VoIP services with a maximum payment of $100 due if the usage guarantees are not met. Sufficient usage was not generated by operations to meet the minimum usage guarantee. The Company recorded a charge for $97 relating to this minimum usage guarantee during the quarter ended September 30, 2010 and is currently in the process of negotiating payment terms for this liability.

During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company entered into an agreement with its contract manufacturer to allow it to procure component inventory based upon criteria as defined by the Company.  If the component inventory procured by the contract manufacturer is not used in production of products for the Company and is not returnable, usable or saleable to other parties, then the Company may be responsible for purchasing the component inventory.

 Effective on July 13, 2010, Joel Boyarski resigned as the Chief Financial Officer, Treasurer and Senior Vice President, Finance and Administration.  Mr. Boyarski remained in his role as principal accounting officer and principal financial officer on an interim basis until August 20, 2010 and provided transition services in a senior advisory role through October 20, 2010.  In connection with his resignation, the Company agreed to enter into a severance agreement with Mr. Boyarski pursuant to which the Company will provide him with certain severance benefits following the end of his employment on October 20, 2010, including continuation of salary for a period of six months, reimbursement of certain health, dental and vision benefits for a period of six months, and an extension of the period during which vested options may be exercised.  The severance agreement provides a general release in favor of the Company and its affiliates.

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

9.  Related Party Transactions

As of September 30, 2010, the Company had $206 of related party accounts receivbles and $349 of related party liabilities, consisting of $311 of accounts payable for purchases of services, $9 for temporary office space and $29 of accrued interest on loan advances pursuant to the Second Amended Revolving Loan.  The Company currently leases office space from a related party in Concord, North Carolina, with annual lease costs not material to the Company.  As of December 31, 2009, the Company reported $262 of related party liabilities, consisting of $252 of accounts payable for purchases of services and $10 of accrued interest on loan advances pursuant to the Revolving Loan.

On August 11, 2010, the Company entered into the Second Amended Revolving Loan and granted WGI the August 2010 WGI Warrant (See Note 6).

10.   Concentration of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable.  At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.  At September 30, 2010, all of the Company’s cash was held at one financial institution.

Sales to major customers, in excess of 10% of total revenues for each of the nine months ended September 30, 2010 and 2009 were as follows:

	Sales
Customer	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
A	96%	0
B	0	56%
C	0	21%

The above customers are all related to the Equipment business segment of the Company.

Accounts receivable from a related party as of September 30, 2010 consisted of receivables from the shipment of video phones to ACN DPS.

As of September 30, 2010, Kentec is the sole direct volume manufacturer of video phones for the Company.  A formal relationship was established with Kentec in November 2009.  Kentec is a Taiwanese manufacturer and distributor of high performance, high speed data and computer networking products. The components and raw materials used in the Company’s video phone are generally available from a multitude of vendors and are sourced by Kentec based on, among other factors, reliability, price and availability.

11.    Client and Segment Data

The Company’s reportable operating segments consist of the following two business segments principally based upon the sale and distribution channels of the Company’s products and services: Services and Equipment.  The reporting for the Services segment includes the revenue and cost of revenues for products and related recurring services. The reporting for the Equipment segment includes the revenue and cost of revenues for digital video phones and maintenance services.

These product and service channels are provided to different customer groups, and are managed under a consolidated operations management. The Company’s reportable segments have changed from the prior year to accommodate the refinement of selling and distribution of the Company’s products and services into these two channels. The Company evaluates performance based on revenue and gross profit (net revenues less costs of goods sold).

The following tables summarize financial information about the Company’s business segments for the three and nine months ended September 30, 2010 and 2009.

	For the three months ended September 30, 2010
	Services	Equipment	Consolidated

Net revenues	$105	$11,653	$11,758

Gross profit	$(49)	$(610)	$(659)

	For the three months ended September 30, 2009
	Services	Equipment	Consolidated

Net revenues	$95	$3	$98

Gross profit	$90	$(6)	$84

	For the nine months ended September 30, 2010
	Services	Equipment	Consolidated

Net revenues	$283	$11,886	$12,169

Gross profit	$107	$(565)	$(458)

	For the nine months ended September 30, 2009
	Services	Equipment	Consolidated

Net revenues	$307	$1,170	$1,477

Gross profit	$280	$265	$545

	Identifiable Assets
	Services	Equipment	Consolidated
At September 30, 2010	$269	$422	$691

At December 31, 2009	$165	$622	$787

The identifiable assets noted above include inventory, accounts receivable from a related party and trade account receivables, as applicable to each segment.

12.    Subsequent events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

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

We have two reportable business segments:  Services (previously known as the Consumer Services segment) and Equipment (previously known as the OEM Direct segment) . The  Services segment is aimed at the marketing and distribution of products and related recurring services to end users. In the  Services segment, we market to three principal groups: (i) directly to retail consumers through the Internet and our corporate website, (ii) through commissioned independent sales representatives, and (iii) on a wholesale basis through established telecommunication providers who will offer our video phone bundle as a product extension to their existing customer base. The Equipment segment is focused on selling digital video phones and maintenance services directly to telecommunications service providers who already have a digital voice and video management and network infrastructure, such as incumbent service providers, CLECs, international telecom service providers and cable service providers.

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

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009.

Revenues.

	For the three months ended September 30,				For the nine months ended September 30,
	2010	2009	Change		2010	2009	Change
Revenues:
Services, gross	$105	$95	$10	11%	$283	$307	$(24)	(8)%
Equipment, gross	$15,287	$3	$15,284	*	$15,520	$1,170	$14,350	*
Total gross revenues	$15,392	$98	$15,294	*	$15,803	$1,477	$14,326	970%
Equipment, revenue discount	$(3,634)	-	$(3,634)	(100)%	$(3,634)	-	$(3,634)	*
Services, net	$105	$95	$10	11%	$283	$307	$(24)	(8)%
Equipment, net	$11,653	$3	$11,650	*	$11,886	$1,170	$10,716	*
Total net revenues	$11,758	$98	$11,660	*	$12,169	$1,477	$10,692	*

*Not meaningful.

 Services revenues consist of shipments of products and related recurring services to end users.  For the three months ended September 30, 2010 compared with the three months ended September 30, 2009, the increase of $10 in  Services revenues primarily reflects additional recurring retail service revenues resulting from greater current period shipments of video phones.  For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, the decrease of $24 in  Services revenues primarily resulted from reduced shipments of video phones.

Equipment revenues consist of digital video phones, engineering and maintenance services sold directly to telecommunications service providers who already have a digital voice and video management and network infrastructure.  On August 23, 2010, ACN DPS provided formal acceptance of our Ojo Vision Digital Video Phone in accordance with our Master Purchase Agreement with ACN DPS.  As a result, we now record revenue when units are shipped to ACN DPS.  We recorded $14,064 of gross revenue during the three and nine months ended September 30, 2010 for units shipped to ACN DPS.  Included in the  revenue recorded for these periods was $7,804 of units shipped and previously recorded as deferred revenue in the three months ended June 30, 2010.  Applicable accounting guidance requires that revenue generated from sales to ACN DPS be reduced to reflect the extent that the ACN 2009 Warrant and ACN 2010 Warrant are determined to be consideration given by a vendor to a customer for which an otherwise identifiable benefit has not been received.  We recorded a revenue discount of $3,634 during the quarter ended September 30, 2010 to reflect the fair value of the portion of the ACN 2009 Warrant and ACN 2010 Warrant earned as a result of the product acceptance by ACN DPS and the number of units shipped through September 30, 2010.  In addition, the product acceptance by ACN DPS also resulted in the recognition of $1,200 in revenue for the three and nine months ended September 30, 2010 from software development funds provided by ACN DPS to us in April 2009.

For the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009, the increase of $11,650 and $10,716, respectively, in Equipment net  revenues primarily reflects the shipment of $14,064 of Ojo Vision video phones to ACN DPS, (see Note 7 of the accompanying condensed financial statements) and a reduction of $3,634 against these revenues was recorded as a result of the grant to ACN DPS of warrants to purchase shares of our common stock (see Note 7 of the accompanying condensed financial statements) that vest incrementally based on ACN DPS purchases of our video phones.  The revenue recognized during the three and nine months ended September 30, 2010 relating to the $14,064 of shipment of Ojo Vision video phones to ACN DPS reflects $7,804 of shipments that were made prior to the three months ending September 30, 2010, but which could not be recognized as revenue due to pending customer acceptance by ACN DPS, which was subsequently received in August 2010.  Concurrently, with product acceptance received in August 2010 from ACN DPS, $1,200 of deferred engineering development revenue was recorded during the three and nine months ended September 30, 2010 for Ojo Vision development work performed for ACN DPS (see Note 7 of the accompanying condensed financial statements).

Cost of Revenues and Gross (Loss) Profit

	For the three months ended September 30,				For the nine months ended September 30,
	2010	2009	Change		2010	2009	Change
Cost of Revenues:
Services	$154	$5	$149	*	$176	$27	$149	*
Equipment	$12,263	$9	$12,254	*	$12,451	$905	$11,546	*
Total Cost of Revenues	$12,417	$14	$12,403	*	$12,627	$932	$11,695	*
Gross (Loss) Profit:
Services, gross	$(49)	$90	$(139)	(154)%	$107	$280	$(173)	(62)%
Equipment, gross	$3,024	$(6)	$3,030	*	$3,069	$265	$2,804	*
Total, gross	$2,975	$84	$2,891	*	$3,176	$545	$2,631	483%
Equipment, revenue discount	$(3,634)	-	$(3,634)	(100)%	$(3,634)	-	$(3,634)	(100)%
Services, net	$(49)	$90	$(139)	(154)%	$107	$280	$(173)	(62)%
Equipment, net	$(610)	$(6)	$(604)	*	$(565)	$265	$(830)	(313)%
Total, net	$(659)	$84	$(743)	*	$(458)	$545	$(1,003)	(184)%

*Not meaningful.

Cost of Revenues.  The cost of revenues for the  Services business segment consists of direct costs related to product and delivery costs relating to the deliveries of video phones to end user customers.  For the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009, the increase of $149 and $149, respectively, in cost of revenues for the Services business segment primarily reflects increased shipments of video phones to our retail customers and $113 of VoIP telephony and video service fees, which includes a one-time $97 minimum usage fee obligation charge.  The cost of revenues for the Equipment business segment consists of direct costs related to product and delivery costs related to deliveries of video phones primarily to resellers and costs related to non-recurring engineering services revenues.  For the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009, the increase of $12,254 and $11,546, respectively, in cost of revenues for the Equipment business segment primarily reflects our first significant shipments of our video phones and video related products to ACN DPS.  For the three and nine months ended September 30, 2010, cost of revenues also include an increase of $242 in product warranty reserves, an increase of $222 and $136, respectively, to the inventory reserve for excess and obsolete inventory and a product license fee accrued of $116.  For the nine months ended September 30, 2009, cost of revenues for the Equipment business segment included a $600 reserve for excess and obsolete inventory.

Gross (Loss) Profit.  For the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009, the decrease of $139 and $173, respectively, in gross profit for the  Services business segment primarily reflects the impact of $113 in VoIP telephony  and video service fees.   For the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009, the decrease of $604 and $830, respectively, in gross profit for the Equipment business segment primarily reflects a $3,634 revenue discount recorded as a result of vesting of the ACN DPS warrants.   There were no revenue discounts for warrant vesting during the three and nine months ended September 31, 2009.  Partially offsetting the reductions in profit were $1,200 of non-recurring engineering service revenues performed prior to the third quarter of 2010 and recorded during the three and nine months ended September 30, 2010 as a result of our receipt of product acceptance by ACN DPS in August 2010.   For the nine months ended September 30, 2009 there was $833 of non-recurring engineering service revenues recorded.

Expenses From Operations

	For the three months ended September 30,				For the nine months ended September 30,
	2010	2009	Change		2010	2009	Change
Expenses from Operations:
Engineering and development	$980	$785	$195	25%	$2,826	$1,904	$922	48%
Operations	$182	$159	$23	14%	$614	$407	$207	51%
Sales and marketing	$377	$210	$167	80%	$1,053	$297	$756	255%
General and administrative	$1,336	$904	$432	48%	$3,809	$3,401	$408	12%
Depreciation and amortization	$97	$93	$4	4%	$284	$212	$72	34%

Total Expenses from Operations	$2,972	$2,151	$821	38%	$8,586	$6,221	$2,365	38%

Engineering and Development.  Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, documentation and support of our video phone product.  For the three months ended September 30, 2010 compared with the three months ended September 30, 2009, the increase of $195 in engineering and development expenses primarily reflects the increased development effort on the next generation video phone consisting of staff compensation costs that increased by $102 and certain product developmental expenditures that increased by $101.  For the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, the increase of $922 in engineering and development expenses primarily reflects the increased development effort on the next generation video phone consisting of staff compensation costs that increased by $518 and certain product developmental expenditures that increased by $398.

Operations.  Operations expenses consist primarily of the indirect cost of providing the software systems that enable us to manage our network and service offering and the resources necessary to deliver these services, including network  systems, customer portal, customer service center, billing expenses, and logistics and inventory management.  For the three months ended September 30, 2010 compared with the three months ended September 30, 2009, the increase of $23 in operations expenses primarily reflects increased customer care and network service costs of $28.  For the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, the increase of $207 in operations expenses primarily reflects increased consulting fees of $59, increased customer care and network service costs of $135, increased travel expenditures of $44 and increased bad debt expense of $48, partially offset by reduced staff compensation costs of $96.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation, attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs.  For the three months ended September 30, 2010 compared with the three months ended September 30, 2009, the increases of $167 in sales and marketing expenses primarily reflects increased staff compensation costs of $38, increased travel expenditures of $6, and increased trade show and marketing expenditures of $102.  For the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, the increase of $756 in sales and marketing expenses primarily reflects increased staff compensation costs of $313, increased travel expenditures of $69, and increased trade show and marketing expenditures of $311.

General and Administrative.  General and administrative expenses consist primarily of expenditures for administration, office and facility operations, as well as finance and general management activities, including legal, accounting and professional fees.  For the three months ended September 30, 2010 compared with the three months ended September 30, 2009, the increase of $432 in general and administrative expenses primarily reflects increased staff compensation costs of $256, non-cash stock based compensation of $54,and travel and moving costs of $68.  For the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, the increase of $408 in general and administrative expenses primarily reflects an increase in stock based compensation costs of $515 related to employee stock options, increased consulting fees of $64, increased travel costs of $48, and increased rent and moving costs of $125, partially offset by $352 in reduced staff compensation costs primarily related to severance for executives paid in the nine months ended September 30, 2009.

Adjusted EBITDA

We use the term “Adjusted EBITDA” in presentations, quarterly conference calls and other instances as appropriate. Adjusted EBITDA is defined as net loss before depreciation and amortization, amortization of debt discount, non-cash stock based compensation, expenses recorded as a revenue discounts as a result of warrants that vest incrementally based on ACN DPS’s purchases of video phones under the Master Purchase Agreement, and interest expense. We present Adjusted EBITDA because we use the calculation in evaluating our business performance and it is a measure of performance that is commonly used by investors, financial analysts and other interested parties, in addition to and not in lieu of Generally Accepted Accounting Principles (GAAP) results to compare to the performance of other companies who also publicize this information.   Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered an alternative to net income as an indicator of our operating performance or any other measure of performance derived in accordance with GAAP.

The reconciliation of net loss to Adjusted EBITDA as used by management is set forth in the table below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(3,996)	$(1,937)	$(9,802)	$(4,012)
Depreciation and amortization	97	93	284	3,212
Amortization of debt issuance cost	288	—	511	—
Amortization of debt discount	—	—	—	2,918
Non-cash stock based compensation	480	424	1,229	714
Warrant expense recorded as revenue discount (see Note 7 to consolidated financial statements)	3,634	—	3,634	0
Interest expense (income)	77	40	247)	65

Adjusted EBITDA	$580	$(1,380)	$(3,897)	$(103)

Other Income and Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2010	2009	Change		2010	2009	Change
Other Income and Expenses:
Interest and other income	$2	$41	$(39)	(95)%	$2	$49	$(47)	(96)%
Change in fair value of derivative warrants and conversion options	$-	$43	$(43)	(100)%	$-	$4,252	$(4,252)	(100)%
Amortization of debt issuance costs	$(288)	$-	$(288)	(100)%	$(511)	$-	$(511)	(100)%
Amortization of debt discount	$-	$-	$-	-	$-	$(2,918)	$2,918	100%
Income from contract termination	$-	$47	$(47)	(100)%	$-	$395	$(395)	(100)%
Interest and other expense	$(79)	$(1)	$(78)	*	$(249)	$(114)	$(135)	(118)%
Total Other Income (Expense)	$(365)	$130	$(495)	(381)%	$(758)	$1,664	$(2,422)	(146)%

*Not meaningful.

Interest and Other Income.  Interest and other income consisted of interest earned on cash and cash equivalents.  For the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, interest and other income decreased by $39 and $47, respectively, primarily reflecting recorded and negotiated cancellation of certain obligations of $41 and $49 during the three and nine months ended September 30, 2009, respectively.

Change in fair value of derivative warrants.

The Company accounted for the warrants issued as part of the June 2004 private placement of preferred stock as a derivative liability using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings.  On June 23, 2009, the Company amended the exercise price and other provisions of the 2004 Warrants representing rights to purchase shares of Common Stock in the Company and that would have expired on June 23, 2009.  The exercise price of the 2004 Warrants was amended to $0.25 per share of Common Stock and the expiration date of the 2004 Warrants was amended to August 7, 2009.  As of September 30, 2009, all of the 2004 Warrants were exercised.  The Company recognized a total non-cash gain during the three and nine months ended September 30, 2009 of $43 and $4,252, respectively,  for these derivative warrants, based on the their fair value using the Black-Scholes valuation model.

Amortization of Debt Issuance Costs and Debt Discount.   For the three and nine months ended September 30, 2010, the $288 and $511, respectively, of amortization of debt issuance costs relates to warrants issued to WGI on March 9, 2010 and August 11, 2010 (see Note 7 of the accompanying condensed consolidated financial statements). For the nine months ended September 30, 2009, the $2,918 of amortization of debt discount consists of the amortization of the secured convertible debentures issued in the August 11, 2006 and October 13, 2006 private placements.

Income from Service Contract Termination. During the three and nine months ended September 30, 2009, we realized $47 and $395, respectively, of other income resulting from the payment from a customer for the elimination of previously agreed service fees.  There were no contract termination fees realized during the three and nine months ended September 30, 2010.

Interest Expense.  For the three and nine months ended September 30, 2010 the increase in interest expense of $78 and $135, respectively, primarily reflects the accrued interest under our Revolving Loan and Security Agreement, as amended (see Note 6 of the accompanying condensed consolidated financial statements), and the carrying costs under our ACN Service Agreement (see Note 7 of the accompanying condensed consolidated financial statements).  The $1 and $114, respectively, of interest expense incurred for the three and nine months ended September 30, 2009 reflects interest under the secured convertible debentures issued in the August 11, 2006 and October 13, 2006 private placements (these secured convertible debentures were terminated on April 6, 2009).

Income Taxes.  We have incurred net operating losses since inception and accordingly had no current income tax provision and have not recorded any income tax benefit for those losses, since realization of such benefit is currently uncertain.

Liquidity and Capital Resources

Our capitalization as of September 30, 2010 and as of December 31, 2009 is summarized below:

	September 30, 2010	December 31, 2009
Capitalization:
Short-term debt, including current portion of long-term debt	$100	$22
Long-term debt	$3,100	$1,400
Total debt	$3,200	$1,422
Stockholders’ deficiency	$(151)	$(2,035)
Total debt and stockholders’ deficiency (total capitalization)	$3,049	$(613)

Percent total debt to total capitalization	105%	232%

*Not meaningful.

The weighted average annual interest rate on total debt at September 30, 2010 was 10.0%.  Total debt increased by $1,778 as of September 30, 2010, as compared to December 31, 2009.  As of September 30, 2010, and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $3,900 of unused borrowing capacity under our Revolving Loan and Security Agreement, as amended, with WGI.  As of August 11, 2010, our long-term debt increased by $1,500 to $3,500 resulting in $3,500 of unused borrowing capacity under our Revolving Loan and Security Agreement, as amended (see Note 6 of the accompanying condensed consolidated financial statements).

Sources of Liquidity.  As of September 30, 2010, our primary sources of liquidity consisted of proceeds from borrowings from WGI under our Revolving Loan and Security Agreement, as amended, pursuant to which WGI provides us a line of credit in an aggregate principal amount of $7,000; the sale of video phones and voice and video services; and the exercise of options on our common stock.  Cash and cash equivalents are invested in investments that are highly liquid, are high quality investment grade and have original maturities of less than three months.  As of September 30, 2010, we had cash and cash equivalents of $1,108.

	For the three months ended September 30,				For the nine months ended September 30,
	2010	2009	Change		2010	2009	Change
Other Liquidity and Capital Resources:
Cash Provided By (Used in) Operations	$(483)	$(1,918)	$1,435	75%	$(1,096)	$(3,309)	$2,213	67%
Cash Provided By (Used in) Investing Activities	$(150)	$(269)	$119	44%	$(318)	$(525)	$207	39%
Cash Provided By (Used in) Financing Activities	$1,107	$2,021	$(914)	(45)%	$1,944	$4,448	$(2,504)	(56)%

Cash Used in Operations.  For the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009, the increase of $1,435 and $2,213 in cash used in operations primarily reflects the net increase in working capital related to products shipped to ACN DPS pursuant to the Master Purchase Agreement, as amended (see Note 7 of the accompanying condensed consolidated financial statements), pursuant to which the ACN DPS payment terms have been accelerated.

Cash Used in Investing Activities.  For the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009, the Company utilized $119 and $207, respectively, less in investing activities primarily reflecting reduced purchases in capital expenditures for furniture and equipment.

Cash Provided By Financing Activities.  For the three months ended September 30, 2010 compared with the three months ended September 30, 2009, the decrease of $914 in cash provided by financing activities primarily reflects reduced advances of $1,100 received during the three months ended September 30, 2010 under our Revolving Loan and Security Agreement, as amended, with WGI.  For the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, the $2,504 decrease in cash provided by financing activities primarily reflects the decrease in cash received of $3,478 provided by the issuance of common stock during the nine months ended September 30, 2009, partially offset by $1,700 in advances received under our Revolving Loan and Security Agreement, as amended, with WGI (see Note 6 of the accompanying condensed consolidated financial statements).

Deferred Revenue.  During the three and nine months ended September 30, 2010, we received an advanced payment of $2,020 from ACN DPS for units that had not been shipped as of September 30, 2010 and was therefore recorded as deferred revenue by the Company (See Note 7 of the accompanying condensed consolidated financial statements).

Operations and Liquidity. We have incurred recurring net losses and have an accumulated deficit of $285,547, stockholder’s deficiency of $151 and a working capital deficiency of $4,164 as of September 30, 2010.  On October 28, 2009, we entered into a Revolving Loan and Security Agreement with WGI pursuant to which WGI agreed to provide to us a line of credit in the principal amount of $3,000. On March 9, 2010, the principal amount of the line of credit was increased to $5,000, and on August 11, 2010 the principal amount of the line of credit was increased to $7,000 (see Note 6 of the accompanying condensed consolidated financial statements).  As of September 30, 2010, we received aggregate advances under the Revolving Loan and Security Agreement, as amended, of $3,100.  As of September 30, 2010, there was $3,900 of unused borrowing capacity under our Revolving Loan and Security Agreement, as amended.

As of September 30, 2010, we had $9,310 of liabilities.  These liabilities primarily included $3,100 under the Revolving Loan and Security Agreement, as amended, $2,660 of accounts payable, $2,107 of deferred revenues and income, $737 of accrued expenses, $349 payable to related parties and $257 product warranty reserve.  Substantially all of our assets are pledged pursuant to the Revolving Loan and Security Agreement, as amended.

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

Based on management’s internal forecasts and assumptions regarding its short term cash requirements, the increase in and full utilization of the expanded credit line of the Revolving Loan and Security Agreement, as amended (see Note 6 of the accompanying condensed consolidated financial statements),  product acceptance by ACN DPS of the Company’s new voice and video phone, the delivery of these new video phones expected going forward, the expected placement of purchase orders and receipt of advance funds for the purchase of units by ACN DPS pursuant to a Master Purchase Agreement pursuant to which ACN DPS committed to purchase 300,000 videophones over a two-year period, and the Company’s current forecast for sales for other products and services, the Company believes that it will have sufficient working capital to support its current operating plans through at least September 30, 2011. However, there can be no assurance given that these assumptions are correct or that the revenue projections associated with sales of products and services will materialize to a level that will provide us with sufficient capital or that sales will be sustainable over the short and long term so as to obviate the need for additional funding.

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

We continue to focus on the business elements we believe are important for our sustainability.  We continue to explore additional service and distribution sales opportunities.  We believe that growing the Services segment of our business, which includes a recurring revenue stream, is an essential element in the long term sustainability our operations.  In addition, we are focused on reducing the cost of our video phone which we believe facilitates the growth of our product and services.  Further, we believe that it is essential to maintain our video technology leadership in order to support the growth of our business.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of Securities Exchange Act of 1934)  that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer , as appropriate to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2010.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, its disclosure controls and procedures were designed properly and were effective in ensuring that the information required to be disclosed by the Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Change in Internal Control over Financial Reporting.
.
 We hired our new Chief Financial Officer, James Dole, effective July 13, 2010.  There were no other changes in our internal controls during our quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Revolving Promissory Note, dated October 28, 2009, by WorldGate Communications, Inc..  WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC in favor of WGI Investor LLC in a principal amount of $7,000,000 (Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed August 13, 2010)

4.2
Warrant, dated August 11, 2010, issued to WGI Investor LLC (Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed August 13, 2010)

10.1	Resignation Letter, dated as of July 13, 2010, from Joel Boyarski to WorldGate Communications, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 14, 2010)
10.2	Offer Letter, dated June 23, 2010, to James G. Dole (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 14, 2010)
10.3	Form of Non-Qualified Stock Option Grant under 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed July 14, 2010)
10.4
Second Amendment to Revolving Loan and Security Agreement, dated August 11,2010, by and among WGI Investor LLC, WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC  (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed August 13, 2010)

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

WORLDGATE COMMUNICATIONS, INC.

Dated:	November 15, 2010	/s/ George E. Daddis Jr.
George E. Daddis Jr.
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	November 15, 2010	/s/ James Dole
James Dole
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1
Revolving Promissory Note, dated October 28, 2009, by WorldGate Communications, Inc..  WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC in favor of WGI Investor LLC in a principal amount of $7,000,000 (Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed August 13, 2010)

4.2
Warrant, dated August 11, 2010, issued to WGI Investor LLC (Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed August 13, 2010)

10.1	Resignation Letter, dated as of July 13, 2010, from Joel Boyarski to WorldGate Communications, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 14, 2010)
10.2	Offer Letter, dated June 23, 2010, to James G. Dole (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 14, 2010)
10.3	Form of Non-Qualified Stock Option Grant under 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed July 14, 2010)
10.4
Second Amendment to Revolving Loan and Security Agreement, dated August 11,2010, by and among WGI Investor LLC, WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC  (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed August 13, 2010)

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