Form 10-K
period 2010-12-31
WORLDGATE COMMUNICATIONS INC
filed 2011-04-05
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to

Commission file number: 000-25755

WorldGate Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2866697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3800 Horizon Blvd., Suite 103,
Trevose, PA	19053
(Address of principal executive offices)	(Zip Code)

(215) 354-5100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes  ☐     No  ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (hereafter, the “Exchange Act”). Yes  ☐     No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting
accelerated filer ☐		(Do not check if a smaller reporting company)	company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑
As of June 30, 2010, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Company’s common stock, par value $0.01 per share, held by non-affiliates of the Registrant was $75,424,255. Such aggregate market value was computed by reference to the closing sale price of the Registrant’s common stock as reported on the OTC Bulletin Board on such date.

As of April 1, 2011, there were 339,733,363 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference: None.

WORLDGATE COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2010

CERTAIN DEFINITIONS

Unless the context indicates otherwise, the terms “WorldGate,” “Company,” “we,” “our” and “us” refer to WorldGate Communications, Inc. and, where appropriate, one or more of its subsidiaries. The term “Registrant” means WorldGate Communications, Inc.  Dollar amounts contained in this Annual Report on Form 10-K are in thousands, except per share and per unit amounts or as otherwise noted.

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
The words  “if,” “will,” “predicts,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “reinstate,” “opportunity,” “goal,” “objective,” “continue,” “exchange,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:
•
expectations of future growth, creation of stockholder value, revenue and net income, as well as income from operations, margins, earnings per share, cash flow and cash sufficiency levels, working capital, spending on and success with our products, capital expenditures, selling, general and administrative expenses, tax expense, fixed asset and goodwill impairment charges and cash requirements;

•	expectations of marketing and product launch efforts and initiatives of distributors or resellers;
•	increased competitive pressures;
•
strategic alternatives, including, but not limited to, a sale or merger of the Company or certain of its assets, recapitalization, partnership, debt or equity financing, financial reorganization, liquidation and/or ceasing operations, and potential dilution of existing equity holders from such initiatives;

•	liquidity and debt service forecast;
•	timing, extent and effectiveness of cost reduction initiatives and management’s ability to moderate or control discretionary spending;
•	management’s plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, asset dispositions, product plans, performance and results; and
•	management’s assessment of market factors and competitive developments.
In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements and disclosures we make. Factors and risks that could cause actual results to differ materially from those set forth or contemplated in forward looking statements include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A, and those discussed in other documents we file with the Securities and Exchange Commission.
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

PART I

ITEM 1. BUSINESS

Overview

WorldGate Communications, Inc. designs and develops innovative digital video phones featuring high quality, real-time, two-way video. The unique combination of functional design, advanced technology and use of IP broadband networks provides true-to-life video communication. As a result we are transforming how people connect, communicate and collaborate by bringing businesses, family and friends closer together through an immediate video connection allowing them to instantly hear and see each other for a face-to-face conversation.

Available Funds and Going Concern Uncertainty.  As discussed in more detail below under “—Funds Availability and Cost Reduction Measures,” due to our inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under our revolving loan with WGI Holdings, LLC (“WGI”) and the reduction of video phone orders in the near term by ACN Digital Phone Service, LLC (“ACN DPS”), a subsidiary of ACN, Inc. (“ACN”), a direct seller of telecommunications services and a distributor of video phones, we do not believe our current cash and cash equivalents will satisfy our projected cash requirements in the near term and through December 31, 2011 and there exists substantial doubt about our ability to continue as a going concern.  As a result, our auditors have included a going concern modification in their audit report on our financial statements at December 31, 2010 and for the fiscal year then ended, and we have disclosed this going concern uncertainty and management’s plans to deal with this uncertainty in the footnotes to our consolidated financial statements.  We are in the process of reducing our operating costs and other expenditures, including reductions of personnel and capital expenditures.

Discontinued Operations.  During fiscal year 2010, we provided a turn-key digital voice and video communication services platform supplying complete back-end support services.  Our digital voice and video phone service enabled our customers to make and receive phone calls almost anywhere a broadband Internet connection is available. We transmitted these calls using Voice over Internet Protocol (“VoIP”) technology, which converts voice signals into digital data packets for transmission over the Internet.  In connection with our cost reduction measures in March 2011, we discontinued offering digital voice and video communication services to customers.

Segments in 2010.  During fiscal year 2010, we had two reportable business segments: Services and Equipment. The Services segment was aimed at the marketing and distribution of products and related recurring services to end users. The Equipment segment is focused on selling digital video phones directly to telecommunications service providers who already have a digital voice and video management and network infrastructure.

Revenues. Our primary sources of revenue are one-time sales of video phones.  During fiscal year 2010, we also generated revenue from monthly recurring subscription fees and other charges that we charged customers for our service plans.

Relationship with WGI and ACN.  A majority of our outstanding shares of common stock are owned by WGI. WGI is a private investment fund whose ownership includes owners of ACN. In addition, during the year ended December 31, 2010, we made $19,914 of sales of video phones to ACN DPS, representing 93% of our gross Equipment revenues and 91% of our total revenues.

Product Offerings

In fiscal year 2010, we completed the design, development and commercialization of our new Ojo Vision video phone, to support the requirements of the residential and enterprise customer markets. We have spent a significant amount of time and energy to ensure that we offer products that are are well differentiated and offer advantages over our competitors, including as follows:

•
“TV Like” or “True-to-Life” Video. The video performance and quality of the new Ojo Vision video phone platform is “natural”, “TV Like”, and “True-to-Life” (meaning that images and sounds are synchronized, that there are minimum delays between the two ends of the communication, and that the quality of the image is similar to what is experienced with television) through technology that ensures precise audio/video synchronization, something our competitors have found difficult to achieve.

•
Networks. TV Like quality is maintained across all types of networks, including those that are bandwidth constrained, by our use of the latest improvements in compression technology and processing power to help enable and maintain high-quality end-to-end connections.

•	Acoustics. We have uniquely designed and developed how we handle the audio transmission acoustics to ensure a high voice quality.

In addition to providing what we believe to be the highest residential video quality available, our new video phone includes state-of-the-art patent-pending bandwidth adaptation techniques to ensure high quality true-to-life video in even poor network environments; a large, 7” High-Resolution LCD Screen; a new VGA Resolution CMOS Camera, providing vivid color and clarity; the state-of-the-art Texas Instruments DaVinci Chip Series; the ability to support multiple video and audio codecs, to allow it to operate on, and interoperate within, most networks; digital photo frame; the ability to connect to a large screen LCD/TV; and embedded three-way video conferencing.

Visual communication provides natural and effective collaboration experiences among individuals and teams separated by distance. With the increasing availability of broadband networks, migration to IP communications, and advances in video technologies, residential and enterprise customers are seeking systems that enable real-time and on-demand video communication. Globalization, distributed and remote workforces, outsourcing, rising travel costs, and sustainability requirements are workplace realities that are driving organizations to implement tools that enable faster decision-making, faster time-to-market and greater returns on investment.

Our video phones are manufactured in Asia, to take advantage of lower labor, tooling and components costs than would generally be available in the United States. In November 2009, we entered into a Master Manufacturing Agreement (the “Manufacturing Agreement”) with Kenmec Mechanical Engineering Co., Ltd. (subsequently renamed Kentec, Inc.) (“Kentec”), for the volume manufacture of our video phones. Kentec’s responsibilities in this role include product design finalization for manufacturing; component selection and procurement; managing our third party component suppliers; tool sourcing and management; coordination of video phone manufacturing; implementation and monitoring of quality control; and video phone cost reduction. Although we have no obligation to purchase any particular volume of products from Kentec, Kentec is generally required to accept all purchase orders, subject to certain limits described in the Manufacturing Agreement. As part of our Manufacturing Agreement with Kentec, we retain formal sign-off control over any product, specification, or component changes proposed by Kentec. We also maintain all rights to the video phone technology and intellectual property, as well as the right to second source our video phones. The Manufacturing Agreement has a term of 2 years, which is automatically extended for successive one year terms unless a party delivers written notice to the other party of its intention not to extend, not less than 120 days prior to the expiration of the then current term. Other than certain semiconductor circuit packages, the components and raw materials used in our video phone product are generally available from a multitude of vendors and are sourced based, among other factors, on reliability, price and availability. In certain instances, our semiconductor circuit packages are provided by a single supplier, resulting in reduced control over delivery schedules, quality assurance and costs. Additionally, our video phone may require specialized or high-performance component parts that may not be available in quantities or in time frames that meet our requirements.

Historical Offering of Products and Services.

Ojo 900/1000.  We had previously developed the Ojo 900/1000 video phones, ergonomically designed specifically for in-home and business personal video communication, which were our main product offerings during fiscal year 2009. We had identified several issues that have impeded the commercial success and customer acceptance of video phones and had sought to address each of those issues within the Ojo 900/1000 video phones. The Ojo 900/1000 video phones were designed for use on the existing broadband internet network  infrastructure.  The Ojo 1000 video phone could additionally be plugged directly into the public switched telephone network (“PSTN”), and make or receive standard PSTN calls.  Via their broadband network interface the Ojo 900/1000 video phones could be deployed as peer to peer internet videophones or connected through VoIP services to the standard PSTN Network.  We do not have plans to manufacture any additional Ojo 900/1000 video phone inventory. Our customers that use the Ojo 900/1000 video phones on our legacy broadband internet service continue to be able to use this service.

Digital Voice and Video Phone Services. During fiscal year 2010, we offered our digital voice and video phone services to customers. In order to access our service, a customer need only connect our video phone to a broadband Internet connection or a standard telephone to a broadband Internet connection through our video phone or another WorldGate-approved analog telephone adaptor. After connecting the device, our customers could use our video phone or their telephone to make and receive voice or video calls.  In connection with our cost reduction measures in March 2011, we discontinued offering our digital voice and video phone services to customers.

Customers

Equipment. Target customers in our Equipment segment include telecommunications service providers who already have a complete digital voice and video management and network infrastructure, such as incumbent service providers, Competitive Local Exchange Carriers (“CLECs”), international telecom service providers, cable service providers and select vertical providers in the education and healthcare services markets.

Our sales strategy for the Equipment segment has targeted telecommunications carriers and resellers. Pursuant to a Master Purchase Agreement, ACN DPS has agreed to purchase 300,000 videophones over a two-year period (i.e. through August 2012). The loss of ACN DPS as a customer would have a material adverse effect on our expected future business and operating results. WGI, our majority stockholder, is a private investment fund whose ownership includes owners of ACN. During the year ended December 31, 2010, we recorded revenues of $19,914 in connection with our sales of video phones to ACN DPS, representing 93% of our gross Equipment revenues and 91% of our total revenues. During the year ended December 31, 2009, no sales of video phones were made to ACN DPS.

Ending backlog, which represents orders for phones that have not been delivered, was $3,564 and $0 at December 31, 2010 and December 31, 2009, respectively.   For each order in backlog, we have received a signed customer contract.  Of the orders in backlog at December 31, 2010, all are scheduled to be shipped during 2011.

Services. During fiscal year 2010, customers in the Services segment included residential and enterprise customers. We believe that such customers were attracted to our service offerings because of the availability of the video phone, the increased level of engagement of participants to video calls and the competitive pricing as compared to traditional carriers. No customer in our Services segment accounted for more than 10% of our revenue during the years ended December 31, 2010 or 2009.

Distribution Channels

Distribution in the Equipment segment is focused on selling digital video phones directly or through agents to telecommunications service providers who already have a complete digital voice and video management and network infrastructure, such as incumbent service providers, CLECs, international telecom service providers, cable service providers and select vertical providers in the video relay service for deaf and hard-of-hearing and education and healthcare services markets.

During fiscal year 2010, distribution in the Services segment was focused on direct sales and indirect sales through independent sales agents.

Intellectual Property

We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. We believe that our technological position depends primarily on the experience, technical competence and the creative ability of our engineering staff. We review our technological developments with our engineering staff to identify the features of our technology that provide us with a technological or commercial advantage and file patent applications as necessary to protect these features in the United States and internationally. Written agreements with each employee require our employees to assign their intellectual property rights to us and to treat all technology as our confidential information. We have been awarded a U.S. patent issued in April 2007 related to a video phone system and method and a patent for our distinctive design of our Ojo video phone design issued in December 2006. We also have other patents pending to protect our technology. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, there can be no assurance that additional patents will be issued pursuant to our current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

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

Engineering and Development

We have made substantial investments in the design and development of new video phone products, as well as the development of enhancements and features to our products.  Future development is expected to focus on enhanced phone features, quality and performance enhancements, new form factors for our video phone, functionality for a business video phone offering, the use and interoperability of our products with emerging audio and video telephony standards and protocols, unified communication service offerings, and wireless and mobile applications.  Although we believe that the development of new products and the enhancement of existing products are essential to our success, future development will be negatively impacted due to our reduction in the size of our workforce in March 2011 and as a result of liquidity issues.  The cost of such work is not capitalized, but rather it is charged as an engineering and development expense. Our engineering and development expenses were $3,736 and $2,693 for the years ended 2010 and 2009, respectively.

Competition

We compete in the communications equipment market and, during fiscal year 2010, in the digital telephony services market providing products and services enabling video communication and collaboration across intranets, extranets and the Internet. These markets are characterized by rapid change and converging technologies, that represent both an opportunity and competitive threat to us. We compete with numerous vendors and service providers in each area of our business. In addition, many of our competitors are significantly larger, have substantially greater financial, technical and marketing resources, larger networks and more products for bundling. The number of competitors providing solutions may increase as the market evolves, and as we continue to expand globally, we may see new competition in different geographic regions.

Competition for Equipment. Many of the current video phone manufacturers have focused on two applications – business video phones and video conferencing. Business video phones are designed to be located on an executive’s desk and used to personally communicate with colleagues, employees and customers. Video conferencing units are designed for conference rooms where multiple people on one end engage with multiple people on the other end. In addition to business video phones and video conferencing, web-cam products and mobile products provide additional competition to our Equipment segment. The following is a brief description of the potential competitors.

•
Business Phone Products. Most of these products are targeted for corporate use and are relatively high priced. Generally, the ergonomic design of these units emulates that of a traditional office telephone with the addition of a camera and display. The products use standard corporate gray or black material colors, familiar button shapes and designs, traditional style handsets for non-speakerphone conversation and often have business feature sets. For connectivity these products may use VoIP, PSTN or other technologies. The main competitors in this sector include Cisco, Polycom, 8x8, Motion Media PLC, Grandstream and Leadtek Research.

•
Video Conference Products. These products are mainly TV-based video conferencing products that are targeted to customers as a video phone and conferencing device. They use the television as the display device and utilize either the TV’s speaker or connection to a standard analog phone for the audio portion of the call. The main disadvantage of this product is that it requires a television to send and receive calls. Numerous video conferencing products also exist for the business market. Typically these devices cost two thousand dollars or more and involve complex installations of one or more cameras, monitors, microphones and speakers within a conference room setting. The videoconference nature of these products eliminates the ability to communicate on a private, one-on-one level. The main competitors in this sector include Cisco, D-Link Systems, Sony, Sorenson Media and Polycom.

•
Web Cam Products. Web cams are different from other competitive products in that they did not arise from either business video phones or video conferencing. Rather, the use of web cams began in the early days of the Internet when “techies” were expanding the capabilities of PC-based content and applications with low-cost computer attachments. Currently, web cams are often used to display visual information as well as a means for personal communication. Many popular web sites use web cams to show traffic, weather, personal activities and other visually interesting subjects. Software such as Skype, Google Chat, Net Meeting, Instant Messenger, iChat and MSN Messenger, is being supported by web cams to provide a video chat option to these Internet-based services. Current web cams typically lack the quality of dedicated video phone devices and are more difficult to install, use and maintain. They also require the utilization of separate personal computers which may not be co-located in the same areas where convenient video calls would occur. Competitors in this category include Logitech, Intel, 3Com, Apple and Creative Technology.

•
Mobile Products. The mobile communications hardware industry is highly competitive and include several large, well-funded and experienced participants and have recently begun implementing front-facing in addition to back-facing cameras making mobile video calling user friendly. Software such as Fring, Tango, Qik, Apple FaceTime and Skype is being supported by mobile communications hardware to provide a video calling option for mobile handsets. We expect competition in the mobile communications hardware industry to intensify significantly as competitors attempt to imitate their competitor’s features and applications within their own products. Current mobile video products typically lack the quality of dedicated video phone devices especially over cellular networks and are generally ergonomically difficult to use. These industries are characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of residential and enterprise customers.

Government Regulation

Our products are subject to varying degrees of regulation in each of the jurisdictions in which we operate. Local laws and regulations, and the interpretation of such laws and regulations, differ among the jurisdictions in which we operate. There can be no assurance that (1) future regulatory, judicial and legislative changes will not have a material adverse effect on us; (2) domestic or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations; or (3) regulatory activities will not have a material adverse effect on us. Regulation of the telecommunications industry has and continues to change rapidly both domestically and globally.

Although we are not subject to substantial regulation by the Federal Communications Commission (“FCC”) or state regulatory commissions, we are required, in addition to other regulatory requirements, (a) to ensure that our equipment can accommodate law enforcement wiretaps and that we assist law enforcement agencies in conducting lawfully authorized electronic surveillance under the Communications Assistance for Law Enforcement Act and (b) to ensure that our equipment is accessible to and usable by individuals with disabilities, if readily achievable, to offer 711 abbreviated dialing for access to relay services.  For our Services business, we are required (1) to provide emergency 911 service in a manner similar to traditional telecommunications carriers, (2) to contribute to the federal Universal Service Fund, (3) to comply with the FCC’s rules on the use of customer proprietary network information, (4) to ensure that our service is accessible to and usable by individuals with disabilities, if readily achievable, to offer 711 abbreviated dialing for access to relay services and to contribute to the Telecommunications Relay Services fund, (5) to comply with local number portability rules, and (6) to collect and remit state or municipal taxes, fees or surcharges on the charges to our customers for the products and services that they purchase.

Although the effect of any future laws, regulations and the orders on our operations cannot be determined. as a general matter, increased regulation and the imposition of additional funding obligations increases product costs that may or may not be recoverable from our customers, which could result in making our products less competitive if we increase our retail prices or decrease our profit margins if we attempt to absorb such costs.

Geographic Areas

Our product offering is focused on the United States market, but we actively seek sales in international markets.

Relationship with WGI and ACN

Securities Purchase. In April 2009, we issued to WGI an aggregate of 202,462,155 shares of our common stock in a private placement transaction representing approximately 63% of the total number of the issued and outstanding shares of our common stock, as well as a warrant to purchase up to 140,009,750 shares of our common stock in certain circumstances (the “Anti-Dilution Warrant”) in exchange for (a) cash consideration of $1,450, (b) the cancellation of convertible debentures held by WGI under which approximately $5,100 in principal and accrued interest was outstanding, and (c) the cancellation of certain outstanding warrants held by WGI to purchase shares of our common stock. In December 2008, WGI had acquired from YA Global Investments, L.P. (“YA Global”) the convertible debentures that we had previously issued to YA Global and the outstanding warrants to purchase our common stock then held by YA Global. WGI is a private investment fund whose ownership includes owners of ACN, a direct seller of telecommunications services and a distributor of video phones.

Anti-Dilution Warrant. The Anti-Dilution Warrant entitles WGI to purchase up to 140,009,750 shares of our common stock at an exercise price of $0.01 per share to the extent we issue any capital stock upon the exercise or conversion of (i) any warrants, options and other purchase rights that were outstanding as of April 6, 2009 (“Existing Contingent Equity”), (ii) up to approximately 19.7 million shares underlying future options, warrants or other purchase rights issued by us after April 6, 2009 (“Future Contingent Equity”), or (iii) the warrant issued to ACN DPS to purchase up to approximately 38.2 million shares of our common stock at an exercise price of $0.0425 per share (the “ACN 2009 Warrant”). The Anti-Dilution Warrant is designed to ensure that WGI may maintain ownership of 63% of our issued and outstanding shares of capital stock in the event that any of our capital stock is issued in respect to the Existing Contingent Equity, the Future Contingent Equity or the ACN 2009 Warrant – upon each issuance of a share pursuant to Existing Contingent Equity, Future Contingent Equity or the ACN 2009 Warrant, the Anti-Dilution Warrant may be exercised for 1.7027027 shares. The term of the Anti-Dilution Warrant is ten years from the date of issuance, and the shares subject to the Anti-Dilution Warrant will be decreased proportionally upon the expiration of Existing Contingent Equity, Future Contingent Equity and the ACN 2009 Warrant.  As of December 31, 2010, the full amount of Future Contingent Equity (approximately 19.7 million shares) had been fully allocated to options and warrants issued by us after April 6, 2009, and therefore, any future options, warrants or other purchase rights issued by us will not be considered Future Contingent Equity.

The following table summarizes, as of December 31, 2010, each contingent equity category under the Anti-Dilution Warrant and the exercisability of the Anti-Dilution Warrant.

	Shares Under Contingent Equity Categories
		As of December 31, 2010
Contingent Equity	Issuable as of April 6,	Terminated or	Shares Not	Shares	Total Shares Issuable (Exercisable and Non-
Categories	2009	Expired Shares	Exercisable	Exercisable	Exercisable)
Existing Contingent Equity	24,318,869	7,164,151	3,291,266	13,863,452	17,154,718
Future Contingent Equity	19,689,183	1,138,640	17,501,793	1,048,750	18,550,543
ACN 2009 Warrant	38,219,897	-	38,219,897	-	38,219,897
Total Contingent Equity	82,227,949	8,302,791	59,012,956	14,912,202	73,925,158

Anti-Dilution Warrant (Total Contingent Equity * 1.7027027)	140,009,750	14,137,184	100,481,519	25,391,047	125,872,566

Registration Rights and Governance. In April 2009, we entered into a Registration Rights and Governance Agreement (the “Rights Agreement”) with WGI and ACN DPS, pursuant to which we agreed to file a registration statement on Form S-3 covering the resale of any shares held by WGI and ACN DPS and to maintain its effectiveness for a minimum period of time. In addition, WGI and ACN DPS have the right to require us to file additional registration statements covering the resale of such securities to the extent they are not covered by an effective registration statement and will be entitled to “piggy-back” registration rights on our future registration statements (with certain limitations) and on demand registrations of other investors, subject to customary underwriters’ cutbacks to reduce the number of shares to be registered in view of market conditions.

Pursuant to the terms of the Rights Agreement, we granted WGI and ACN DPS preemptive rights to purchase a pro rata portion of any shares of our common stock or other securities convertible into shares of our common stock issued by us, except for shares issued under board-approved employee benefit plans, conversions of Existing Contingent Equity or upon exercise of the Anti-Dilution Warrant or the ACN 2009 Warrant. The Rights Agreement also gives WGI the right to nominate a total of four of the seven members of our board of directors. This nomination right will be reduced by one director for each reduction in WGI’s beneficial ownership of shares of our common stock (including any warrants or other purchase rights) below thresholds of 50%, 43%, 29% and 14% of shares of our voting stock. To the extent that such nomination right decreases, the corresponding number of WGI nominees will offer to tender their resignation for acceptance by the board of directors. To the extent the number of members of our board of directors is changed, the number of directors WGI is entitled to appoint will be increased or decreased (as applicable) to provide WGI with the right to nominate no less than the same proportion of directors as otherwise provided in the Rights Agreement.

Commercial Relationship with ACN DPS. In April 2009, we entered into a commercial relationship with ACN DPS pursuant to which we agreed to design and sell video phones to ACN DPS (the “Commercial Relationship”). As part of the Commercial Relationship, we entered into two agreements with ACN DPS:  a Master Purchase Agreement pursuant to which ACN DPS committed to purchase 300,000 videophones over a two-year period (the “Master Purchase Agreement”) and a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN DPS committed to provide us with $1,200 to fund associated software development costs. In connection with the Commercial Relationship, we granted ACN DPS the ACN 2009 Warrant, which vests incrementally based on ACN DPS’s purchases of video phones under the Commercial Relationship.

In March 2010, we entered into the First Amendment (the “MPA Amendment”) to the Master Purchase Agreement with ACN DPS to require ACN DPS to pay us 50% of the purchase price for video phones pursuant to a purchase order upon the later of (a) acceptance of the purchase order by us and (b) five (5) weeks prior to the delivery of video phones to ACN DPS at our manufacturing facility. ACN DPS will pay us the remaining 50% of the purchase price upon delivery of the video phones to ACN DPS at our manufacturing facility. In connection with the MPA Amendment, we granted ACN DPS a warrant to purchase up to 3 million shares of our common stock at an exercise price of $0.0425 per share (the “ACN 2010 Warrant”). The ACN 2010 Warrant will vest incrementally based on ACN DPS’s purchases of video phones under the Master Purchase Agreement. We refer to the ACN 2009 Warrant and the ACN 2010 Warrant collectively as the “ACN Warrants.”

In January 2011 and effective as of December 31, 2010, the vesting schedule of the ACN Warrants was amended to provide that the first 1/6 of the ACN Warrants would vest upon reaching 99,440 units shipped to ACN DPS and the remaining 5/6 of the ACN Warrants will vest upon reaching 200,560 units shipped to ACN DPS. As of December 31, 2010, we had shipped 99,440 units to ACN DPS.

On March 8, 2011, ACN DPS informed us that, although it intends to abide by its obligations under the Master Purchase Agreement, as amended, ACN DPS expected to revise its purchase forecast downward for video phones.  On March 22, 2011, we received a significantly reduced ordering forecast from ACN DPS for the remainder of 2011, based in part on a significant build up in inventory of unsold video phones held by ACN DPS.  The Master Purchase Agreement requires ACN DPS to purchase 300,000 video phones over a two year period (i.e. through August 2012), but does not specify the timing of such purchases during the two year commitment period.

Revolving Loan and Security Agreement with WGI. In October 2009, we entered into a Revolving Loan and Security Agreement with WGI pursuant to which WGI provided us a line of credit in a principal amount of $3,000. In March 2010, the principal amount of the line of credit was increased to $5,000. In August 2010, the principal amount of the line of credit was increased to $7,000. Interest accrues on any loan advances at the rate of 10% per annum. Interest payments commenced June 1, 2010 and are payable monthly after such date, and any principal amount repaid is available for re-borrowing. All outstanding principal and interest outstanding are required to be repaid on October 28, 2014. We granted WGI a security interest in substantially all of our assets and we made customary representations and covenants to WGI. Any loan advance requires the satisfaction of customary borrowing conditions. Upon the occurrence of an event of default, (1) WGI may require repayment of all outstanding amounts under the Revolving Loan and Security Agreement, may terminate its commitment to make additional loans, and may exercise its rights with respect to the security interest in substantially all of our assets and (2) all outstanding amounts under the Revolving Loan and Security Agreement will bear interest at the rate of 15% per annum. As of December 31, 2010 and April 1, 2011, our outstanding balance under the Revolving Loan and Security Agreement was $4,400 and $2,700, respectively. During the year ended December 31, 2010, we made interest payments to WGI aggregating $291. As of December 31, 2010, the interest payable on the Revolving Loan and Security Agreement was $38.

In connection with amending the Revolving Loan and Security Agreement in March 2010, we granted WGI a warrant to purchase up to 6,000,000 shares of our common stock at an exercise price of $0.574 per share (the “March 2010 WGI Warrant”). In connection with amending the Revolving Loan and Security Agreement in August 2010, we granted WGI a warrant to purchase up to 8,000,000 shares of our common stock at an exercise price of $0.432 per share (the “August 2010 WGI Warrant”). We refer to the March 2010 WGI Warrant and the August 2010 WGI Warrant collectively as the “WGI Warrants.” The WGI Warrants were fully vested on issuance, have a term of 10 years and were not deemed Future Contingent Equity under the Anti-Dilution Warrant.

Advances Under the Revolving Loan.  Each loan advance under the Revolving Loan and Security Agreement requires the satisfaction of certain conditions, including a condition that there shall not have occurred, in WGI’s sole discretion, any material adverse change in our business, operations or condition (financial or otherwise) or a material impairment in the prospect of repayment of any portion of our obligations under the Revolving Loan and Security Agreement.  On March 8, 2011, following our request for funds from the Revolving Loan and Security Agreement pursuant to a notice of borrowing, WGI informed us that it believes we have not satisfied the condition relating to the absence of a material adverse change or material impairment in the prospect of repayment of our obligations under the Revolving Loan and Security Agreement and, therefore, no loan advance under the Revolving Loan and Security Agreement was to be made at that time.

On March 30, 2011, we entered into a Waiver and Conditional Advance Agreement (the “Advance Agreement”) with WGI.  Pursuant to the Advance Agreement, WGI agreed to provide us up to $1,200 in funds under the Revolving Loan and Security Agreement to fund specific expenses pursuant to a proposed operating budget through June 24, 2011.  The Advance Agreement also provided that our obligation to make periodic interest payments on outstanding amounts under the Revolving Loan and Security Agreement is deferred until July 1, 2011, at which time (i) all accrued but unpaid interest is due and payable, and (ii) our obligation to make periodic interest payments under the Revolving Loan and Security Agreement resumes.  We acknowledged our failure to meet certain borrowing conditions under the Revolving Loan and Security Agreement and that WGI is not obligated to make further loan advances under the Revolving Loan and Security Agreement.  We also provided WGI and its related parties with a release of all claims relating to the Advance Agreement and the Revolving Loan and Security Agreement.

Funds Availability and Cost Reduction Measures

Due to our inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under the Revolving Loan and Security Agreement beyond an additional $1,200 of funds and the reduction of video phone orders in the near term by ACN DPS, we do not believe our current cash and cash equivalents will satisfy our projected cash requirements in the near term and through December 31, 2011 and there exists substantial doubt about our ability to continue as a going concern.  As a result, our auditors have included a going concern modification in their audit report on our financial statements at December 31, 2010 and for the fiscal year then ended, and we have disclosed this going concern uncertainty and management’s plans to deal with this uncertainty in the footnotes to our consolidated financial statements. We are in the process of reducing our operating costs and other expenditures, including reductions of approximately two-thirds of our workforce, terminating office lease obligations in Pittsford, New York, substantial reductions in research and development activities and discontinuation of our digital voice and video communication services to customers.

We also believe that, based on currently projected cash inflows generated from operations, we may be unable to pay future scheduled interest and/or principal payments under the Revolving Loan and Security Agreement as these obligations become due.  If WGI is not willing to waive compliance or otherwise modify our obligations such that we are able to avoid defaulting on such obligations, WGI could accelerate the maturity of our debts due to it.  Further, because WGI has a lien on all of our assets to secure our obligations under the Revolving Loan and Security Agreement, WGI could take actions under the loan agreement and seek to sell our assets to satisfy our obligations thereunder. All of these actions would likely have an immediate material adverse effect on our business, financial condition or results of operations.

In view of our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we intend to explore all strategic alternatives available to us, including, but not limited to, a sale or merger of the Company or certain of our assets, recapitalization, partnership, debt or equity financing, financial reorganization, liquidation and/or ceasing operations.  We may determine that it is in our best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code.  Seeking relief under the U.S. Bankruptcy Code, even if we are able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between us and our existing and potential customers, employees, and others. Further, if we were unable to implement a successful plan of reorganization, we might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.

Our board of directors has established a special committee of directors that are independent and disinterested from WGI and ACN to guide us through the evaluation of strategic alternatives.  There can be no assurance that exploration of strategic alternatives will result in us pursuing any particular transaction or, if we pursue any such transaction, that it will be completed. We do not expect to make further public comment regarding our consideration of strategic alternatives until our board of directors has approved a specific course of action, our board of directors deems disclosure of significant developments is appropriate, or we are legally required to do so.

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

Employees

As of December 31, 2010, we had 50 total employees (49 full-time employees and one part time employee). We consider our employee relations to be good. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.  On March 14, 2011, we began reducing the size of our workforce as a result of liquidity issues.  Following completion of this reduction in the size of the workforce, our workforce is expected to be reduced to approximately 15 employees.

General Company Information

WorldGate Communications, Inc. was incorporated in Delaware in 1996 to succeed to the business of our predecessor, WorldGate Communications, L.L.C., which commenced operations in March 1995. Our common stock is quoted on the OTCQB (formerly Pink Sheets) under the symbol “WGAT.PK.”  Our executive offices are located at 3800 Horizon Blvd., Suite 103, Trevose, PA 19053.

Available Information

We maintain a website with the address www.wgate.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission. You can also read and copy any materials we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1.800.SEC.0330. In addition, the Securities and Exchange Commission maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission, including WorldGate.

Executive Officers of the Registrant

Our current executive officers are:

Name	Age	Position
Christopher V. Vitale	34	Chief Administrative Officer, Senior Vice President, Legal and Regulatory, General Counsel and Secretary
Allan Van Buhler	48	Senior Vice President of Sales, Marketing and Business Development

Christopher V. Vitale joined WorldGate in April 2009 as our General Counsel and Secretary, was named Senior Vice President, Legal and Regulatory, General Counsel and Secretary in June 2009, and was appointed Chief Administrative Officer in March 2011. From April 2006 through April 2009, Mr. Vitale worked as an attorney in the Philadelphia office of the national law firm of Morgan, Lewis & Bockius LLP. From January 2005 through April 2006, Mr. Vitale was corporate counsel at Avaya Inc., and prior to Avaya began his practice in the New York office of Sullivan & Cromwell LLP.

Allan Van Buhler joined WorldGate in April 2009 as our Senior Vice President of Sales, Marketing and Business Development responsible for driving WorldGate’s expansion in both new and existing markets. From March 2003 through April 2009, Mr. Van Buhler served as ACN’s Chief Marketing Officer. Prior to joining ACN, Mr. Van Buhler held various executive management positions in Consumer and Business Market Management, Product Management, Product Development, Marketing, Finance and Network Operations, including as Vice President and General Manager of Voice Services at Global Crossing. Mr. Van Buhler is an equity holder in WGI.

Effective as of March 11, 2011, George E. Daddis, Jr. tendered his resignation as our Chief Executive Officer and President.  Effective as of March 13, 2011, James G. Dole tendered his resignation as our Chief Financial Officer, Treasurer and Senior Vice President, Finance.  Effective as of March 29, 2011, Joseph Calarco was appointed Controller and Vice President, Finance of the Company, and will perform the functions of principal financial officer and principal accounting officer of the Company

The executive officers are elected or appointed by our board of directors to serve until the election or appointment of their successors or their earlier death, resignation or removal. They may also hold positions in subsidiaries of the Company.

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

Our limited cash from operations, inability to borrow under our credit agreement, and expectation of decreased future product orders raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2010, we had cash and cash equivalents of approximately $878.  Due to our inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under the Revolving Loan and Security Agreement and the reduction of video phone orders in the near term by ACN DPS, we do not believe our current cash and cash equivalents will satisfy our projected cash requirements in the near term and through December 31, 2011 and there exists substantial doubt about our ability to continue as a going concern.  As a result, our auditors have included a going concern modification in their audit report on our financial statements at December 31, 2010 and for the fiscal year then ended, and we have disclosed this going concern uncertainty and management’s plans to deal with this uncertainty in the footnotes to our consolidated financial statements.  We are in the process of reducing our operating costs and other expenditures, including reductions of personnel and capital expenditures.

In view of our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we intend to explore all strategic alternatives available to us, including, but not limited to, a sale or merger of the Company or certain of our assets, recapitalization, partnership, debt or equity financing, financial reorganization, liquidation and/or ceasing operations.  We may determine that it is in our best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code.  Seeking relief under the U.S. Bankruptcy Code, even if we are able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between us and our existing and potential customers, employees, and others. Further, if we were unable to implement a successful plan of reorganization, we might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.

Our board of directors has established a special committee of directors that are independent and disinterested from WGI and ACN to guide us through the evaluation of strategic alternatives.  There can be no assurance that exploration of strategic alternatives will result in us pursuing any particular transaction or, if we pursue any such transaction, that it will be completed. We do not expect to make further public comment regarding our consideration of strategic alternatives until our board of directors has approved a specific course of action, our board of directors deems disclosure of significant developments is appropriate, or we are legally required to do so.

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

Our CEO and CFO have resigned, we have engaged in a reduction in our workforce and we need to retain our remaining key personnel to support our products and ongoing operations.

Effective as of March 11, 2011, George E. Daddis, Jr. tendered his resignation as our Chief Executive Officer and President.  Effective as of March 13, 2011, James G. Dole tendered his resignation as our Chief Financial Officer, Treasurer and Senior Vice President, Finance.  On March 14, 2011, we began reducing the size of our workforce as a result of liquidity issues.  Following completion of this reduction in the size of our workforce, our workforce is expected to be reduced to approximately 15 employees. The development and marketing of our equipment will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other key employees, including our key engineering personnel who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees are bound by employment agreements for any specific term.  The loss of the services of any of our other officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our products and services which could have a material adverse effect on our business, financial condition or results of operations. We currently do not maintain key person life insurance policies on any of our employees.

The discontinuance of our digital voice and video communication services to customers may negatively impact our ability to sell video communications equipment.

In connection with our cost reduction measures in March 2011, we discontinued offering our digital voice and video phone services to customers and we are in the process of terminating this aspect of our services business and related supporting services infrastructure.  The discontinuation of our digital voice and video phone services to customers could have a material adverse effect on the relationships between us and our existing and potential customers, end users and others and could adversely affect our future prospects of selling video communications equipment.  The lack of a digital voice and video phone services offering will make it more difficult for us to demonstrate market acceptability of our video communications equipment and could negatively impact our ability to make sales in our Equipment segment to telecommunications service providers.

Operational Risks

The growth of our Company is dependent on the growth and public acceptance of our video communications equipment.

Our future success depends on our ability to significantly increase revenues generated from our video communications equipment. In turn, the success of these products depends upon, among other things, future demand for VoIP and video telephony systems and services. Because the use of our products requires that the user be a subscriber to an existing broadband Internet service, usually provided through a cable, digital subscriber line, fiber or a wireless network, slow or limited adoption and availability of broadband services could adversely affect the growth in our sales of video phones. Although the number of broadband subscribers worldwide has grown significantly over the last five years, VoIP and video telephony has not yet been adopted by a majority of residential and enterprise customers. To increase the deployment of broadband Internet services from broadband Internet service providers, telephone companies and cable companies must continue to invest in the deployment of high speed broadband networks to residential and business customers, over which we have no control. In addition, VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be consistently provided. VoIP and video telephony equipment and services must achieve a similar level of reliability that users of the PSTN have come to expect from their telephone service, and the cost and feature benefits of VoIP and video telephony must be sufficient to cause customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur, our business may be affected adversely.

The extent and timing of revenues from our products is not certain.

The extent and timing of revenues for our video phone equipment depends on several factors, including the rate of market acceptance of our equipment, the degree of competition from similar products, and our ability to access funding necessary to provide the ability to distribute equipment. We cannot predict to what extent our video phone equipment will produce significant revenues, or when, or if, we will reach profitability.

Our sales cycles can be lengthy and unpredictable, which makes it difficult to forecast the amount of our sales and operating expenses in any particular period.

The sales cycle for our equipment typically ranges from six to twelve months, or longer. As a result, we may have limited ability to forecast whether or in which period a sale will occur. The success of our product sales process is subject to many factors, some of which we have little or no control over, including:

•	the timing of customers’ budget cycles and approval processes;

•	a technical evaluation or trial by potential customers;

•	our ability to introduce new products, features or functionality in a manner that suits the needs of a particular customer;

•	the announcement or introduction of competing products; and

•	the strength of existing relationships between our competitors and potential customers.

We may expend substantial time, effort and money educating our current and prospective customers as to the value of, and benefits delivered by, our products, and ultimately fail to produce a sale. If we are unsuccessful in closing sales after expending significant resources, our operating results will be adversely affected. Furthermore, if sales forecasted for a particular period do not occur in such period, our operating results for that period could be substantially lower than anticipated and could adversely impact our business performance and results of operations.

We depend on Kentec, our contract manufacturer, to manufacture substantially all of our video phone products, and any delay or interruption in manufacturing by Kentec or shortage or lack of availability of components would result in delayed or reduced shipments to our customers and may harm our business.

We do not have long-term purchase agreements with Kentec and we depend on Kentec to manufacture our video phone products. There can be no assurance that Kentec will be able or willing to reliably manufacture our video phone products, in volumes, on a cost-effective basis or in a timely manner. If we cannot compete effectively for the business of Kentec, or if Kentec experiences financial or other difficulties in their business, our revenue and our business could be adversely affected. In particular, if Kentec becomes subject to bankruptcy proceedings, we may not be able to obtain any of our products held by Kentec.

Due to our recent liquidity issues, we are currently in negotiations with Kentec regarding the settlement of outstanding payables for previously shipped video phones and the release for shipment of video phones that have been manufactured based on committed purchase orders between us and ACN DPS.  In addition, Kentec may cease manufacturing our video phone products or may demand less favorable payment terms if it remains concerned about our ability to meet our obligations under the Manufacturing Agreement.  The failure to negotiate a settlement of our outstanding payables to Kentec and Kentec deciding not to manufacture additional video phones or demanding less favorable payment terms could materially and adversely affect our operating results and our business.

Our failure to meet our obligations under the Master Purchase Agreement with ACN DPS may result in termination of the agreement and require the return of prepaid amounts.

Kentec is currently not permitting the release for shipment of video phones that have been manufactured based on committed purchase orders between us and ACN DPS.  If we are not able to deliver the video phones to ACN DPS pursuant to outstanding committed purchase orders, ACN DPS may consider us in breach of our Master Purchase Agreement, may terminate the Master Purchase Agreement (including the 300,000 video phone purchase commitment) and may demand repayment of 50% of the purchase price for such phones that had been previously paid by ACN DPS to us.  If any of these events occur, it would have a material and adverse affect on our operating results and our business.

Our products incorporate some sole source or limited source components and the inability of these sole source and limited source suppliers to provide adequate supplies of these components may prevent us from selling our products for a significant period of time or limit our ability to deliver sufficient amounts of our products.

We rely on sole or limited numbers of suppliers for certain components utilized in the assembly of our equipment. For example, we source semiconductors that are essential to the operation of our phones from a single supplier, and we have not identified or qualified any alternative suppliers for these components. We do not have supply agreements with our sole source suppliers, and the components for our products are typically procured by our contract manufacturer. As a result, most of these third party vendors are not obligated to provide components for us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. If we lose access to these components we may not be able to sell our products for a significant period of time, and we could incur significant costs to redesign our products or to qualify alternative suppliers. This reliance on a sole source or limited number of suppliers involves several additional risks, including supplier capacity constraints, price increases, purchasing lead times, timely delivery and component quality. Additionally, some of our products may require specialized or high-performance component parts that may not be available in quantities or in time frames that meet our requirements.

This reliance is exacerbated by the fact that we maintain a relatively small amount of inventory and our contract manufacturer typically acquires components only as needed. As a result, our ability to respond to large customer orders efficiently may be constrained by the then-current availability or the terms and pricing of these components. Disruption or termination of the supply of these components could delay shipments of our equipment and could materially and adversely affect our relationships with current and prospective customers. In addition, any increase in the price of these components could reduce our gross margin and adversely impact our profitability. We may not be able to obtain a sufficient quantity of these components to meet the demands of customers in a timely manner or that prices of these components may increase. In addition, problems with respect to yield and quality of these components and timeliness of deliveries could occur. These delays could also materially and adversely affect our operating results.

Because our products use components or materials that may be subject to price fluctuations, shortages, interruptions of supply, or discontinuation, we may be unable to ship our products in a timely fashion, which would adversely affect our revenues, harm our reputation and negatively impact our results of operations.

We have in the past and may in the future occasionally experience shortages or interruptions in supply for certain components, including components that have been or will be discontinued, which can cause us to delay shipments beyond targeted or announced dates. For example, as a result of the recent earthquake and tsunamis in Japan, we may experience shortages of supply for components that we source from companies located in Japan. To help address these issues, we may decide to purchase quantities of these items that are in excess of our estimated requirements. As a result, we could be forced to increase our excess and obsolete inventory reserves to provide for these excess quantities, which could harm our operating results. In addition, if a component goes out of production, we may be required to requalify substitute components, or even redesign our products to incorporate an alternative component.  If we experience any shortage of components of acceptable quality, or any interruption in the supply of these components, or if we are not able to procure them from alternate sources at acceptable prices and within a reasonable period of time, our revenues, gross profits or both could decrease.

Flaws in our equipment, technology and systems could damage our reputation, cause us to lose customers and limit our growth.

Our equipment has in the past contained, and may in the future contain, undetected errors or defects. Some errors in our equipment may only be discovered after equipment has been installed and used by customers. Any errors or defects discovered in our equipment after commercial release could result in loss of revenue, loss of customers and increased service and warranty costs, any of which could adversely affect our business. In addition, we could face claims for product liability, tort or breach of warranty. Our agreements with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely affected.

We may not be able to meet our product development objectives or market expectations.

Our video phone products are complex and use “state of the art” technology. Accordingly, our development efforts are inherently difficult to manage and keep on schedule and there can be no assurance that we will be able to meet our development objectives or market expectations. In addition to development delays, we may experience substantial cost overruns in completing development of our product. The technological feasibility for some aspects of the products that we envision is not completely established. We may be unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing customer requirements. In addition, we must commit significant resources to developing new products and features before knowing whether our investments will result in products that are accepted by the market. The success of new products depends on many factors, including the ability of our products to compete with the products and solutions offered by our competitors; the cost of our products; the reliability of our products; the timeliness of the introduction and delivery of our products; and the market acceptance of our products.

Further, there can be no assurance that a competitor will not introduce a similar product. The introduction by a competitor of either a similar product or a superior alternative to our product, may diminish our technological advantage, render our product and technologies partially or wholly obsolete, or require substantial re-engineering of our product in order to become commercially acceptable. Our failure to maintain our product development schedules, avoid cost overruns and undetected errors or introduce a product that is superior to competing products would have a materially adverse effect on our business, financial condition and results of operations. Product introductions by us in future periods may also reduce demand for, or cause price declines with respect to, our existing products. As new or enhanced products are introduced, we must successfully manage the transition from older products, avoid excessive levels of older product inventories and ensure that sufficient supplies of new products can be delivered to meet customer demand. Our failure to do so could adversely affect our revenue, gross margins and other operating results.

Competition is intense and our inability to compete effectively in any of these markets could negatively affect our results of operations.

We face significant competition in the video communications solutions industry, including from manufacturers of business video phones, video conferencing systems, web-cam products and mobile products. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to increase our spending on marketing or in increased downward pressure on our product prices, and we may not be able to effectively compete against these companies due to their size.

In addition, with the increasing market acceptance of video communications solutions, other established or new companies may develop or market products competitive with our video products, including companies with greater financial and other resources, greater brand recognition or greater access to top-level executives than we have, or may partner with companies which have more substantial resources and production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products and to bring their products to market or respond to changing technologies more rapidly than we can, or that may be more adept in responding to rapidly changing market conditions or changing technologies than we are. These factors could negatively impact our revenues as customers assess such new technologies or wait to make purchases until sales prices for such next generation products fall. Conversely, new product adoption may grow at such rates that we are unable to keep up with increasing demand due to our size, resources, need to establish new partnerships, or other factors. Also, strategic partnerships and acquisitions are regularly being formed and announced by our competitors, which may increase competition and result in increased downward pressure on our product prices.

Current economic conditions may adversely affect our industry, business and results of operations.

The United States economy is currently undergoing a period of slowdown and very high volatility and the future economic environment may continue to be less favorable than that of recent years. The spending patterns of residential and enterprise customers may be affected by prevailing economic conditions. If the weakening economy continues to deteriorate, the growth of our business and results of operations may be more impacted. Economic conditions may cause more households to rely solely on a mobile phone for home telecommunications and eliminate landline connections. In addition, reduced customer spending may drive us and our competitors to offer certain products at promotional prices, which could have a material adverse effect on our business, financial condition or results of operations.

The success of our business partly relies on customers’ continued and unimpeded access to broadband service. Providers of broadband services may be able to block our products or charge their customers more for also using our products or services, which could adversely affect our revenue and growth.

Our customers must have broadband access to the Internet in order to use our video phones. Some providers of broadband access may take measures that affect their customers’ ability to use our equipment, such as degrading the quality of the data packets transmitted over their lines, giving those packets low priority, giving other packets higher priority than those originating and transmitted by our video phones, blocking packets entirely or attempting to charge their customers more for also using our equipment.

It is not clear whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our products without interference. Providers of broadband services are subject to relatively light regulation by the FCC. Consequently, federal and state regulators might not prohibit broadband providers from limiting their customers’ access to using video phones or otherwise discriminating against video phone providers. Interference with our products or services or higher charges for also using our products could cause us to lose existing customers, impair our ability to attract new customers and could have a material adverse effect on our business, financial condition or results of operations. These problems could also arise in international markets.

Because much of our potential success and value lies in our use of internally developed systems and software, if we fail to protect them, it could negatively affect us.

Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally. While we have issued patents and pending patent applications, we cannot patent much of the technology that is important to our business. To date, we have relied on copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality or license agreements with our employees, consultants, customers and vendors in an effort to control access to and distribution of technology, software, documentation and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could have a material adverse effect on our business, financial condition or results of operations.

We may be unable to protect, or enforce our intellectual property rights in, our source code adequately.

Protection of our source code is very important to us. We protect our source code as a trade secret and as a copyrighted work. We distribute our products in object code, which is a form of computer software that is executed by computers and does not reveal the structure or logic of the programming performed by humans. Our agreements with our customers prohibit reverse engineering of the object code to get access to the source code. Nevertheless, a third party might try to reverse engineer or otherwise obtain and use our source code without our permission. The steps taken by us to protect our source code may not be adequate to prevent misappropriation. In addition, the laws of some countries in which we sell our product may not protect software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could have a material adverse effect on our business, financial condition and results of operations.

We may be required to freely provide source code for our products to the extent that such code is a derivative work of open source code that is included in our product for ancillary capabilities.

Some of our software includes open source code for ancillary capabilities. While we believe that there is no obligation to make available or redistribute other components of our software as a result of the inclusion of such open source code, in the event that our software includes open source code which does in fact introduce such obligations, we may be required to freely provide source code for our products to the extent that such code is a derivative work of the open source code for others to use, modify and redistribute according to the open source code license. The terms of many open source licenses have not been interpreted by U.S. and other courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. If we were found to have violated an open source license, the copyright holder for the corresponding open source software may be able to obtain injunctive relief and/or monetary damages against us or we could be required to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition. In addition, open source licenses generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Thus, we may have little or no recourse if we become subject to infringement claims relating to the open source software that we might use or if such open source software is defective in any manner.

Technology that we license from third parties may not provide us with the benefits we expect and loss of the ability to license certain technologies may result in delays in product development and sales.

We rely upon certain technology, including hardware and software, licensed from third parties. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology which we may seek to license in the future will be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain, existing licenses could result in shipment delays or reductions until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated. These licenses are on standard commercial terms made generally available by the companies providing the licenses.

The telecommunications equipment industry is rapidly changing, and if we are not able to adjust our strategy and resources effectively in the future to meet changing market conditions, we may not be able to compete effectively.

The telecommunications equipment industry is changing rapidly due to consolidation, technological improvements and the availability of alternative services such as wireless, broadband, DSL, Internet and VOIP. If we do not adjust to meet changing market conditions, including if we do not have adequate resources to do so, we may not be able to compete effectively. The telecommunications equipment industry is marked by the introduction of new product offerings. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, products that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive products or obtain new technologies on a timely basis or on satisfactory terms, our business, financial condition or results of operations may be materially and adversely affected.

We may not be able to manage our inventory levels effectively, which may lead to inventory obsolescence that would force us to incur inventory write-downs.

We generate forecasts of future demand for our products several months prior to the scheduled delivery to our prospective customers and typically prior to receiving a purchase order from our customers. We therefore make significant investments before our resellers or customers place orders to purchase our products and before we know if corresponding shipment forecasts will be changed. Our resellers and customers are not contractually bound by the forecasts they provide us until they sign a purchase order, and the orders we ultimately receive often differ from original forecasts. Our video phone products have lead times of up to several months and are built to forecasts that are necessarily imprecise. Because of our practice of building our products to necessarily imprecise forecasts, it is likely that from time to time we will have either excess or insufficient inventory. In addition, because we rely on third party vendors for the supply of components and contract manufacturers to assemble our products, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates that are not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. Our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our products could result in legal action from our customers, loss of customers or harm to our ability to attract new customers. Any of these factors could have a material adverse effect on our business, financial condition or operating results.

If enterprise users experience inadequate performance with their wide area networks, our product performance could be adversely affected.

Our products depend on the reliable performance of the wide area networks of enterprise users. If enterprise users experience inadequate performance with their wide area networks, whether due to outages, component failures, or otherwise, our product performance would be adversely affected. As a result, when these types of problems occur with these networks, enterprise users may not be able to immediately identify the source of the problem, and may conclude that the problem is related to our products. This could harm our relationships with enterprise users and make it more difficult to attract new enterprise users, which could harm our business.

We may make strategic acquisitions in the future. We may not be successful in operating or integrating these acquisitions.

As part of our business strategy, we may consider acquisitions of, or significant investments in, other businesses that offer products, services and technologies complementary to ours. Any such acquisition or investment could materially adversely affect our operating results. Acquisitions and other strategic investments involve significant risks and uncertainties, including:

•	unanticipated costs and liabilities;

•	difficulties in integrating new products, software, businesses, operations and technology infrastructure in an efficient and effective manner;

•	difficulties in maintaining customer relations;

•	the potential loss of key employees of the acquired businesses;

•	the diversion of the attention of our senior management from the operation of our daily business;

•	the potential adverse effect on our cash position as a result of all or a portion of an acquisition purchase price being paid in cash;

•	the potential significant increase of our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•	the potential issuance of securities that would dilute our shareholders’ percentage ownership;

•	the potential to incur large and immediate write-offs and restructuring and other related expenses; and

•	the inability to maintain uniform standards, controls, policies and procedures.

Our inability to successfully operate and integrate newly acquired businesses appropriately, effectively and in a timely manner could have a material adverse effect on our ability to take advantage of future growth opportunities and other advances in technology, as well as on our revenues, gross margins and expenses.

We identified a material weakness in our internal control over financial reporting which was remediated as of September 30, 2009 and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We reported a material weakness in our internal controls relating to the lack of internal GAAP expertise to assist with the accounting and reporting of complex financial transactions, which was remediated as of September 30, 2009.

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

Given the rapid technological change in our industry and our continual development of new products and services, we may be subject to intellectual property infringement claims in the future. Third parties may assert that the technologies we use infringe their intellectual property rights. We may be unaware of filed patent applications and issued patents that could include claims covering our equipment and services.

Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our equipment and services and could cause us to pay substantial royalties, licensing fees or damages. The defense of any lawsuit could divert management’s efforts and attention from the ordinary business operations and result in time-consuming and expensive litigation, regardless of the merits of such claims. If we are forced to defend against any third-party infringement claims, we could face expensive and time-consuming litigation and be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any conduct or technologies that are found to be infringing. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required, or deem it advisable, to develop non-infringing technology, which could be costly and time-consuming, or enter into costly royalty or licensing agreements.

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

•
lead to an event of default under the terms of our Revolving Loan and Security Agreement with WGI, which could permit WGI to declare due and payable immediately all amounts due under the Revolving Loan and Security Agreement, including principal and accrued interest and take action to foreclose upon the collateral securing the indebtedness;

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

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries. We also face increasing complexity in our product design and procurement operations as we adjust to requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (“EU RoHS”)). The European Union has also finalized the Waste Electrical and Electronic Equipment Directive (“WEEE”), which makes producers of electrical goods financially responsible for specified collection, labeling, recycling, treatment and disposal of past and future covered products. Other countries, such as the United States, China and Japan, have enacted or may enact laws or regulations similar to the EU RoHS or WEEE. These and other environmental regulations may require us to reengineer certain of our existing products and develop new strategies for the design of new products to utilize components which are more environmentally compatible. Such reengineering and component substitution may result in delays in product design and manufacture and could cause us to incur additional costs. We cannot assure you that the costs to comply with these laws, or with current and future environmental and worker health and safety laws will not have a material adverse effect on our results of operation, expenses and financial condition.

We may be subject to liabilities for past telecom taxes, sales taxes, surcharges and fees.

During fiscal year 2010, we collected telecom taxes, sales taxes, surcharges and fees from our service customers. The amounts collected from our customers are remitted to the proper authorities. While we believe we have collected and remitted appropriately, it is possible that claims for back taxes may be asserted against us, which could adversely affect our business financial condition or operating results. One or more taxing authorities may seek to impose sales, use or other tax collection obligations on us. A successful assertion by one or more taxing authorities that we should have collected sales, use or other taxes on the sale of our services could result in substantial tax liabilities for past sales and could adversely affect our business.

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

Our ability to offer our equipment outside the United States is subject to the local regulatory environment.

The regulations and laws applicable to our equipment outside the United States are various and often complicated and uncertain. The failure by us, our customers or our resellers to comply with applicable laws and regulations could adversely affect our business. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate or that we will be able to market our products in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks.

Financing and Capital Risks

We have incurred yearly losses since our inception, and we expect to continue to incur losses in the future.

We have incurred losses since our inception, and we expect to continue to incur losses in the future. For the period from our inception through December 31, 2010, our accumulated deficit was approximately $288,467. For the year ended December 31, 2010, our net loss was $12,722. Our net losses were driven primarily by minimal sales volume and substantial product development costs. We ultimately may not be successful in achieving profitability at any point in the future.

Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

Sales of a substantial number of shares of common stock or warrants, or the perception that sales could occur, could adversely affect the market price of our common stock. As of December 31, 2010, there were outstanding options to purchase up to 6,691,486 shares of our common stock that were currently exercisable, and additional outstanding options to purchase up to 16,007,940 shares of common stock that were exercisable over the next several years. As of December 31, 2010, there were outstanding warrants to purchase up to 46,261,030 shares of our common stock that were currently exercisable, and additional outstanding warrants to purchase up to 134,831,434 shares of common stock that were exercisable over the next several years. As of December 31, 2010, the weighted average exercise price of issued and outstanding options is $0.40 and the weighted average exercise price of warrants is $0.05. The holders of these options and warrants have an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interests of the other. The existence of these options may depress our stock price and may adversely affect the terms on which we may be able to obtain any additional future financing.

Our common stockholders may suffer dilution in the future upon exercise of the Anti-Dilution Warrant, the WGI Warrants and the ACN 2009 and 2010 Warrants.

In connection with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement with WGI, we issued the Anti-Dilution Warrant to WGI, which, as of December 31, 2010, entitles WGI to purchase up to 125,872,566 shares of our common stock at an exercise price of $0.01 per share to the extent we issue any capital stock upon the exercise or conversion of any Existing Contingent Equity, Future Contingent Equity, or the ACN 2009 Warrant. In connection with amending the Revolving Loan and Security Agreement in March 2010, we granted WGI a fully vested warrant to purchase up to 6,000,000 shares of our common stock at an exercise price of $0.574 per share. In connection with amending the Revolving Loan and Security Agreement in August 2010, we granted WGI a fully vested warrant to purchase up to 8,000,000 shares of our common stock at an exercise price of $0.432 per share.

In April 2009, we granted ACN DPS a warrant to purchase up to approximately 38,219,897 shares of our common stock at an exercise price of $0.0425 per share. In March 2010, we granted to ACN DPS a warrant to purchase up to 3,000,000 shares of our common stock at an exercise price of $0.0425 per share. The warrants granted to ACN DPS will vest incrementally based on ACN DPS’s purchases of video phones under the Master Purchase Agreement.

If the warrants held by WGI or ACN DPS are exercised, our stockholders may experience significant and immediate dilution.

WGI, as our majority stockholder, has the ability to exert a controlling influence over us.

As of December 31, 2010, WGI owned a majority of our outstanding common stock. As a result, WGI is able to exert a controlling influence over all matters presented to our stockholders for approval, including composition of our board of directors and, through it, our direction and policies, including the appointment and removal of our officers; potential mergers, acquisitions, sales of assets and other significant corporate transactions; future issuances of capital stock or other securities by us; incurrence of debt by us; amendments, waivers and modifications to any agreements between us and WGI; payment of dividends on our capital stock; and approval of our business plans and general business development.

In addition, this concentration of ownership may discourage, delay or prevent a change in control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company or result in strategic decisions that could negatively impact the value and liquidity of our outstanding stock. WGI also has sufficient voting power to amend our organizational documents. Furthermore, conflicts of interest could arise in the future between us and WGI concerning, among other things, potential competitive business activities or business opportunities. WGI is not restricted from competitive activities or investments. We cannot provide assurance that the interests of WGI will coincide with the interests of other holders of our common stock. Also, four of our seven directors are affiliated with WGI. As a result, the ability of any of our other stockholders to influence the management of our Company is limited, which could have could have a material adverse effect on the market price of our stock.

The ownership of WGI includes owners of ACN, and we have engaged, and may in the future further engage, in commercial transactions with ACN and its affiliated entities.

WGI is a private investment fund whose ownership includes owners of ACN. Several of the members of our board of directors currently serve as officers and/or directors of ACN. Because ACN is a direct seller of telecommunications services, we may seek to engage in commercial transactions to provide products to ACN and its subsidiaries in the future, as demonstrated by the Master Purchase Agreement for 300,000 video phones. Although we expect that the terms of any such transactions will be established based upon negotiations between employees of ACN and us and, when appropriate, subject to the approval of the Audit Committee or another independent committee of our board of directors, there can be no assurance the terms of any such transactions will be as favorable to us as might otherwise be obtained in arm’s length negotiations.

We will be required under applicable accounting guidelines to report significant reductions in the revenue we recognize from sales of our products to ACN and its subsidiaries.

Current accounting principles require that revenue generated as result of the sale of the 300,000 video phones pursuant to the Master Purchase Agreement with ACN DPS be reduced to reflect the extent that the ACN Warrants are determined to be consideration given by a vendor to a customer for which an otherwise identifiable benefit has not been received. Applicable accounting guidance requires that the fair value of the ACN Warrants be recorded as a reduction of revenue to the extent of probable cumulative revenue recorded from ACN DPS. As a result, investors may not see the revenue expected from our business and this could have a material adverse effect on our stock price.

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

Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially. The trading price of our common stock has been, and is likely to continue to be, volatile. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include judgments in litigation, changes in our earnings or variations in operating results, any shortfall in revenue or increase in losses from levels expected by securities analysts, changes in regulatory policies or tax law, operating performance of companies comparable to us; and general economic trends and other external factors. If any of these factors causes the price of our common stock to fall, investors may not be able to sell their shares of our common stock at or above their respective purchase prices.

As a “thinly-traded” stock, large sales can place downward pressure on our stock price.

Our stock experiences periods when it could be considered “thinly traded.” Financing transactions resulting in a large number of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place further downward pressure on the trading price of our stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

Our common stock is quoted on the OTCQB, which may increase the volatility of our stock and make it harder to sell shares of our common stock.

In October 2007, our common stock was delisted from the NASDAQ Capital Market and commenced being quoted on the OTC Bulletin Board.  In February 2011, quotations for our common stock were removed from the OTC Bulletin Board and transferred to the OTCQB (formerly Pink Sheets) in connection with the migration of quotations by certain market makers to that market.  Trading in our common stock is now conducted on the OTCQB, which tends to be a highly illiquid market. There is a greater chance of market volatility for securities that trade on the OTCQB (as opposed to a national exchange), as a result of which stockholders may experience wide fluctuations in the market price of our securities. Thus, stockholders may be required to either sell our securities at a market price which is lower than their purchase price or to hold our securities for a longer period of time than they planned. Further, for companies whose securities are traded in the OTCQB , it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

Our stock is deemed to be penny stock.

Our stock is currently traded on the OTCQB and is subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to companies not listed on a national exchange whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000 ($2,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Penny stocks sold in violation of the applicable rules may entitle the buyer of the stock to rescind the sale and receive a full refund from the broker.

Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities.

Our board of directors’ right to authorize additional shares of preferred stock could adversely impact the rights of holders of our common stock.

Our board of directors currently has the right to designate and authorize the issuance of one or more series of our preferred stock with such voting, dividend and other rights as our directors may determine. The board of directors can designate new series of preferred stock without the approval of the holders of our common stock. The rights of holders of our common stock may be adversely affected by the rights of any holders of shares of preferred stock that may be issued in the future, including, without limitation, dilution of the equity ownership percentage of holders of our common stock and their voting power if we issue preferred stock with voting rights. Additionally, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

We may be unable to fully realize the benefits of our net operating loss (“NOL”) carryforwards.

Our ability to utilize our net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior, current or future changes in ownership and tax law as defined under Section 382 of the Internal Revenue Code (“Section 382”). It is more likely than not that we experienced the following changes of control resulting in the limitations in net operating loss carryforwards:  (1) during October 2008, as a result of the aggregation of shares related to the conversion of the convertible debenture into shares of our common stock by the convertible debenture holder and (2) during April 2009, as a result of the private placement pursuant to which WGI acquired shares of our common stock representing 63% of our outstanding common stock.

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

ITEM 2. PROPERTIES

We lease approximately 19,000 square feet of office space at 3800 Horizon Boulevard, Trevose, Pennsylvania for engineering, corporate and administrative activities.  In addition, we lease approximately 4,000 square feet of office space at 15 Schoen Place, Pittsford, New York for operations and administrative activities.  We have entered into an agreement with the landlord to terminate the lease at 15 Schoen Place, Pittsford, New York effective as of March 31, 2011.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.01 per share, is quoted on the OTCQB (formerly Pink Sheets) under the symbol “WGAT.PK.”  During 2009 and 2010, our common stock was quoted on the OTC Bulletin Board.  The following table shows the high and low intra-day sale prices as reported by the OTC Bulletin Board for each quarter of 2009 and 2010. The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

	High	Low
Year Ended December 31, 2009
First Quarter	$$0.49	$0.20
Second Quarter	0.35	0.20
Third Quarter	1.55	0.29
Fourth Quarter	1.04	0.61
Year Ended December 31, 2010
First Quarter	$0.75	$0.45
Second Quarter	0.62	0.29
Third Quarter	0.58	0.32
Fourth Quarter	0.41	0.20

On April 1, 2011, the closing price of our common stock was $0.05.  As of April 1, 2011, we had 334 holders of record of our common stock.  We have never paid or declared any cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future.  We currently expect to retain future earnings, if any, to finance the growth and development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent on our results of operations, financial condition, contractual restrictions and other factors that our board of directors considers relevant.

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

General

We design and develop innovative digital video phones featuring high quality, real-time, two-way video. The unique combination of functional design, advanced technology and use of IP broadband networks provides true-to-life video communication.

During fiscal year 2010, we had two reportable business segments: Services and Equipment. The Services segment was aimed at the marketing and distribution of products and related recurring services to end users. The Equipment segment is focused on selling digital video phones directly to telecommunications service providers who already have a digital voice and video management and network infrastructure.  In connection with our cost reduction measures in March 2011, we discontinued offering digital voice and video communication services to customers.

Recent Developments and Going Concern Uncertainty

Our financial statements have been prepared on a “going concern” basis, which contemplates realization of assets and liquidation of liabilities in the normal course of business.

ACN Video Phone Purchases.  On March 8, 2011, ACN DPS informed us that, although it intends to abide by its obligations under the Master Purchase Agreement, as amended, ACN DPS expected to revise its purchase forecast downward for video phones.  On March 22, 2011, we received a significantly reduced ordering forecast from ACN DPS for the remainder of 2011, based in part on a significant build up in inventory of unsold video phones held by ACN DPS.  The Master Purchase Agreement requires ACN DPS to purchase 300,000 video phones over a two year period (i.e. through August 2012), but does not specify the timing of such purchases during the two year commitment period.  Accordingly, we expect that revenues from sales to ACN DPS in fiscal year 2011 will be significantly lower than in fiscal year 2010, which we expect will have a material impact on our ability to generate cash from product sales.

Advances Under the Revolving Loan.  Each loan advance under the Revolving Loan and Security Agreement requires the satisfaction of certain conditions, including a condition that there shall not have occurred, in WGI’s sole discretion, any material adverse change in our business, operations or condition (financial or otherwise) or a material impairment in the prospect of repayment of any portion of our obligations under the Revolving Loan and Security Agreement.  On March 8, 2011, following our request for funds from the Revolving Loan and Security Agreement pursuant to a notice of borrowing, WGI informed us that it believes we have not satisfied the condition relating to the absence of a material adverse change or material impairment in the prospect of repayment of our obligations under the Revolving Loan and Security Agreement and, therefore, no loan advance under the Revolving Loan and Security Agreement was to be made at that time.

On March 30, 2011, we entered into the Advance Agreement with WGI.  Pursuant to the Advance Agreement, WGI agreed to provide us up to $1,200 in funds under the Revolving Loan and Security Agreement to fund specific expenses pursuant to a proposed operating budget through June 24, 2011.  The Advance Agreement also provided that our obligation to make periodic interest payments on outstanding amounts under the Revolving Loan and Security Agreement is deferred until July 1, 2011, at which time (i) all accrued but unpaid interest is due and payable, and (ii) our obligation to make periodic interest payments under the Revolving Loan and Security Agreement resumes.  We acknowledged our failure to meet certain borrowing conditions under the Revolving Loan and Security Agreement and that WGI is not obligated to make further loan advances under the Revolving Loan and Security Agreement.  We also provided WGI and its related parties with a release of all claims relating to the Advance Agreement and the Revolving Loan and Security Agreement.

Due to our inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under the Revolving Loan and Security Agreement beyond an additional $1,200 of funds and the reduction of video phone orders in the near term by ACN DPS, we do not believe our current cash and cash equivalents will satisfy our projected cash requirements in the near term and through December 31, 2011 and there exists substantial doubt about our ability to continue as a going concern.  As a result, our auditors have included a going concern modification in their audit report on our financial statements at December 31, 2010 and for the fiscal year then ended, and we have disclosed this going concern uncertainty and management’s plans to deal with this uncertainty in the footnotes to our consolidated financial statements.  We are in the process of reducing our operating costs and other expenditures, including reductions of approximately two-thirds of our workforce, terminating office lease obligations in Pittsford, New York, substantial reductions in research and development activities and discontinuation of our digital voice and video communication services to customers.

We also believe that, based on currently projected cash inflows generated from operations, we may be unable to pay future scheduled interest and/or principal payments under the Revolving Loan and Security Agreement as these obligations become due.  If WGI is not willing to waive compliance or otherwise modify our obligations such that we are able to avoid defaulting on such obligations, WGI could accelerate the maturity of our debts due to it.  Further, because WGI has a lien on all of our assets to secure our obligations under the Revolving Loan and Security Agreement, WGI could take actions under the loan agreement and seek to sell our assets to satisfy our obligations thereunder. All of these actions would likely have an immediate material adverse effect on our business, financial condition or results of operations.

In view of our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we intend to explore all strategic alternatives available to us, including, but not limited to, a sale or merger of the Company or certain of our assets, recapitalization, partnership, debt or equity financing, financial reorganization, liquidation and/or ceasing operations.  We may determine that it is in our best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code.  Seeking relief under the U.S. Bankruptcy Code, even if we are able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between us and our existing and potential customers, employees, and others. Further, if we were unable to implement a successful plan of reorganization, we might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.

Our board of directors has established a special committee of directors that are independent and disinterested from WGI and ACN to guide us through the evaluation of strategic alternatives.  There can be no assurance that exploration of strategic alternatives will result in us pursuing any particular transaction or, if we pursue any such transaction, that it will be completed. We do not expect to make further public comment regarding our consideration of strategic alternatives until our board of directors has approved a specific course of action, our board of directors deems disclosure of significant developments is appropriate, or we are legally required to do so.

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

These factors raise substantial doubt about our ability to continue as a going concern, and our auditors have included a going concern modification in their audit report on our financial statements at December 31, 2010 and for the fiscal year then ended as a result of these uncertainties, and we have discussed this going concern uncertainty and management’s plans to deal with this uncertainty in the footnotes to our consolidated financial statements.

Management’s plans to deal with these matters are discussed above in “Item 1. Business-Recent Developments”, below in “Liquidity and Capital Resources” and in Notes 1 and 2 to our consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition, liquidity and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The following lists our current accounting policies involving significant management judgment and provides a brief description of these policies:

Revenue Recognition. Generally, revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectability is reasonably assured, and the delivery and acceptance of the equipment has occurred or services have been rendered. Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Due to the our limited commercial sales history, its ability to evaluate the collectability of customer accounts requires significant judgment. We continually evaluate accounts of its equipment and service customers for collectability at the date of sale and on an ongoing basis.

Revenue from equipment sales with standard payment terms is recognized upon the passage of title and the transfer of risk of loss. Under the Services segment, we entered into multiple-element arrangements, which includes a combination of equipment and services. In these transactions, we evaluate all of the deliverables to determine whether they represent separate units of accounting.  Once the separate units of accounting are determined, the arrangement consideration is allocated among the separate units based on relative fair value.  Specifically, the overall arrangement consideration is allocated to each unit based on the unit’s proportion of the fair value of all of the units in the arrangement.

Our revenue is net of any collections of state or municipal taxes, fees or surcharges on the charges to customers for the products and services that they purchase (such as sales and use, excise, utility user, and ad valorem taxes), and net of other applicable charges related to our VoIP offering (including 911, telecommunications relay services and universal service fund fees). If we are subject to the above taxes, fees and surcharges, to the extent permitted by law, we generally pass such charges through to its customers.

Customer Inducement. Applicable accounting guidance requires that revenue generated from sales to ACN DPS be reduced to reflect the extent that the fair value of the ACN Warrants are determined to be consideration given by a vendor to a customer for which an otherwise identifiable benefit has not been received. The fair value of the ACN Warrants are measured at fair value using the Black Scholes model. Inherent in this model are assumptions related to expected stock-price volatility, warrant term, risk-free interest rate and dividend yield. Certain of these assumptions require significant judgment, which makes them critical accounting estimates. We recorded a non-cash revenue discount of $2,598 during the year ended December 31, 2010 to reflect the fair value of the portion of the ACN Warrants earned as ACN DPS’s order volume of product exceeded the contract milestone of 50,000 units shipped. Additionally, we also accrued a non-cash revenue discount of $1,485 for units shipped but unearned through December 31, 2010 in excess of the 50,000 unit milestone. Revenue discounts are reflected as non-cash charges that are deducted from gross revenues.

In January 2011 and effective as of December 31, 2010, the vesting schedule of the ACN Warrants was amended to provide that the first 1/6 of the ACN Warrants would vest upon reaching 99,440 units shipped to ACN DPS and the remaining 5/6 of the ACN Warrants will vest upon reaching 200,560 units shipped to ACN DPS. As of December 31, 2010, we had shipped 99,440 units to ACN DPS.  The change to the vesting schedule did not have any impact on the calculation of the revenue discount as of December 31, 2010.  The calculation of future revenue discounts related to the ACN warrants will be based on the fair value of the warrants and will be variable until the remaining units are shipped.

Inventory. Our inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined on a first-in, first-out cost basis. A periodic review of inventory quantities on hand is performed in order to determine and record a provision for excess and obsolete inventories. Factors related to current inventories such as technological obsolescence and market conditions were considered in determining estimated net realizable values. To motivate trials and sales of its products, and to motivate customers to become a subscriber for our digital voice and video phone services, we have historically subsidized, and may in the future continue to subsidize, certain of its product sales to customers that result in sales of inventory below cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have an impact on the value of our inventory and its reported operating results.

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

Income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in earnings in the period that includes the enactment date. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting guidance requires these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Cumulative losses weigh heavily in the overall assessment of the need for a valuation allowance. We have a full valuation allowance against the net deferred tax assets as of December 31, 2010 and 2009 due to our lack of earnings history and the uncertainty as to the realizability of the asset. In the future, if sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we would be required to reduce our valuation allowance, resulting in a benefit from income tax in the consolidated statements of operations.

We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual. We do not have any reserves for uncertain tax positions as of December 31, 20010 and 2009, respectively. Our evaluation was performed for tax years ended 2007 through 2010, the only periods subject to examination.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the year’s ended December 31, 2010 and 2009, respectively. We do not expect our unrecognized tax benefit position to change during the next year. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Stock-Based Compensation. Stock compensation requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which include employee stock option plans, restricted stock grants, and employee stock purchase plans. We have elected to use straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting. Our stock option grants are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, which we recognize over the requisite service period.

To estimate the grant-date fair value of our stock options, we use the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, we use a U.S. Treasury bond due in a number of years equal to the option’s expected term. To estimate expected volatility, we analyze the historic volatility of our common stock. We recognize compensation cost for stock option grants on a straight-line basis over the requisite service period for the entire award from the date of grant through the period of the last separately vesting portion of the grant. We recognize compensation cost within the income statement in the same expense line as the cash compensation paid to the respective employees which is included in general and administrative expense in the accompanying consolidated statements of operations.

Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

Revenues.

	For the year ended December 31,
	2010	2009	Change from 2009 to 2010
			$	%
Services, gross	$384	$385	$(1)	1%
Equipment, gross	21,479	1,393	20,086	*
Total gross revenues	$21,863	$1,778	$20,085	*
Equipment, non-cash revenue discount	(4,083)	-	(4,083)	*
Total net revenues	$17,780	$1,778	$16,002	*
*Not meaningful.

Services revenues consist of shipments of products and related recurring services to end users.  For the year ended December 31, 2010 compared with the year ended December 31, 2009, the increase in revenues associated with our VoIP customers was largely offset by the decrease in revenues related to our legacy Ojo 900/1000 customers.  In connection with our cost reduction measures in March 2011, we discontinued offering digital voice and video communication services to customers.  Accordingly, we expect very limited revenue from services in subsequent periods.

Equipment revenues consist of digital video phones and engineering services sold directly to telecommunications service providers who already have a digital voice and video management and network infrastructure. For the year ended December 31, 2010 compared with the year ended December 31, 2009, the increase in Equipment revenues reflects approximately $19,914 in shipments of our Ojo Vision video phones to ACN DPS pursuant to our Master Purchase Agreement. In addition, we also recognized $1,200 in Equipment revenue for the year ended December 31, 2010 from software development funds provided by ACN DPS to us in April 2009. Sales to ACN DPS accounted for approximately 97% of our total net revenues for the year ended December 31, 2010. Two customers (one representing 47% and the other 31%) accounted for 78% of our total revenue for the year ended December 31, 2009.

Applicable accounting guidance requires that revenue generated from sales to ACN DPS be reduced to reflect the extent that the ACN 2009 Warrant and ACN 2010 Warrant are determined to be consideration given by a vendor to a customer for which an otherwise identifiable benefit has not been received. We recorded a non-cash revenue discount of $4,083 during the year ended December 31, 2010 to reflect the fair value of the portion of the ACN 2009 Warrant and ACN 2010 Warrant earned based on the number of units shipped through December 31, 2010. Revenue discounts are reflected as non-cash charges that are deduced from gross revenues.

On March 8, 2011, ACN DPS informed us that, although it intends to abide by its obligations under the Master Purchase Agreement, as amended, ACN DPS expected to revise its purchase forecast downward for video phones.  On March 22, 2011, we received a significantly reduced ordering forecast from ACN DPS for the remainder of 2011, based in part on a significant build up in inventory of unsold video phones held by ACN DPS.  The Master Purchase Agreement requires ACN DPS to purchase 300,000 video phones over a two year period (i.e. through August 2012), but does not specify the timing of such purchases during the two year commitment period.  Accordingly, we expect that revenues from sales to ACN DPS in fiscal year 2011 will be significantly lower than in fiscal year 2010.

Cost of Revenues

	For the year ended December 31,
	2010	2009	Change from 2009 to 2010
			$	%
Services	$240	$41	$199	*
Equipment	17,435	1,373	16,062	*
Total Cost of Revenues	$17,675	$1,414	$16,261	*
*Not meaningful.

The cost of revenues for the Services business segment consists primarily of direct costs related to product costs and delivery costs of video phones to end user customers. For the year ended December 31, 2010 compared with the year ended December 31, 2009, the increase in cost of revenues for the Services business segment reflects increased VoIP telephony and video service fees, fulfillment costs, and customer support fees as a result of increased end user usage of our services and increased shipments of video phones to our retail customers.

The cost of revenues for the Equipment business segment consists primarily of direct costs related to product and delivery costs. For the year ended December 31, 2010 compared with the year ended December 31, 2009, the increase in equipment cost of revenues was primarily the result of shipments of video phones to ACN DPS.

Gross (Loss) Profit

	For the year ended December 31,
	2010	2009	Change from 2009 to 2010
			$	%
Services	$144	$344	$(200)	(58)%
Equipment	(39)	20	(59)	*
Total	$105	$364	$(259)	(71)%
*Not meaningful.

For the year ended December 31, 2010 compared with the year ended December 31, 2009, the decrease in gross profit for the Services business segment primarily reflects increased VoIP telephony and video service fees, fulfillment costs, and customer support fees as a result of increased end user usage of our services and increased costs associated with shipments of video phones to our retail customers.

Gross profit for the Equipment business segment includes approximately $4,083 of non-cash revenue discount related to sales to ACN DPS.   Applicable accounting guidance requires that the fair value of the ACN Warrants be recorded as a reduction of revenue to the extent of cumulative revenue recorded from ACN DPS.  Revenue discounts are reflected as non-cash charges that are deduced from gross revenues.

Expenses From Operations

	For the year ended December 31,
	2010	2009	Change from 2009 to 2010
			$	%
Engineering and development	$3,736	$2,693	$1,043	39%
Operations	814	551	263	48%
Sales and marketing	1,475	638	837	131%
General and administrative	5,186	4,339	847	23%
Depreciation and amortization	381	302	79	26%
Total Expenses from Operations	$11,592	$8,523	$3,069	36%

Engineering and Development. Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, manufacture, documentation and support of our video phone product. For the year ended December 31, 2010 compared with the year ended December 31, 2009, the increase in engineering and development expenses primarily reflects the costs of developing the next generation video phone consisting primarily of staff compensation costs that increased by $608 and certain product developmental expenditures that increased by $285.

Operations. Operating expenses consist primarily of the indirect cost of providing the software systems that enable us to manage our network and service offering and the resources necessary to deliver these services, including network systems, customer portal, customer service center, billing expenses, and logistics and inventory management. For the year ended December 31, 2010 compared with the year ended December 31, 2009, the increase in operations primarily reflects increased consulting fees of $68, increased customer care and network service costs of $170, increased travel expenditures of $45 and increased bad debt expense of $55, partially offset by reduced staff compensation costs of $80.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs. For the year ended December 31, 2010 compared with the year ended December 31, 2009, the increase in sales and marketing expenses primarily reflects increased staff compensation costs of $364, increased travel expenditures of $62, and increased trade show and marketing expenditures of $307.

General and Administrative. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, as well as finance and general management activities, including legal, accounting and professional fees. For the year ended December 31, 2010 compared with the year ended December 31, 2009, the increase in general and administrative expenses primarily reflects an increase in stock based compensation costs of $595 related to employee stock options, increased travel costs of $78, and increased rent costs of $137.

Other Income and Expenses

	For the year ended December 31,
	2010	2009	Change from 2009 to 2010
			$	%
Interest and other income	$2	$228	$(226)	*
Change in fair value of derivative warrants and conversion options	—	4,252	(4,252)	*
Income from contract termination	—	395	(395)	*
Amortization of debt issuance costs	(888)	—	(888)	*
Amortization of debt discount	—	(2,918)	2,918	*
Loss on equipment disposal	—	(12)	12	*
Interest and other expense	(350)	(122)	(228)	(186)%
Total Other Income (Expense)	$(1,236)	$1,823	$(3,059)	(168)%
*Not meaningful.

Interest and Other Income. Interest and other income consisted of interest earned on cash and cash equivalents and reductions in our accounts payable obligations through negotiated settlements with certain vendors. The decrease in interest and other income was primarily related to the reversal of an obligation of approximately $227 that occurred during 2009.

Change in fair value of derivative warrants and conversion options. We accounted for the warrants issued as part of the June 2004 private placement of preferred stock as a derivative liability using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. In June 2009, we amended the exercise price and other provisions of the 2004 Warrants representing rights to purchase shares of our common stock. The exercise price of the 2004 Warrants was amended to $0.25 per share of our common stock and the expiration date of the 2004 Warrants was amended to August 2009. As of December 31, 2009, all of the 2004 Warrants were exercised. We recognized a total non-cash gain during the year ended December 31, 2009 of $4,252 for these derivative warrants.

Income from Contract Termination . During the year ended December 31, 2009, we realized $395 of other income resulting from the payment from a customer for the elimination of previously agreed service fees.

Amortization of Debt Issuance Costs. For the year ended December 31, 2010, the $888 of amortization of debt issuance costs relates to warrants issued to WGI in March 2010 and August 2010.

Amortization of Debt Discount. For the year ended December 31, 2009, the $2,918 of amortization of debt discount consists of the amortization of the secured convertible debentures issued in the August 2006 and October 2006 private placements (these secured convertible debentures were terminated in April 2009).

Loss on Equipment Disposal. In the ordinary course of business, we periodically dispose of equipment, furniture and fixtures. For the year ended December 31, 2009, we disposed of equipment with a net book value of $12.

Interest and Other Expense. For the year ended December 31, 2010, interest and other expense primarily reflects the accrued interest under our Revolving Loan and Security Agreement and the carrying costs under our ACN Service Agreement. For the year ended December 31, 2009, interest and other expense reflects interest under the secured convertible debentures issued in the August 2006 and October 2006 private placements (these secured convertible debentures were terminated in April 2009).

Liquidity and Capital Resources

As of December 31, 2010, our primary sources of liquidity consisted of proceeds from borrowings from WGI under our Revolving Loan and Security Agreement pursuant to which WGI provided us a line of credit in an aggregate principal amount of $7,000; the sale of video phones and voice and video services; and the exercise of options on our common stock.

The following table sets forth a summary of our cash flows for the periods indicated:

	As of and for the Year Ended December 31,
	2010	2009
Cash used in operating activities	$(2,538)	$(5,525)
Cash used in investing activities	(360)	(524)
Cash provided by financing activities	3,198	6,198
Net increase in cash and cash equivalents	300	149
Cash and cash equivalents at beginning of period	578	429
Cash and cash equivalents at end of period	$878	$578

Operating Activities. For the year ended December 31, 2010 compared with the year ended December 31, 2009, the decrease in cash used in operating activities primarily reflects the timing of changes in operating assets and liabilities.

Investing Activities. For the year ended December 31, 2010 compared with the year ended December 31, 2009, the decrease in cash used in investing activities primarily reflects reduced capital expenditures for equipment, partially offset by an increase in expenditures for furniture during fiscal year 2010.

Financing Activities. For the year ended December 31, 2010 compared with the year ended December 31, 2009, the decrease in cash provided by financing activities primarily reflects the decrease of $3,855 in cash received from the issuance of common stock, partially offset by an increase in of $855 in net advances received under promissory notes and our Revolving Loan and Security Agreement with WGI.

Cash and Cash Equivalents. Cash and cash equivalents at December 31, 2010 were held for working capital purposes and were invested in investments that are highly liquid, are high quality investment grade and have original maturities of less than three months when purchased. We do not enter into investments for trading or speculative purposes.

Indebtedness. Our outstanding debt as of December 31, 2010 and 2009 is summarized below:

	As of December 31,
	2010	2009
Note payable	$49	$22
Revolving loan, with related party	4,400	1,400
Total debt	$4,449	$1,422

The weighted average annual interest rate on total debt at December 31, 2010 and 2009 was 10.0%. As of December 31, 2010, and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $2,600 of unused borrowing capacity under our Revolving Loan and Security Agreement with WGI.

Operations and Liquidity. We have incurred recurring net losses and have an accumulated deficit of $288,467, stockholder’s deficiency of $2,239 and a working capital deficiency of $8,920 as of December 31, 2010.

In October 2009, we entered into a Revolving Loan and Security Agreement with WGI pursuant to which WGI agreed to provide to us a line of credit in the principal amount of $3,000. In March 2010, the principal amount of the line of credit was increased to $5,000, and in August 2010 the principal amount of the line of credit was increased to $7,000. As of December 31, 2010, there was $2,600 of unused borrowing capacity under our Revolving Loan and Security Agreement.

As of December 31, 2010, we had $10,318 of liabilities. These liabilities primarily included $4,400 under the Revolving Loan and Security Agreement, $1,995 of accounts payable, $2,356 of deferred revenues and income, $760 of accrued expenses, $415 payable to related parties and $343 product warranty reserve. Substantially all of our assets are pledged pursuant to the Revolving Loan and Security Agreement.

Our ability to generate cash is dependent upon the sale of our product and on obtaining cash through the private or public issuance of debt or equity securities. Given that our video phone business involves a newly developed video phone with no market penetration in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of our sales efforts could also have an adverse impact on our ability to raise additional financing.

Funds Availability and Cost Reduction Measures

ACN Video Phone Purchases.  On March 8, 2011, ACN DPS informed us that, although it intends to abide by its obligations under the Master Purchase Agreement, as amended, ACN DPS expected to revise its purchase forecast downward for video phones.  On March 22, 2011, we received a significantly reduced ordering forecast from ACN DPS for the remainder of 2011, based in part on a significant build up in inventory of unsold video phones held by ACN DPS.  The Master Purchase Agreement requires ACN DPS to purchase 300,000 video phones over a two year period (i.e. through August 2012), but does not specify the timing of such purchases during the two year commitment period.  Accordingly, we expect that revenues from sales to ACN DPS in fiscal year 2011 will be significantly lower than in fiscal year 2010, which we expect will have a material impact on our ability to generate cash from product sales.

Advances Under the Revolving Loan.  Each loan advance under the Revolving Loan and Security Agreement requires the satisfaction of certain conditions, including a condition that there shall not have occurred, in WGI’s sole discretion, any material adverse change in our business, operations or condition (financial or otherwise) or a material impairment in the prospect of repayment of any portion of our obligations under the Revolving Loan and Security Agreement.  On March 8, 2011, following our request for funds from the Revolving Loan and Security Agreement pursuant to a notice of borrowing, WGI informed us that it believes we have not satisfied the condition relating to the absence of a material adverse change or material impairment in the prospect of repayment of our obligations under the Revolving Loan and Security Agreement and, therefore, no loan advance under the Revolving Loan and Security Agreement was to be made at that time.

On March 30, 2011, we entered into the Advance Agreement with WGI.  Pursuant to the Advance Agreement, WGI agreed to provide us up to $1,200 in funds under the Revolving Loan and Security Agreement to fund specific expenses pursuant to a proposed operating budget through June 24, 2011.  The Advance Agreement also provided that our obligation to make periodic interest payments on outstanding amounts under the Revolving Loan and Security Agreement is deferred until July 1, 2011, at which time (i) all accrued but unpaid interest is due and payable, and (ii) our obligation to make periodic interest payments under the Revolving Loan and Security Agreement resumes.  We acknowledged our failure to meet certain borrowing conditions under the Revolving Loan and Security Agreement and that WGI is not obligated to make further loan advances under the Revolving Loan and Security Agreement.  We also provided WGI and its related parties with a release of all claims relating to the Advance Agreement and the Revolving Loan and Security Agreement.

Due to our inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under the Revolving Loan and Security Agreement beyond an additional $1,200 of funds and the reduction of video phone orders in the near term by ACN DPS, we do not believe our current cash and cash equivalents will satisfy our projected cash requirements in the near term and through December 31, 2011 and there exists substantial doubt about our ability to continue as a going concern.  As a result, our auditors have included a going concern modification in their audit report on our financial statements at December 31, 2010 and for the fiscal year then ended, and we have disclosed this going concern uncertainty and management’s plans to deal with this uncertainty in the footnotes to our consolidated financial statements.   We are in the process of reducing our operating costs and other expenditures, including reductions of approximately two-thirds of our workforce, terminating office lease obligations in Pittsford, New York, substantial reductions in research and development activities and discontinuation of our digital voice and video communication services to customers.

We also believe that, based on currently projected cash inflows generated from operations, we may be unable to pay future scheduled interest and/or principal payments under the Revolving Loan and Security Agreement as these obligations become due.  If WGI is not willing to waive compliance or otherwise modify our obligations such that we are able to avoid defaulting on such obligations, WGI could accelerate the maturity of our debts due to it.  Further, because WGI has a lien on all of our assets to secure our obligations under the Revolving Loan and Security Agreement, WGI could take actions under the loan agreement and seek to sell our assets to satisfy our obligations thereunder. All of these actions would likely have an immediate material adverse effect on our business, financial condition or results of operations.

In view of our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we intend to explore all strategic alternatives available to us, including, but not limited to, a sale or merger of the Company or certain of our assets, recapitalization, partnership, debt or equity financing, financial reorganization, liquidation and/or ceasing operations.  We may determine that it is in our best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code.  Seeking relief under the U.S. Bankruptcy Code, even if we are able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between us and our existing and potential customers, employees, and others. Further, if we were unable to implement a successful plan of reorganization, we might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.

Our board of directors has established a special committee of directors that are independent and disinterested from WGI and ACN to guide us through the evaluation of strategic alternatives.  There can be no assurance that exploration of strategic alternatives will result in us pursuing any particular transaction or, if we pursue any such transaction, that it will be completed. We do not expect to make further public comment regarding our consideration of strategic alternatives until our board of directors has approved a specific course of action, our board of directors deems disclosure of significant developments is appropriate, or we are legally required to do so.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, related to intellectual property and contract breaches. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Recent Accounting Pronouncements

In October 2009, the FASB issued new accounting guidance, under ASC Topic 985 on software, which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of this new guidance is optional. We have adopted this guidance effective for new arrangements in the year ending December 31, 2010, the effect of which is not deemed to be material.

The FASB published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria for Subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method and also requires expanded disclosures. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this amendment is not expected to have a significant impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries, together with the report of our independent registered public accounting firm, appear at pages F-2 through F-38 of this Annual Report on Form 10-K.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company carried out an evaluation, under the supervision and with the participation of management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2010. The Company’s Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2010, its disclosure controls and procedures were designed properly and were effective in ensuring that the information required to be disclosed by the Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There is no assurance that the necessary resources will be available going forward to ensure that our reporting systems will continue to be appropriately designed or effective, or that a future material weakness will not be found in our internal controls over financial reporting or disclosure controls and procedures, which could result in a material misstatement in future financial statements.

Management’s Report on Internal Control Over Financial Reporting.

Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Company’s Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has established and maintained policies and procedures designed to maintain the adequacy of the Company’s internal control over financial reporting, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010. Their report is included in this Form 10-K.

Changes in internal control over financial reporting.

There have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the Company’s first fiscal quarter of 2011, George E. Daddis, Jr. tendered his resignation as Chief Executive Officer and President of the Company effective as of March 11, 2011 and James G. Dole tendered his resignation as Chief Financial Officer, Treasurer and Senior Vice President, Finance of the Company effective as of March 13, 2011.

Effective as of March 11, 2011, Christopher V. Vitale was appointed Chief Administrative Officer of the Company, in addition to his positions of Senior Vice President, Legal and Regulatory, General Counsel and Secretary of the Company, and will perform the functions of principal executive officer of the Company.

On March 14, 2011, the Company began reducing the size of its workforce as a result of liquidity issues.  Following completion of this reduction in the size of the workforce, the Company’s workforce is expected to be reduced to approximately 15 employees.

Effective as of March 29, 2011, Joseph Calarco was appointed Controller and Vice President, Finance of the Company, and will perform the functions of principal financial officer and principal accounting officer of the Company

The changes to our principal executive officer and principal financial officer and the reduction in the Company’s workforce are not expected to materially affect the Company’s internal control over financial reporting for the year ended December 31, 2010.

Item 9B. Other Information.

None

PART III

Dollar amounts in this Part III are full amounts, rather than in thousands.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below are the name, age and the positions and offices held by each of our directors, his or her principal occupation and business experience during at least the past five years, the names of other publicly-held companies of which he or she serves as a director and the experience, qualifications, attributes or skills that qualify such person to serve as a director.

Robert Stevanovski, 47.  Mr. Robert Stevanovski has served as a director and Chairman of our board of directors since April 2009.  He is one of the co-founders of ACN, and has served as Chairman of ACN since its founding in 1993.  Mr. Robert Stevanovski has served as Chairman of the board of directors of deltathree, Inc. (“D3”), a publicly-held provider of voice over internet protocol services, since February 2009.  Mr. Robert Stevanoski served as the Interim Chief Executive Officer and President of the Company from April 10, 2009 through August 3, 2009.  He is the brother of David Stevanovski, also a member of our board of directors.  Robert Stevanovski is the manager of Praescient, LLC (“Praescient”), which serves as the sole manager of WGI and as the managing member of Manna Holdings, LLC (“Manna Holdings”) is the holder of a substantial majority of the membership interests of WGI.  Mr. Robert Stevanovski’s areas of relevant experience, qualifications, attributes or skills include sales and marketing expertise generally, extensive knowledge of the telecommunications and multi-level marketing industries, outside board experience with D3 and extensive business and management experience as co-founder and Chairman of ACN.

Geoffrey M. Boyd, 43.  Mr Boyd has served as a director since April 2009.  Since November 2009, Mr. Boyd has served as the Chief Financial Officer of Rational Energies, Inc., a development-stage company formed to produce and market, on a commercially viable scale, synthetic crude oil made from low cost waste materials. Mr. Boyd has over 17 years of experience in telecommunications.  From March 2000 to September 2007, he was Chief Financial Officer of Eschelon Telecom.  From 1997 to 2000 Mr. Boyd served in a variety of executive roles at Dobson Communications, one of the largest rural cellular telephone providers in the United States.  Mr. Boyd’s areas of relevant experience, qualifications, attributes or skills include extensive knowledge of the telecommunications industry, capital markets, corporate finance, financial reporting and internal controls.

Anthony J. Cassara, 56.  Mr. Cassara has served as a director since April 2009.  Since October 2000, Mr. Cassara founded and has served as President of Cassara Management Group, Inc., a privately held business counseling practice focused on the telecommunications industry.  Prior to founding Cassara Management Group, Mr. Cassara was President of the Carrier Services division at Global Crossing Ltd. from October 1999 to December 2000.  In 2002, Global Crossing Ltd. and certain of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of title 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York.  Mr. Cassara served as a member of the board of directors of MPower Holding Corporation from May 2002 to August 2006; Teleglobe International Holdings Ltd. from February 2004 to February 2006; Eschelon Telecom Inc. from November 2002 to December 2004; and has served as a director of D3 since February 2009.  Mr. Cassara’s areas of relevant experience, qualifications, attributes or skills include telecommunications and information services; senior leadership roles in global telecommunications companies; public company board experience, corporate finance, and financial reporting.

Brian Fink, 48.  Mr. Fink has served as a director since April 2009. Since January 2011, Mr. Fink has been the Senior Vice President, Strategic Planning and Program Delivery for Earthlink, Inc., a leading IP infrastructure and services company.  Mr. Fink also currently serves as managing partner and board member for IntegraTouch, LLC, a company he founded in 2002 that provides technology, computer, development and integration products and services. From 2007 through 2009, Mr. Fink served as Chief Information Officer and Executive Vice President for One Communications with responsibility for crafting the technology strategy and for driving key technology and product initiatives. Mr. Fink’s areas of relevant experience, qualifications, attributes or skills include extensive knowledge of the telecommunications industry, senior leadership roles in global telecommunications companies, extensive telecommunications technical expertise, and extensive business experience as Senior Vice President for Earthlink, Inc. and as founder, managing partner and board member of IntegraTouch.

Colleen R. Jones, 49.  Ms. Jones has served as a director since February 2011.  Ms. Jones has served as Global Vice President, General Counsel and Secretary of ACN since 2003, and as general counsel to WGI since its formation in 2008.  Ms. Jones has served as a director of D3 since February 2011.  Ms. Jones has practiced law for over 25 years, serving as chief legal officer in corporations and as a partner at large international law firms.  Her areas of relevant experience, qualifications, attributes or skills include legal expertise in general corporate and commercial domestic and international transactional work for both publicly- and privately-held companies, extensive knowledge of the telecommunications and technology sectors, management experience at ACN, and public company corporate governance.

Richard Nespola, 66.  Mr. Nespola has served as a director since April 2009.  Since 1990, Mr. Nespola has been Chairman and CEO of The Management Network Group Inc. (TMNG), a NASDAQ listed company founded by Mr. Nespola, which provides strategic, management and operations consulting services to the telecom, media and entertainment industries.  Prior to the business combination forming One Communications, he served on the board of Choice One Communications and currently serves on the board of directors of One Communications.  Prior thereto he held executive management positions at MCI and Sprint where he had responsibility for strategy, carrier operations, product development, and regulatory processes.  Mr. Nespola’s areas of relevant experience, qualifications, attributes or skills include extensive knowledge of the telecommunications industry, senior leadership roles in global telecommunications companies, outside board experience with One Communications, extensive experience with public company corporate governance, and extensive business experience as Chairman and CEO of TMNG.

David Stevanovski, 44.  Mr. David Stevanovski has served as a director since April 2009.  He has served in a number of positions at ACN, and currently serves as Vice President.  Mr. Stevanovski has served as a director of D3 since March 2009.  He is the brother of Robert Stevanovski, also a member of our board of directors.  Mr. David Stevanovski’s areas of relevant experience, qualifications, attributes or skills include sales and marketing expertise generally, extensive knowledge of the telecommunications and multi-level marketing industries, outside board experience with D3, and extensive business and management experience at ACN.

Pursuant to the terms of the Rights Agreement, WGI has the right to nominate a total of four of the seven members of our board of directors.  This nomination right will be reduced by one director for each reduction in WGI’s beneficial ownership of our common stock (including any warrants or other purchase rights) below thresholds of 50%, 43%, 29% and 14% of our voting stock.  To the extent that such nomination right decreases, the corresponding number of WGI nominees will offer to tender their resignation for acceptance by our board of directors.  To the extent the number of members of our board of directors is changed, the number of directors WGI is entitled to appoint will be increased or decreased (as applicable) to provide WGI with the right to nominate no less than the same proportion of directors as otherwise provided in the Rights Agreement.  WGI has nominated Messrs Cassara, D. Stevanovski and R. Stevanovski and Ms. Jones to our board of directors.

The required information as to executive officers is set forth in Part I hereof and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who own more than 10% of our outstanding common stock file initial reports of ownership and reports of changes in ownership in such common stock with the Securities and Exchange Commission.  Officers, directors and stockholders who own more than 10% of our outstanding common stock are required by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and holders of more than 10% of any class of our equity securities have complied with the applicable Section 16(a) reporting requirements, other than with respect to the warrant to purchase 3,000,000 shares of our common stock issued on March 30, 2010 by the Company to ACN DPS for which Robert Stevanovski, Anthony Cassara, Gregory Provenzano and David Stevanovski did not file a Form 4 but subsequently reported such transaction on a Form 5.  Each of Messrs. R. Stevanovski, Cassara, Provenzano (whose service as a director on our board of directors ceased on February 3, 2011) and D. Stevanovski is a principal of WGI, has an ownership interest in ACN and has a director, officer and/or advisory position with ACN.

Code of Conduct

The Company has adopted a Code of Conduct that applies to all of our directors and employees, including, without limitation, our principal executive officer, our principal financial and accounting officer, and all of our employees performing financial or accounting functions.  The Company has posted our Code of Conduct on our website, www.wgate.com, under the “Investors-Corporate Governance” section.  The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provisions of our Code of Conduct by posting such information on our website at the location specified above.  You can request a copy of our Code of Conduct, at no cost, by contacting our Corporate Secretary, c/o WorldGate Communications, Inc., 3800 Horizon Blvd., Suite 103, Trevose, PA 19053.

Director Nominees

Nominations of persons for election to our board of directors may be made at an annual meeting of stockholders by any stockholder of the Company who was a stockholder of record at the time of giving of the notice described below, who is entitled to vote at such meeting and who complies with the notice procedures set forth below.

For any nomination to be properly brought before an annual meeting by a stockholder, the stockholder must comply with the notice procedures set forth in the Company’s bylaws.  To be timely, a stockholder’s notice must be delivered to our Corporate Secretary, c/o WorldGate Communications, Inc., 3800 Horizon Blvd., Suite 103, Trevose, PA 19053 not later than the close of business on the sixtieth (60th) day nor earlier than the close of business on the ninetieth (90th) day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is more than thirty (30) days before or more than sixty (60) days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the ninetieth (90th) day prior to such annual meeting and not later than the close of business on the later of the sixtieth (60th) day prior to such annual meeting or the close of business on the tenth (10th) day following the day on which public announcement of the date of such meeting is first made by the Company.  In no event will the public announcement of an adjournment or postponement of an annual meeting commence a new time period (or extend any time period) for the giving of a stockholder’s notice as described above.

Such stockholder’s notice shall set forth: (1) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected, and the information necessary for our board of directors to determine whether such proposed nominee qualifies as an independent director under the applicable stock exchange rules; and (2) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made (a) the name and address of such stockholder, as they appear on the Company’s books, and of such beneficial owner, (b) the class and number of shares of the Company that are owned beneficially and held of record by such stockholder and such beneficial owner, and (c) the disclosure of any short positions or other derivative positions relating to the Company’s shares of such stockholder and such beneficial owner, such information to be updated to reflect any material change in such positions through the time of the annual meeting.

Notwithstanding the foregoing, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to nominations of persons for election to our board of directors.  Notwithstanding anything, the right of any stockholder to nominate any person to serve on our board of directors pursuant to an agreement between such person and the Company (including the Rights Agreement) shall supersede the requirements of these provisions.

Audit Committee Financial Expert

Our board of directors has determined that Mr. Boyd meets the requirements of the applicable Securities and Exchange Commission rules for membership on the Audit Committee, including Rule 10A-3(b) under the Exchange Act, is “independent” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules, and qualifies as a “Non-employee Director” for purposes of Rule 16b-3 under the Exchange Act.  Our board of directors has determined that Mr. Boyd is qualified as an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation accrued during the fiscal years ended December 31, 2009 and 2010 to (1) all individuals who served as our principal executive officer or acted in a similar capacity during any part of 2010, (2) the two most highly compensated executive officers whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2010 and who were serving as executive officers as of December 31, 2010 and (3) one additional individual who would have met such threshold but for the fact that such individual was not serving as an executive officer as of December 31, 2010.  These executive officers are referred to in this Annual Report on Form 10-K as our “named executive officers”.

Summary Compensation Table
				Option	All Other
		Salary	Bonus	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)		($)
George E. Daddis Jr.
Chief Executive Officer and President	2010	$220,000	–	–	$29,095	(3)	$249,095
(principal executive officer)(2)	2009	$83,346	–	$670,462	$13,842	(3)	$767,650

James G. Dole
Chief Financial Officer, Treasurer and Senior Vice President, Finance (principal financial officer and principal accounting officer) (4)	2010	$96,115	–	$684,961	–		$781,076

Christopher V. Vitale
Senior Vice President, Legal and Regulatory, General Counsel and Secretary (5)	2010	$210,000	–	–	–		$210,000

FORMER OFFICERS:
Joel Boyarski
Former Chief Financial Officer,	2010	$157,723	–	–	$154,571	(7)	$312,294
Treasurer and Senior Vice President, Finance and Administration (principal financial officer and principal accounting officer)(6)	2009	$200,350	$25,630	$248,478	–		$474,458

(1)
Represents the aggregate grant date fair value of option awards granted within the fiscal year in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 for stock-based compensation (Formerly FAS 123R).  These amounts reflect the total grant date expense for these awards, and do not correspond to the actual cash value that will be recognized by the grantee when received.  For a detailed discussion of the assumptions made in the valuation of option awards, please see the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)	Mr. Daddis joined the Company on August 3, 2009. Effective as of March 11, 2011, Mr. Daddis resigned as Chief Executive Officer and President.

(3)
All Other Compensation for Mr. Daddis includes (a) reimbursement by the Company for the costs of travel between his home in upstate New York and the Company’s offices in Trevose, Pennsylvania and (b) the use by Mr. Daddis of the Company’s residential apartment outside of Philadelphia, Pennsylvania.  The compensation to Mr. Daddis for his use of the Company’s residential apartment outside of Philadelphia, Pennsylvania during 2010 was $21,700.  Mr. Daddis was offered these reimbursements as an inducement to him to accept the position as Chief Executive Officer and President.

(4)	Mr. Dole joined the Company on July 13, 2010. Effective as of March 13, 2011, Mr. Dole resigned as Chief Financial Officer, Treasurer and Senior Vice President, Finance.

(5)
Effective as of March 11, 2011, Mr. Vitale was appointed Chief Administrative Officer, in addition to his positions of Senior Vice President, Legal and Regulatory, General Counsel and Secretary, and will perform the functions of principal executive officer of the Company.

(6)	Mr. Boyarski resigned as Chief Financial Officer, Treasurer and Senior Vice President, Finance and Administration effective as of July 13, 2010 and as an employee as of October 20, 2010.

(7)
Represents severance for Mr. Boyarski pursuant to his severance arrangement with the Company, including $50,321 paid for the period October 21, 2010 through December 31, 2010, $62,338 accrued for the period from January 1, 2011 through April 20, 2011, $2,042 in health benefits paid for the period October 21, 2010 through December 31, 2010, $3,666 in health benefits accrued for the period from January 1, 2011 through April 20, 2011 and $36,204 representing the incremental aggregate fair value of option awards whose termination dates were extended until October 20, 2011 within the fiscal year in accordance with FASB Accounting Standards Codification Topic 718 for stock-based compensation (Formerly FAS 123R).

Letter Agreement with Mr. George E. Daddis Jr.

Effective August 3, 2009, we entered into a letter agreement with George E. Daddis Jr., our former Chief Executive Officer and President.  Pursuant to the letter agreement, Mr. Daddis received a base salary of $220,000 per year.  Under the terms of the letter agreement, Mr. Daddis received an award of a non-qualified stock option to purchase 2,000,000 shares of our common stock under our 2003 Equity Incentive Plan.  In the event of termination of Mr. Daddis’s employment without cause by the Company or by Mr. Daddis for good reason, we agreed to pay Mr. Daddis severance in the amount of six months’ salary and benefits continuation.  Pursuant to the letter agreement, “cause” means Mr. Daddis’s (i) willful or continued misconduct, breach of fiduciary duty or gross negligence in the performance (or failure thereof) of his duties; (ii) intentional failure or refusal to perform lawfully assigned duties consistent with his position; (iii) material breach of this Agreement; or (iv) conviction of or entering a plea of nolo contendere to any felony or any crime (whether or not a felony) involving dishonesty or fraud, subject to certain cure periods; and “good reason” means a termination of employment with the Company by Mr. Daddis because of (a) a material reduction in his base salary, (b) a change in his title with the Company resulting in a material diminution in his duties, responsibilities or authority or (c) a material breach of the offer letter by the Company.

Letter Agreement with Mr. Dole

Effective July 13, 2010, we entered into a letter agreement with James G. Dole, our former Chief Financial Officer, Treasurer and Senior Vice President, Finance.  Pursuant to the letter agreement, Mr. Dole received a base salary of $210,000 per year and the Company agreed to provide Mr. Dole an award of a non-qualified stock option to purchase 1,500,000 shares of our common stock.  In the event of termination of Mr. Dole’s employment without cause by the Company, we agreed to pay Mr. Dole severance in the amount of six months’ salary and benefits continuation.  Pursuant to the letter agreement, “cause” means Mr. Dole’s (i) willful or continued misconduct, breach of fiduciary duty or gross negligence in the performance (or failure thereof) of his duties; (ii) intentional failure or refusal to perform lawfully assigned duties consistent with his position; (iii) material breach of this Agreement; or (iv) conviction of or entering a plea of nolo contendere to any felony or any crime (whether or not a felony) involving dishonesty or fraud, subject to certain cure period.

Letter Agreement with Mr. Vitale

Effective April 27, 2009, we entered into a letter agreement with Christopher V. Vitale, our Chief Administrative Officer, Senior Vice President, Legal and Regulatory, General Counsel and Secretary.  Pursuant to the letter agreement, Mr. Vitale receives a base salary of $210,000 per year.  Under the terms of the letter agreement, the Company agreed to provide Mr. Vitale an award of a non-qualified stock option to purchase 500,000 shares of our common stock, which was subsequently raised to 1,000,000 shares of our common stock.  In the event of termination of Mr. Vitale’s employment without cause by the Company or by Mr. Vitale for good reason, we agreed to pay Mr. Vitale severance in the amount of six months’ salary and benefits continuation.  Pursuant to the letter agreement, “cause” means Mr. Vitale’s (i) willful or continued misconduct, breach of fiduciary duty or gross negligence in the performance (or failure thereof) of his duties; (ii) intentional failure or refusal to perform lawfully assigned duties consistent with his position; (iii) material breach of this Agreement; or (iv) conviction of or entering a plea of nolo contendere to any felony or any crime (whether or not a felony) involving dishonesty or fraud, subject to certain cure periods; and “good reason” means a termination of employment with the Company by Mr. Vitale because the Company has changed its principal office or work place to a location more than 50 miles from Havertown, Pennsylvania.

Resignation Agreement with Mr. Boyarski

Effective as of July 13, 2010, Mr. Boyarski resigned as the Chief Financial Officer, Treasurer and Senior Vice President, Finance and Administration of the Company.  Mr. Boyarski remained in his role as principal accounting officer and principal financial officer on an interim basis until August 20, 2010 and provided the Company transition services in a senior advisory role through October 20, 2010.  In connection with his resignation, the Company entered into a severance agreement with Mr. Boyarski pursuant to which the Company provided him with certain severance benefits following the end of his employment on October 20, 2010, including continuation of salary for a period of six months, reimbursement of certain health, dental and vision benefits for a period of six months, and an extension of the period during which vested options may be exercised.  The severance agreement provided a general release in favor of the Company and its affiliates.

Outstanding Equity Awards at Fiscal Year-End

The following table shows certain information with respect to equity awards outstanding as of December 31, 2010 for each of the named executive officers.

Outstanding Equity Awards as of December 31, 2010
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price ($)	Option Expiration Date
George E. Daddis Jr.	500,000	1,500,000	(2)	$0.34	7/31/2019

James G. Dole	–	1,500,000	(3)	$0.48	7/13/2020

Christopher V. Vitale	250,000	750,000	(4)	$0.28	5/26/2019

Joel Boyarski	225,000	–		$0.28	10/20/2011
	18,284	–		$0.108	10/20/2011
	26,716	–		$0.108	10/20/2011
	20,000	–		$0.108	10/20/2011
	10,000	–		$0.108	10/20/2011
	57,000	–		$0.108	10/20/2011
	143,000	–		$0.108	10/20/2011
	175,000	–		$0.108	10/20/2011
	20,000	–		$0.108	10/20/2011
	20,000	–		$0.108	10/20/2011
	16,250	–		$0.108	10/20/2011
	107,250	–		$0.108	10/20/2011

(1)
Subject to the terms and conditions contained in any award agreement between the Company and the holder of any such award, in the event of a change of control of the Company, the Compensation Committee determines the effect that such change of control has on the vesting and forfeiture of the stock options, restricted shares and restricted stock units granted to our employees under our 2003 Equity Incentive Plan and 2010 Stock Incentive Plan.

(2)
These options vest in three equal annual installments beginning on July 31, 2011.  Effective as of March 11, 2011, in connection with Mr. Daddis’s resignation as Chief Executive Officer and President, these options have been terminated.

(3)
These options vest in four equal annual installments beginning on July 13, 2011.  Effective as of March 13, 2011, in connection with Mr. Dole’s resignation as Chief Financial Officer, Treasurer and Senior Vice President, Finance, these options have been terminated.

(4)	These options vest in three equal annual installments beginning on May 26, 2011.

Director Compensation

The following table shows certain information with respect to compensation for each member of our board of directors for the year ended December 31, 2010.

Director Compensation for the Year Ended December 31, 2010
Name (1)(2)	Fees Earned or Paid in Cash ($)
Geoff Boyd	$40,000
Anthony Cassara	$26,250
Brian Fink	$30,000
Richard Nespola	$39,750

(1)	Robert Stevanovski, David Stevanovski and Gregory Provenzano have elected to forego director fees for the year ended December 31, 2010.

(2)
As of December 31, 2010, each of Messrs. Boyd, Cassara, Fink and Nespola held an option to purchase 100,000 shares of our common stock with an exercise price of $0.28 per share that vest in four equal annual installments beginning on April 29, 2010.

Director Compensation Policy

On April 29, 2009, our board of directors approved a grant of options to purchase 100,000 shares of our common stock to each of the directors (other than Robert Stevanovski, Gregory Provenzano and David Stevanovski, who waived their right to such option grants) with an exercise price of $0.28 per share in lieu of the automatic grants provided under the Company’s 2003 Equity Incentive Plan.  Our board of directors also approved the following annual compensation for directors:

•	each director will receive cash compensation of $20,000;

•	the Chairman of the Audit Committee will receive additional cash compensation of $20,000;

•	the Chairman of the Compensation Committee will receive additional cash compensation of $16,000; and

•	each non-Chairman committee member will receive additional cash compensation of $5,000.

Each of Robert Stevanovski, Gregory Provenzano and David Stevanovski has elected to waive their right to the director compensation described above.  This election is revocable by each of Messrs. R. Stevanovski, Provenzano and D. Stevanovski at any time.  On February 3, 2011, Gregory Provenzano tendered his resignation as a director of the Company.

We reimburse each member of our board of directors for reasonable travel and other expenses in connection with attending meetings of our board of directors and of any committees of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to shares of our common stock that may be issued under our equity compensation plans in effect as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	20,459,656	$0.31	11,147,860
Equity compensation plans not approved by security holders (2)	1,500,000	$0.48
Total	21,959,656	$0.32	11,147,860

(1)	This consists of the 2003 Equity Incentive Plan and the 2010 Stock Incentive Plan.
(2)
This reflects an option grant to purchase our common stock made to our former Chief Financial Officer that has a ten year term and that vests 25% on each of July 13, 2011, July 13, 2012, July 13, 2013 and July 13, 2014.  Effective as of March 13, 2011, in connection with Mr. Dole’s resignation as Chief Financial Officer, Treasurer and Senior Vice President, Finance, these options have been terminated.

Security Ownership of Certain Beneficial Owners and Management

As of April 1, 2011, there were 339,733,363 shares of our common stock issued and outstanding.  We have no other securities, voting or nonvoting, outstanding.  The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of April 1, 2011 by:

•	each person whom we know beneficially owns more than 5% of our common stock;
•	each of our directors and director nominees individually;
•	each of our named executive officers individually; and
•	all of our current directors and executive officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of our common stock.  Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein.  Shares of our common stock that an individual or group has the right to acquire within 60 days of April 1, 2011 pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

	Number	Percentage(1)
	Shares of WorldGate Common Stock Beneficially Owned
Principal Stockholders:
WGI Investor, LLC (2)	242,291,743	63.83%
349-L Copperfield Blvd., #407
Concord, NC 28025

Executive Officers and Directors:
George E. Daddis Jr. (3)	0	*
James G. Dole (4)	0	0%
Allan Van Buhler (5)	2,809,480	*
Christopher V. Vitale (6)	500,000	*
Robert Stevanovski (2)(7)	249,161,725	71.89%
Anthony Cassara (7)(8)(9)	249,161,725	71.89%
Colleen Jones	0	0%
David Stevanovski (7)(8)	249,161,725	71.89%
Geoff Boyd (9)	50,000	*
Brian Fink (9)	50,000	*
Richard Nespola (9)	50,000	*
All current directors and executive officers as a group (11 persons) (10)	266,411,169	78.42%

*  Less than 1%.

(1)	Percentage of beneficial ownership is based on 339,733,363 shares of our common stock outstanding as of April 1, 2011.

(2)
Ownership is based in part on a Schedule 13D/A filed August 17, 2010 by WGI, Manna Holdings, LLC (“Manna Holdings”), Praescient, LLC (“Praescient”) and Robert Stevanovski and includes (a) 202,462,155 shares of our common stock held by WGI, (b) 25,829,588 shares of our common stock issuable under the Anti-Dilution Warrant as of April 1, 2011, (c) 6,000,000 shares of our common stock issuable under the March 2010 WGI Warrant at an exercise price of $0.574 per share, and (d) 8,000,000 shares of our common stock issuable under the August 2010 WGI Warrant at an exercise price of $0.432 per share.  Mr. R. Stevanovski is the manager of Praescient, which serves as the sole manager of WGI and as the managing member of Manna Holdings.  Manna Holdings is the holder of a substantial majority of the membership interests of WGI.  As such, Mr. R. Stevanovski, Praescient and Manna Holdings may be deemed to beneficially own all of the securities reported in the table.  Each of Mr. R. Stevanovski, Praescient and Manna Holdings disclaims beneficial ownership of such securities, and the information reported herein shall not be deemed an admission that such reporting person is the beneficial owner of the securities for any purpose, except to the extent of such person’s pecuniary interest therein.

(3)
Effective as of March 11, 2011, Mr. Daddis tendered his resignation as Chief Executive Officer and President and, in connection therewith, all options to purchase our common stock previously issued to Mr. Daddis have been terminated.

(4)
Effective as of March 13, 2011, Mr. Dole tendered his resignation as Chief Financial Officer, Treasurer and Senior Vice President, Finance of the Company and, in connection therewith, all options to purchase our common stock previously issued to Mr. Dole have been terminated.

(5)
Includes (a) 750,000 shares which underlie options currently exercisable or will be exercisable within 60 days after April 1, 2011; (b) 1,720,928 shares of our common stock issuable under the Anti-Dilution Warrant as of April 1, 2011, (c) 51,000 shares of our common stock issuable under the March 2010 WGI Warrant at an exercise price of $0.574 per share, (d) 68,000 shares of our common stock issuable under the August 2010 WGI Warrant at an exercise price of $0.432 per share, and (e) 1,720,928 shares held directly by WGI.  The shares held directly by WGI indicated in the table reflect Mr. Van Buhler’s pro rata interest as a member of WGI in the securities of the Company held by WGI, and Mr. Van Buhler disclaims beneficial ownership of the securities held by WGI, and the information reported herein shall not be deemed an admission that Mr. Van Buhler is the beneficial owner of the securities for any purpose, except to the extent of his pecuniary interest therein.

(6)	Includes 500,000 shares which underlie options currently exercisable or will be exercisable within 60 days after April 1, 2011.

(7)
Includes the following securities held directly by ACN DPS (a) 6,369,982 shares of our common stock issuable under the ACN 2009 Warrant at an exercise price of $0.0425 per share and (b) 500,000 shares of our common stock issuable under the ACN 2010 Warrant at an exercise price of $0.0425 per share.  Each of Messrs. R. Stevanovski, Cassara and D. Stevanovski has an ownership interest in ACN (the parent company of ACN DPS) and has a director, officer and/or advisory position with ACN.  As a result of these relationships, each of Messrs R. Stevanovski, Cassara and D. Stevanovski may be deemed to beneficially own all of the securities reported herein and owned directly by ACN DPS.  Each of Messrs R. Stevanovski, Cassara and D. Stevanovski disclaims beneficial ownership of such securities, and the information reported herein shall not be deemed an admission that such reporting person is the beneficial owner of the securities for any purpose, except to the extent of his pecuniary interest therein.

(8)
Includes the following securities held directly by WGI (a) 202,462,155 shares of our common stock held by WGI, (b) 25,829,588 shares of our common stock issuable under the Anti-Dilution Warrant as of April 1, 2011, (c) 6,000,000 shares of our common stock issuable under the March 2010 WGI Warrant at an exercise price of $0.574 per share, and (d) 8,000,000 shares of our common stock issuable under the August 2010 WGI Warrant at an exercise price of $0.432 per share.  Each of Messrs. Cassara and D. Stevanovski indirectly owns a membership interest in Manna Holdings, which is the holder of a substantial majority of the membership interests of WGI.  As such, each of Messrs. Cassara and D. Stevanovski may be deemed to beneficially own all of the securities reported herein and owned directly by WGI.  Each of Messrs. Cassara and D. Stevanovski disclaims beneficial ownership of such securities, and the information reported herein shall not be deemed an admission that such reporting person is the beneficial owner of the securities for any purpose, except to the extent of his pecuniary interest therein.

(9)	Includes 50,000 shares which underlie options currently exercisable or will be exercisable within 60 days after April 1, 2011.

(10)
Includes the following securities held directly (or deemed to be beneficially owned) by the executive officers and directors as a group: (a) 202,462,155 shares of our common stock, (b) 1,450,000 shares which underlie options currently exercisable or will be exercisable within 60 days after April 1, 2011and (c) an aggregate of 46,699,570 shares of our common stock as of April 1, 2011 issuable under the warrants in favor of WGI and ACN DPS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Robert Stevanovski, Anthony Cassara, Gregory Provenzano (whose service on our board of directors ceased on February 3, 2011) and David Stevanovski were each appointed to serve on our board of directors in connection with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement and the Rights Agreement.  Each of Messrs. R. Stevanovski, Cassara, Provenzano and D. Stevanovski are principals of WGI, have an ownership interest in ACN and have a director, officer and/or advisory position with ACN.  Mr. R. Stevanovski also serves as manager of Praescient, LLC, the sole manager of WGI.

On February 3, 2011, Gregory Provenzano tendered his resignation as a director of the Company.  Pursuant to the Rights Agreement, WGI has the right to designate four of the Company’s seven directors for nomination by our board of directors.  Mr. Provenzano was one of the directors designated by WGI and Colleen Jones was designated by WGI to replace Mr. Provenzano on our board of directors. On February 3, 2011, our board of directors appointed Ms. Jones as a director of the Company effective immediately. Ms. Jones is the Global Vice President, General Counsel and Secretary of ACN and serves as general counsel to WGI.

As a result of their relationship with WGI and ACN, each of these individuals may be deemed to have a direct or indirect interest in the transactions involving WGI, ACN and their respective affiliates.  As described above under Item 12 above, WGI beneficially owns an aggregate of 63.83% of our common stock (which includes 39,829,588 shares of our common stock issuable under various warrants).  In addition, ACN DPS beneficially has the right to acquire 6,869,982 shares of our common stock issuable under various warrants.

April 2009 Transactions with WGI and ACN

Securities Purchase Agreement.  On April 6, 2009, we completed a private placement of securities to WGI pursuant to the terms of the Securities Purchase Agreement.  In connection with the closing on April 6, 2009 of the transactions contemplated by the Securities Purchase Agreement, we issued to WGI an aggregate of 202,462,155 shares of our common stock, representing approximately 63% of the total number of the then issued and outstanding shares of our common stock, as well as the Anti-Dilution Warrant to purchase up to 140,009,750 shares of our common stock in certain circumstances in exchange for (i) cash consideration of $1,450,000, (ii) the cancellation of convertible debentures held by WGI under which approximately $5,100,000 in principal and accrued interest was outstanding, and (iii) the cancellation of certain outstanding warrants held by WGI.  WGI is a private investment fund whose ownership includes owners of ACN, a direct seller of telecommunications services and a distributor of video phones.

Anti-Dilution Warrant.  The Anti-Dilution Warrant entitles WGI to purchase up to 140,009,750 shares of our common stock at an exercise price of $0.01 per share to the extent we issue any capital stock upon the exercise or conversion of (i) any warrants, options and other purchase rights that were outstanding as of April 6, 2009 (“Existing Contingent Equity”), (ii) up to 19.7 million shares underlying future options, warrants or other purchase rights issued by us after April 6, 2009 (“Future Contingent Equity”), or (iii) the ACN 2009 Warrant described below.  The Anti-Dilution Warrant is designed to ensure that WGI may maintain ownership of 63% of our issued and outstanding shares of capital stock in the event that any of our capital stock is issued in respect to the Existing Contingent Equity, the Future Contingent Equity or the ACN 2009 Warrant (i.e., upon each issuance of a share pursuant to Existing Contingent Equity, Future Contingent Equity or the ACN 2009 Warrant, the Anti-Dilution Warrant may be exercised for 1.7027027 shares).  The term of the Anti-Dilution Warrant is ten years from the date of issuance, and the shares subject to the Anti-Dilution Warrant will be decreased proportionally upon the expiration of Existing Contingent Equity, Future Contingent Equity and the ACN 2009 Warrant.  As of December 31, 2010, the full amount of Future Contingent Equity (approximately 19.7 million shares) had been fully allocated to options and warrants issued by us after April 6, 2009, and therefore, any future options, warrants or other purchase rights issued by us will not be considered Future Contingent Equity.

Registration Rights and Governance.  On April 6, 2009, we entered into the Rights Agreement with WGI and ACN DPS, pursuant to which we agreed to file a registration statement on Form S-3 covering the resale of any shares held by WGI and ACN DPS and to maintain its effectiveness for a minimum period of time.  In addition, WGI and ACN DPS have the right to require us to file additional registration statements covering the resale of securities to the extent they are not covered by an effective registration statement and will be entitled to “piggy-back” registration rights on all of our future registrations (with certain limitations) and on any demand registrations of any other investors, subject to customary underwriters’ cutbacks to reduce the number of shares to be registered in view of market conditions.

Pursuant to the terms of the Rights Agreement, we granted WGI and ACN DPS preemptive rights to purchase a pro rata portion of any of our common stock or other securities convertible into our common stock issued by us, except for shares issued under board-approved employee benefit plans, conversions of Existing Contingent Equity or upon exercise of the Anti-Dilution Warrant or the ACN 2009 Warrant.  The Rights Agreement also gives WGI the right to nominate a total of four of the seven members of our board of directors.  This nomination right will be reduced by one director for each reduction in WGI’s beneficial ownership of our common stock (including any warrants or other purchase rights) below thresholds of 50%, 43%, 29% and 14% of our voting stock.  To the extent that such nomination right decreases, the corresponding number of WGI nominees will offer to tender their resignation for acceptance by our board of directors.  To the extent the number of members of our board of directors is changed, the number of directors WGI is entitled to appoint will be increased or decreased (as applicable) to provide WGI with the right to nominate no less than the same proportion of directors as otherwise provided in the Rights Agreement.

Commercial Relationship with ACN.  On April 6, 2009, we entered into the Commercial Relationship with ACN pursuant to which we agreed to design and sell video phones to ACN DPS.  As part of the Commercial Relationship, we entered into two agreements with ACN DPS:  the Master Purchase Agreement pursuant to which ACN DPS committed to purchase 300,000 videophones over a two-year period and a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN DPS committed to provide us with $1,200,000 to fund associated software development costs.  For the years ended December 31, 2010 and 2009, we made $19,914,000 and $0, respectively, of sales of video phones to ACN DPS pursuant to the Master Purchase Agreement.  In connection with the Commercial Relationship, we granted ACN DPS the ACN 2009 Warrant to purchase up to approximately 38.2 million shares of our common stock at an exercise price of $0.0425 per share.  The ACN 2009 Warrant vests incrementally based on ACN DPS’s purchases of video phones under the Commercial Relationship.

Amendment to Master Purchase Agreement.  On March 30, 2010, we entered into the First Amendment (the “MPA Amendment”) to the Master Purchase Agreement with ACN DPS.  Among other changes, the MPA Amendment amends the Master Purchase Agreement as follows:  (i) as soon as practicable after we provide a demonstration to ACN DPS of the working video phone contemplated by the Master Purchase Agreement, ACN DPS will issue its first purchase order under the Master Purchase Agreement for 80,000 video phones and (ii) ACN DPS will pay us 50% of the purchase price for video phones pursuant to a purchase order upon the later of (a) acceptance of the purchase order by us and (b) five (5) weeks prior to the delivery of video phones to ACN DPS at our manufacturing facility.  ACN DPS will pay us the remaining 50% of the purchase price upon delivery of the video phones to ACN DPS at our manufacturing facility.

In connection with the MPA Amendment, on March 30, 2010 we granted ACN DPS the ACN 2010 Warrant to purchase up to 3,000,000 shares of our common stock at an exercise price of $0.0425 per share, which will vest incrementally based on ACN DPS’s purchases of video phones under the Master Purchase Agreement, as amended by the MPA Amendment.  We believe that the MPA Amendment and related warrant were made on terms no less favorable than we could have received in a negotiated transaction with an unrelated third party.

In January 2011, the Company entered into an amendment to each of the ACN 2009 Warrant and the ACN 2010 Warrant.  The amendment to the ACN 2009 Warrant changed its vesting schedule as follows:

Original Vesting Schedule		Amended Vesting Schedule
Number of Units of Product Purchased under Master Purchase Agreement	Warrant Shares that Vest	Number of Units of Product Purchased under Master Purchase Agreement	Warrant Shares that Vest
First 50,000	6,369,982	First 99,440	6,369,982
Second 50,000	6,369,982	Next 200,560	31,849,914
Third 50,000	6,369,982
Fourth 50,000	6,369,982
Fifth 50,000	6,369,982
Sixth 50,000	6,369,982

The amendment to the ACN 2010 Warrant changed its vesting schedule as follows:

Original Vesting Schedule		Amended Vesting Schedule
Number of Units of Product Purchased under Master Purchase Agreement	Warrant Shares that Vest	Number of Units of Product Purchased under Master Purchase Agreement	Warrant Shares that Vest
First 50,000	500,000	First 99,440	500,000
Second 50,000	500,000	Next 200,560	2,500,000
Third 50,000	500,000
Fourth 50,000	500,000
Fifth 50,000	500,000
Sixth 50,000	500,000

Service Agreements with ACN and its Affiliates

Service Agreement with ACN.  On October 12, 2009, we entered into a Service Agreement (the “ACN Service Agreement”) with ACN, pursuant to which ACN agreed to provide us, and we agreed to provide to ACN, certain services, such as secondment of employees, use of equipment, administrative and travel support and real estate and operations services.  The costs to us for these services were generally the out-of-pocket costs paid by ACN to provide these services.  No services are currently contemplated to be provided by us to ACN.  For the years ended December 31, 2010 and 2009, we incurred charges of approximately $192,000 and $89,350, respectively, pursuant to the ACN Service Agreement.  We believe that this related party transaction was made on terms no less favorable than we could have received in a negotiated transaction with an unrelated third party.

Service Agreement with deltathree, Inc.  On October 9, 2009, we entered into a Master Service Agreement (the “D3 Agreement”) with D3.  Pursuant to the D3 Agreement, D3 provides us wholesale VoIP telephony and video services and operational support systems.  These services provided us one of the tools necessary to provide our digital voice and video phone services directly to end users customers.  In connection with our cost reduction measures in March 2011, we discontinued offering digital voice and video communication services to customers.  We pay D3 an activation fee, usage charges and a monthly subscriber-based fee for each customer that subscribes for the services provided to us under the D3 Agreement.  For the years ended December 31, 2010 and 2009, we incurred charges of approximately $133,828 and $0, respectively, pursuant to the D3 Agreement.  The initial term of the D3 Agreement is for a period of five years from the date we begin offering VoIP telephony and video services to customers.  The term will renew automatically for successive terms of one year each unless either party provides the other party written notice of termination at least 180 days prior to the expiration of the then-current term.  The D3 Agreement can be terminated by either party for cause or upon 180 days notice for convenience.  D3 is majority owned by D4 Holdings, LLC and we are majority owned by WGI.  D4 Holdings, LLC and WGI have common majority ownership and a common manager.  We believe that this related party transaction was made on terms comparable to terms we could have received in a negotiated transaction with an unrelated third party.

First Revolving Loan and Security Agreement with WGI

WGI Credit Line.  On October 28, 2009, we entered into a Revolving Loan and Security Agreement (the “Revolving Loan”) with WGI, pursuant to which WGI provided us a line of credit in a principal amount of $3,000,000.  Pursuant to the Revolving Loan,

•
as we may request from time to time, WGI agreed to lend amounts up to $3,000,000; interest shall accrue on any loan advances at the rate of 10% per annum; interest is payable beginning on June 1, 2010 and monthly thereafter; any principal amounts repaid are available for re-borrowing; and all outstanding principal and interest outstanding are required to be repaid on October 28, 2014;

•	we granted WGI a security interest in all of our assets and we made customary representations and covenants to WGI;

•	any loan advance requires the satisfaction of customary borrowing conditions; and

•
upon the occurrence of an event of default, (1) WGI may require repayment of all outstanding amounts under the Revolving Loan, may terminate its commitment to make additional loans, and may exercise its rights with respect to the security interest in all of our assets and (2) all outstanding amounts under the Revolving Loan will bear interest at the rate of 15% per annum.

Increases of WGI Credit Line.  On March 9, 2010, we entered into the First Amendment to the Revolving Loan with WGI, pursuant to which WGI will provide us a line of credit for an additional $2,000,000 resulting in an aggregate principal amount available for borrowing under the Revolving Loan, as amended, of $5,000,000.  In connection with the First Amendment, on March 9, 2010, we granted WGI the March 2010 WGI Warrant to purchase up to 6,000,000 shares of our common stock at an exercise price of $0.574 per share that was fully vested on issuance, has a term of 10 years and was not deemed Future Contingent Equity under the Anti-Dilution Warrant.

On August 11, 2010, we entered into the Second Amendment to the Revolving Loan, as amended, with WGI, pursuant to which WGI will provide us a line of credit for an additional $2,000,000 resulting in an aggregate principal amount available for borrowing under the Revolving Loan, as amended, of $7,000,000.  In connection with the Second Amendment, on August 11, 2010, we granted WGI the August 2010 WGI Warrant to purchase up to 8,000,000 shares of our common stock at an exercise price of $0.432 per share that was fully vested on issuance, has a term of 10 years and was not deemed Future Contingent Equity under the Anti-Dilution Warrant.

As of December 31, 2010, we had drawn down $4,400 in principal amount under the Revolving Loan, as amended, and as of April 1, 2011, we had drawn down $2,700 in principal amount under the Revolving Loan, as amended.  We believe that the Revolving Loan, each of the amendments thereto, and the warrants in connection therewith were made on terms no less favorable than we could have received in a negotiated transaction with an unrelated third party.

Other than the foregoing and except for matters disclosed above under Item 11 above, since the beginning of our 2009 fiscal year until the date hereof there has not been any transaction, and there is not currently proposed any transaction, in which we were or will be a participant and the amount involved exceeds (a) $120,000 or (b) one percent of the average of our total assets as of the end of our two most recent fiscal years and in which any related person had or will have a direct or indirect material interest.

Director Independence

Our common stock is currently quoted on the OTCQB and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange. Nevertheless, in determining whether a director or nominee for director should be considered “independent” the board utilizes the definition of independence set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The board has determined that Messrs. Boyd, Fink and Nespola each qualify as “independent” under this rule.  In the event that we list our common stock on Nasdaq Stock Market or another national securities exchange, we will utilize the definition of independence under the rules of such exchange.

In addition, if our common stock were listed on the Nasdaq Stock Market or another national securities exchange, we also would qualify as a “controlled company” under Rule 5615(c)(2) of the Nasdaq Listing Rules (or similar exemptions of other national securities exchanges) because WGI holds more than 50% of the voting power of our common stock. Accordingly, we would have the option to be exempt from the requirements to have:

•	a majority of independent directors;
•	a compensation committee composed solely of independent directors;
•	compensation of our executive officers determined by a majority of independent directors;
•	a nominating committee composed solely of independent directors; and
•
director nominees selected, or recommended for selection by our board of directors, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Although we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange, our board of directors has determined that we would rely on the “controlled company” exemption from the foregoing requirements if we were subject to these requirements.

During fiscal year 2010, Messrs. Cassara, Fink, Nespola and R. Stevanovski served on the Compensation Committee, with Mr. Nespola as Chairman.  Our board of directors suspended the independence requirements in the charter of the Compensation Committee.  Pursuant to its charter, the Compensation Committee has the authority to delegate any of its responsibilities to subcommittees or individual(s) as the Compensation Committee may deem appropriate.  The Compensation Committee has delegated its responsibility for overseeing the administration of the Company’s compensation programs and reviewing and approving the employees who receive awards and the nature of awards under such programs to a subcommittee of the Compensation Committee comprised of Messrs. Fink and Nespola.  Each of Messrs. Fink and Nespola meet the independence requirements in the charter of the Compensation Committee, including the definition of independence set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules.

From January 1, 2010 through March 4, 2010, Messrs. Boyd, Cassara and Fink served on the Audit Committee, with Mr. Boyd as Chairman.  From March 4, 2010 through December 31, 2010, Messrs. Boyd, Nespola and Fink served on the Audit Committee, with Mr. Boyd as Chairman.  In connection with his appointment to the Audit Committee, our board of directors had waived the independence requirements in the charter of the Audit Committee with respect to Mr. Cassara.  Our board of directors determined that Mr. Cassara’s membership on the Audit Committee was in the best interest of the Company and its stockholders in light of his experience in financial and related matters in our industry and the fact that the Audit Committee was composed of only two other members.  Our board of directors has determined that each of Messrs. Boyd, Nespola and Fink meet the requirements of the applicable Securities and Exchange Commission rules for membership on the Audit Committee, including Rule 10A-3(b) under the Exchange Act, is “independent” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules, and qualifies as a “Non-employee Director” for purposes of Rule 16b-3 under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Marcum LLP, the Company’s independent registered public accounting firm, for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2010 and December 31, 2009, and fees billed for other services rendered by Marcum LLP during those periods.

	Fiscal Year Ended December 31,
	2010	2009
Audit fees	$242,000	$206,000
Audit-related fees	0	35,000
Tax fees	32,500	32,000
All other fees	0	0
Total	$275,500	$273,000

In the above table, in accordance with the Securities and Exchange Commission’s definitions and rules, “audit fees” are fees we paid Marcum LLP for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports filed with the Securities and Exchange Commission, as well as for work generally only the independent auditor can reasonably be expected to provide, such as statutory audits and consultation regarding financial accounting and/or reporting standards; “audit-related fees” are fees billed by Marcum LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees billed by Marcum LLP for any services not included in the first three categories.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Consistent with the Securities and Exchange Commission’s policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor.  In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Before the Company or any of its subsidiaries engages the independent auditor to render a service, the engagement must be either specifically approved by the Audit Committee or entered into pursuant to this Pre-Approval Policy.  The Audit Committee must specifically pre-approve the terms of the annual audit services engagement.

Prior to engagement, the Audit Committee pre-approves services by category of service, namely, audit services, audit-related services, tax services or other services.  The fees are budgeted and the Audit Committee requires the independent auditor to with back-up documentation regarding the specific services to be provided, including the nature and scope of the services and the fee structure.  During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval.  In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

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

3.2	Second Amended and Restated Bylaws of WorldGate Communications, Inc. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed May 26, 2010)

3.3
Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 24, 2004 (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the SEC on November 17, 2004)

3.4
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

4.2
Form of Series A Warrant issued by the Company pursuant to the Securities Purchase Agreement dated as of June 24, 2004 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 25, 2004)

4.3
Form of Series B Warrant issued by the Company pursuant to the Securities Purchase Agreement dated as of June 24, 2004 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 25, 2004)

4.4
Form of Series C Warrant issued by the Company pursuant to the Securities Purchase Agreement dated as of June 24, 2004 (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 25, 2004)

4.5	Form of Warrant issued by the Company to Mr. K. Y. Cho (Incorporated by reference to Exhibit 4.9 to our Registration Statement on Form SB-2 filed with the SEC on May 24, 2005)

4.6
Form of Warrant dated August 3, 2005 issued by the Company pursuant to the Stock Purchase Agreement dated August 3, 2005 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2005)

4.7
Form of Warrant dated August 3, 2005 issued by the Company pursuant to the Stock Purchase Agreement dated August 3, 2005 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 8, 2005)

4.8
Form of Amended and Restated Secured Convertible Debenture, originally issued August 11, 2006 dated as of May 17, 2007, issued by the Company to Cornell Capital Partners, LP (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on May 24, 2007)

4.9
Form of amended and restated Secured Convertible Debenture originally issued October 2006, dated May17, 2007, issued by the Company to Cornell Capital Partners, LP (Incorporated by reference to Exhibit 99.3to our Current Report on Form 8-K filed with the SEC on May 24, 2007)

4.10
Warrant, dated April 6, 2009, issued to ACN Digital Phone Service, LLC (Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

4.11
Warrant, dated April 6, 2009, issued to WGI Investor LLC (Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

4.12
Form of Amendment No. 1 to Warrant and Exercise Agreement with respect to the 2004 Amended Warrants (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 26, 2009)

4.13	Form of Amendment No. 1 to Warrant with respect to the 2004 Amended Warrants (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 26, 2009)

4.14
Form of Amendment No. 1 to Warrant and Exercise Agreement with respect to the 2005 Amended Warrants (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 26, 2009)

4.15	Form of Warrant, issued July 8, 2009, by the Company to Mototech, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 10, 2009)

4.16	Form of Amendment No. 1 to Warrant Agreement with respect to the 2007 Warrant (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 20, 2009)

4.17
Revolving Promissory Note, dated October 28, 2009, by WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC  in favor of WGI Investor LLC in a principal amount of $3,000,000 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2009)

4.18
Revolving Promissory Note, dated March 9, 2010, by WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC  in favor of WGI Investor LLC in a principal amount of $5,000,000 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 9, 2010)

4.19
Revolving Promissory Note, dated October 28, 2009, by WorldGate Communications, Inc. WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC in favor of WGI Investor LLC in a principal amount of $7,000,000 (Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed with the SEC on August 13, 2010)

4.20
Promissory Note, dated February 4, 2009, in the amount of $550,000, issued to WGI Investor LLC (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed with the SEC on May 15, 2009)

4.21
Promissory Note, dated March 24, 2009, in the amount of $200,000, issued to WGI Investor LLC (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed with the SEC on May 15, 2009)

4.22	Warrant, dated March 9, 2010, issued to WGI Investor LLC (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed March 9, 2010)

4.23	Warrant, dated March 30, 2010, issued to ACN Digital Phone Service, LLC (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 31, 2010)

4.24
Warrant, dated August 11, 2010, issued to WGI Investor LLC (Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed with the SEC on August 13, 2010)

4.25
Amendment, dated January 27, 2011, to Warrant issued on April 6, 2009 to ACN Digital Phone Service, LLC (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC January 28, 2011)

4.26
Amendment, dated January 27, 2011, to Warrant issued on March 30, 2010 to ACN Digital Phone Service, LLC (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC January 28, 2011)

10.1	Letter Agreement, dated July 8, 2009, between the Company and Mototech, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 10, 2009)

10.2
Letter Agreement, dated October 8, 2009, by and among Snap Telecommunications, Inc., Aequus Technologies Corp., WorldGate Communications, Inc. and OJO Service LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 15, 2009)

10.3
Master Manufacturing Agreement, dated November 18, 2009, between Kenmec Mechanical Engineering Co., Ltd. and Ojo Video Phones LLC [Certain information in this exhibit has been omitted and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934] (Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed March 31, 2010)

10.4
ACN Consumer Communications Equipment Master Purchase Agreement, dated as of April 6, 2009, between ACN Digital Phone Service, LLC and Ojo Video Phones LLC (Incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

10.5
First Amendment, dated March 30, 2010, to Master Purchase Agreement, by and between ACN Digital Phone Service, LLC and Ojo Video Phones LLC [Certain information in this exhibit has been omitted and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934] (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 31, 2010)

10.6
Software Development and Integration and Manufacturing Assistance Agreement, dated as of April 6, 2009, between ACN Digital Phone Service, LLC and Ojo Video Phones LLC (Incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

10.7
Securities Purchase Agreement, dated December 12, 2008, by and between the Company and WGI Investor LLC (Incorporated by reference to Annex A of our Proxy Statement dated February 13, 2009, filed with the SEC on February 13, 2009)

10.8
Registration Rights and Governance Agreement, dated as of April 6, 2009, by and among WorldGate Communications, Inc., WGI Investor LLC, and ACN Digital Phone Service, LLC (Incorporated by reference to Exhibit 10.10 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

10.9
Revolving Loan and Security Agreement, dated October 28, 2009, by and among WGI Investor LLC, WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2009)

10.10
First Amendment to Revolving Loan and Security Agreement, dated March 9, 2010, by and among WGI Investor LLC, WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 9, 2010)

10.11
Second Amendment to Revolving Loan and Security Agreement, dated August 11, 2010, by and among WGI Investor LLC, WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed with the SEC on August 13, 2010)

10.12
Services Agreement, dated October 12, 2009, between ACN, Inc. and WorldGate Communications, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 16, 2009)

10.13
Master Service Agreement, dated October 9, 2009, between Ojo Service LLC and deltathree, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2009)

10.14
Lease Amendment, dated April 2, 2009, between WorldGate Service, Inc. and 3190 Tremont LLC (Incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2009, filed with the SEC on March 31, 2010)

10.15
Office Space Lease, dated March 24, 2010, by and between Horizon Office Development I, L.P. and WorldGate Service, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 25, 2010)

10.16
1996 Stock Option Plan, as amended and restated effective February 15, 2001 (Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed with the SEC on August 17, 2001) †

10.17	WorldGate Communications, Inc. 2003 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 26, 2010) †

10.18	WorldGate Communications, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 26, 2010) †

10.19	Form A of the Non-Qualified Stock Option Grant (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 28, 2009) †

10.20	Form B of the Non-Qualified Stock Option Grant (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 28, 2009) †

10.21	Form of Non-Qualified Stock Option Grant under 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed July 14, 2010) †

10.22	Offer Letter, dated July 31, 2009, to George E. Daddis Jr. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2009) †

10.23	Offer Letter, dated June 23, 2009, to Allan Van Buhler (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed March 31, 2010) †

10.24	Offer Letter, dated April 10, 2009, to Christopher V. Vitale* †

10.25	Offer Letter, dated June 23, 2010, to James G. Dole (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 14, 2010) †

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

10.31
Resignation Letter, dated as of April 8, 2009, from Randall J. Gort to WorldGate Communications, Inc. (Incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009) †

10.32
Resignation Letter, dated as of May 15, 2009, from James McLoughlin to WorldGate Communications, Inc. (Incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009) †

10.33	Resignation Letter, dated as of July 13, 2010, from Joel Boyarski to WorldGate Communications, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 14, 2010) †

10.34
Waiver and Conditional Advance Agreement, dated March 30, 2011, by and among WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Services LLC, and Ojo Video Phones LLC, and WGI Investor LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 31, 2011)

21	Subsidiaries*

23.1	Consent of Marcum LLP*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

†Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.

FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Shareholders of
WorldGate Communications, Inc.

We have audited the accompanying consolidated balance sheets of WorldGate Communications, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WorldGate Communications, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years ended then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2010 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, working capital deficiencies and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WorldGate Communications, Inc.’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 5, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP

Marcum LLP
New York, New York
April 5, 2011

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

To the Audit Committee of the
Board of Directors and Shareholders of
WorldGate Communications, Inc.

We have audited WorldGate Communications, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion WorldGate Communications, Inc. maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31 2010 and 2009 the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended of the Company and our report dated April 5, 2011, expressed an unqualified opinion on those financial statements which included an explanatory paragraph as to the Company’s ability to continue as a going concern.

/s/ Marcum LLP

Marcum LLP
New York, New York

April 5, 2011

WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	As of December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$878	$578
Trade accounts receivable less allowance for doubtful accounts of $110 at December 31, 2010 and $42 at December 31, 2009	11	24
Accounts receivable – related party	96	—
Inventory, net	296	763
Prepaid and other current assets	117	296
Total current assets	1,398	1,661
Property and equipment, net	719	739
Deposits	193	—
Deferred debt issuance costs, net	5,769	—

Total assets	$8,079	$2,400

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$1,995	$535
Accounts payable due to related parties	415	262
Accrued expenses	578	409
Accrued compensation and benefits	182	332
Warranty reserve	343	15
Deferred revenues and income	2,356	1,460
Revolving Loan, with related party	4,400	—
Note payable	49	22
Total current liabilities	10,318	3,035

Long term liabilities:
Revolving Loan, with related party	—	1,400
Total liabilities	10,318	4,435
Commitments and contingencies
Stockholders’ deficiency:
Preferred Stock, $.01 par value, 13,500,000 shares authorized, and 0 shares issued at December 31, 2010 and 2009	-	-
Common Stock, $.01 par value; 700,000,000 shares authorized at December 31, 2010 and 2009, respectively; and 339,475,805 and 337,947,088 shares issued and outstanding at December 31, 2010 and 2009, respectively	3,395	3,380
Additional paid-in capital	282,833	270,330
Accumulated deficit	(288,467)	(275,745)
Total stockholders’ deficiency	(2,239)	(2,035)
Total liabilities and stockholders’ deficiency	$8,079	$2,400

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share amounts)

	Year Ended December 31, 2010	Year Ended December 31, 2009

Revenues (includes $21,114 and $0, respectively, from related party for the years ended December 31, 2010 and 2009)	$21,863	$1,778
Revenue discount from related party	(4,083)	—
Net revenues	17,780
Cost of revenues	17,675	1,414
Gross profit	105	364
Expenses from operations:
Engineering and development	3,736	2,693
Operations	814	551
Sales and marketing	1,475	638
General and administrative	5,186	4,339
Depreciation and amortization	380	302
Total expenses from operations	11,591	8,523

Loss from operations	(11,486)	(8,159)
Other income (expense):
Interest and other income	2	228
Change in fair value of derivative warrants and conversion options	—	4,252
Income from service fee contract termination	—	395
Amortization of debt issuance costs	(888)	—
Amortization of debt discount	—	(2,918)
Loss on equipment disposal	—	(12)
Interest and other expense (includes interest expense of $346 and $14, respectively, with a related party for the years ended December 31, 2010 and 2009)	(350)	(122)
Total other income (expense)	(1,236)	1,823
Net loss	$(12,722)	$(6,336)
Net loss per common share (Basic and Diluted)	$(0.03)	$(0.02)
Weighted average common shares outstanding (Basic and Diluted)	366,239,441	285,035,357

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(dollars and shares in thousands)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Deficiency

Balance at January 1, 2009	118,906	$1,189	$261,478	$(270,857)	$(8,190)
Cumulative effect of a change in accounting principle		-	(1,751)	1,448	(303)
Issuance of common stock upon exercise of stock options	534	5	54	-	59
Issuance of common stock upon cancellation of obligation to a vendor	3,200	32	807	-	839
Issuance of common stock upon exercise of warrants	12,850	129	3,139	-	3,268
Issuance of common stock in the WGI transaction	202,462	2,025	(1,325)	-	700
Cancellation of convertible debt and Accrued Interest as consideration exchanged in the WGI transaction	-	-	5,923	-	5,923
Cancellation of the derivative warrant as consideration exchanged in the WGI transaction	-	-	623	-	623
Reclassification of the derivative warrant upon exercise	-	-	370	-	370
Non-cash stock based compensation			1,012		1,012
Adjustment for rounding	(5)	-	-	-	-
Net Loss	-	-	-	(6,336)	(6,336)

Balance at December 31, 2009	337,947	3,380	270,330	(275,745)	(2,035)
Issuance of common stock upon exercise of stock options	1,500	15	157	—	172
Non-cash stock based compensation	—	—	1,595	—	1,595
Issuance of common stock	29	—	11	—	11
Issuance of warrant to WGI	—	—	6,657	—	6,657
Issuance of warrants to ACN	—	—	4,083	—	4,083
Net Loss	—	—	—	(12,722)	(12,722)

Balance at December 31, 2010	339,476	$3,395	$282,833	$(288,467)	$(2,239)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009

Cash flows from operating activities:
Net loss	$(12,722)	$(6,336)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	380	302
Amortization of debt discount	—	2,918
Amortization of deferred debt issuance costs	888	—
Change in fair value of derivative warrants and conversion options	—	(4,252)
Fair value of warrants recorded as sales discount	4,083	—
Loss on disposal of fixed assets	—	12
Inventory reserve	352	787
Stock based compensation	1,606	1,012
Bad debt expense	68	42
Changes in operating assets and liabilities:
Accounts receivable – trade and related party	(136)	100
Inventory	115	(374)
Prepaid and other current assets	164	(121)
Deposits and other assets	(194)	66
Accounts payable	1,462	(671)
Accounts payable due to related parties	153	262
Accrued expenses	170	35
Accrued compensation and benefits	(150)	159
Warranty reserve	327	(2)
Deferred revenue and income	896	536
Net cash used in operating activities	(2,538)	(5,525)

Cash flows from investing activities:
Capital expenditures	(360)	(536)
Proceeds from the sale of property and equipment	—	12
Net cash used in investing activities	(360)	(524)

Cash flows from financing activities:
Proceeds from issuance of common stock	171	4,026
Proceeds from revolving loan with related party	13,100	1,400
Repayments of revolving loan with related party	(10,100)	—
Proceeds from issuance of notes, net	27	772
Net cash provided by financing activities	3,198	6,198
Net increase in cash and cash equivalents	300	149
Cash and cash equivalents, beginning of year	578	429
Cash and cash equivalents, end of year	$878	$578

The accompanying notes are an integral part of these consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share and per unit amounts)

1. Business and Basis of Presentation

WorldGate Communications, Inc. and its subsidiaries (collectively, “WorldGate” or the “Company”) design and develop innovative digital video phones featuring high quality, real-time, two-way video.  During fiscal year 2010, the Company provided a turn-key digital voice and video communication services platform supplying complete back-end support services.  In connection with our cost reduction measures in March 2011, the Company discontinued offering digital voice and video communication services to customers.

During fiscal year 2010, the Company had two reportable business segments: Services and Equipment. The Services segment was aimed at the marketing and distribution of products and related recurring services to end users. The Services segment was previously known as the Consumer Services segment. The Equipment segment is focused on selling digital video phones directly to telecommunications service providers who already have a digital voice and video management and network infrastructure.  The Equipment segment was previously known as the Original Equipment Manufacturer or OEM segment.  In connection with our cost reduction measures in March 2011, the Company discontinued offering our digital voice and video phone services to customers.

The Company’s financial statements have been prepared on a “going concern” basis, which contemplates realization of assets and liquidation of liabilities in the normal course of business. As discussed in more detail below in Footnote 3, due to the Company’s inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under the Company’s revolving loan with WGI Holdings, LLC (“WGI”) and the reduction of video phone orders in the near term by ACN Digital Phone Service, LLC (“ACN DPS”), a subsidiary of ACN, Inc. (“ACN”), a direct seller of telecommunications services and a distributor of video phones, the Company does not believe its current cash and cash equivalents will satisfy its projected cash requirements in the near term and through December 31, 2011 and there exists substantial doubt about its ability to continue as a going concern.  As a result, the Company’s auditors have included a going concern modification in their audit report on these financial statements at December 31, 2010 and for the fiscal year then ended.  The Company is in the process of reducing its operating costs and other expenditures, including reductions of personnel and capital expenditures.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual reports on Form 10-K. WorldGate was incorporated in Delaware in 1996 to succeed to the business of the predecessor company, WorldGate Communications, L.L.C., which commenced operations in March 1995.

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

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements of the Company include the accounts of WorldGate Communications, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable

The Company records accounts receivable at the invoiced amount. Management reviews the receivable balances on a monthly basis. Management analyzes collection trends, payment patterns and general credit worthiness when evaluating collectability and may require letters of credit whenever deemed necessary. Additionally, the Company has an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2010 and 2009, the Company had total accounts receivable of $121 and $66, respectively, and an allowance for doubtful accounts of $110 and $42, respectively.  Bad debt expense recorded for the years ended December 31, 2010 and 2009 was $68 and $42, respectively, and is recorded in general and administrative expenses.

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

Debt Issuance Costs

The Company amortizes deferred debt issuance costs related to its revolving loan over its term using the straight-line method which approximates the interest rate method unless the debt is extinguished, in which case unamortized balances are immediately expensed.

Revenue Recognition.

Generally, revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectability is reasonably assured, and the delivery and acceptance of the equipment has occurred or services have been rendered. Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Due to the Company’s limited commercial sales history, its ability to evaluate the collectability of customer accounts requires significant judgment. The Company continually evaluates its equipment customers and service customers’ accounts for collectability at the date of sale and on an ongoing basis.

Revenue from equipment sales with standard payment terms is recognized upon the passage of title and the transfer of risk of loss. Under the Services segment, the Company enters into multiple-element arrangements, which includes a combination of equipment and services. In these transactions, the Company evaluates all of the deliverables to determine whether they represent separate units of accounting.  Once the separate units of accounting are determined, the arrangement consideration is allocated among the separate units based on relative fair value.  Specifically, the overall arrangement consideration is allocated to each unit based on the unit’s proportion of the fair value of all of the units in the arrangement.  Service segment revenue was not material for the years ended December 31, 2010 and December 31, 2009.

The Company’s revenue is net of any collections of state or municipal taxes, fees or surcharges on the charges to customers for the products and services that they purchase (such as sales and use, excise, utility user, and ad valorem taxes), and net of other applicable charges related to the Company’s digital voice and video communication service offering (including 911, telecommunications relay services and universal service fund fees). If the Company is subject to the above taxes, fees and surcharges, to the extent permitted by law, the Company generally passes such charges through to its customers.

Customer Inducement

Applicable accounting guidance requires that revenue generated from sales to ACN DPS under the ACN Master Purchase Agreement be reduced to reflect the extent that the fair value of the ACN Warrants (as defined in Footnote 3) are determined to be consideration given by a vendor to a customer for which an otherwise identifiable benefit has not been received. The fair value of the ACN Warrants is measured at fair value using the Black Scholes model. Inherent in this model are assumptions related to expected stock-price volatility, warrant term, risk-free interest rate and dividend yield. Certain of these assumptions require significant judgment, which makes them critical accounting estimates. The Company recorded a non-cash revenue discount of $2,598 during the year ended December 31, 2010 to reflect the fair value of the portion of the ACN Warrants earned as ACN DPS order volume of product exceeded the contract milestone of 50,000 units shipped. Additionally, the Company also accrued a non-cash revenue discount of $1,485 for units shipped but unearned through December 31, 2010 in excess of the 50,000 unit milestone. Revenue discounts are reflected as non-cash charges that are deduced from gross revenues.

In January 2011 and effective as of December 31, 2010, the vesting schedule of the ACN Warrants was amended to provide that the first 1/6 of the ACN Warrants would vest upon reaching 99,440 units shipped to ACN DPS and the remaining 5/6 of the ACN Warrants will vest upon reaching 200,560 units shipped to ACN DPS. As of December 31, 2010, the Company had shipped 99,440 units to ACN DPS.  The change to the vesting schedule did not have any impact on the calculation of the revenue discount as of December 31, 2010.  The calculation of future revenue discounts related to the ACN warrants will be based on the fair value of the warrants and will be variable until the remaining units are shipped.

Advertising Costs

Advertising costs, included in sales and marketing expense, are expensed in the period incurred. Advertising costs were $4 and $22 for the years ended December 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, deferred debt issuance costs, and accounts payable. The book value of cash and cash equivalents, accounts receivable, and accounts payable is considered to be representative of their fair value because of their short term maturities.  The carrying value of the deferred debt issuance costs were measured at the grant date using the Black Scholes model.

Stock-Based Compensation

Stock compensation requires an entity to recognize an expense within its statement of operations for all share-based payment arrangements, which include employee stock option plans, restricted stock grants, and employee stock purchase plans. The Company elected to use straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting. The Company’s stock option grants are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted and is recognized over the requisite service period.

To estimate the grant-date fair value of stock options, the Company used the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury bond due in a number of years equal to the option’s expected term. To estimate expected volatility, the Company analyzed the historic volatility of its common stock. The Company recognizes compensation cost for stock option grants on a straight-line basis over the requisite service period for the entire award from the date of grant through the period of the last separately vesting portion of the grant. The Company records compensation cost within the statement of operations in the same expense line as the cash compensation paid to the respective employees which is included in general and administrative expense in the accompanying consolidated statements of operations.

Engineering and Development Costs

Engineering and development costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in earnings in the period that includes the enactment date. Additionally, taxing jurisdictions could retroactively disagree with the Company’s tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting guidance requires these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Cumulative losses weigh heavily in the overall assessment of the need for a valuation allowance. The Company has a full valuation allowance against the net deferred tax assets as of December 31, 2010 and 2009 due to the Company’s lack of earnings history and the uncertainty as to the realizability of the asset. In the future, if sufficient evidence of the Company’s ability to generate sufficient future taxable income becomes apparent, the Company would be required to reduce its valuation allowance, resulting in a benefit from income tax in the consolidated statements of operations.

The Company recognizes liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company must determine the probability of various possible outcomes. The Company revaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. These revaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual. The Company does not have any reserves for uncertain tax positions as of December 31, 20010 and 2009, respectively. The Company’s evaluation was performed for tax years ended 2007 through 2010, the only periods subject to examination

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2010 and 2009, respectively. The Company does not expect its unrecognized tax benefit position to change during the next year. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Concentration of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. At December 31, 2010, all of the Company’s cash was held at one financial institution. In 2010 and 2009, accounts receivable primarily consisted of receivables from the sale of video phones and voice and video services.

Sales to major customers, in excess of 10% of total revenues were as follows for each of the years ended December 31:

	Sales
Customer	2010	2009
A	97% (related party)	47%
B	—	31%

As of December 31, 2010, Kentec is the sole direct volume manufacturer of video phones to the Company pursuant to a formal relationship established in November 2009.  Kentec is a Taiwanese manufacturer and distributor of high performance, high speed data and computer networking products.

The Company also relies on sole or limited numbers of suppliers for certain components utilized in the assembly of equipment. Further, the Company does not have supply agreements with these sole source suppliers, and the components for the Company’s products are typically procured by Kentec. As a result, most of these third party vendors are not obligated to provide components for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. Additionally, some products may require specialized or high-performance component parts that may not be available in quantities or in time frames that meet the Company’s requirements.  Loss of these suppliers could have a material adverse effect on our business.

During fiscal year 2010, the Company utilized deltathree Inc. (“D3”) for its global telecommunications network for its digital voice and video phone services. While the Company believed that it could replace D3, if necessary, the Company’s ability to provide service to subscribers could be impacted during this timeframe.

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

The FASB published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria for Subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method and also requires expanded disclosures. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this amendment did not have a significant impact on the Company’s financial position, results of operations or cash flows.

Liquidity

The Company has incurred recurring net losses and has an accumulated deficit of $288,467, stockholder’s deficiency of $2,239 and a working capital deficiency of $8,920 as of December 31, 2010.

In October 2009, the Company entered into a Revolving Loan and Security Agreement with WGI pursuant to which WGI agreed to provide to the Company a line of credit in the principal amount of $3,000. In March 2010, the principal amount of the line of credit was increased to $5,000, and in August 2010 the principal amount of the line of credit was increased to $7,000. As of December 31, 2010, there was $2,600 of unused borrowing capacity under our Revolving Loan and Security Agreement.

As of December 31, 2010, the Company had $10,318 of liabilities. These liabilities primarily included $4,400 under the Revolving Loan and Security Agreement, $1,995 of accounts payable, $2,356 of deferred revenues and income, $760 of accrued expenses, $415 payable to related parties and $343 product warranty reserve. Substantially all of the Company’s assets are pledged pursuant to the Revolving Loan and Security Agreement.

The Company’s ability to generate cash is dependent upon the sale of the Company’s products and on obtaining cash through the private or public issuance of debt or equity securities. Given that the Company’s video phone business involves a newly developed video phone with no market penetration in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of the Company’s sales efforts could also have an adverse impact on our ability to raise additional financing.

ACN Video Phone Purchases.  On March 8, 2011, ACN DPS informed the Company that, although it intends to abide by its obligations under the Master Purchase Agreement, as amended, ACN DPS expected to revise its purchase forecast downward for video phones.  On March 22, 2011, the Company received a significantly reduced ordering forecast from ACN DPS for the remainder of 2011, based in part on a significant build up in inventory of unsold video phones held by ACN DPS.  The Master Purchase Agreement requires ACN DPS to purchase 300,000 video phones over a two year period (i.e. through August 2012), but does not specify the timing of such purchases during the two year commitment period.  Accordingly, the Company expects that revenues from sales to ACN DPS in fiscal year 2011 will be significantly lower than in fiscal year 2010, which the Company expects will have a material impact on its ability to generate cash from product sales.

Advances Under the Revolving Loan.  Each loan advance under the Revolving Loan and Security Agreement requires the satisfaction of certain conditions, including a condition that there shall not have occurred, in WGI’s sole discretion, any material adverse change in the Company’s business, operations or condition (financial or otherwise) or a material impairment in the prospect of repayment of any portion of the Company’s obligations under the Revolving Loan and Security Agreement.  On March 8, 2011, following the Company’s request for funds from the Revolving Loan and Security Agreement pursuant to a notice of borrowing, WGI informed the Company that it believes the Company has not satisfied the condition relating to the absence of a material adverse change or material impairment in the prospect of repayment of the Company’s obligations under the Revolving Loan and Security Agreement and, therefore, no loan advance under the Revolving Loan and Security Agreement was to be made at that time.

On March 30, 2011, the Company entered into a Waiver and Conditional Advance Agreement (the “Advance Agreement”) with WGI.  Pursuant to the Advance Agreement, WGI agreed to provide the Company up to $1,200 in funds under the Revolving Loan and Security Agreement to fund specific expenses pursuant to a proposed operating budget through June 24, 2011.  The Advance Agreement also provided that the obligation of the Company to make periodic interest payments on outstanding amounts under the Revolving Loan and Security Agreement is deferred until July 1, 2011, at which time (i) all accrued but unpaid interest is due and payable, and (ii) the obligation of the Company to make periodic interest payments under the Revolving Loan and Security Agreement resumes.  The Company acknowledged its failure to meet certain borrowing conditions under the Revolving Loan and Security Agreement and that WGI is not obligated to make further loan advances under the Revolving Loan and Security Agreement.  The Company also provided WGI and its related parties with a release of all claims relating to the Advance Agreement and the Revolving Loan and Security Agreement.

Due to the Company’s inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under the Revolving Loan and Security Agreement beyond an additional $1,200 of funds and the reduction of video phone orders in the near term by ACN DPS, the Company does not believe its current cash and cash equivalents will satisfy our projected cash requirements in the near term and through December 31, 2011 and there exists substantial doubt about the Company’s ability to continue as a going concern.  As a result, the Company’s auditors have included a going concern modification in their audit report on the Company’s financial statements at December 31, 2010.  The Company is in the process of reducing its operating costs and other expenditures, including reductions of approximately two-thirds of the Company’s workforce, terminating office lease obligations in Pittsford, New York, substantial reductions in research and development activities and discontinuation of our digital voice and video communication services to customers.

The Company also believes that, based on currently projected cash inflows generated from operations, the Company may be unable to pay future scheduled interest and/or principal payments under the Revolving Loan and Security Agreement as these obligations become due.  If WGI is not willing to waive compliance or otherwise modify the Company’s obligations such that the Company is able to avoid defaulting on such obligations, WGI could accelerate the maturity of the Company’s debts due to it.  Further, because WGI has a lien on all of the Company’s assets to secure the Company’s obligations under the Revolving Loan and Security Agreement, WGI could take actions under the loan agreement and seek to sell the Company’s assets to satisfy the Company’s obligations thereunder. All of these actions would likely have an immediate material adverse effect on the Company’s business, financial condition or results of operations.

In view of the Company’s current cash resources, nondiscretionary expenses, debt and near term debt service obligations, the Company intends to explore all strategic alternatives available to it, including, but not limited to, a sale or merger of the Company or certain of its assets, recapitalization, partnership, debt or equity financing, financial reorganization, liquidation and/or ceasing operations.  The Company may determine that it is in its best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code.  Seeking relief under the U.S. Bankruptcy Code, even if the Company is able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between the Company and its existing and potential customers, employees, and others. Further, if the Company was unable to implement a successful plan of reorganization, the Company might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.

The Company’s board of directors has established a special committee of directors that are independent and disinterested from WGI and ACN to guide the Company through the evaluation of strategic alternatives.  There can be no assurance that exploration of strategic alternatives will result in the Company pursuing any particular transaction or, if we pursue any such transaction, that it will be completed.  The Company does not expect to make further public comment regarding its consideration of strategic alternatives until the Company’s board of directors has approved a specific course of action, the Company’s board of directors deems disclosure of significant developments is appropriate, or the Company is legally required to do so.

Because of the Company’s significant losses to date and the Company’s limited tangible assets, the Company does not fit traditional credit lending criteria, which, in particular, could make it difficult for the Company to obtain loans or to access the capital markets. If the Company issues additional equity or convertible debt securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of the Company’s common stock.

Reclassification

Certain prior year amounts have been reclassified to conform to the current-year presentation.

Note 3. WGI / ACN DPS transaction

Securities Purchase. In April 2009, the Company issued to WGI an aggregate of 202,462,155 shares of its common stock in a private placement transaction representing approximately 63% of the total number of the issued and outstanding shares of the Company’s common stock, as well as a warrant to purchase up to 140,009,750 shares of the Company’s common stock in certain circumstances (the “Anti-Dilution Warrant”) in exchange for (a) cash consideration of $1,450, (b) the cancellation of convertible debentures held by WGI under which approximately $5,100 in principal and accrued interest was outstanding, and (c) the cancellation of certain outstanding warrants held by WGI to purchase shares of the Company’s common stock. WGI is a private investment fund whose ownership includes owners of ACN, a direct seller of telecommunications services and a distributor of video phones.

Anti-Dilution Warrant. The Anti-Dilution Warrant entitles WGI to purchase up to 140,009,750 shares of the Company’s common stock at an exercise price of $0.01 per share to the extent the Company issues any capital stock upon the exercise or conversion of (i) any warrants, options and other purchase rights that were outstanding as of April 6, 2009 (“Existing Contingent Equity”), (ii) up to approximately 19.7 million shares underlying future options, warrants or other purchase rights issued after April 6, 2009 (“Future Contingent Equity”), or (iii) the warrant issued to ACN DPS, a subsidiary of ACN, to purchase up to approximately 38.2 million shares of the Company’s common stock at an exercise price of $0.0425 per share (the “ACN 2009 Warrant”). The Anti-Dilution Warrant is designed to ensure that WGI may maintain ownership of 63% of the Company’s issued and outstanding shares of capital stock in the event that any of the Company’s capital stock is issued in respect to the Existing Contingent Equity, the Future Contingent Equity or the ACN 2009 Warrant – upon each issuance of a share pursuant to Existing Contingent Equity, Future Contingent Equity or the ACN 2009 Warrant, the Anti-Dilution Warrant may be exercised for 1.7027027 shares. The term of the Anti-Dilution Warrant is ten years from the date of issuance, and the shares subject to the Anti-Dilution Warrant will be decreased proportionally upon the expiration of Existing Contingent Equity, Future Contingent Equity and the ACN 2009 Warrant. As of December 31, 2010, the full amount of Future Contingent Equity (approximately 19.7 million shares) had been fully allocated to options and warrants issued by the Company after April 6, 2009, and therefore, any future options, warrants or other purchase rights issued by the Company will not be considered Future Contingent Equity.

Commercial Relationship with ACN DPS. In April 2009, the Company entered into a commercial relationship with ACN DPS pursuant to which the Company agreed to design and sell video phones to ACN DPS (the “Commercial Relationship”). As part of the Commercial Relationship, the Company entered into two agreements with ACN DPS:  a Master Purchase Agreement pursuant to which ACN DPS committed to purchase 300,000 videophones over a two-year period (the “Master Purchase Agreement”) and a Software Development and Integration and Manufacturing Assistance Agreement pursuant to which ACN DPS committed to provide the Company with $1,200 to fund associated software development costs. In connection with the Commercial Relationship, the Company granted ACN DPS the ACN 2009 Warrant, which vests incrementally based on ACN DPS’s purchases of video phones under the Commercial Relationship.

In March 2010, the Company entered into the First Amendment (the “MPA Amendment”) to the Master Purchase Agreement with ACN DPS to require ACN DPS to pay 50% of the purchase price for video phones pursuant to a purchase order upon the later of (a) acceptance of the purchase order by the Company and (b) five (5) weeks prior to the delivery of video phones to ACN DPS at the Company’s manufacturing facility. ACN DPS will pay the remaining 50% of the purchase price upon delivery of the video phones to ACN DPS at the Company’s manufacturing facility. In connection with the MPA Amendment, the Company granted ACN DPS a warrant to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.0425 per share (the “ACN 2010 Warrant”). The ACN 2010 Warrant will vest incrementally based on ACN DPS’s purchases of video phones under the Master Purchase Agreement. The Company refers to the ACN 2009 Warrant and the ACN 2010 Warrant collectively as the “ACN Warrants.”

In August 2010, the Company received official notice of certification and technical acceptance of the Ojo Vision digital video phone from ACN DPS, which triggered the requirement for ACN to issue an order for 80,000 units of the Company’s video phones.

In January 2011 and effective as of December 31, 2010, the vesting schedule of the ACN Warrants was amended to provide that the first 1/6 of the ACN Warrants would vest upon reaching 99,440 units shipped to ACN DPS and the remaining 5/6 of the ACN Warrants will vest upon reaching 200,560 units shipped to ACN DPS. As of December 31, 2010, the Company had shipped 99,440 units to ACN DPS.

On March 8, 2011, ACN DPS informed the Company that, although it intends to abide by its obligations under the Master Purchase Agreement, as amended by the MPA Amendment, ACN DPS expected to revise its purchase forecast downward for video phones.  On March 22, 2011, the Company received a significantly reduced ordering forecast from ACN DPS for the remainder of 2011, based in part on a significant build up in inventory of unsold video phones held by ACN DPS.  The Master Purchase Agreement requires ACN DPS to purchase 300,000 video phones over a two year period (i.e. through August 2012), but does not specify the timing of such purchases during the two year commitment period.

Revolving Loan and Security Agreement with WGI. In October 2009, the Company entered into a Revolving Loan and Security Agreement with WGI pursuant to which WGI provided the Company a line of credit in a principal amount of $3,000. In March 2010, the principal amount of the line of credit was increased to $5,000. In August 2010, the principal amount of the line of credit was increased to $7,000. Interest accrues on any loan advances at the rate of 10% per annum. Interest payments commenced June 1, 2010 and are payable monthly after such date, and any principal amount repaid is available for re-borrowing. All outstanding principal and interest outstanding are required to be repaid on October 28, 2014. The Company granted WGI a security interest in substantially all of the Company’s assets and the Company made customary representations and covenants to WGI. Any loan advance requires the satisfaction of customary borrowing conditions. Upon the occurrence of an event of default, (1) WGI may require repayment of all outstanding amounts under the Revolving Loan and Security Agreement, may terminate its commitment to make additional loans, and may exercise its rights with respect to the security interest in substantially all of the Company’s assets and (2) all outstanding amounts under the Revolving Loan and Security Agreement will bear interest at the rate of 15% per annum. As of December 31, 2010, the outstanding balance under the Revolving Loan and Security Agreement was $4,400. During the year ended December 31, 2010, the Company made interest payments to WGI aggregating $291.

In connection with the increase of the principal amount of the Revolving Loan and Security Agreement to $5,000, on March 9, 2010, the Company granted WGI a warrant to purchase up to 6.0 million shares of the Company’s common stock at an exercise price of $0.574 per share. The warrant was fully vested on issuance and has a term of 10 years. The warrant has a value of $3,330 utilizing the Black-Scholes option pricing model with the following assumptions: term of 10 years, volatility of 162%, dividends of $0 and a risk free interest rate of 3.71%.

In connection with the increase of the principal amount of the Revolving Loan and Security Agreement to $7,000, on August 11, 2010, the Company granted WGI a warrant to purchase up to 8.0 million shares of the Company’s common stock at an exercise price of $0.432 per share. The warrant was fully vested on issuance and has a term of 10 years. The warrant has a value of $3,327 utilizing the Black-Scholes option pricing model with the following assumptions: term of 10 years, volatility of 161%, dividends of $0 and a risk free interest rate of 2.72%.

Each loan advance under the Revolving Loan and Security Agreement with WGI requires the satisfaction of certain conditions, including a condition that there shall not have occurred, in WGI’s sole discretion, any material adverse change in the Company’s business, operations or condition (financial or otherwise) or a material impairment in the prospect of repayment of any portion of the Company’s obligations under the Revolving Loan and Security Agreement.  On March 8, 2011, following the Company’s request for funds from the Revolving Loan and Security Agreement pursuant to a notice of borrowing, WGI informed the Company that it believes the Company has not satisfied the condition relating to the absence of a material adverse change or material impairment in the prospect of repayment of the Company’s obligations under the Revolving Loan and Security Agreement and, therefore, no loan advance under the Revolving Loan and Security Agreement was to be made at that time.

On March 30, 2011, the Company entered into the Advance Agreement with WGI.  Pursuant to the Advance Agreement, WGI agreed to provide the Company up to $1,200 in funds under the Revolving Loan and Security Agreement to fund specific expenses pursuant to a proposed operating budget through June 24, 2011.  The Advance Agreement also provided that the obligation of the Company to make periodic interest payments on outstanding amounts under the Revolving Loan and Security Agreement is deferred until July 1, 2011, at which time (i) all accrued but unpaid interest is due and payable, and (ii) the obligation of the Company to make periodic interest payments under the Revolving Loan and Security Agreement resumes.  The Company acknowledged its failure to meet certain borrowing conditions under the Revolving Loan and Security Agreement and that WGI is not obligated to make further loan advances under the Revolving Loan and Security Agreement.  The Company also provided WGI and its related parties with a release of all claims relating to the Advance Agreement and the Revolving Loan and Security Agreement.

Note 4. Secured Convertible Debentures and Related Warrants.

Accounting for Convertible Debentures. In December 2008, WGI acquired all of the Company’s outstanding convertible debentures. The Company initially accounted for conversion options embedded in the convertible debentures by bifurcating conversion options embedded in convertible debentures from their host instruments and accounting for them as free standing derivative financial instruments. The applicable accounting guidance states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control that they should be classified as a liability and measured at fair value on the balance sheet.

From January 1, 2009 through April 6, 2009 (the date the debentures were cancelled), there were no conversions of the debentures. As a result, during the year ended December 31, 2009 there were no issuances of the Company’s common stock related to the debentures. During the year ended December 31, 2008, $1,921 in face value of the convertible debentures was converted, resulting in the issuance of 61,956,168 shares of the Company’s common stock. As a result of the amortization, $2,918 of the discount on the convertible debenture has been charged to amortization of debt discount for the year ended December 31, 2009. As of December 31, 2009, there was no debt or interest outstanding as a result of the cancellation of the convertible debentures and interest on April 6, 2009.

Determination that Warrants Were Not Indexed to the Company’s Common Stock. On January 1, 2009, in connection with the adoption of newly issued accounting guidance, the Company determined that warrants issued in August 2006 and October 2006 were not indexed to the Company’s own stock. Accordingly, the Company determined that these warrants were derivative instruments, and on January 1, 2009, recorded derivative liabilities of $479 and $406 for each of the August 2006 and October 2006 warrants, respectively. At January 1, 2009, the Company determined the fair value of the warrant derivative liability using the Black-Scholes valuation model, which approximates the fair value measured using the Binomial Lattice Model, applying the actual price of shares of the Company’s common stock on January 1, 2009 ($0.38), applicable volatility rate (242%), and the period close risk-free interest rate (0.27%) for the instruments’ remaining contractual lives of 2.61 years for the August 2006 tranche and 2.78 years for the October 2006 tranche. In connection with recording the warrant derivative liabilities, the Company determined the cumulative effect of a change in accounting principle as if they were recorded at inception, and increased the debt discount related to the October 2006 tranche by $584, reduced additional paid in capital by $1,751 for the previously recorded equity value of the warrants and decreased accumulated deficit by $1,448 for inception to adoption date mark to market and discount amortization adjustments.

Accounting for Derivative Instruments. The Company accounted for certain warrants, including the warrants issued as part of the June 2004 private placement of preferred stock and the warrants issued as part of the August 2006 and October 2006 private placement of convertible debentures, as a derivative liability using the Black-Scholes fair value method, which approximates the fair value measured using the Binomial Lattice Model, at the end of each quarter, with the resultant gain or loss recognition recorded in operations. The August 2006 and October 2006 warrants were cancelled on April 6, 2009. In June 2009, the Company amended the exercise price and other provisions of certain warrants issued in the June 2004 private placement (collectively, the “2004 Amended Warrants”) representing rights to purchase 8,771,955 shares of the Company’s common stock. The exercise price of the 2004 Amended Warrants was amended to $0.25 per share of the Company’s common stock and the expiration date of the 2004 Amended Warrants was amended to August 2009. All of the 2004 Amended Warrants were exercised as of December 31, 2009. All warrants issued in June 2004 that were not included in the 2004 Amended Warrants had expired unexercised during 2009. The Company recognized a total non-cash gain of $4,252 for the year ended December 31, 2009 for these derivative warrants.

5. Inventory

The Company’s inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined at the lower of cost or market on a first-in, first-out cost basis. As of December 31, 2010, the Company’s inventory balance was $296 net of a reserve of $405 for excess and obsolete inventory. The Company adjusted its reserve for excess and obsolete inventory by $352 during 2010 due to diminished expectations for sale of the legacy Ojo 900 and 1000 phone inventory. As of December 31, 2009, the Company’s inventory balance was $763 net of a reserve of $757 for excess and obsolete inventory.

6. Deferred Debt Issuance Costs

In connection with the increase of the principal amount of the Revolving Loan and Security Agreement to $5,000, on March 9, 2010, the Company granted WGI a warrant to purchase up to 6.0 million shares of the Company’s common stock. The warrant had a value of $3,330 utilizing the Black-Scholes option pricing model which was recorded as a deferred debt issuance cost and will be amortized on a straight-line basis, which approximates the interest rate method, over the remaining term of the Revolving Loan and Security Agreement.  As of December 31, 2010, $582 of this warrant had been amortized and the balance of the deferred debt issuance cost was recorded as a long term asset.

In connection with the increase of the principal amount of the Revolving Loan and Security Agreement to $7,000, on August 11, 2010, the Company granted WGI a warrant to purchase up to 8.0 million shares of the Company’s common stock.  The warrant had a value of $3,327 utilizing the Black-Scholes option pricing model which was recorded as a deferred debt issuance cost and will be amortized on a straight-line basis, which approximates the interest rate method, over the remaining term of the Revolving Loan and Security Agreement. As of December 31, 2010, $306 of this warrant had been amortized and the balance of the deferred debt issuance cost was recorded as a long term asset.

7. Property and Equipment

Property and equipment consist of the following at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Computer equipment and system packages	$431	$792
Furniture and fixtures	150	426
Hardware, software and tooling	2,172	1,983
Leasehold improvements	2	40
Sub-Total	2,755	3,241
Accumulated depreciation and amortization	(2,036)	(2,502)
Property and equipment, net	$719	$739

Depreciation and amortization on property and equipment in the amount of $380 and $302 was recorded for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, certain equipment, furniture and fixtures were sold and disposed of during the Company’s move to a larger facility. The net loss realized during the years ended December 31, 2010 and 2009 was $0 and $12, respectively.

8. Accrued Expenses

The Company’s accrued expenses consisted of the following as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Interest on notes	$—	$10
D3 network fees	37	—
License fees	88	—
Contingent penalties	157	157
Inventory purchased by vendor	132	—
Board fees	—	94
Taxes	2	33
Other	162	115
Total	$578	$409

9. Warranty Reserve

The Company provides a warranty covering defects arising from the sales of its video phone product. This warranty is limited to a specific time period. Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. While the Company believes its estimate at December 31, 2010 is reasonable and adequate, it is subject to change based on its future sales and experience, which may require an increase or decrease in its reserve.

The following is a roll-forward of the warranty reserves for 2010 and 2009, respectively:

	2010	2009
Beginning balance	$15	$17
Change in reserve	328	(2)
Ending balance	$343	$15

10. Deferred Revenues and Income

Deferred Revenues and Income consists primarily of advance payments received from ACN DPS for units that have not been shipped. As of December 31, 2010 and 2009, respectively, the Company received advanced payments of $2,158 and $1,460 from ACN DPS for units that had not been shipped as of year-end.

11. Income Taxes

The significant components of the net deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	As of December 31,
	2010	2009
Current Deferred Tax Assets
Officer compensation accrued expense and other	$5,072	$2,538
Inventory	365	550
Total current deferred tax assets	5,437	3,088
Valuation allowance	(5,437)	(3,088)
Net current deferred tax assets	$0	$0

Non Current Tax Assets
Federal tax loss carryforwards	$5,192	$3,188
State tax loss carryforwards	992	609
Property and equipment	724	724
Research and experimentation credits	396	175
Total deferred tax assets	7,304	4,696
Valuation allowance	(7,304)	(4,696)
Net non current deferred tax assets	$0	$0
Net Deferred Tax Asset	$0	$0

The change in the valuation allowance for deferred tax assets are summarized as follows:

	As of December 31,
	2010	2009
Beginning balance	$7,784	$6,357
Change in allowance	4,957	1,427
Ending balance	$12,741	$7,784

The following table is a reconciliation of the provision to loss on continuing operations computed at the U.S. Federal statutory tax rate:

	As of December 31,
	2010	2009
Tax provision at federal statutory rate	(34)%	(34)%
State taxes	(6)	(6)
Change in valuation allowance for deferred tax	39%	47%
Change in fair value of derivative warrants	0%	(23)%
Debt discount	2%	16%
Other	(1)	—
Totals	0.00%	0.00%

October 2008 Change of Ownership.  Upon completing an initial analysis as required by the Internal Revenue Code (“IRC”) Section 382, it was concluded that during October 2008, as a result of the aggregation of shares related to the conversion of the convertible debenture into shares of the Company’s common stock by the convertible debenture holder, the Company experienced a change of ownership as defined in Section 382.  Prior to the change, the Company had a net operating loss carry forward (NOL) of approximately $237,440.  Due to the annual limitations imposed by Section 382, the Company will be unable to utilize approximately $234,951 of this net operating loss and the remaining amount of approximately $2,489 will be subject to an annual utilization limitation of approximately $124 for 20 years.

April 2009 Change of Ownership. Upon completing an initial analysis as required by IRC Section 382, it was preliminarily concluded that during April 2009, as a result of the private placement pursuant to which WGI acquired shares of the Company’s common stock representing 63% of the outstanding shares of the Company’s common stock, the Company has experienced a second change of ownership as defined in Section 382. As a result of the 2009 change, the limitation preliminarily attributable to the 2008 change of ownership of approximately $124 annually may remain in place limiting approximately $2,489 of NOL. Further, as a result of the April 2009 change of ownership the loss attributable to operations after the October 2008 change of ownership and prior to April 2009 change of ownership of approximately $2,921 may be fully available without limitation.

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

The Federal and state NOL (primarily Pennsylvania) as of December 31, 2010 is approximately $15,271 and expires between 2028 and 2030.  The Federal R&E credit carryover of approximately $295 also expires between 2028 and 2030.

12. Debt

The Company has a Revolving Loan and Security Agreement with WGI pursuant to which the maximum principal amount of the line of credit is $7,000. All outstanding principal and interest outstanding are required to be repaid on October 28, 2014. The Company granted WGI a security interest in substantially all the assets of the Company and the Company made customary representations and covenants to WGI. As of December 31, 2010 and 2009, the Company’s outstanding balance under this agreement was $4,400 and $1,400, respectively. During the 12 months ended December 31, 2010 and 2009, the Company made interest payments to WGI aggregating $291 and $0, respectively. As of December 31, 2010 and 2009, interest payable was $38 and $0, respectively.

Each loan advance under the Revolving Loan and Security Agreement with WGI requires the satisfaction of certain conditions, including a condition that there shall not have occurred, in WGI’s sole discretion, any material adverse change in the Company’s business, operations or condition (financial or otherwise) or a material impairment in the prospect of repayment of any portion of the Company’s obligations under the Revolving Loan and Security Agreement.  On March 8, 2011, following the Company’s request for funds from the Revolving Loan and Security Agreement pursuant to a notice of borrowing, WGI informed the Company that it believes the Company has not satisfied the condition relating to the absence of a material adverse change or material impairment in the prospect of repayment of the Company’s obligations under the Revolving Loan and Security Agreement and, therefore, no loan advance under the Revolving Loan and Security Agreement was to be made at that time.

On March 30, 2011, the Company entered into the Advance Agreement with WGI.  Pursuant to the Advance Agreement, WGI agreed to provide the Company up to $1,200 in funds under the Revolving Loan and Security Agreement to fund specific expenses pursuant to a proposed operating budget through June 24, 2011.  The Advance Agreement also provided that the obligation of the Company to make periodic interest payments on outstanding amounts under the Revolving Loan and Security Agreement is deferred until July 1, 2011, at which time (i) all accrued but unpaid interest is due and payable, and (ii) the obligation of the Company to make periodic interest payments under the Revolving Loan and Security Agreement resumes.  The Company acknowledged its failure to meet certain borrowing conditions under the Revolving Loan and Security Agreement and that WGI is not obligated to make further loan advances under the Revolving Loan and Security Agreement.  The Company also provided WGI and its related parties with a release of all claims relating to the Advance Agreement and the Revolving Loan and Security Agreement.

13. Stockholders’ Equity

Anti-Dilution Warrant

The following table summarizes, as of December 31, 2010, each contingent equity category under the Anti-Dilution Warrant and the exercisability of the Anti-Dilution Warrant.

	Shares Under Contingent Equity Categories
		As of December 31, 2010
Contingent Equity Categories	Issuable as of April 6, 2009	Terminated or Expired Shares	Shares Not Exercisable	Shares Exercisable	Total Shares Issuable (Exercisable and Non-Exercisable)
Existing Contingent Equity	24,318,869	7,164,151	3,291,266	13,863,452	17,154,718
Future Contingent Equity	19,689,182	1,138,640	17,501,793	1,048,750	18,550,543
ACN 2009 Warrant	38,219,897	0	38,219,897	0	38,219,897
Total Contingent Equity	82,227,948	8,302,791	59,012,956	14,912,202	73,925,158
Anti-Dilution Warrant (Total Contingent Equity * 1.7027027)	140,009,750	14,137,184	100,481,519	25,391,047	125,872,566

ACN Warrants

In connection with the commercial relationship with ACN DPS, the Company granted ACN DPS the ACN 2009 Warrant to purchase up to approximately 38.2 million shares of common stock at an exercise price of $0.0425 per share. The ACN 2009 Warrant granted to ACN DPS will vest incrementally based on ACN DPS’s purchases of video phones under the Master Purchase Agreement.

On March 30, 2010, the Company amended the Master Purchase Agreement with ACN DPS. In connection with the this amendment, the Company granted ACN DPS the ACN 2010 Warrant to purchase up to 3 million shares of common stock at an exercise price of $0.0425 per share. The ACN 2010 Warrant will vest incrementally based on ACN DPS’s purchases of video phones under the Master Purchase Agreement, as amended by the MPA Amendment.

In January 2011 and effective as of December 31, 2010, the vesting schedule of the ACN Warrants was amended to provide that the first 1/6 of the ACN Warrants would vest upon reaching 99,440 units shipped to ACN DPS and the remaining 5/6 of the ACN Warrants will vest upon reaching 200,560 units shipped to ACN DPS. As of December 31, 2010, the Company had shipped 99,440 units to ACN DPS.

The Black Scholes economic model calculations of these fair values was based on the following assumptions:

	Vested warrant for 6,869,982 shares	Unvested warrant for 34,349,915 shares
Market Price	$0.38	$0.22
Exercise Price	$0.0425	$0.0425
Term	8.53 yrs	8.26 yrs
Volatility Rate	165.12%	166.16%
Interest Rate	2.200%	2.960%

A summary of the Company warrant activity for the year ended December 31, 2010, is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, January 1, 2010	168,755,235	$0.04
Granted	17,000,000	0.23
Exercised	0	0.00
Cancelled / Forfeited/ Expired	(4,662,771)	(0.91)
Outstanding, December 31, 2010	181,092,464	$0.05	8.38
Exercisable, December 31, 2010	46,261,030	$.16	8.63

Stock Option Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). In October 2004, the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). The 2003 Plan replaced the 1996 Plan for new grants. No additional shares were reserved for the new plan with all available shares under the 1996 Plan made available for the new plan. On May 26, 2009, the board of directors of the Company approved the terms of Amendment No. 1 (the “Amendment”) to the 2003 Plan, subject to stockholder approval. The Amendment, among other things, increased the maximum number of shares of common stock that may be issued or transferred under the 2003 Plan to 26,500,000 and increased the maximum amount of shares that may be issued in any fiscal year to any single participant in the 2003 Plan underlying an option award to 2,000,000 shares. On May 20, 2010, the Company’s stockholders approved the Amendment and, immediately thereafter, the 2003 Plan was terminated (except for outstanding awards) upon the approval of the adoption of the 2010 Plan (as described below) by the stockholders.

On May 20, 2010, the Company’s stockholders approved the adoption of the WorldGate Communications, Inc. 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan authorizes the board of directors of the Company or the Compensation Committee to provide equity-based compensation in the form of stock options and restricted stock awards to the Company’s directors, officers, other employees and consultants. Total awards under the 2010 Plan are limited to 12,000,000 shares of common stock plus any shares relating to awards that expire or are forfeited or cancelled under the 2010 Plan.

Each of the 1996 Plan, the 2003 Plan and 2010 Plan are administered by a committee of the board of directors of the Company. The committee determines the term of each award, provided, however, that the exercise period may not exceed ten years from the date of grant, and for incentive stock options, in certain instances, may not exceed five years. As of December 31, 2010, there were 9,647,860 shares available for grant under the 2010 Plan and 22,728,426 options and restricted shares outstanding.

The weighted-average fair values of the options granted were $0.48 and $0.33 per option during the years ended December 31, 2010 and 2009, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes fair value option valuation model. The following weighted-average assumptions were used for grants in 2010 and 2009, respectively: expected volatility of 153.98% and 191.9%; average risk-free interest rates of 2.29% and 2.53%; dividend yield of 0%; and expected lives of 6.3 and 6.3 years.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award. As a result, the Company’s net loss before taxes for the year ended December 31, 2010 and 2009 included approximately $1,595 and $1,012, respectively, of stock based compensation. The stock based compensation expense is included in general and administrative expense in the consolidated statements of operations. The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

A summary of the Company’s stock plans is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2010	21,641,878	$0.26

Granted	2,912,140	$0.48
Exercised	(1,499,717)	$0.11
Cancelled/forfeited	(354,875)	$0.83
Outstanding, December 31, 2010	22,699,426	$0.40	8.19 years	$331,154
Exercisable, December 31, 2010	6,691,486	$0.55	7.23 years	$259,952

The total intrinsic value of stock options exercised during the years ended December 31, 2010 and 2009 was $204 and $466, respectively. In connection with these exercises, the Company remitted $73 and $147 for the payment of withholding taxes during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, there was $4,428 of total unrecognized compensation arrangements granted under the Plan. The cost is expected to be recognized through 2013. Cash received from exercise of options for the years ended December 31, 2010 and 2009 was $171 and $59, respectively.

Restricted Stock Grants

The 2003 Plan provided for performance share grants of restricted shares of common stock representing the right to receive a payment in cash, shares of common stock, or a combination thereof as determined by the Compensation Committee equal to the value of the shares of common stock on achievement of performance criteria. An aggregate of 1,151,000 restricted shares were granted on October 3, 2007 and December 20, 2007 to certain executives that vest upon the achievement of certain performance criteria. During the year ended December 31, 2010, 29,000 of these shares vested based on the achievement of certain performance criteria. For the year ended December 31, 2010, the Company recorded an expense of $11 with respect to performance share grants.  As of December 31, 2010, 29,000 shares remain outstanding.  Subsequent to December 31, 2010, these remaining shares were forfeited.

Note 14. Net (Loss) Per Share (Basic and Diluted)

The Company displays dual presentation of earnings per share as both basic and diluted earnings per share (“EPS”). Basic EPS includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Basic weighted average shares outstanding at December 31, 2010 and 2009 includes 32,261,030 and 22,788,098, respectively, shares issuable in the future under the terms of the WGI Anti-Dilution Warrant, ACN 2009 Warrant and ACN 2010 Warrant as of December 31, 2010 and 2009, respectively, as these warrants are exercisable at a nominal amount. Diluted EPS includes, under the “treasury stock” and “if converted” methods, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances are not included in the computation when they are not in the money or their effect would be anti-dilutive.

Potential common shares excluded from net loss per share for the twelve months ended December 31, 2010, and 2009, respectively, were 171,559,860 and 167,917,015, respectively, because their effect would be anti-dilutive due to the Company’s net loss. The following table discloses the shares of common stock issuable upon the exercise of stock options, unvested restricted stock and warrants, irrespective of whether such securities are in the money:

	For the twelve months ended
	December 31, 2010	December 31 , 2009

Warrants	148,831,434	145,967,137

Options	22,699,426	21,641,878

Performance shares	29,000	308,000

Total	171,559,860	167,917,015

15. Commitments and Contingencies

Leases

In March 2010, the Company entered into an Office Space Lease with Horizon Office Development I, L.P., pursuant to which the Company leases approximately 19,000 square feet of office space at 3800 Horizon Boulevard, Trevose, Pennsylvania. The lease has a term of 89 months from the commencement date.  The Company has two options to extend the Lease for a period of 60 months each. Each option to extend will be at 95% of the then market rent rate. In addition, the Company maintains approximately 4,000 square feet of office space at 15 Schoen Place, Pittsford, New York for operations and administrative operations and activities. Each of the Company’s office locations supports each of its business segments. Subsequent to December 31, 2011, the Company has entered into an agreement with the landlord to terminate the lease at 15 Schoen Place, Pittsford, New York effective as of March 31, 2011.

As of December 31, 2010, the future minimum contractual lease commitments under leases for each of the fiscal years ending December 31, are as follows:

2011	$515
2012	548
2013	544
2014	555
2015	567
Thereafter	1,104
Total	$3,833

Other Commitments

During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company entered into an agreement with its contract manufacturer to allow it to procure component inventory based upon criteria as defined by the Company. If the component inventory procured by the contract manufacturer is not used in production of products for the Company and is not returnable, usable or saleable to other parties, then the Company may be responsible for purchasing the component inventory. At December 31, 2010, the Company has accrued $132 related to such obligation.

Effective on July 13, 2010, Joel Boyarski resigned as the Chief Financial Officer, Treasurer and Senior Vice President, Finance and Administration. Mr. Boyarski remained in his role as principal accounting officer and principal financial officer on an interim basis until August 20, 2010 and provided transition services in a senior advisory role through October 20, 2010. In connection with his resignation, the Company agreed to enter into a severance agreement with Mr. Boyarski pursuant to which the Company will provide him with certain severance benefits following the end of his employment on October 20, 2010, including continuation of salary for a period of six months, reimbursement of certain health, dental and vision benefits for a period of six months, and an extension of the period during which vested options may be exercised. The severance agreement provides a general release in favor of the Company and its affiliates.  Amounts owed under this agreement are included in accrued compensation and benefits on the consolidated balance sheet.

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

16. Other Significant Agreements and Related Party Transactions

Service Agreement with deltathree, Inc. On October 9, 2009, the Company entered into a Master Service Agreement (the “D3 Agreement”) with D3. Pursuant to the D3 Agreement, D3 provided the Company wholesale VoIP telephony and video services and operational support systems. The initial term of the D3 Agreement is for a period of five years from the date the Company begins offering VoIP telephony and video services to customers. The term will renew automatically for successive terms of one year each unless either party provides the other party written notice of termination at least 180 days prior to the expiration of the then-current term. The D3 Agreement can be terminated by either party for cause or upon 180 days notice for convenience. D3 is majority owned by D4 Holdings, LLC and the Company is majority owned by WGI. D4 Holdings, LLC and WGI have common majority ownership and a common manager. The Company believes that this related party transaction was made on terms comparable to terms it could have received in a negotiated transaction with an unrelated third party.

Service Agreement with ACN. On October 12, 2009, the Company entered into a Service Agreement (the “ACN Service Agreement”) with ACN, pursuant to which ACN agreed to provide the Company employee secondment, provisioning of VOIP communication devices, use of equipment, administrative and travel support and real estate and operations services. No services are currently contemplated to be provided by the Company to ACN.

As of December 31, 2010 and 2009, respectively, the Company had $415 and $262 recorded as a liability for amounts outstanding under this arrangement. The Company believes that this related party transaction was made on terms more favorable than the Company could have received in a negotiated transaction with an unrelated third party.

17. Client and Segment Data

The Company’s reportable operating segments consist of the following two business segments principally based upon the sale and distribution channels of the Company’s products and services during fiscal year 2010: Services and Equipment. The reporting for the Services segment includes the revenue and cost of revenues for products and related recurring services to end users. The reporting for the Equipment segment includes the revenue and cost of revenues for digital video phones directly to telecommunications service providers who already have a digital voice and video management and network infrastructure. These product and service channels are provided to different customer groups, and are managed under a consolidated operations management.

The Services segment was aimed at the marketing and distribution of products and related recurring services to end users directly to consumers and through independent sales agents and their network of sales representatives.  In connection with the Company’s cost reduction measures in March 2011, the Company discontinued offering digital voice and video phone services to customers.

The Equipment segment is focused on selling digital video phones directly to telecommunications service providers who already have a digital voice and video management and network infrastructure, such as incumbent service providers, Competitive Local Exchange Carriers, international telecom service providers, cable service providers and select vertical providers in the video relay service for deaf and hard-of-hearing and education and healthcare services markets.

The Company evaluates performance based on revenue and gross margin. Gross margin is net revenues less costs of goods sold. The following tables summarize financial information about the Company’s business segments for the years ended December 31, 2010 and 2009.

For the Year Ended December 31, 2010

	Services	Equipment	Consolidated

Gross Revenues	$384	$21,479	$21,863

Gross Profit	$144	$(39)	$105

Identifiable Assets	$10	$393	$403

For the Year Ended December 31, 2009

	Services	Equipment	Consolidated

Revenues	$385	$1,393	$1,778

Gross Profit	$344	$20	$364

Identifiable Assets	$165	$622	$787

The identifiable assets noted above include inventory, account receivables, as applicable to each segment.

18. Employee Benefit Plan

The Company maintains a Retirement Savings Plan that is funded by the participant’s salary deferred contributions. All employees of the Company are eligible to participate in the plan upon joining the Company. The plan is intended to permit any eligible employee who wishes to participate to contribute up to $16.5 of the employee’s compensation on a before-tax basis under Section 401(k) of the Internal Revenue Code for employees under 50 years of age and up to $22 for employees 50 years of age or older. The plan provides for discretionary Company matching contributions and discretionary Company profit-sharing contributions. Contributions are invested in such proportions as the employee may elect in a variety of mutual investment funds. During the years ended December 31, 2010 and 2009, the Company made no matching or discretionary profit-sharing contributions to the plan.

19. Supplemental disclosure of cash flow information

	Year Ended December 31
	2010	2009

Cash paid for interest	$310	$9

Non-cash investing and financing activities:

Issuance of warrant to WGI	6,657	—
Cumulative effect on a change in accounting principle on:
Detachable warrants	—	885
Additional paid in capital	—	(1,751)
Accumulated deficit	—	1,448
Purchase of engineering software in accounts payable	—	300
Common stock issued in payment of convertible debentures	—	4,080
Common stock issued in payment of accrued interest	—	1,046
Common stock issued in payment of warrant derivative	—	993
Common stock issued in payment of notes	—	750
Common stock issued in payment of obligation	—	839

20. Subsequent Events.

In January 2011 and effective as of December 31, 2010, the vesting schedule of the ACN Warrants was amended to provide that the first 1/6 of the ACN Warrants would vest upon reaching 99,440 units shipped to ACN DPS and the remaining 5/6 of the ACN Warrants will vest upon reaching 200,560 units shipped to ACN DPS. As of December 31, 2010, the Company had shipped 99,440 units to ACN DPS.

On March 8, 2011, ACN DPS informed the Company that, although it intends to abide by its obligations under the Master Purchase Agreement, as amended, ACN DPS expected to revise its purchase forecast downward for video phones.  On March 22, 2011, the Company received a significantly reduced ordering forecast from ACN DPS for the remainder of 2011, based in part on a significant build up in inventory of unsold video phones held by ACN DPS.  The Master Purchase Agreement requires ACN DPS to purchase 300,000 video phones over a two year period (i.e. through August 2012), but does not specify the timing of such purchases during the two year commitment period.

Each loan advance under the Revolving Loan and Security Agreement with WGI requires the satisfaction of certain conditions, including a condition that there shall not have occurred, in WGI’s sole discretion, any material adverse change in the Company’s business, operations or condition (financial or otherwise) or a material impairment in the prospect of repayment of any portion of the Company’s obligations under the Revolving Loan and Security Agreement.  On March 8, 2011, following the Company’s request for funds from the Revolving Loan and Security Agreement pursuant to a notice of borrowing, WGI informed the Company that it believes the Company has not satisfied the condition relating to the absence of a material adverse change or material impairment in the prospect of repayment of the Company’s obligations under the Revolving Loan and Security Agreement and, therefore, no loan advance under the Revolving Loan and Security Agreement was to be made at that time.

On March 30, 2011, the Company entered into the Advance Agreement with WGI.  Pursuant to the Advance Agreement, WGI agreed to provide the Company up to $1,200 in funds under the Revolving Loan and Security Agreement to fund specific expenses pursuant to a proposed operating budget through June 24, 2011.  The Advance Agreement also provided that the obligation of the Company to make periodic interest payments on outstanding amounts under the Revolving Loan and Security Agreement is deferred until July 1, 2011, at which time (i) all accrued but unpaid interest is due and payable, and (ii) the obligation of the Company to make periodic interest payments under the Revolving Loan and Security Agreement resumes.  The Company acknowledged its failure to meet certain borrowing conditions under the Revolving Loan and Security Agreement and that WGI is not obligated to make further loan advances under the Revolving Loan and Security Agreement.  The Company also provided WGI and its related parties with a release of all claims relating to the Advance Agreement and the Revolving Loan and Security Agreement.  On March 30, 2011, the Company became obligated for an additional $400 received by the Company from WGI pursuant to a notice of borrowing under the Revolving Loan and Security Agreement.  Following this loan advance, the outstanding principal amount of the Revolving Loan and Security Agreement that the Company is currently obligated to repay is $2,700.

Effective as of March 11, 2011, George E. Daddis, Jr. tendered his resignation as Chief Executive Officer and President of the Company.  Effective as of March 13, 2011, James G. Dole tendered his resignation as Chief Financial Officer, Treasurer and Senior Vice President, Finance of the Company.

Effective as of March 11, 2011, Christopher V. Vitale was appointed Chief Administrative Officer of the Company, in addition to his positions of Senior Vice President, Legal and Regulatory, General Counsel and Secretary of the Company, and will perform the functions of principal executive officer of the Company.

On March 14, 2011, the Company began reducing the size of its workforce as a result of liquidity issues.  Following completion of this reduction in the size of the workforce, the Company’s workforce is expected to be reduced to approximately 15 employees.  Affected employees are not eligible for any severance benefits, other than limited contractual severance for three employees pursuant to preexisting employment offer letters, resulting in minimal out-of-pocket cash expense to the Company.

Effective as of March 29, 2011, Joseph Calarco was appointed Controller and Vice President, Finance of the Company, and will perform the functions of principal financial officer and principal accounting officer of the Company

The Company has evaluated subsequent events through the date of the issuance of these consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDGATE COMMUNICATIONS, INC.

Date: April 5, 2011	By	/s/ Christopher V. Vitale
Name: Christopher V. Vitale
Title: Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoffrey M. Boyd	Director	April 5, 2011
Geoffrey M. Boyd

/s/ Anthony Cassara	Director	April 5, 2011
Anthony Cassara

/s/ Brian Fink	Director	April 5, 2011
Brian Fink

/s/ Colleen R. Jones	Director	April 5, 2011
Colleen R. Jones

/s/ Richard P. Nespola	Director	April 5, 2011
Richard P. Nespola

/s/ David Stevanovski	Director	April 5, 2011
David Stevanovski

/s/ Robert Stevanovski	Chairman	April 5, 2011
Robert Stevanovski

/s/ Christopher V. Vitale	Chief Administrative Officer	April 5, 2011
Christopher V. Vitale	(principal executive officer)

/s/ Joseph Calarco	Controller and Vice President,	April 5, 2011
Joseph Calarco	Finance (principal financial
and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1
Restated Certificate of Incorporation reflecting all amendments through March 31, 2009 (Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed with the SEC on May 15, 2009)

3.2	Second Amended and Restated Bylaws of WorldGate Communications, Inc. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed May 26, 2010)

3.3
Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Company dated June 24, 2004 (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the SEC on November 17, 2004)

3.4
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

4.2
Form of Series A Warrant issued by the Company pursuant to the Securities Purchase Agreement dated as of June 24, 2004 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 25, 2004)

4.3
Form of Series B Warrant issued by the Company pursuant to the Securities Purchase Agreement dated as of June 24, 2004 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 25, 2004)

4.4
Form of Series C Warrant issued by the Company pursuant to the Securities Purchase Agreement dated as of June 24, 2004 (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 25, 2004)

4.5	Form of Warrant issued by the Company to Mr. K. Y. Cho (Incorporated by reference to Exhibit 4.9 to our Registration Statement on Form SB-2 filed with the SEC on May 24, 2005)

4.6
Form of Warrant dated August 3, 2005 issued by the Company pursuant to the Stock Purchase Agreement dated August 3, 2005 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2005)

4.7
Form of Warrant dated August 3, 2005 issued by the Company pursuant to the Stock Purchase Agreement dated August 3, 2005 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 8, 2005)

4.8
Form of Amended and Restated Secured Convertible Debenture, originally issued August 11, 2006 dated as of May 17, 2007, issued by the Company to Cornell Capital Partners, LP (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on May 24, 2007)

4.9
Form of amended and restated Secured Convertible Debenture originally issued October 2006, dated May17, 2007, issued by the Company to Cornell Capital Partners, LP (Incorporated by reference to Exhibit 99.3to our Current Report on Form 8-K filed with the SEC on May 24, 2007)

4.10
Warrant, dated April 6, 2009, issued to ACN Digital Phone Service, LLC (Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

4.11
Warrant, dated April 6, 2009, issued to WGI Investor LLC (Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

4.12
Form of Amendment No. 1 to Warrant and Exercise Agreement with respect to the 2004 Amended Warrants (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 26, 2009)

4.13	Form of Amendment No. 1 to Warrant with respect to the 2004 Amended Warrants (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 26, 2009)

4.14
Form of Amendment No. 1 to Warrant and Exercise Agreement with respect to the 2005 Amended Warrants (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 26, 2009)

4.15	Form of Warrant, issued July 8, 2009, by the Company to Mototech, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 10, 2009)

4.16	Form of Amendment No. 1 to Warrant Agreement with respect to the 2007 Warrant (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 20, 2009)

4.17
Revolving Promissory Note, dated October 28, 2009, by WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC  in favor of WGI Investor LLC in a principal amount of $3,000,000 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2009)

4.18
Revolving Promissory Note, dated March 9, 2010, by WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC  in favor of WGI Investor LLC in a principal amount of $5,000,000 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 9, 2010)

4.19
Revolving Promissory Note, dated October 28, 2009, by WorldGate Communications, Inc. WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC in favor of WGI Investor LLC in a principal amount of $7,000,000 (Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed with the SEC on August 13, 2010)

4.20
Promissory Note, dated February 4, 2009, in the amount of $550,000, issued to WGI Investor LLC (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed with the SEC on May 15, 2009)

4.21
Promissory Note, dated March 24, 2009, in the amount of $200,000, issued to WGI Investor LLC (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed with the SEC on May 15, 2009)

4.22	Warrant, dated March 9, 2010, issued to WGI Investor LLC (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed March 9, 2010)

4.23	Warrant, dated March 30, 2010, issued to ACN Digital Phone Service, LLC (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 31, 2010)

4.24
Warrant, dated August 11, 2010, issued to WGI Investor LLC (Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed with the SEC on August 13, 2010)

4.25
Amendment, dated January 27, 2011, to Warrant issued on April 6, 2009 to ACN Digital Phone Service, LLC (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC January 28, 2011)

4.26
Amendment, dated January 27, 2011, to Warrant issued on March 30, 2010 to ACN Digital Phone Service, LLC (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC January 28, 2011)

10.1	Letter Agreement, dated July 8, 2009, between the Company and Mototech, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 10, 2009)

10.2
Letter Agreement, dated October 8, 2009, by and among Snap Telecommunications, Inc., Aequus Technologies Corp., WorldGate Communications, Inc. and OJO Service LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 15, 2009)

10.3
Master Manufacturing Agreement, dated November 18, 2009, between Kenmec Mechanical Engineering Co., Ltd. and Ojo Video Phones LLC [Certain information in this exhibit has been omitted and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934] (Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed March 31, 2010)

10.4
ACN Consumer Communications Equipment Master Purchase Agreement, dated as of April 6, 2009, between ACN Digital Phone Service, LLC and Ojo Video Phones LLC (Incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

10.5
First Amendment, dated March 30, 2010, to Master Purchase Agreement, by and between ACN Digital Phone Service, LLC and Ojo Video Phones LLC [Certain information in this exhibit has been omitted and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934] (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 31, 2010)

10.6
Software Development and Integration and Manufacturing Assistance Agreement, dated as of April 6, 2009, between ACN Digital Phone Service, LLC and Ojo Video Phones LLC (Incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

10.7
Securities Purchase Agreement, dated December 12, 2008, by and between the Company and WGI Investor LLC (Incorporated by reference to Annex A of our Proxy Statement dated February 13, 2009, filed with the SEC on February 13, 2009)

10.8
Registration Rights and Governance Agreement, dated as of April 6, 2009, by and among WorldGate Communications, Inc., WGI Investor LLC, and ACN Digital Phone Service, LLC (Incorporated by reference to Exhibit 10.10 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009)

10.9
Revolving Loan and Security Agreement, dated October 28, 2009, by and among WGI Investor LLC, WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2009)

10.10
First Amendment to Revolving Loan and Security Agreement, dated March 9, 2010, by and among WGI Investor LLC, WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 9, 2010)

10.11
Second Amendment to Revolving Loan and Security Agreement, dated August 11, 2010, by and among WGI Investor LLC, WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Service LLC, and Ojo Video Phones LLC (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed with the SEC on August 13, 2010)

10.12
Services Agreement, dated October 12, 2009, between ACN, Inc. and WorldGate Communications, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 16, 2009)

10.13
Master Service Agreement, dated October 9, 2009, between Ojo Service LLC and deltathree, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2009)

10.14
Lease Amendment, dated April 2, 2009, between WorldGate Service, Inc. and 3190 Tremont LLC (Incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2009, filed with the SEC on March 31, 2010)

10.15
Office Space Lease, dated March 24, 2010, by and between Horizon Office Development I, L.P. and WorldGate Service, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 25, 2010)

10.16
1996 Stock Option Plan, as amended and restated effective February 15, 2001 (Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed with the SEC on August 17, 2001) †

10.17	WorldGate Communications, Inc. 2003 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 26, 2010) †

10.18	WorldGate Communications, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 26, 2010) †

10.19	Form A of the Non-Qualified Stock Option Grant (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 28, 2009) †

10.20	Form B of the Non-Qualified Stock Option Grant (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 28, 2009) †

10.21	Form of Non-Qualified Stock Option Grant under 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed July 14, 2010) †

10.22	Offer Letter, dated July 31, 2009, to George E. Daddis Jr. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2009) †

10.23	Offer Letter, dated June 23, 2009, to Allan Van Buhler (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed March 31, 2010) †

10.24	Offer Letter, dated April 10, 2009, to Christopher V. Vitale* †

10.25	Offer Letter, dated June 23, 2010, to James G. Dole (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 14, 2010) †

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

10.31
Resignation Letter, dated as of April 8, 2009, from Randall J. Gort to WorldGate Communications, Inc. (Incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009) †

10.32
Resignation Letter, dated as of May 15, 2009, from James McLoughlin to WorldGate Communications, Inc. (Incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009) †

10.33	Resignation Letter, dated as of July 13, 2010, from Joel Boyarski to WorldGate Communications, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 14, 2010) †

10.34
Waiver and Conditional Advance Agreement, dated March 30, 2011, by and among WorldGate Communications, Inc., WorldGate Service, Inc., WorldGate Finance, Inc., Ojo Services LLC, and Ojo Video Phones LLC, and WGI Investor LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 31, 2011)

21	Subsidiaries*

23.1	Consent of Marcum LLP*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

†Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.