Form 10-Q
period 2011-03-31
WORLDGATE COMMUNICATIONS INC
filed 2011-05-16
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Large accelerated filer☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).                                                                           Yes ☐               No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2011
Common Stock, par value $0.01 per share	339,733,363 shares

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share amounts)

	March 31,	December 31,
	2011 (Unaudited)	2010*
ASSETS
Current assets:
Cash and cash equivalents	$480	$878
Trade accounts receivable less allowance for doubtful accounts of $35 at March 31, 2011 and $110 at December 31, 2010	17	1
Accounts receivable – related party	-	96
Inventory, net	2,893	296
Prepaid and other current assets	71	117
Assets related to discontinued operations	-	10
Total current assets	3,461	1,398
Property and equipment, net	631	719
Deposits	193	193
Deferred debt issuance costs, net	5,392	5,769
Total assets	$9,677	$8,079

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$6,093	$1,995
Account payable due to related parties	408	415
Accrued expenses	2,328	578
Accrued compensation and benefits	368	182
Warranty reserve	343	343
Deferred revenues and income	3,668	2,356
Revolving Loan, with related party	2,700	4,400
Notes payable	11	49
Total liabilities	15,919	10,318

Commitments and contingencies

Stockholders’ deficiency:

Preferred Stock, $.01 par value, 13,500,000 shares authorized, and 0 shares issued at March 31, 2011 and 2010
Common Stock, $.01 par value; 700,000,000 shares authorized at March 31, 2011 and December 31, 2010; and 339,733,363 and 339,475,805 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	3,397	3,395
Additional paid-in capital	283,454	282,833
Accumulated deficit	(293,093)	(288,467)
Total stockholders’ deficiency	(6,242)	(2,239)
Total liabilities and stockholders’ deficiency	$9,677	$8,079

* Condensed from audited financial statement

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues (includes $5,395 and $0, respectively, with related parties for the three months ended March 31, 2011 and 2010)	$5,427	$200

Revenue discount with related party	(167)	-

Net revenues	5,260	200
Cost of revenues	6,585	168
Gross profit (loss)	(1,325)	32

Expenses from operations:
Engineering and development	754	921
Operations	259	215
Sales and marketing	551	312
General and administrative	1,224	1,297
Depreciation and amortization	94	88
Total expenses from operations	2,882	2,833

Loss from operations	(4,207)	(2,801)

Other income (expense):
Interest and other income	28	-
Bad debt expense	(18)	-
Amortization of debt issuance costs	(377)	(45)
Interest and other expense , related party	(79)	(79)
Total other income (expense)	(446)	(124)
Net loss from continuing operations	(4,653)	(2,925)
Discontinued operations:
Net income from discontinued operations	27	77
Net loss	$(4,626)	$(2,848)
Net loss per common share – Basic and Diluted:
Continuing operations	$(0.01)	$(0.01)
Discontinuing operations	0.00	0.00
Net loss	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	366,948,019	361,461,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Dollars and shares in thousands)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance at January 1, 2011	339,476	$3,395	$282,833	$(288,467)	$(2,239)

Issuance of common stock upon exercise of stock options	257	2	26	-	28

Stock based compensation	-	-	428	-	428

Issuance of warrants to ACN	-	-	167	-	167

Net loss	-	-	-	(4,626)	(4,626)

Balance at March 31, 2011	339,733	$3,397	$283,454	$(293,093)	$(6,242)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,626)	$(2,848)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	94	88
Amortization of debt issuance costs	377	45
Fair value of warrants recorded as a sales discount	167	-
Stock based compensation	428	384
Bad debt expense, net of recoveries	18	-

Changes in operating assets and liabilities:
Accounts receivable – trade and related party	62	(218)
Inventory	(2,597)	(547)
Prepaid and other current assets	46	36
Accounts payable	4,098	(148)
Accounts payable due to related parties	(7)	889
Accrued expenses	1,750	13
Accrued compensation and benefits	186	(110)
Warranty reserve	-	(5)
Deferred revenue and income	1,312	(177)
Discontinued operations	10	155
Net cash provided by (used in) operating activities	1,318	(2,443)

Cash flows from investing activities:
Capital expenditures	(6)	(10)
Net cash used in investing activities	(6)	(10)

Cash flows from financing activities:
Proceeds from issuance of common stock	28	146
Repayment of revolving loan with related party, net of proceeds	(1,700)	2,400
Repayment of notes	(38)	(22)
Net cash (used in) provided by financing activities	(1,710)	2,524
Net (decrease) increase in cash and cash equivalents	(398)	71
Cash and cash equivalents, beginning of period	878	578
Cash and cash equivalents, end of period	$480	$649
Supplemental disclosures of non-cash financing activities:
Issuance of warrants to WGI (see Note 4)	$-	$3,330
Cash paid for:
Interest	$38	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share and per unit amounts)

1.	Business and Basis of presentation

WorldGate Communications, Inc. and its subsidiaries (collectively, “WorldGate” or the “Company”) design and develop innovative digital video phones featuring high quality, real-time, two-way video.  During fiscal year 2010, the Company provided a turn-key digital voice and video communication services platform supplying complete back-end support services.  In connection with cost reduction measures in March 2011, the Company discontinued offering digital voice and video communication services to customers.

The Company’s financial statements have been prepared on a “going concern” basis, which contemplates realization of assets and liquidation of liabilities in the normal course of business. As discussed in more detail below in Footnote 3, due to the Company’s inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under the Company’s revolving loan with WGI Investor LLC (“WGI”) and the reduction of video phone orders in the near term by ACN Digital Phone Service, LLC (“ACN DPS”), a subsidiary of ACN, Inc. (“ACN”), a direct seller of telecommunications services and a distributor of video phones, the Company does not believe its current cash and cash equivalents will satisfy its projected cash requirements in the near term and through March 31, 2012 and there exists substantial doubt about its ability to continue as a going concern.  As a result, the Company’s auditors have included a going concern modification in their audit report on the consolidated financial statements at December 31, 2010 and for the fiscal year then ended.  The Company is in the process of reducing its operating costs and other expenditures, including reductions of personnel and capital expenditures.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2011 and 2010 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In addition, the December 31, 2010 condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP.  These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 and the notes thereto included in the Company’s Annual Report on Form 10-K.  The accounting policies used in preparing these unaudited condensed consolidated financial statements are materially consistent with those described in the audited December 31, 2010 consolidated financial statements.

The financial information in these financial statements reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods. Quarterly operating results are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2011.  All significant intercompany accounts have been eliminated in consolidation.

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

In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the three months ended March 31, 2011 or 2010.

2.	Discontinued Operations

The Company does not have multiple business segments.  During fiscal year 2010, the Company had two reportable business segments: Services and Equipment. The Services segment marketed and distributed products and related recurring services to end users.  The Services segment was previously known as the Consumer Services segment.  The Equipment segment sells digital video phones directly to telecommunications service providers who already have a digital voice and video management and network infrastructure.  The Equipment segment was previously known as the Original Equipment Manufacturer or OEM segment.  In connection with cost reduction measures in March 2011, the Company discontinued offering its digital voice and video phone services to customers.

In March 2011, the Company’s Board of Directors approved the discontinuation of the Services segment of the business. Based on this approval, the Company determined that this segment substantially met the criteria to report the segment as "Discontinued Operations" in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, assets classified as discontinued have been measured at the lower of the carrying amount or fair value less cost to sell. The Company expects to complete the discontinuation of the operations of the Services segment of the business during fiscal year 2011.  At that time, the Company will cease to report that segment’s results.

In accordance with SFAS No. 144, depreciation and amortization expense were suspended on assets in the Services segment of the business in March 2011.  Operating results of our discontinued operations for the periods ended March 31 are as follows:

	For the three months ended March 31
	2011	2010
	(unaudited)	(unaudited)
Revenue from discontinued operations	$35	$87
Net Income	$27	$77

The major class of assets of our discontinued operations at March 31, 2011 and December 31, 2010 are as follows:

	For the Period ended
	March 31, 2011	December 31,2010
	(unaudited)	(unaudited)
Current Assets:
Accounts Receivable	$-	$10

3.	Liquidity Considerations

The Company has incurred recurring net losses and has an accumulated deficit of $(293,093), stockholder’s deficiency of $(6,242) and a working capital deficiency of $(12,458) as of March 31, 2011.

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

On March 30, 2011, the Company entered into a Waiver and Conditional Advance Agreement (the “Advance Agreement”) with WGI.  Pursuant to the Advance Agreement, WGI agreed to provide the Company up to $1,200 in funds under the Revolving Loan and Security Agreement to fund specific expenses pursuant to a proposed operating budget through June 24, 2011.  The Advance Agreement also provided that the obligation of the Company to make periodic interest payments on outstanding amounts under the Revolving Loan and Security Agreement is deferred until July 1, 2011, at which time (i) all accrued but unpaid interest is due and payable, and (ii) the obligation of the Company to make periodic interest payments under the Revolving Loan and Security Agreement resumes.  The Company acknowledged its failure to meet certain borrowing conditions under the Revolving Loan and Security Agreement and that WGI is not obligated to make further loan advances under the Revolving Loan and Security Agreement.  The Company also provided WGI and its related parties with a release of all claims relating to the Advance Agreement and the Revolving Loan and Security Agreement.  As of March 31, 2011, the Company had borrowed $400 of the available $1,200 in funds under the Revolving Loan and Security Agreement.

Due to the Company’s inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under the Revolving Loan and Security Agreement beyond an additional $800 of funds and the reduction of video phone orders in the near term by ACN DPS, the Company does not believe its current cash and cash equivalents will satisfy its projected cash requirements in the near term and through March 31, 2012 and there exists substantial doubt about the Company’s ability to continue as a going concern.

Given the Company’s current liquidity, the Company has reduced its workforce by approximately two-thirds to 14 employees and one temporary employee, terminated its office lease obligation in Pittsford, New York, discontinued offering digital voice and video communication services to customers and substantially reduced research and development activities.  The Company is also negotiating with its vendors regarding settling outstanding payables and eliminating future contractual obligations.

The Company believes that, based on currently projected cash inflows generated from operations, the Company may be unable to pay future scheduled interest and/or principal payments under the Revolving Loan and Security Agreement as these obligations become due.  If WGI is not willing to waive compliance or otherwise modify the Company’s obligations such that the Company is able to avoid defaulting on such obligations, WGI could accelerate the maturity of the Company’s debts due to it.  Further, because WGI has a lien on all of the Company’s assets to secure the Company’s obligations under the Revolving Loan and Security Agreement, WGI could take actions under the loan agreement and seek to sell the Company’s assets to satisfy the Company’s obligations thereunder. All of these actions would likely have an immediate material adverse effect on the Company’s business, financial condition or results of operations.

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

The Company’s board of directors has established a special committee of directors that are independent and disinterested from WGI and ACN to guide the Company through the evaluation of strategic alternatives.  There can be no assurance that exploration of strategic alternatives will result in the Company pursuing any particular transaction or, if the Company pursues any such transaction, that it will be completed.  The Company does not expect to make further public comment regarding its consideration of strategic alternatives until the Company’s board of directors has approved a specific course of action, the Company’s board of directors deems disclosure of significant developments is appropriate, or the Company is legally required to do so.

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

4.	Summary of Significant Accounting Policies

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

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectability is reasonably assured, and the delivery and acceptance of the equipment has occurred or services have been rendered. Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Due to the Company’s limited commercial sales history, its ability to evaluate the collectability of customer accounts requires significant judgment. The Company periodically evaluates its customers for collectability at the date of sale and periodically thereafter.

The Company’s revenue is net of any collections of state or municipal taxes, fees or surcharges on the charges to customers for the products that they purchase. Revenues are also offset by a reserve for any price refunds and consumer rebates consistent with Accounting Standards Codification (“ASC”) Topic 605-50. In addition, revenues are also offset to reflect any consideration given by a vendor to a customer for which an otherwise identifiable benefit has not been received. This consideration includes warrants given to a customer (See Note 7).

During the three months ended March 31, 2011 the Company shipped $2,158 of units previously recorded as deferred revenue as of December 31, 2010 and as such recorded this as revenue in the three months ended March 31, 2011. Prior to the shipment of these units, these units were held and revenue deferred by the Company pending shipment to the ultimate customer. As of March 31, 2011, the Company was holding 15,230 video phones, for which the Company has received advanced payment of $1,447.

Reclassification
Certain accounts in the prior year condensed consolidated financial statements have been reclassified for comparative purpose to confirm to the presentation in the current year condensed consolidated financial statements. The reclassifications have no effect on the previously reported net loss.

Recent Accounting Pronouncements
There were various other updates recently issued, most of which represented technical corrections of accounting literature or application to specific industries and are not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

5.	WGI / ACN DPS transactions

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

Anti-Dilution Warrant. The Anti-Dilution Warrant entitles WGI to purchase up to 140,009,750 shares of the Company’s common stock at an exercise price of $0.01 per share to the extent the Company issues any capital stock upon the exercise or conversion of (i) any warrants, options and other purchase rights that were outstanding as of April 6, 2009 (“Existing Contingent Equity”), (ii) up to approximately 19.7 million shares underlying future options, warrants or other purchase rights issued after April 6, 2009 (“Future Contingent Equity”), or (iii) the warrant issued to ACN DPS, a subsidiary of ACN, to purchase up to approximately 38.2 million shares of the Company’s common stock at an exercise price of $0.0425 per share (the “ACN 2009 Warrant”). The Anti-Dilution Warrant is designed to ensure that WGI may maintain ownership of 63% of the Company’s issued and outstanding shares of capital stock in the event that any of the Company’s capital stock is issued in respect to the Existing Contingent Equity, the Future Contingent Equity or the ACN 2009 Warrant – upon each issuance of a share pursuant to Existing Contingent Equity, Future Contingent Equity or the ACN 2009 Warrant, the Anti-Dilution Warrant may be exercised for 1.7027027 shares. The term of the Anti-Dilution Warrant is ten years from the date of issuance, and the shares subject to the Anti-Dilution Warrant will be decreased proportionally upon the expiration of Existing Contingent Equity, Future Contingent Equity and the ACN 2009 Warrant. As of March 31, 2011, the full amount of Future Contingent Equity (approximately 19.7 million shares) had been fully allocated to options and warrants issued by the Company after April 6, 2009, and therefore, any future options, warrants or other purchase rights issued by the Company will not be considered Future Contingent Equity.

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

In January 2011 and effective as of December 31, 2010, the vesting schedule of the ACN Warrants was amended to provide that the first 1/6 of the ACN Warrants would vest upon reaching 99,440 units shipped to ACN DPS and the remaining 5/6 of the ACN Warrants will vest upon reaching an additional 200,560 units shipped to ACN DPS.

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

Revolving Loan and Security Agreement with WGI. In October 2009, the Company entered into a Revolving Loan and Security Agreement with WGI pursuant to which WGI provided the Company a line of credit in a principal amount of $3,000. In March 2010, the principal amount of the line of credit was increased to $5,000. In August 2010, the principal amount of the line of credit was increased to $7,000. Interest accrues on any loan advances at the rate of 10% per annum. Interest payments commenced June 1, 2010 and are payable monthly after such date, and any principal amount repaid is available for re-borrowing. All outstanding principal and interest outstanding are required to be repaid on October 28, 2014. The Company granted WGI a security interest in substantially all of the Company’s assets and the Company made customary representations and covenants to WGI. Any loan advance requires the satisfaction of customary borrowing conditions. Upon the occurrence of an event of default, (1) WGI may require repayment of all outstanding amounts under the Revolving Loan and Security Agreement, may terminate its commitment to make additional loans, and may exercise its rights with respect to the security interest in substantially all of the Company’s assets and (2) all outstanding amounts under the Revolving Loan and Security Agreement will bear interest at the rate of 15% per annum. As of March 31, 2011, the outstanding balance under the Revolving Loan and Security Agreement was $2,700. During the three months ended March 31, 2011, the Company made interest payments to WGI aggregating $38.

In connection with the increase of the principal amount of the Revolving Loan and Security Agreement to $5,000, in March 2010, the Company granted WGI a warrant to purchase up to 6.0 million shares of the Company’s common stock at an exercise price of $0.574 per share. The warrant was fully vested on issuance and has a term of 10 years. The warrant has a value of $3,330 utilizing the Black-Scholes option pricing model with the following assumptions: term of 10 years, volatility of 162%, dividends of $0 and a risk free interest rate of 3.71%.

In connection with the increase of the principal amount of the Revolving Loan and Security Agreement to $7,000, in August 2010, the Company granted WGI a warrant to purchase up to 8.0 million shares of the Company’s common stock at an exercise price of $0.432 per share. The warrant was fully vested on issuance and has a term of 10 years. The warrant has a value of $3,327 utilizing the Black-Scholes option pricing model with the following assumptions: term of 10 years, volatility of 161%, dividends of $0 and a risk free interest rate of 2.72%.

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

6.	Inventory

The Company’s inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined at the lower of cost or market on a first-in, first-out cost basis. As of March 31, 2011, the Company’s inventory balance was $2,893 net of a reserve of $0 for excess and obsolete inventory.  Subsequent to March 31, 2011 and through April 8, 2011, the Company has shipped inventory of $1,447 to its customers. As of December 31, 2010, the Company’s inventory balance was $296 net of a reserve of $405 for excess and obsolete inventory. The Company adjusted its reserve for excess and obsolete inventory by $352 during 2010 due to diminished expectations for sale of the Company’s legacy Ojo 900 and 1000 phone inventory.

7.	Deferred Debt Issuance Costs

In connection with the increase of the principal amount of the Revolving Loan and Security Agreement to $5,000, in March 2010, the Company granted WGI a warrant to purchase up to 6.0 million shares of the Company’s common stock. The warrant had a value of $3,330 utilizing the Black-Scholes option pricing model which was recorded as a deferred debt issuance cost and will be amortized on a straight-line basis, which approximates the interest rate method, over the remaining term of the Revolving Loan and Security Agreement.  For the three month periods ended March 31, 2011 and 2010, the Company has amortized deferred debt discount for $179 and $45, respectively. As of March 31, 2011, $761 of this warrant had been amortized and the balance of the deferred debt issuance cost was recorded as a long term asset.

In connection with the increase of the principal amount of the Revolving Loan and Security Agreement to $7,000, in August 2010, the Company granted WGI a warrant to purchase up to 8.0 million shares of the Company’s common stock.  The warrant had a value of $3,327 utilizing the Black-Scholes option pricing model which was recorded as a deferred debt issuance cost and will be amortized on a straight-line basis, which approximates the interest rate method, over the remaining term of the Revolving Loan and Security Agreement. For the three month periods ended March 31, 2011 and 2010, the Company has amortized deferred debt discount for $198 and $0, respectively. As of March 31, 2011, $504 of this warrant had been amortized and the balance of the deferred debt issuance cost was recorded as a long term asset.

8.	Accrued Expenses

The Company’s accrued expenses consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
D3 network fees	$-	$37
License fees	90	88
Contingent penalties	157	157
Kentec Long lead inventory items	1,744	-
Inventory purchased by vendor	250	132
Taxes	18	2
Other	69	162
Totals	$2,328	$578

The Kentec Long lead inventory items consists of an estimate of amounts incurred by Kentec pursuant to our manufacturing agreement for parts which require long lead times to purchase and which were necessary to have ordered in advance to meet WorldGate’s prior production forecasts.  WorldGate does not expect to be able to utilize the long lead items purchased by Kentec, which could result in WorldGate being responsible for the costs of such items.

9.	Warranty Reserve

The Company provides a warranty covering defects arising from the sales of its video phone product. This warranty is limited to a specific time period. Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. While the Company believes its estimate at March 31, 2011 is reasonable and adequate, it is subject to change based on its future sales and experience, which may require an increase or decrease in its reserve.

The following is a roll-forward of the warranty reserves as of March 31, 2011 and 2010, respectively:

	2011	2010
Beginning balance as of January 1	$343	$15
Change in reserve	0	(5)
Ending balance as of March 31	$343	$10

10.	Deferred Revenue and Income

Deferred revenue and income consists primarily of advance payments received from ACN DPS for units that have not been shipped.  The Company received advanced payments of $3,477 and $0 from ACN DPS for units that had not been shipped as of March 31, 2011 and 2010, respectively.

11.	Stockholders’ Equity

Anti-Dilution Warrant

The following table summarizes, as of March 31, 2011, each contingent equity category under the Anti-Dilution Warrant and the exercisability of the Anti-Dilution Warrant.

	Shares Under Contingent Equity Categories
		As of March 31, 2011
Contingent Equity Categories	Issuable as of April 6, 2009	Terminated or Expired Shares	Shares Not Exercisable	Shares Exercisable	Total Shares Issuable (Exercisable and Non-Exercisable)
Existing Contingent Equity	24,318,869	7,421,862	2,775,997	14,121,010	16,897,007
Future Contingent Equity	19,689,182	8,779,807	9,860,625	1,048,750	10,909,375
ACN 2009 Warrant	38,219,897	0	38,219,897	0	38,219,897
Total Contingent Equity	82,227,948	16,201,669	50,856,519	15,169,760	66,026,279
Anti-Dilution Warrant (Total Contingent Equity * 1.7027027)	140,009,750	27,586,624	86,593,530	25,829,588	112,423,118

ACN Warrants

In connection with the commercial relationship with ACN DPS, the Company granted ACN DPS the ACN 2009 Warrant to purchase up to approximately 38.2 million shares of common stock at an exercise price of $0.0425 per share. The ACN 2009 Warrant granted to ACN DPS will vest incrementally based on ACN DPS’s purchases of video phones under the Master Purchase Agreement.

In March 2010, the Company amended the Master Purchase Agreement with ACN DPS. In connection with this amendment, the Company granted ACN DPS the ACN 2010 Warrant to purchase up to 3 million shares of common stock at an exercise price of $0.0425 per share. The ACN 2010 Warrant will vest incrementally based on ACN DPS’s purchases of video phones under the Master Purchase Agreement, as amended by the MPA Amendment.

In January 2011 and effective as of December 31, 2010, the vesting schedule of the ACN Warrants was amended to provide that the first 1/6 of the ACN Warrants would vest upon reaching 99,440 units shipped to ACN DPS and the remaining 5/6 of the ACN Warrants will vest upon reaching 200,560 additional units shipped to ACN DPS. .

The Black Scholes economic model calculations of these fair values was based on the following assumptions:

	At December 31, 2010 Vested warrant for 6,869,982 shares	At March 31, 2010 Unvested warrant for 34,349,915 shares
Market Price	$0.38	$0.22
Exercise Price	$0.0425	$0.0425
Term	8.53 yrs	8.26 yrs
Volatility Rate	165.12%	166.16%
Interest Rate	2.200%	2.960%

A summary of the Company warrant activity for the three months ended March 31, 2011 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, January 1, 2011	181,092,464	$0.05	8.38
Granted	-	-
Exercised	-	-
Cancelled / Forfeited/ Expired	(13,449,448)	(0.01)
Outstanding, March 31, 2011	167,643,016	$0.05	8.13
Exercisable, March 31, 2011	46,699,571	$0.16	8.38

Stock Option Plan

In December 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”). In October 2004, the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). The 2003 Plan replaced the 1996 Plan for new grants. No additional shares were reserved for the new plan with all available shares under the 1996 Plan made available for the new plan. In May 2009, the board of directors of the Company approved the terms of Amendment No. 1 (the “Amendment”) to the 2003 Plan, subject to stockholder approval. The Amendment, among other things, increased the maximum number of shares of common stock that may be issued or transferred under the 2003 Plan to 26,500,000 and increased the maximum amount of shares that may be issued in any fiscal year to any single participant in the 2003 Plan underlying an option award to 2,000,000 shares. In May 2010, the Company’s stockholders approved the Amendment and, immediately thereafter, the 2003 Plan was terminated (except for outstanding awards) upon the approval of the adoption of the 2010 Plan (as described below) by the stockholders.

In May 2010, the Company’s stockholders approved the adoption of the 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan authorizes the granting of equity-based compensation in the form of stock options and restricted stock awards to the Company’s directors, officers, other employees and consultants. Total awards under the 2010 Plan are limited to 12,000,000 shares of common stock plus any shares relating to awards that expire or are forfeited or cancelled under the 2010 Plan.

Each of the 1996 Plan, the 2003 Plan and 2010 Plan are administered by the compensation committee of the board of directors of the Company. The compensation committee determines the term of each award, provided, however, that the exercise period may not exceed ten years from the date of grant, and for incentive stock options, in certain instances, may not exceed five years. As of March 31, 2011, there were 11,754,000 shares available for grant under the 2010 Plan and 12,884,956 options outstanding.

The weighted-average fair values of the options granted were $0.21 and $0.54 per option during the three months ended March 31, 2011 and 2010, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes fair value option valuation model. The following weighted-average assumptions were used for grants during the three months ended March 31, 2011 and 2010, respectively: expected volatility of 142.68% and 149.9%; average risk-free interest rates of 2.56% and 2.77%; dividend yield of 0%; and expected lives of 6.25 and 6.25 years.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award. As a result, the Company’s net loss before taxes for the three months ended March 31, 2011 and 2010 included approximately $428 and $384, respectively, of stock based compensation. The stock based compensation expense is included in general and administrative expense in the consolidated statements of operations. The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

A summary of the Company’s stock plans is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2011	22,699,426	$0.40	8.19 years	$331,154

Granted	537,000	$0.21
Exercised	(257,557)	$0.83
Cancelled/forfeited	(10,093,913)	$0.39
Outstanding, March 31, 2011	12,884,956	$0.41	7.71 years	$-
Exercisable, March 31, 2011	5,895,784	$0.54	7.09 years	$-

As of March 31, 2011, there was $3,091 of total unrecognized compensation arrangements granted under the Company’s equity compensation plans.  The cost is expected to be recognized through 2014.

The aggregate intrinsic value of outstanding and exercisable stock options at March 31, 2011 represents (i) the difference between the Company’s closing stock price of $0.06 at March 31, 2011 and the weighted average option exercise price per share on that date of $0.40 for outstanding options and $0.54 for exercisable options, multiplied by (ii) the number of shares underlying outstanding options on that date.

Restricted Stock Grants

The 2003 Plan provided for performance share grants of restricted shares of common stock representing the right to receive a payment in cash, shares of common stock, or a combination thereof as determined by the compensation committee equal to the value of the shares of common stock on achievement of performance criteria. An aggregate of 1,151,000 restricted shares were granted in October 2007 and December 2007 to certain executives that vest upon the achievement of certain performance criteria.  During the three months ended March 31, 2011, all of the unvested restricted shares were forfeited.

12.	Net (Loss) Per Share (Basic and Diluted)

The Company displays dual presentation of earnings per share as both basic and diluted earnings per share (“EPS”). Basic EPS includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Basic weighted average shares outstanding at March 31, 2011 and 2010 includes 27,354,882 and 23,246,063, respectively, shares issuable in the future under the terms of the WGI Anti-Dilution Warrant as of March 31, 2011 and 2010, respectively, as these warrants are exercisable at a nominal amount. Diluted EPS includes, under the “treasury stock” and “if converted” methods, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances are not included in the computation when they are not in the money or their effect would be anti-dilutive.

Potential common shares excluded from net loss per share for the three months ended March 31, 2011 and 2010, respectively, were 147,828,401 and 173,825,517, respectively, because their effect would be anti-dilutive due to the Company’s net loss. Excluded shares of common stock include shares issuable upon the exercise of stock options, unvested restricted stock and warrants, irrespective of whether such securities are in the money:

13.	Commitments and Contingencies

Leases

The Company leases approximately 18,702 square feet of office space at 3800 Horizon Boulevard, Trevose, Pennsylvania.  In addition, the Company had leased approximately 4,000 square feet of office space at 15 Schoen Place, Pittsford, New York for operations and administrative operations and activities. The Company entered into an agreement with the landlord to terminate the lease at 15 Schoen Place, Pittsford, New York effective as of March 31, 2011.

As of March 31, 2011, the future minimum contractual lease commitments under leases for each of the fiscal years ending December 31, are as follows:

2011	$411
2012	457
2013	467
2014	476
2015	485
Thereafter	1,041
Total	$3,337

Other Commitments

During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company entered into an agreement with its contract manufacturer to allow it to procure component inventory based upon criteria as defined by the Company. If the component inventory procured by the contract manufacturer is not used in production of products for the Company and is not returnable, usable or saleable to other parties, then the Company may be responsible for purchasing the component inventory. At March 31, 2011, the Company has accrued $1,995 related to such obligation.

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

14.	Subsequent Events.

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

From time to time, we may provide information, whether orally or in writing, including those contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.  The words  “if,” “will,” “predicts,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “reinstate,” “opportunity,” “goal,” “objective,” “continue,” “exchange,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology and similar expressions, as they relate to us, are intended to identify forward-looking statements.  In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Factors and risks that could cause actual results to differ materially from those set forth or contemplated in forward looking statements include the risks identified in our filings with the Securities and Exchange Commission, including the risks identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from such forward looking statements or expectations.  Readers are also cautioned not to place undue reliance on these forward looking statements which speak only as of the date these statements were made.  Except as required by law, we do not intend to update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

General

WorldGate Communications, Inc. designs and develops innovative digital video phones featuring high quality, real-time, two-way video. The unique combination of functional design, advanced technology and use of IP broadband networks provides true-to-life video communication.

We currently do not have multiple business segments.  During fiscal year 2010, we had two reportable business segments: Services and Equipment. The Services segment marketed and distributed products and related recurring services to end users.  The Equipment segment sells digital video phones directly to telecommunications service providers who already have a digital voice and video management and network infrastructure.  In connection with our cost reduction measures in March 2011, we discontinued offering digital voice and video communication services to customers.  The Services business segment is now included in discontinued operations.

Recent Developments and Going Concern Uncertainty

Our condensed consolidated financial statements have been prepared on a “going concern” basis, which contemplates realization of assets and liquidation of liabilities in the normal course of business.

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

On March 30, 2011, we entered into the Advance Agreement with WGI.  Pursuant to the Advance Agreement, WGI agreed to provide us up to $1,200 in funds under the Revolving Loan and Security Agreement to fund specific expenses pursuant to a proposed operating budget through June 24, 2011.  The Advance Agreement also provided that our obligation to make periodic interest payments on outstanding amounts under the Revolving Loan and Security Agreement is deferred until July 1, 2011, at which time (i) all accrued but unpaid interest is due and payable, and (ii) our obligation to make periodic interest payments under the Revolving Loan and Security Agreement resumes.  We acknowledged our failure to meet certain borrowing conditions under the Revolving Loan and Security Agreement and that WGI is not obligated to make further loan advances under the Revolving Loan and Security Agreement.  We also provided WGI and its related parties with a release of all claims relating to the Advance Agreement and the Revolving Loan and Security Agreement.  As of March 31, 2011, we had borrowed $400 of the available $1,200 in funds under the Revolving Loan and Security Agreement.

Due to our inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under the Revolving Loan and Security Agreement beyond an additional $800 of funds and the reduction of video phone orders in the near term by ACN DPS, we do not believe our current cash and cash equivalents will satisfy our projected cash requirements in the near term and through March 31, 2012 and there exists substantial doubt about our ability to continue as a going concern.  As a result, our auditors have included a going concern modification in their audit report on our financial statements at December 31, 2010 and for the fiscal year then ended, and we have disclosed this going concern uncertainty and management’s plans to deal with this uncertainty in the footnotes to our consolidated financial statements.

Given our current liquidity, we have reduced our workforce by approximately two-thirds to 14 employees and one temporary employee, terminated our office lease obligation in Pittsford, New York, discontinued offering digital voice and video communication services to customers and substantially reduced research and development activities.  We are also negotiating with our vendors regarding settling outstanding payables and eliminating future contractual obligations.

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

These factors raise substantial doubt about our ability to continue as a going concern, and our auditors have included a going concern modification in their audit report on our financial statements at December 31, 2010 and for the fiscal year then ended as a result of these uncertainties, and we have discussed this going concern uncertainty and management’s plans to deal with this uncertainty in the footnotes to our consolidated financial statements.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our significant accounting policies are described in the Management’s Discussion and Analysis section and the notes to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2010.  Judgments and estimates of uncertainties are required in applying our accounting policies in many areas.  Following are some of the areas requiring significant judgments and estimates:  revenue recognition, customer inducement and valuation of warrants, inventory, long-lived assets, income taxes and stock based compensation.  Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of the Board of Directors has reviewed our disclosures of these policies.  There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section or the audited financial statements for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

Results of Continuing Operations for the Three Ended March 31, 2011 and 2010.

Revenues.

	For the three months ended March 31,
	2011	2010	Change
Gross revenues	$5,427	$200	$5,227	*
Revenue discount	(167)	-	(167)	100%
Net revenues	$5,260	$200	$5,060	*

*Not Meaningful

Revenues consist of digital video phones and engineering services sold directly to telecommunications service providers. For the three months ended March 31, 2011 compared with the three months ended March 31, 2010, the increase in revenues reflects approximately $5,395 in shipments of our Ojo Vision video phones to ACN DPS pursuant to our Master Purchase Agreement. Sales to ACN DPS accounted for approximately 99% and 68% of our total net revenues for the three months ended March 31, 2011 and 2010, respectively.

Applicable accounting guidance requires that revenue generated from sales to ACN DPS be reduced to reflect the extent that the ACN 2009 Warrant and ACN 2010 Warrant are determined to be consideration given by a vendor to a customer for which an otherwise identifiable benefit has not been received. We recorded a non-cash revenue discount of $167 during the three months ended March 31, 2011 to reflect the fair value of the portion of the ACN 2009 Warrant and ACN 2010 Warrant earned based on the number of units shipped through March 31, 2011.  Revenue discounts are reflected as non-cash charges that are deducted from gross revenues.

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

Cost of Revenues and Gross (Loss) Profit

	For the three months ended March 31,
	2011	2010	Change
Cost of Revenues	$6,585	$168	$6,417	*
Gross (Loss) Profit	$(1,325)	$32	$(1,357)	*

*Not Meaningful

Cost of Revenues. The cost of revenues consists primarily of direct costs related to product and delivery costs. For the three months ended March 31, 2011 compared with the three months ended March 31, 2010, the increase in equipment cost of revenues was the result of shipments of video phones to ACN DPS and the recording of a liability of approximately $1,995 that may be owed to our contract manufacturer with respect to excess and obsolete component parts and long lead component parts purchased made by our contract manufacturer for which we do not expect to be able to utilize in production.

Gross (Loss) Profit.  For the three months ended March 31, 2011 compared with the three months ended March 31, 2010, the decrease in gross profit was primarily the result of the recording of the liability for excess and obsolete component parts and long lead component parts described above.  Gross profit includes approximately $167 of non-cash revenue discount related to sales to ACN DPS.

Expenses From Continuing Operations

	For the three months ended March 31,
	2011	2010	Change
Engineering and development	$754	$921	$(167)	(18)%
Operations	259	215	44	21%
Sales and marketing	551	312	239	77%
General and administrative	1,224	1,297	(73)	(6)%
Depreciation and amortization	94	88	6	7%
Total Expenses from Operations	$2,882	$2,833	$49	2%

Engineering and Development. Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, manufacture, documentation and support of our video phone product. For the three months ended March 31, 2011 compared with the three months ended March 31, 2010, the decrease in engineering and development expenses primarily reflects the decrease in staff compensation costs of $52 and certain product development expenditures of $131.

Operations. Operating expenses consist primarily of facility operations, including information technology infrastructure and related support services. For the three months ended March 31, 2011 compared with the three months ended March 31, 2010, the increase in operations primarily reflects increased staff compensation costs of $56, offset by reduced consulting fees of $40.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs. For the three months ended March 31, 2011 compared with the three months ended March 31, 2010, the increase in sales and marketing expenses primarily reflects increased severance costs of $224.

General and Administrative. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, as well as finance and general management activities, including legal, accounting and professional fees. For the three months ended March 31, 2011 compared with the three months ended March 31, 2010, the decrease in general and administrative expenses primarily reflects decreased staff compensation costs of $88, partially offset by an increase of stock based compensation costs of $44 related to employee stock options.

Other Income and Expenses

	For the three months ended March 31,
	2011	2010	Change
Other Income and Expenses:
Interest and other income	$28	$-	$28	*
Bad debt expense	(18)	-	(18)	*
Related party interest	(79)	(79)	-	0%
Amortization of debt issuance costs	(377)	(45)	(332)	*
Total Other Income (Expense)	$(446)	$(124)	$(322)	*

*Not Meaningful

Interest and Other Income.  Interest and other income consisted of interest earned on cash and cash equivalents and payments received through negotiated settlements with a certain customer. For the three months ended March 31, 2011 compared with the three months ended March 31, 2010, the increase in interest and other income was primarily related to $20 received from a certain customer.

Bad debt expense.  Bad debt expense primarily relates to the costs associated with accounts receivable balances which are deemed uncollectible by management.  For the three months ended March 31, 2011 compared with the three months ended March 31, 2010, the increase reflects the additional amounts reserved for uncollectible service revenue accounts.

Related party interest.  Interest and other expense primarily reflects the accrued interest under our Revolving Loan and Security Agreement with WGI and the carrying costs under our ACN Service Agreement.  For the three months ended March 31, 2011 compared with the three months ended March 31, 2010, there was no change in interest and other expense.

Amortization of Debt Issuance Costs. Amortization of debt issuance costs relates to warrants issued to WGI in March 2010 and August 2010.  For the three months ended March 31, 2011 compared with the three months ended March 31, 2010, the increase in amortization of debt issuance costs was primarily related to addition of $377 of amortization of debt issuance costs for the three months ended March 31, 2011 related to the warrant issued to WGI in August 2010.

Income Taxes.  We have incurred net operating losses since inception and accordingly had no current income tax provision and have not recorded any income tax benefit for those losses, since realization of such benefit is currently uncertain.

Net Income from Discontinued Operations

Pursuant to the board of directors' approved discontinuation of the Services segment of business, all operating results related to this segment have been reclassified and included in discontinued operations. For the three months ended March 31, 2011 and 2010, net income from discontinued operations of the Service segment were $27 and $77, respectively.

Liquidity and Capital Resources

As of March 31, 2011, our primary sources of liquidity consisted of proceeds from borrowings from WGI under our Revolving Loan and Security Agreement pursuant to which WGI provided us a line of credit, the sale of video phones and voice and video services, and the exercise of options on our common stock.

The following table sets forth a summary of our cash flows for the dates and periods indicated:

	As of and for the Three Months Ended March 31,
	2011	2010
Cash provided by (used in) operating activities	$1,318	$(2,443)
Cash (used in) investing activities	(6)	(10)
Cash (used in) provided by financing activities	(1,710)	2,524
Net (decrease) increase in cash and cash equivalents	(398)	71
Cash and cash equivalents at beginning of period	878	578
Cash and cash equivalents at end of period	$480	$649

Operating Activities. For the three months ended March 31, 2011 compared with the three months ended March 31, 2010, the increase in cash provided by operating activities primarily reflects the increase in accounts payable of $4,098, the increase of accrued expenses of $1,750 and the increase of deferred revenue of $1,312, offset by the decrease in gross profit of $1,357 and increase in inventory of $2,597.

Investing Activities. For the three months ended March 31, 2011 compared with the three months ended March 31, 2010, there was no significant change in investing activities.

Financing Activities. For the three months ended March 31, 2011 compared with the three months ended March 31, 2010, the increase in cash used by financing activities primarily reflects $1,700 in net repayments under our Revolving Loan and Security Agreement with WGI.

Cash and Cash Equivalents. Cash and cash equivalents at March 31, 2011 were held for working capital purposes and were invested in investments that are highly liquid, are high quality investment grade and have original maturities of less than three months when purchased. We do not enter into investments for trading or speculative purposes.

Indebtedness. Our outstanding debt as of March 31, 2011 and 2010 is summarized below:

	As of March 31,
	2011	2010
Note Payable	$11	$-
Revolving loan, with related party	2,700	3,800
Total debt	$2,711	$3,800

The weighted average annual interest rate on total debt at March 31, 2011 and 2010 was 10.0%.

Contractual Obligations.  We are obligated to make future payments under various contracts such as debt, lease and purchase agreements and commitments.  The table below summarizes our significant contractual cash obligations as of March 31, 2011 for the items indicated:
	Payment due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt maturities	$2,711	$2,711	$-	$-	$-
Operating lease obligations	3,337	525	1,407	985	420
Liabilities relating to warranty	343	343	-	-	-

Total	$6,391	$3,579	$1,407	$985	$420

In addition to these obligations, as of March 31, 2011, the Company had severance arrangements with certain employees.  Under these contracts, each individual is entitled to six months’ salary and benefits continuation following termination of their employment with cause or with good reason.  The estimated future obligation under these severance arrangements, if all of them were to be terminated as of March 31, 2011, was $312 payable in installments for six months after the termination date.

Operations and Liquidity. We have incurred recurring net losses and have an accumulated deficit of $(293,093), stockholder’s deficiency of $(6,242) and a working capital deficiency of $(12,458) as of March 31, 2011.  As of March 31, 2011, we had $15,919 of liabilities. These liabilities primarily included $2,700 under the Revolving Loan and Security Agreement, $6,093 of accounts payable, $3,668 of deferred revenues and income, $11 of notes payable, $2,328 of accrued expenses, $408 payable to related parties and $343 product warranty reserve. Substantially all of our assets are pledged pursuant to WGI under the Revolving Loan and Security Agreement.

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

On March 30, 2011, we entered into the Advance Agreement with WGI.  Pursuant to the Advance Agreement, WGI agreed to provide us up to $1,200 in funds under the Revolving Loan and Security Agreement to fund specific expenses pursuant to a proposed operating budget through June 24, 2011.  The Advance Agreement also provided that our obligation to make periodic interest payments on outstanding amounts under the Revolving Loan and Security Agreement is deferred until July 1, 2011, at which time (i) all accrued but unpaid interest is due and payable, and (ii) our obligation to make periodic interest payments under the Revolving Loan and Security Agreement resumes.  We acknowledged our failure to meet certain borrowing conditions under the Revolving Loan and Security Agreement and that WGI is not obligated to make further loan advances under the Revolving Loan and Security Agreement.  We also provided WGI and its related parties with a release of all claims relating to the Advance Agreement and the Revolving Loan and Security Agreement.  As of March 31, 2011, the Company had borrowed $400 of the available $1,200 in funds under the Revolving Loan and Security Agreement.

Due to our inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under the Revolving Loan and Security Agreement beyond an additional $800 of funds and the reduction of video phone orders in the near term by ACN DPS, we do not believe our current cash and cash equivalents will satisfy our projected cash requirements in the near term and through March 31, 2012 and there exists substantial doubt about our ability to continue as a going concern.  As a result, our auditors have included a going concern modification in their audit report on our financial statements at December 31, 2010 and for the fiscal year then ended, and we have disclosed this going concern uncertainty and management’s plans to deal with this uncertainty in the footnotes to our consolidated financial statements.

Given the Company’s current liquidity, the Company has reduced its workforce by approximately two-thirds to 14 employees and one temporary employee, terminated its office lease obligation in Pittsford, New York, discontinued offering digital voice and video communication services to customers and substantially reduced research and development activities.  The Company is also negotiating with its vendors regarding settling outstanding payables and eliminating future contractual obligations.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. (Dollar amounts contained in this Item 3 are in thousands).

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency. We do not hold financial instruments for trading purposes.

Interest Rate Sensitivity

We had cash and cash equivalents of $480 at March 31, 2011.  We held these amounts primarily in cash or money market funds.  We hold cash and cash equivalents for working capital purposes.  We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.  We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt specific hedging strategies in the future.  Any declines in interest rates, however, will reduce future interest income.  We had total outstanding debt of $2,700 at March 31, 2011.  The debt outstanding as of March 31, 2011is subject to a fixed interest rate.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations.  If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases.  Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934)  that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company carried out an evaluation, under the supervision and with the participation of management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2011.  The Company’s Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2011, its disclosure controls and procedures were designed properly and were effective in ensuring that the information required to be disclosed by the Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Effective as of March 11, 2011, Christopher V. Vitale was appointed Chief Administrative Officer of the Company, in addition to his positions of Senior Vice President, Legal and Regulatory, General Counsel and Secretary of the Company, and will perform the functions of principal executive officer of the Company.  Effective as of March 29, 2011, Joseph Calarco was appointed Controller and Vice President, Finance of the Company, and will perform the functions of principal financial officer and principal accounting officer of the Company

On March 14, 2011, the Company began reducing the size of its workforce as a result of liquidity issues.  Following completion of this reduction in the size of the workforce, the Company’s workforce has been reduced to 14 employees and one temporary employee.

The changes to our principal executive officer and principal financial officer and the reduction in the Company’s workforce are not expected to materially affect the Company’s internal control over financial reporting for the three months ended March 31, 2011.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Although from time to time we may be involved in litigation as a routine matter in conducting our business, we are not currently involved in any litigation which we believe is material to our operations or balance sheet.

ITEM 5.  OTHER INFORMATION.

The following disclosure would otherwise be filed on Form 8-K under Item 1.02:

On October 9, 2009, the Company entered into a Master Service Agreement (the “D3 Agreement”) with deltathree (“D3”).  Pursuant to the D3 Agreement, D3 provided the Company wholesale VoIP telephony and video services and operational support systems.  In connection with the Company’s cost reduction measures in March 2011, the Company discontinued offering digital voice and video communication services to customers.  The Company paid D3 an activation fee, usage charges and a monthly subscriber-based fee for each customer that subscribed for the services provided to the Company under the D3 Agreement.  The initial term of the D3 Agreement was for a period of five years from the date the Company begin offering VoIP telephony and video services to customers.  The D3 Agreement can be terminated by either party for cause or upon 180 days notice for convenience.  D3 is majority owned by D4 Holdings, LLC and the Company is majority owned by WGI Investor LLC.  D4 Holdings, LLC and WGI Investor LLC have common majority ownership and a common manager.

On May 8, 2011, the Company received notice that D3 was terminating the D3 Agreement for breach of the D3 Agreement by the Company for failure to pay outstanding invoices and for the occurrence of a triggering event relating to the Company’s financial condition.  There are no material early termination penalties to be incurred by the Company.

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

4.2
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

WORLDGATE COMMUNICATIONS, INC.

Dated:	May 16, 2011	/s/ Christopher V. Vitale
Christopher V. Vitale
Chief Administrative Officer
(Principal Executive Officer)

Dated:	May 16, 2011	/s/ Joseph A. Calarco
Joseph A. Calarco
Controller and Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

4.1
Amendment, dated January 27, 2011, to Warrant issued on April 6, 2009 to ACN Digital Phone Service, LLC (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC January 28, 2011)

4.2
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