Form 10-Q
period 2011-06-30
WORLDGATE COMMUNICATIONS INC
filed 2011-08-15
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Large accelerated filer☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2011
Common Stock, par value $0.01 per share	339,733,363 shares

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share amounts)

	June 30,	December 31,
	2011 (Unaudited)	2010*
ASSETS
Current assets:
Cash and cash equivalents	$43	$878
Trade accounts receivable less allowance for doubtful accounts of $4 at June 30, 2011 and $110 at December 31, 2010	74	1
Accounts receivable – related party	-	96
Inventory, net	250	296
Prepaid and other current assets	180	117
Assets related to discontinued operations	-	10
Total current assets	547	1,398
Property and equipment, net	539	719
Deposits	187	193
Deferred debt issuance costs, net	5,016	5,769
Total assets	$6,289	$8,079

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$5,005	$1,995
Account payable due to related parties	466	415
Accrued expenses	2,304	578
Accrued compensation and benefits	6	182
Warranty reserve	343	343
Deferred rent	208	150
Deferred revenues	-	2,206
Revolving Loan, with related party	2,700	4,400
Notes payable	113	49
Total liabilities	11,145	10,318

Commitments and contingencies

Stockholders’ deficiency:

Preferred Stock, $.01 par value, 13,500,000 shares authorized, and 0 shares issued at June 30, 2011 and December 31, 2010
Common Stock, $.01 par value; 700,000,000 shares authorized at June 30, 2011 and December 31, 2010; and 339,733,363 and 339,475,805 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	3,397	3,395
Additional paid-in capital	283,894	282,833
Accumulated deficit	(292,147)	(288,467)
Total stockholders’ deficiency	(4,856)	(2,239)
Total liabilities and stockholders’ deficiency	$6,289	$8,079

* Condensed from audited financial statement

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues (includes $5,005 and $0, respectively, with related parties for the three months ended June 30, 2011 and 2010 and $10,400 and $0 , respectively, with related parties for the six months ended June 30, 2011).	$5,080	$97	$10,507	$307
Revenue discount with related party	(27)	-	(194)	-
Net revenues	5,053	97	10,313	307
Cost of revenues	2,635	32	9,220	210
Gross profit	2,418	65	1,093	97

Expenses from operations:
Engineering and development	251	926	1,005	1,847
Operations	89	217	348	432
Sales and marketing	(198)	363	353	675
General and administrative	923	1,176	2,147	2,472
Depreciation and amortization	92	99	186	187
Total expenses from operations	1,157	2,781	4,039	5,613
Income (Loss) from operations	1,261	(2,716)	(2,946)	(5,516)

Other income (expense):
Interest and other income	46	-	74	-
Bad debt expense	-	-	(18)	-
Amortization of debt issuance costs	(377)	(179)	(754)	(224)
Interest and other expense , related party	(58)	(91)	(137)	(170)
Total other income (expense)	(389)	(270)	(835)	(394)
Net Income (loss) from continuing operations	872	(2,986)	(3,781)	(5,910)
Discontinued operations:
Net income from discontinued operations	74	27	101	104
Net Income (loss)	$946	$(2,959)	$(3,680)	$(5,806)
Net Income (loss) per common share – Basic and Diluted:
Continuing operations	$0.00	$(0.01)	$(0.01)	$(0.02)
Discontinuing operations	0.00	0.00	0.00	0.00
Total	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and Diluted	367,327,614	364,433,587	367,138,865	362,948,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Dollars and shares in thousands)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance at January 1, 2011	339,476	$3,395	$282,833	$(288,467)	$(2,239)

Issuance of common stock upon exercise of stock options	257	2	26	-	28

Stock based compensation	-	-	841	-	841

Issuance of warrants to ACN	-	-	194	-	194

Net loss	-	-	-	(3,680	(3,680)

Balance at June 30, 2011	339,733	$3,397	$283,894	$(292,147)	$(4,856)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,680)	$(5,806)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	186	187
Amortization of debt issuance costs	753	224
Fair value of warrants recorded as a sales discount	194	-
Inventory reserve	-	(86)
Stock based compensation	841	749
Bad debt expense, net of recoveries	18	2

Changes in operating assets and liabilities:
Accounts receivable – trade, other and related party	15	(1,125)
Inventory	46	(7,387)
Prepaid and other current assets	(63)	(171)
Accounts payable	3,010	5,458
Accounts payable - related parties	51	90
Accrued expenses	1,726	(124)
Accrued compensation and benefits	(176)	(255)
Warranty reserve	-	(6)
Deferred revenue	(2,206)	7,518
Deferred rent	58	119

Net cash provided by (used in) operating activities	773	(613)

Cash flows from investing activities:
Capital expenditures	-	(168)
Net cash used in investing activities	-	(168)

Cash flows from financing activities:
Proceeds from issuance of common stock	28	153
Net payments/proceeds from revolving loan with related party	(1,700)	600
Net proceeds from notes	64	84
Net cash (used in) provided by financing activities	(1,608)	837
Net (decrease) increase in cash and cash equivalents	(835)	56
Cash and cash equivalents, beginning of period	878	578
Cash and cash equivalents, end of period	$43	$634
Supplemental disclosures of non-cash financing activities:
Issuance of warrants to WGI (see Note 4)	$-	$3,330
Cash paid for:
Interest	$38	$-

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

The Company’s condensed financial statements have been prepared on a “going concern” basis, which contemplates realization of assets and liquidation of liabilities in the normal course of business. As discussed in more detail below in Footnote 3, due to the Company’s inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under the Company’s revolving loan with WGI Investor LLC (“WGI”) and the reduction of video phone orders in the near term by ACN Digital Phone Service, LLC (“ACN DPS”), a subsidiary of ACN, Inc. (“ACN”), a direct seller of telecommunications services and a distributor of video phones, the Company does not believe its current cash and cash equivalents will satisfy its projected cash requirements in the near term and through June 30, 2012 and there exists substantial doubt about its ability to continue as a going concern.  As a result, the Company’s auditors have included a going concern modification in their audit report on the consolidated financial statements at December 31, 2010 and for the fiscal year then ended.  The Company is in the process of reducing its operating costs and other expenditures, including reductions of personnel and capital expenditures.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2011 and 2010 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In addition, the December 31, 2010 condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP.  These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 and the notes thereto included in the Company’s Annual Report on Form 10-K.  The accounting policies used in preparing these unaudited condensed consolidated financial statements are materially consistent with those described in the audited December 31, 2010 consolidated financial statements.

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

In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the three or six months ended June 30, 2011 or 2010.

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

In March 2011, the Company’s Board of Directors approved the discontinuation of the Services segment of the business. Based on this approval, the Company determined that this segment substantially met the criteria to report the segment as "Discontinued Operations" in accordance with ASC 360, “Property, Plant and Equipment”  Accordingly, assets classified as discontinued have been measured at the lower of the carrying amount or fair value less cost to sell. The Company expects to complete the discontinuation of the operations of the Services segment of the business during fiscal year 2011.  At that time, the Company will cease to report that segment’s results.

In accordance with ASC 360, depreciation and amortization expense were suspended on assets in the Services segment of the business in March 2011.  Operating results of our discontinued operations for the three and six months ended June 30, 2011 and 2010 are as follows:

	For the three months ended June 30		For the six months ended June 30
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue from discontinued operations	$74	$81	$101	$154
Net Income	$74	$27	$101	$104

The major class of assets of our discontinued operations at June 31, 2011 and December 31, 2010 are as follows:

	For the Period ended
	June 30, 2011	December 31, 2010
	(unaudited)	(unaudited)
Current Assets:
Accounts Receivable	$-	$10

3.	Liquidity Considerations

The Company has incurred recurring net losses and has an accumulated deficit of $(292,147), stockholder’s deficiency of $(4,856) and a working capital deficiency of $(10,598) as of June 30, 2011.

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

ACN Video Phone Purchases.  On March 8, 2011, ACN DPS informed the Company that, although it intends to abide by its obligations under the Master Purchase Agreement, as amended, ACN DPS expected to revise its purchase forecast downward for video phones.  On March 22, 2011, the Company received a significantly reduced ordering forecast from ACN DPS for the remainder of 2011, based in part on a significant build up in inventory of unsold video phones held by ACN DPS.  The Master Purchase Agreement requires ACN DPS to purchase 300,000 video phones over a two year period (through August 2012), but does not specify the timing of such purchases during the two year commitment period.  Accordingly, the Company expects that revenues from sales to ACN DPS in fiscal year 2011 will be significantly lower than in fiscal year 2010, which the Company expects will have a material impact on its ability to generate cash from product sales

Advances Under the Revolving Loan.  In October 2009, the Company entered into a Revolving Loan and Security Agreement with WGI pursuant to which WGI agreed to provide to the Company a line of credit in the principal amount of $3,000. In March 2010, the principal amount of the line of credit was increased to $5,000, and in August 2010 the principal amount of the line of credit was increased to $7,000. Each loan advance under the Revolving Loan and Security Agreement requires the satisfaction of certain conditions, including a condition that there shall not have occurred, in WGI’s sole discretion, any material adverse change in the Company’s business, operations or condition (financial or otherwise) or a material impairment in the prospect of repayment of any portion of the Company’s obligations under the Revolving Loan and Security Agreement.  On March 8, 2011, following the Company’s request for funds from the Revolving Loan and Security Agreement pursuant to a notice of borrowing, WGI informed the Company that it believes the Company has not satisfied the condition relating to the absence of a material adverse change or material impairment in the prospect of repayment of the Company’s  obligations under the Revolving Loan and Security Agreement and, therefore, no loan advance under the Revolving Loan and Security Agreement was to be made at that time.    The outstanding principal balance under the Revolving Loan and Security Agreement was $2,700 and $2,839 as of June 30, 2011 and August 15, 2011, respectively.

On March 30, 2011, the Company entered into a Waiver and Conditional Advance Agreement (the “Advance Agreement”) with WGI.  Pursuant to the Advance Agreement, WGI agreed to provide the Company up to $1,200 in funds under the Revolving Loan and Security Agreement to fund specific expenses pursuant to a proposed operating budget. The Advance Agreement also provided that the obligation of the Company to make periodic interest payments on outstanding amounts under the Revolving Loan and Security Agreement was deferred until July 1, 2011, which subsequently extended to September 1, 2011, at which time (i) all accrued but unpaid interest is due and payable, and (ii) the obligation of the Company to make periodic interest payments under the Revolving Loan and Security Agreement resumes.  The Company acknowledged its failure to meet certain borrowing conditions under the Revolving Loan and Security Agreement and that WGI is not obligated to make further loan advances under the Revolving Loan and Security Agreement.  The Company also provided WGI and its related parties with a release of all claims relating to the Advance Agreement and the Revolving Loan and Security Agreement.  As of June 30, 2011, the Company had borrowed $400 of the available $1,200 in funds under the WGI Revolving Loan and Security Agreement in accordance with the Advance Agreement and has borrowed an additional $139 thereunder between July 1, 2011 and August 15, 2011.

Due to the Company’s inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under the Revolving Loan and Security Agreement beyond (the remaining funds that may be available pursuant to the Advance Agreement),  and the reduction of video phone orders in the near term by ACN DPS, the Company does not believe its current cash and cash equivalents will satisfy its projected cash requirements in the near term and through June 30, 2012 and there exists substantial doubt about the Company’s ability to continue as a going concern.

Given the Company’s current liquidity, the Company terminated its office lease obligation in Pittsford, New York, discontinued offering digital voice and video communication services to customers and substantially reduced research and development activities.  The Company has continued to reduce its expenses, including substantial reductions in its workforce, as it continues to explore strategic alternatives.  The Company’s workforce has been reduced to 2 employees and one consultant.

The Company believes that, based on currently projected cash inflows generated from operations, the Company will be unable to pay future scheduled interest and/or principal payments under the Revolving Loan and Security Agreement as these obligations become due.  If WGI is not willing to waive compliance or otherwise modify the Company’s obligations such that the Company is able to avoid defaulting on such obligations, WGI could accelerate the maturity of the Company’s debts due to it.  Further, because WGI has a lien on all of the Company’s assets to secure the Company’s obligations under the Revolving Loan and Security Agreement, WGI could take actions under the loan agreement and seek to sell the Company’s assets to satisfy the Company’s obligations thereunder. All of these actions would likely have an immediate material adverse effect on the Company’s business, financial condition or results of operations.

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

The Company’s board of directors has established a special committee of directors that are independent and disinterested from WGI and ACN to guide the Company through the evaluation of strategic alternatives.  There can be no assurance that exploration of strategic alternatives will result in the Company pursuing any particular transaction or, if the Company pursues any such transaction, that it will be completed.  The Company retained a financial advisor to assist the Company in the exploration of strategic alternatives, including preparation of marketing materials and the solicitation of potential acquirers for the Company and/or its assets and persons interested in providing financing to the Company.  The Company does not expect to make further public comment regarding its consideration of strategic alternatives until the Company’s board of directors has approved a specific course of action, the Company’s board of directors deems disclosure of significant developments is appropriate, or the Company is legally required to do so.

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

The Company currently does not have any employees that have software or manufacturing engineering expertise, resulting in the Company not being able to provide service to customers, not being able to make substantives changes to the software on the Company’s video phones and not being able to manufacture, sell or provision additional video phones.  The Company is continuing to negotiate with its vendors and counterparties regarding settling outstanding payables and eliminating future contractual obligations.

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

The Company’s revenue is net of any collections of state or municipal taxes, fees or surcharges on the charges to customers for the products that they purchase. Revenues are also offset by a reserve for any price refunds and consumer rebates consistent with Accounting Standards Codification (“ASC”) Topic 605-50. In addition, revenues are also offset to reflect any consideration given by a vendor to a customer for whom an otherwise identifiable benefit has not been received. This consideration includes warrants given to a customer (See Note 7).

During the three months ended June 30, 2011 the Company shipped $3,668 of units previously recorded as deferred revenue as of March 31, 2011 and as such recorded this as revenue in the three months ended June 30, 2011. Prior to the shipment of these units, these units were held and revenue deferred by the Company pending shipment to the ultimate customer.

During the three months ended March 31, 2011 the Company shipped $2,356 of units previously recorded as deferred revenue as of December 31, 2010 and as such recorded this as revenue in the six months ended June 30, 2011. Prior to the shipment of these units, these units were held and revenue deferred by the Company pending shipment to the ultimate customer.

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

Anti-Dilution Warrant. The Anti-Dilution Warrant entitles WGI to purchase up to 140,009,750 shares of the Company’s common stock at an exercise price of $0.01 per share to the extent the Company issues any capital stock upon the exercise or conversion of (i) any warrants, options and other purchase rights that were outstanding as of April 6, 2009 (“Existing Contingent Equity”), (ii) up to approximately 19.7 million shares underlying future options, warrants or other purchase rights issued after April 6, 2009 (“Future Contingent Equity”), or (iii) the warrant issued to ACN DPS, a subsidiary of ACN, to purchase up to approximately 38.2 million shares of the Company’s common stock at an exercise price of $0.0425 per share (the “ACN 2009 Warrant”). The Anti-Dilution Warrant is designed to ensure that WGI may maintain ownership of 63% of the Company’s issued and outstanding shares of capital stock in the event that any of the Company’s capital stock is issued in respect to the Existing Contingent Equity, the Future Contingent Equity or the ACN 2009 Warrant – upon each issuance of a share pursuant to Existing Contingent Equity, Future Contingent Equity or the ACN 2009 Warrant, the Anti-Dilution Warrant may be exercised for 1.7027027 shares. The term of the Anti-Dilution Warrant is ten years from the date of issuance, and the shares subject to the Anti-Dilution Warrant will be decreased proportionally upon the expiration of Existing Contingent Equity, Future Contingent Equity and the ACN 2009 Warrant. As of June 30, 2011, the full amount of Future Contingent Equity (approximately 19.7 million shares) had been fully allocated to options and warrants issued by the Company after April 6, 2009, and therefore, any future options, warrants or other purchase rights issued by the Company will not be considered Future Contingent Equity.

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

On March 8, 2011, ACN DPS informed the Company that, although it intends to abide by its obligations under the Master Purchase Agreement, as amended by the MPA Amendment, ACN DPS expected to revise its purchase forecast downward for video phones.  On March 22, 2011, the Company received a significantly reduced ordering forecast from ACN DPS for the remainder of 2011, based in part on a significant build up in inventory of unsold video phones held by ACN DPS.  The Master Purchase Agreement requires ACN DPS to purchase 300,000 video phones over a two year period (through August 2012), but does not specify the timing of such purchases during the two year commitment period.

Revolving Loan and Security Agreement with WGI. In October 2009, the Company entered into a Revolving Loan and Security Agreement with WGI pursuant to which WGI provided the Company a line of credit in a principal amount of $3,000. In March 2010, the principal amount of the line of credit was increased to $5,000. In August 2010, the principal amount of the line of credit was increased to $7,000. Interest accrues on any loan advances at the rate of 10% per annum. Interest payments commenced June 1, 2010 and are payable monthly after such date, and any principal amount repaid is available for re-borrowing. All outstanding principal and interest outstanding are required to be repaid on October 28, 2014. The Company granted WGI a security interest in substantially all of the Company’s assets and the Company made customary representations and covenants to WGI. Any loan advance requires the satisfaction of customary borrowing conditions. Upon the occurrence of an event of default, (1) WGI may require repayment of all outstanding amounts under the Revolving Loan and Security Agreement, may terminate its commitment to make additional loans, and may exercise its rights with respect to the security interest in substantially all of the Company’s assets and (2) all outstanding amounts under the Revolving Loan and Security Agreement will bear interest at the rate of 15% per annum.  The outstanding principal balance under the Revolving Loan and Security Agreement was $2,700 and $2,839 as of June 30, 2011 and August 15, 2011, respectively.  During the six months ended June 30, 2011 and 2010, interest expenses on outstanding balance of loans are $149 and $145, respectively.  During the three months ended June 30, 2011 and 2010, interest expenses on outstanding balance of loans is $70 and $84, respectively.

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

On March 30, 2011, the Company entered into the Advance Agreement with WGI.  Pursuant to the Advance Agreement, WGI agreed to provide the Company up to $1,200 in funds under the Revolving Loan and Security Agreement to fund specific expenses pursuant to a proposed operating budget.  The Advance Agreement also provided that the obligation of the Company to make periodic interest payments on outstanding amounts under the Revolving Loan and Security Agreement was deferred until July 1, 2011, which subsequently extended to September 1, 2011, at which time (i) all accrued but unpaid interest is due and payable, and (ii) the obligation of the Company to make periodic interest payments under the Revolving Loan and Security Agreement resumes.  The Company acknowledged its failure to meet certain borrowing conditions under the Revolving Loan and Security Agreement and that WGI is not obligated to make further loan advances under the Revolving Loan and Security Agreement.  The Company also provided WGI and its related parties with a release of all claims relating to the Advance Agreement and the Revolving Loan and Security Agreement.

6.	Inventory

The Company’s inventory consists primarily of finished goods equipment to be sold to customers. The cost is determined at the lower of cost or market on a first-in, first-out cost basis. During the quarter, the Company shipped $1,447 of units that were previously recorded as deferred revenue at March 31, 2011.  At June 30, 2011, all inventory consisted of saleable inventory.   As of June 30, 2011, the Company’s inventory balance was $250 net of a reserve of $-0- for excess and obsolete inventory.  As of December 31, 2010, the Company’s inventory balance was $296 net of a reserve of $405 for excess and obsolete inventory.  During 2010, the Company adjusted its reserve for excess and obsolete inventory by $352.

7.	Deferred Debt Issuance Costs

In connection with the increase of the principal amount of the Revolving Loan and Security Agreement to $5,000, in March 2010, the Company granted WGI a warrant to purchase up to 6.0 million shares of the Company’s common stock. The warrant had a value of $3,330 utilizing the Black-Scholes option pricing model which was recorded as a deferred debt issuance cost and will be amortized on a straight-line basis, which approximates the interest rate method, over the remaining term of the Revolving Loan and Security Agreement.  For the three month periods ended June 30, 2011 and 2010, the Company has amortized deferred debt discount for $179 and $179, respectively.  For the six month periods ended June 30, 2011 and 2010, the Company has amortized deferred debt discount for $358 and $224, respectively.  As of June 30, 2011, $940 of this warrant had been amortized and the balance of the deferred debt issuance cost was recorded as a long term asset.

In connection with the increase of the principal amount of the Revolving Loan and Security Agreement to $7,000, in August 2010, the Company granted WGI a warrant to purchase up to 8.0 million shares of the Company’s common stock.  The warrant had a value of $3,327 utilizing the Black-Scholes option pricing model which was recorded as a deferred debt issuance cost and will be amortized on a straight-line basis, which approximates the interest rate method, over the remaining term of the Revolving Loan and Security Agreement.  For the three month periods ended June 30, 2011 and 2010, the Company has amortized deferred debt discount for $197 and $-0-, respectively.  For the six month periods ended June 30, 2011 and 2010, the Company has amortized deferred debt discount for $395 and $-0-, respectively.  As of June 30, 2011, $701 of this warrant had been amortized and the balance of the deferred debt issuance cost was recorded as a long term asset.

8.	Accrued Expenses

The Company’s accrued expenses consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
D3 network fees	$-	$37
License fees	117	88
Contingent penalties	157	157
Kentec long lead inventory items	1,995	-
Inventory purchased by vendor	-	132
Taxes	35	2
Other	-	162
Totals	$2,304	578

The Kentec long lead inventory items consists of an estimate of amounts incurred by Kentec pursuant to the manufacturing agreement between Kentec and the Company for parts which require long lead times to purchase and which were necessary to have ordered in advance to meet the Company’s prior production forecasts.  The Company does not expect to be able to utilize the long lead items purchased by Kentec, which could result in the Company being responsible for the costs of such items.

9.	Warranty Reserve

The Company provides a warranty covering defects arising from the sales of its video phone product. This warranty is limited to a specific time period. Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. While the Company believes its estimate at June 30, 2011 is reasonable and adequate, it is subject to change based on its future sales and experience, which may require an increase or decrease in its reserve. The outstanding balance of warranty reserve at June 30, 2011 and December 31, 2010 is $343 and $343, respectively.

10.	Deferred Revenue and Income

Deferred revenue and income consists primarily of advance payments received from ACN DPS for units that have not been shipped.  There were no deferred revenues as of June 30, 2011 as all deferred revenues were earned during the six months ended June 30, 2011.

11.	Stockholders’ Equity

Anti-Dilution Warrant

The following table summarizes, as of June 30, 2011, each contingent equity category under the Anti-Dilution Warrant and the exercisability of the Anti-Dilution Warrant.

	Shares Under Contingent Equity Categories
		As of June 30, 2011
Contingent Equity Categories	Issuable as of April 6, 2009	Terminated or Expired Shares	Shares Not Exercisable	Shares Exercisable	Total Shares Issuable (Exercisable and Non- Exercisable)
Existing Contingent Equity	24,318,869	8,816,892	1,285,967	14,216,010	15,501,977
Future Contingent Equity	19,689,182	14,345,433	4,295,000	1,048,750	5,343,750
CAN 2009 Warrant	38,219,897	-	38,219,897	-	38,219,897
Total Contingent Equity	82,227,948	23,162,325	43,800,864	15,264,760	59,065,624
Anti-Dilution Warrant (Total Contingent Equity*1.7027027)	140,009,750	39,438,551	74,579,848	25,991,345	100,571,193

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

The Black Scholes economic model calculations of these fair values were based on the following assumptions:

	At December 31, 2010 Vested warrant for 6,869,982 shares	At June 30, 2011 Unvested warrant for 34,349,915 shares
Market Price	$0.38	$0.04
Exercise Price	$0.0425	$0.0425
Term	8.53 yrs	7.77 yrs
Volatility Rate	165.12%	178.45%
Interest Rate	2.200%	3.45%

A summary of the Company warrant activity for the six months ended June 30, 2011 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding, January 1, 2011	181,092,464	$0.05	8.38
Granted	-	-
Exercised	-	-
Cancelled / Forfeited/ Expired	(25,301,374)	(0.01)
Outstanding, June 30, 2011	155,791,090	$0.06	8.60
Exercisable, June 30, 2011	46,861,327	$0.16	8.83

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

Each of the 1996 Plan, the 2003 Plan and 2010 Plan are administered by the compensation committee of the board of directors of the Company. The compensation committee determines the term of each award, provided, however, that the exercise period may not exceed ten years from the date of grant, and for incentive stock options, in certain instances, may not exceed five years. As of June 30, 2011, there were 12,000,000 shares available for grant under the 2010 Plan and 5,580,967 options outstanding.

The weighted-average fair values of the options granted were $0.21 and $0.54 per option during the six months ended June 30, 2011 and 2010, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes fair value option valuation model. The following weighted-average assumptions were used for grants during the six months ended June 30, 2011 and 2010, respectively: expected volatility of 142.68% and 151.3%; average risk-free interest rates of 2.56% and 2.70%; dividend yield of 0%; and expected lives of 6.25 and 6.25 years.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award. As a result, the Company’s net loss before taxes for the six months ended June 30, 2011 and 2010 included approximately $841 and $749, respectively, of stock based compensation. The stock based compensation expense is included in general and administrative expense in the consolidated statements of operations. The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

A summary of the Company’s stock plans is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2011	22,699,426	$0.40	8.19 years	$331,154

Granted	537,000	$0.21
Exercised	(257,557)	$0.83
Cancelled/Forfeited	(17,397,902)	$0.42
Outstanding, June 30, 2011	5,580,967	$0.27	7.02 years	$-
Exercisable, June 30, 2011	3,545,967	$0.26	6.51 years	$-

As of June 30, 2011, there was $2,680 of total unrecognized compensation arrangements granted under the Company’s equity compensation plans.  The cost is expected to be recognized through 2014.

The aggregate intrinsic value of outstanding and exercisable stock options at June 30, 2011 represents (i) the difference between the Company’s closing stock price of $0.04 on June 30, 2011 and the weighted average option exercise price per share on that date of $0.27 for outstanding options and $0.26 for exercisable options, multiplied by (ii) the number of shares underlying outstanding options on that date.

Restricted Stock Grants

The 2003 Plan provided for performance share grants of restricted shares of common stock representing the right to receive a payment in cash, shares of common stock, or a combination thereof as determined by the compensation committee equal to the value of the shares of common stock on achievement of performance criteria. An aggregate of 1,151,000 restricted shares were granted in October 2007 and December 2007 to certain executives that vest upon the achievement of certain performance criteria.  During the three months ended June 30, 2011, no restricted shares were outstanding.

12.	Net (Loss) Per Share (Basic and Diluted)

The Company displays dual presentation of earnings per share as both basic and diluted earnings per share (“EPS”). Basic EPS includes no dilution and is computed by dividing net profit (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Basic weighted average shares outstanding for the three months ended June 30, 2011, includes 27,594,251weighted average shares issuable in the future under the terms of the WGI Anti-Dilution Warrant, as these warrants are exercisable at a nominal amount.  Basic weighted average shares outstanding for the six months ended June 30, 2011, includes 27,475,228, weighted average shares issuable in the future under the terms of the WGI Anti-Dilution Warrant for the six months ended June 30, 2011, as these warrants are exercisable at a nominal amount.  Diluted EPS includes, under the “treasury stock” and “if converted” methods, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances are not included in the computation when they are not in the money or their effect would be anti-dilutive.

Potential common shares excluded from net income per share for the three months ended June 30, 2011 were 128,510,729 because their effect would be anti-dilutive as they are not in the money at June 30, 2011. Potential common shares excluded from net loss per share for the six months ended June 30, 2011 were 128,510,729 and for the three and six months ended June 30, 2010 were 173,557,581 because their effect would be anti-dilutive due to the Company's net loss.  Excluded shares of common stock include shares issuable upon the exercise of stock options, unvested restricted stock and warrants, irrespective of whether such securities are in the money.

13.	Commitments and Contingencies

Leases

The Company leases approximately 18,702 square feet of office space at 3800 Horizon Boulevard, Trevose, Pennsylvania.

As of June 30, 2011, the future minimum contractual lease commitments under leases for each of the fiscal years ending December 31 are as follows:

2011	$224
2012	457
2013	467
2014	476
2015	485
Thereafter	1,041
Total	$3,150

Other Commitments

During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company entered into an agreement with its contract manufacturer to allow it to procure component inventory based upon criteria as defined by the Company. If the component inventory procured by the contract manufacturer is not used in production of products for the Company and is not returnable, usable or saleable to other parties, then the Company may be responsible for purchasing the component inventory. At June 30, 2011, the Company has accrued $1,995 related to such obligation.

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

ACN Video Phone Purchases.  On March 8, 2011, ACN DPS informed us that, although it intends to abide by its obligations under the Master Purchase Agreement, as amended, ACN DPS expected to revise its purchase forecast downward for video phones.  On March 22, 2011, we received a significantly reduced ordering forecast from ACN DPS for the remainder of 2011, based in part on a significant build up in inventory of unsold video phones held by ACN DPS.  The Master Purchase Agreement requires ACN DPS to purchase 300,000 video phones over a two year period (through August 2012), but does not specify the timing of such purchases during the two year commitment period.  Accordingly, we expect that revenues from sales to ACN DPS in fiscal year 2011 will be significantly lower than in fiscal year 2010, which we expect will have a material impact on our ability to generate cash from product sales.

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

On March 30, 2011, we entered into the Advance Agreement with WGI.  Pursuant to the Advance Agreement, WGI agreed to provide us up to $1,200 in funds under the Revolving Loan and Security Agreement to fund specific expenses pursuant to a proposed operating budget.  The Advance Agreement also provided that our obligation to make periodic interest payments on outstanding amounts under the Revolving Loan and Security Agreement was deferred until July 1, 2011, subsequently to September 1, 2011, at which time (i) all accrued but unpaid interest is due and payable, and (ii) our obligation to make periodic interest payments under the Revolving Loan and Security Agreement resumes.  We acknowledged our failure to meet certain borrowing conditions under the Revolving Loan and Security Agreement and that WGI is not obligated to make further loan advances under the Revolving Loan and Security Agreement.  We also provided WGI and its related parties with a release of all claims relating to the Advance Agreement and the Revolving Loan and Security Agreement.  As of June 30, 2011, we had borrowed $400 of the available $1,200 in funds under the Revolving Loan and Security Agreement in accordance with the Advance Agreement and have borrowed an additional $139 thereunder between July 1, 2011 and August 15, 2011.

Due to our inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under the Revolving Loan and Security Agreement (beyond the remaining funds that may be available pursuant to the Advance Agreement), and the reduction of video phone orders in the near term by ACN DPS, we do not believe our current cash and cash equivalents will satisfy our projected cash requirements in the near term and through June 30, 2012 and there exists substantial doubt about our ability to continue as a going concern.  As a result, our auditors have included a going concern modification in their audit report on our financial statements at December 31, 2010 and for the fiscal year then ended, and we have disclosed this going concern uncertainty and management’s plans to deal with this uncertainty in the footnotes to our consolidated financial statements.

Given our current liquidity, we terminated our office lease obligation in Pittsford, New York, discontinued offering digital voice and video communication services to customers and substantially reduced research and development activities.  We have continued to reduce our expenses, including substantial reductions in our workforce, as we continue to explore strategic alternatives.  Our workforce has been reduced to 2 employees and one consultant.

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

Our board of directors has established a special committee of directors that are independent and disinterested from WGI and ACN to guide us through the evaluation of strategic alternatives.  There can be no assurance that exploration of strategic alternatives will result in us pursuing any particular transaction or, if we pursue any such transaction, that it will be completed. We retained a financial advisor to assist us in the exploration of strategic alternatives, including preparation of marketing materials and the solicitation of potential acquirers for our company and/or its assets and persons interested in providing financing to us.  We do not expect to make further public comment regarding our consideration of strategic alternatives until our board of directors has approved a specific course of action, our board of directors deems disclosure of significant developments is appropriate, or we are legally required to do so.

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

In addition, we currently do not have any employees that have software or manufacturing engineering expertise, resulting in WorldGate not being able to provide service to customers, not being able to make substantives changes to the software on the our video phones and not being able to manufacture, sell or provision additional video phones.  We are continuing to negotiate with our vendors and counterparties regarding settling outstanding payables and eliminating future contractual obligations.

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

Results of Continuing Operations for the Three and Six Months Ended June 30, 2011 and 2010.

Revenues.

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010	Change	2011	2010	Change
Gross revenues	$5,080	$124	$4,956	$10,507	$411	$10,096
Revenue discount	(27)	-	(27)	(194)	-	(194)
Net revenues	$5,053	$124	$4,929	$10,313	$411	$9,902

Revenues consist of digital video phones and engineering services sold directly to telecommunications service providers. For the three months ended June 30, 2011 compared with the three months ended June 30, 2010, the increase in revenues reflects shipments of our Ojo Vision video phones to ACN DPS pursuant to our Master Purchase Agreement. Sales to ACN DPS accounted for substantially all of our total net revenues for the three months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011 compared with the six months ended June 30, 2010, the increase in revenues reflects shipments of our Ojo Vision video phones to ACN DPS pursuant to our Master Purchase Agreement. Sales to ACN DPS accounted for substantially all of our total net revenues for the six months ended June 30, 2011 and 2010, respectively.

Applicable accounting guidance requires that revenue generated from sales to ACN DPS be reduced to reflect the extent that the ACN 2009 Warrant and ACN 2010 Warrant are determined to be consideration given by a vendor to a customer for which an otherwise identifiable benefit has not been received. We recorded a non-cash revenue discount of $27 and $194 during the three and six months ended June 30, 2011, respectively, to reflect the fair value of the portion of the ACN 2009 Warrant and ACN 2010 Warrant earned based on the number of units shipped through June 30, 2011.  Revenue discounts are reflected as non-cash charges that are deducted from gross revenues.

On March 8, 2011, ACN DPS informed us that, although it intends to abide by its obligations under the Master Purchase Agreement, as amended, ACN DPS expected to revise its purchase forecast downward for video phones.  On March 22, 2011, we received a significantly reduced ordering forecast from ACN DPS for the remainder of 2011, based in part on a significant build up in inventory of unsold video phones held by ACN DPS.  The Master Purchase Agreement requires ACN DPS to purchase 300,000 video phones over a two year period (through August 2012), but does not specify the timing of such purchases during the two year commitment period.  Accordingly, we expect that revenues from sales to ACN DPS in fiscal year 2011 will be significantly lower than in fiscal year 2010.

Cost of Revenues and Gross Profit

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010	Change	2011	2010	Change
Cost of Revenues	$2,635	$32	$2,603	$9,220	$210	$9,010
Gross Profit	$2,418	$92	$2,326	$1,093	$201	$892

Cost of Revenues. The cost of revenues consists primarily of direct costs related to product and delivery costs. For the three months ended June 30, 2011 compared with the three months ended June 30, 2010, the $2,603 increase in cost of revenues was the result of shipments of video phones to ACN DPS.  For the six months ended June 30, 2011 compared with the six months ended June 30, 2010, the $9,010 increase in cost of revenues was the result of shipments of video phones to ACN DPS and the recording of a liability of approximately $1,995 that may be owed to our contract manufacturer with respect to excess and obsolete component parts and long lead component parts purchased made by our contract manufacturer for which we do not expect to be able to utilize in production.

Gross Profit.  For the three months ended June 30, 2011 compared with the three months ended June 30, 2010, the $2,326 increase in gross profit was primarily the result of the gross profit on the shipments of video phones to ACN DPS.    For the six months ended June 30, 2011 compared with the six months ended June 30, 2010, the $892 increase in gross profit was primarily the result of the gross profit on the shipments less the recording of the liability for excess and obsolete component parts and long lead component parts described above.

Expenses From Continuing Operations

	For the three months ended June 30,				For the six months ended June 30,
	2011	2010	Change		2011	2010	Change
Engineering and development	$251	$926	$(675)	(73)%	$1,005	$1,847	$(842)	(46)%
Operations	89	217	(128)	(59)%	348	432	(84)	(19)%
Sales and marketing	(198)	363	(561)	(155)%	353	675	(322)	(48)%
General and administrative	923	1,176	(253)	(22%	2,147	2,472	(325)	(13)%
Depreciation and amortization	92	99	(7)	(7)%	186	187	(1)	(1)%
Total Expenses from Operations	$1,157	$2,781	$(1,624)	(58)%	$4,039	$5,613	$(1,574)	(28)%

Engineering and Development. Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, manufacture, documentation and support of our video phone product. For the three months ended June 30, 2011 compared with the three months ended June 30, 2010, the $675 decrease in engineering and development expenses primarily reflects the decrease in staff compensation costs and product development expenditures.  For the six months ended June 30, 2011 compared with the six months ended June 30, 2010, the $842 decrease in engineering and development expenses primarily reflects the decrease in staff compensation costs and product development expenditures.

Operations. Operating expenses consist primarily of facility operations, including information technology infrastructure and related support services. For the three months ended June 30, 2011 compared with the three months ended June 30, 2010, the $128 decrease in operations expenses primarily reflects decreased staff compensation costs and reduced consulting fees offset by increases in facilities operations.  For the six months ended June 30, 2011 compared with the six months ended June 30, 2010, the $84 decrease in operations expenses primarily reflects decreased staff compensation and reduced consulting fees offset by increases in facilities operations.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs. For the three months ended June 30, 2011 compared with the three months ended June 30, 2010, the $561 decrease in sales and marketing expenses primarily reflects decreased compensation expenses and the reversal of a first quarter severance accrual.  All sales and marketing severance packages were settled during the second quarter.  For the six months ended June 30, 2011 compared with the six months ended June 30, 2010, the $322 decrease in sales and marketing expenses primarily reflects decreased compensation and benefits expenses and the reversal of a first quarter severance accrual.

General and Administrative. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, as well as finance and general management activities, including legal, accounting and professional fees. For the three months ended June 30, 2011 compared with the three months ended June 30, 2010, the $253 decrease in general and administrative expenses primarily reflect decreased staff compensation.  For the six months ended June 30, 2011 compared with the six months ended June 30, 2010, the $325 decrease in general and administrative expenses primarily reflects decreased staff compensation costs , partially offset by an increase of stock based compensation costs related to employee stock options.

Other Income and  Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2011	2010	Change		2011	2010	Change
Interest and other income	$46	$-	$(46)	-%	$74	$-	$(74)	-%
Bad debt expense	-	-	-	-%	(18)	-	18	-%
Related party interest	(58)	(91)	(33)	(36)%	(137)	(170)	(33)	(19)%
Amortization of debt issuance costs	(377)	(179)	198	110%	(754)	(224)	530	236%
Total Other Income (Expense)	$(389)	$(270)	$119	44%	$(835)	$(394)	$441	112%

Interest and Other Income.  Interest and other income consisted of interest earned on cash and cash equivalents and payments received through negotiated settlements with a certain customer. For the three months ended June 30, 2011 compared with the three months ended June 30, 2010, the increase in interest and other income was primarily related to negotiated settlement payments of $40 received from a customer.  For the six months ended June 30, 2011 compared with the six months ended June 30, 2010, the increase in interest and other income was primarily related to $60 received from a customer.

Bad debt expense.  Bad debt expense primarily relates to the costs associated with accounts receivable balances which are deemed uncollectible by management.    For the three months ended June 30, 2011 compared with June 30, 2010, there was no change.  For the six months ended June 30, 2011 compared with the six months ended June 30, 2010, the increase reflects the additional amounts reserved for uncollectible service revenue accounts.

Related party interest.  Interest and other expense primarily reflect the accrued interest under our Revolving Loan and Security Agreement with WGI and the carrying costs under our ACN Service Agreement.  For the three and six months ended June 30, 2011 compared with the three and six months ended June 30, 2010, the decrease in related party interest was primarily related to the reduction in outstanding balance under revolving loan during the three and six months period ended June 30, 2011.

Amortization of Debt Issuance Costs. Amortization of debt issuance costs relates to warrants issued to WGI in March 2010 and August 2010.  For the three months ended June 30, 2011 compared with the three months ended June 30, 2010, the increase in amortization of $198 of debt issuance costs was due to amortization of additional debt issuance costs.  For the six months ended June 30, 2011 compared with the six months ended June 30, 2010, the increase in amortization of $530 of debt issuance costs was due to amortization of additional debt issuance costs.

Income Taxes.  We have incurred net operating losses since inception and accordingly had no current income tax provision and have not recorded any income tax benefit for those losses, since realization of such benefit is currently uncertain.

Net Income from Discontinued Operations

Pursuant to the board of directors’ approved discontinuation of the Services segment of business, all operating results related to this segment have been reclassified and included in discontinued operations.  For the three months ended June 30, 2011 and 2010, net income from discontinued operations of the Service segment were $74 and $27, respectively.  For the six months ended June 30, 2011 and 2010, net income from discontinued operations of the Service segment were $101 and $104, respectively.

Liquidity and Capital Resources

As of June 30, 2011, our primary sources of liquidity consisted of proceeds from the sale of video phones and video services and borrowings from WGI under our Revolving Loan and Security Agreement.

The following table sets forth a summary of our cash flows for the dates and periods indicated:

	As of and for the Six Months Ended June 30,
	2011	2010
Cash provided by (used in) operating activities	$773	$(613)
Cash (used in) investing activities	-	(168)
Cash (used in) provided by financing activities	(1,608)	837
Net (decrease) increase in cash and cash equivalents	(835)	56
Cash and cash equivalents at beginning of period	878	578
Cash and cash equivalents at end of period	$43	$634

Operating Activities. For the six months ended June 30, 2011 compared with the six months ended June 30, 2010, the increase in cash provided by operating activities primarily reflects an increase in accounts payable, an increase in accrued expenses and gross profit, offset by a decrease in deferred revenues.

Investing Activities. For the six months ended June 30, 2011 compared with the six months ended June 30, 2010, there was no significant change in investing activities. During the six months ended June 30, 2011, the Company acquired fixed assets of $168.

Financing Activities. For the six months ended June 30, 2011 compared with the six months ended June 30, 2010, the increase in cash used in financing activities primarily reflects net repayments under our Revolving Loan and Security Agreement with WGI.

Cash and Cash Equivalents. Cash and cash equivalents at June 30, 2011 were held for working capital purposes.

Indebtedness. Our outstanding debt as of June 30, 2011 and 2010 is summarized below:

	As of June 30,
	2011	2010
Note Payable	$113	$106
Revolving loan, with related party	2,700	2,000
Total debt	$2,813	$2,106

The weighted average annual interest rate on total debt at June 30, 2011 and 2010 was 10.0%.

As of June 30, 2011, the Company had severance arrangements with two employees.  Under these contracts, each individual is entitled to six months’ salary and benefits continuation following termination of their employment by us without cause or good reason.  The estimated future obligation under these severance arrangements, if all of them were to be terminated as of June 30, 2011, was $216 payable in installments for six months after the termination date.  As of July 29, 2011, one of these individuals resigned from the Company.

Operations and Liquidity. We have incurred recurring net losses and have an accumulated deficit of $(292,147), stockholder’s deficiency of $(4,856) and a working capital deficiency of $(10,598) as of June 30, 2011.  As of June 30, 2011, we had $11,145 of liabilities. These liabilities primarily included $2,700 under the Revolving Loan and Security Agreement, $5,005 of accounts payable, $2,304 of accrued expenses, $466 payable to related parties and $670 of other current liabilities. Substantially all of our assets are pledged pursuant to WGI under the Revolving Loan and Security Agreement.

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

ACN Video Phone Purchases.  On March 8, 2011, ACN DPS informed us that, although it intends to abide by its obligations under the Master Purchase Agreement, as amended, ACN DPS expected to revise its purchase forecast downward for video phones.  On March 22, 2011, we received a significantly reduced ordering forecast from ACN DPS for the remainder of 2011, based in part on a significant build up in inventory of unsold video phones held by ACN DPS.  The Master Purchase Agreement requires ACN DPS to purchase 300,000 video phones over a two year period (through August 2012), but does not specify the timing of such purchases during the two year commitment period.  Accordingly, we expect that revenues from sales to ACN DPS in fiscal year 2011 will be significantly lower than in fiscal year 2010, which we expect will have a material impact on our ability to generate cash from product sales.

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

On March 30, 2011, we entered into the Advance Agreement with WGI.  Pursuant to the Advance Agreement, WGI agreed to provide us up to $1,200 in funds under the Revolving Loan and Security Agreement to fund specific expenses pursuant to a proposed operating budget.  The Advance Agreement also provided that our obligation to make periodic interest payments on outstanding amounts under the Revolving Loan and Security Agreement was deferred until July 1, 2011, subsequently to September 1, 2011, at which time (i) all accrued but unpaid interest is due and payable, and (ii) our obligation to make periodic interest payments under the Revolving Loan and Security Agreement resumes.  We acknowledged our failure to meet certain borrowing conditions under the Revolving Loan and Security Agreement and that WGI is not obligated to make further loan advances under the Revolving Loan and Security Agreement.  We also provided WGI and its related parties with a release of all claims relating to the Advance Agreement and the Revolving Loan and Security Agreement.  The outstanding principal balance under the Revolving Loan and Security Agreement was $2,700 and $2,839 as of July 1, 2011 and August 15, 2011, respectively.

Due to our inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under the Revolving Loan and Security Agreement (beyond the remaining funds that may be available pursuant to the Advance Agreement), and the reduction of video phone orders in the near term by ACN DPS, we do not believe our current cash and cash equivalents will satisfy our projected cash requirements in the near term and through June 30, 2012 and there exists substantial doubt about our ability to continue as a going concern.  As a result, our auditors have included a going concern modification in their audit report on our financial statements at December 31, 2010 and for the fiscal year then ended, and we have disclosed this going concern uncertainty and management’s plans to deal with this uncertainty in the footnotes to our consolidated financial statements.

Given our current liquidity, we terminated our office lease obligation in Pittsford, New York, discontinued offering digital voice and video communication services to customers and substantially reduced research and development activities.  We have continued to reduce our expenses, including substantial reductions in our workforce, as we continue to explore strategic alternatives.  Our workforce has been reduced to 2 employees and one consultant.

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

Our board of directors has established a special committee of directors that are independent and disinterested from WGI and ACN to guide us through the evaluation of strategic alternatives.  There can be no assurance that exploration of strategic alternatives will result in us pursuing any particular transaction or, if we pursue any such transaction, that it will be completed. We retained a financial advisor to assist us in the exploration of strategic alternatives, including preparation of marketing materials and the solicitation of potential acquirers for our company and/or its assets and persons interested in providing financing to us.  We do not expect to make further public comment regarding our consideration of strategic alternatives until our board of directors has approved a specific course of action, our board of directors deems disclosure of significant developments is appropriate, or we are legally required to do so.

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

In addition, we currently do not have any employees that have software or manufacturing engineering expertise, resulting in our inability to provide service to customers, make substantives changes to the software on our video phones or to manufacture, sell or provision additional video phones.  We are continuing to negotiate with our vendors and counterparties regarding settling outstanding payables and eliminating future contractual obligations.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. (Dollar amounts contained in this Item 3 are in thousands)

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency. We do not hold financial instruments for trading purposes.

Interest Rate Sensitivity

We had cash and cash equivalents of $43 at June 30, 2011.  We held these amounts primarily in cash or money market funds.  We hold cash and cash equivalents for working capital purposes.  We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.  We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt specific hedging strategies in the future.  Any declines in interest rates, however, will reduce future interest income.  We had total outstanding debt of $2,813 at June 30, 2011.  The debt outstanding as of June 30, 2011 is subject to a fixed interest rate.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2011.  The Company’s Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2011, its disclosure controls and procedures were designed properly and were effective in ensuring that the information required to be disclosed by the Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There is no assurance that the necessary resources will be available going forward to ensure that our reporting systems will continue to be appropriately designed or effective, or that a future material weakness will not be found in our internal controls over financial reporting or disclosure controls and procedures, which could result in material misstatement in future financial statements.

Change in Internal Control over Financial Reporting.

There have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Effective as of June 24, 2011, Joseph Calarco resigned as Controller and Vice President, Finance of the Company.  Effective as of July 29, 2011, Christopher V. Vitale resigned as Chief Administrative Officer.  Effective as of June 16, 2011, Edward L. Cummings was appointed Principal Financial Officer of the Company.  Effective August 5, 2011, Allan Van Buhler was appointed as our Chief Administrative Officer.

The Company has continued to reduce its expenses, including voluntary and involuntary reductions in its workforce, as it continues to explore strategic alternatives.  The Company’s workforce has been reduced to 2 employees and one consultant.

The changes to our principal financial officer and principal executive officer and the reduction in the Company’s workforce did not materially affect the Company’s internal control over financial reporting for the three months ended June 30, 2011.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings, other than ordinary routine litigation incidental to our business.  From time to time, we receive claims of and become subject to employment, intellectual property and other litigation related to the conduct of our business.  Given our financial position, we may also become subject to claims of nonpayment of certain of our obligations.  Any such litigation could be costly and time consuming and could divert our management from out business operations.  In connection with any such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business.  Any such litigation may materially harm our business, results of operations and financial condition.

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors as described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC, except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q related to such risk factors and except as described below.

We depend on Kentec, our contract manufacturer, to manufacture substantially all of our video phone products, and any delay or interruption in manufacturing by Kentec, any refusal to continue to supply our products, or shortage or lack of availability of components would substantially harm our business.

We do not have long-term purchase agreements with Kentec and we depend on Kentec to manufacture our video phone products. There can be no assurance that Kentec will be able or willing to reliably manufacture our video phone products, in volumes, on a cost-effective basis, in a timely manner, or at all. If we cannot compete effectively for the business of Kentec, if Kentec experiences financial or other difficulties in their business, or if Kentec refuses to fulfill orders for video phones, our revenue and our business could be adversely affected.

Our recent liquidity issues have prevented us from paying Kentec outstanding payables of approximately $7.9 million for previously shipped video phones, component inventory and obsolete inventory.  Kentec has demanded payment for these amounts and has ceased manufacturing our video phone products until payment issues are resolved.  We are currently seeking to resolve these payment issues with Kentec but can give no assurance that Kentec will accept a resolution or settlement.  As a result of these issues, Kentec may refuse to resume manufacturing our video phone products or may in the future demand less favorable payment terms if it remains concerned about our ability to meet our obligations under the Manufacturing Agreement.  The failure to negotiate a settlement of our outstanding payables to Kentec and Kentec deciding not to manufacture additional video phones or demanding less favorable payment terms could materially and adversely affect our operating results and our business.

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

WORLDGATE COMMUNICATIONS, INC.

Dated:	August 15, 2011	/s/ Allan Van Buhler
Allan Van Buhler
Chief Administrative Officer
(Principal Executive Officer)

Dated:	August 15, 2011	/s/ Edward L. Cummings
Edward L. Cummings
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

10.1	[ ]

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**

 * Filed herewith
** Furnished herewith