Form 10-Q
period 2011-09-30
WORLDGATE COMMUNICATIONS INC
filed 2011-11-09
CIK 1030058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011
Common Stock, par value $0.01 per share	339,733,363 shares

WORLDGATE COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share amounts)

	September 30,	December 31,
	2011 (Unaudited)	2010*
ASSETS
Current assets:
Cash and cash equivalents	$20	$878
Trade accounts receivable less allowance for doubtful accounts of $38 at September 30, 2011 and $110 at December 31, 2010	31	1
Accounts receivable – related party	-	96
Inventory, net	149	296
Prepaid and other current assets	149	117
Assets related to discontinued operations	-	10
Total current assets	349	1,398
Property and equipment, net	449	719
Deposits	187	193
Deferred debt issuance costs, net	4,639	5,769
Total assets	$5,624	$8,079

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$5,183	$1,995
Account payable due to related parties	187	415
Accrued expenses	2,356	578
Accrued compensation and benefits	-	182
Warranty reserve	343	343
Deferred rent	226	150
Deferred revenues	-	2,206
Revolving Loan, with related party	2,889	4,400
Notes payable	113	49
Total liabilities	11,297	10,318

Commitments and contingencies

Stockholders’ deficiency:

Preferred Stock, $.01 par value, 13,500,000 shares authorized, and 0 shares issued at September 30, 2011 and December 31, 2010
Common Stock, $.01 par value; 700,000,000 shares authorized at September 30, 2011 and December 31, 2010; and 339,733,363 and 339,475,805 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	3,397	3,395
Additional paid-in capital	283,867	282,833
Accumulated deficit	(292,937)	(288,467)
Total stockholders’ deficiency	(5,673)	(2,239)
Total liabilities and stockholders’ deficiency	$5,624	$8,079

* Condensed from audited financial statement

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues (includes $0 and $15,264, respectively, with related parties for the three months ended September 30, 2011 and 2010 and $10,400 and $15,264 , respectively, with related parties for the nine months ended September 30, 2011 and 2010).	$151	$15,287	$10,658	$15,520
Revenue discount with related party	(98)	3,634	96	3,634
Net revenues	249	11,653	10,562	11,886
Cost of revenues	142	12,263	9,362	12,451
Gross profit	107	(610)	1,200	(565)

Expenses from operations:
Engineering and development	8	980	1,013	2,826
Operations	27	182	375	614
Sales and marketing	-	377	353	1,053
General and administrative	347	1,336	2,494	3,809
Depreciation and amortization	90	97	276	284
Total expenses from operations	472	2,972	4,511	8,586

Income (Loss) from operations	(365)	(3,582)	(3,311)	(9,151)

Other income (expense):
Interest and other income	75	2	149	2
Bad debt expense	(33)	-	(51)	-
Amortization of debt issuance costs	(376)	(288)	(1130)	(511)
Interest and other expense , related party	(91)	(79)	(228)	(249)
Total other income (expense)	(425)	(365)	(1,260)	(758)
Net Income (loss) from continuing operations	(790)	(3,947)	(4,571)	(9,909)
Discontinued operations:
Net income from discontinued operations	-	(49)	101	107
Net Income (loss)	$(790)	$(3,996)	$(4,470)	$(9,802)
Net Income (loss) per common share – Basic and Diluted:
Continuing operations	$0.00	$(0.01)	$(0.01)	$(0.03)
Discontinuing operations	0.00	0.00	0.00	0.00
Total	$0.00	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares outstanding:
Basic and Diluted	367,327,614	376,336,380	367,202,473	364,424,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Dollars and shares in thousands)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance at January 1, 2011	339,476	$3,395	$282,833	$(288,467)	$(2,239)

Issuance of common stock upon exercise of stock options	257	2	26	-	28

Stock based compensation	-	-	912	-	912

Issuance of warrants to ACN	-	-	96	-	96

Net loss	-	-	-	(4,470)	(4,470)

Balance at September 30, 2011	339,733	$3,397	$283,867	$(292,937)	$(5,673)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 WORLDGATE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,470)	$(9,802)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	276	284
Amortization of debt issuance costs	1,130	511
Fair value of warrants recorded as a sales discount	96	3,634
Inventory reserve	-	136
Stock based compensation	912	1,229
Provision for doubtful accounts	(72)	55

Changes in operating assets and liabilities:
Accounts receivable – trade, other and related party	138	(246)
Inventory	147	166
Prepaid and other assets	(16)	(160)
Accounts payable	3,188	2,125
Accounts payable - related parties	(228)	87
Accrued expenses	1,778	124
Accrued compensation and benefits	(182)	(128)
Warranty reserve	-	242
Deferred revenue	(2,206)	647
Deferred rent	76	-
Net cash provided by (used in) operating activities	567	(1,096)

Cash flows from investing activities:
Capital expenditures	(6)	(318)
Net cash used in investing activities	(6)	(318)

Cash flows from financing activities:
Proceeds from issuance of common stock	28	166
Net payments made to revolving loan with related party	(3,000)	(7,900)
Net borrowings from revolving loan with related party	1,489	9,600
Net proceeds from notes	64	78
Net cash (used in) provided by financing activities	(1,419)	1,944
Net (decrease) increase in cash and cash equivalents	(858)	530
Cash and cash equivalents, beginning of period	878	578
Cash and cash equivalents, end of period	$20	$1,108
Supplemental disclosures of non-cash financing activities:
Issuance of warrants to WGI (see Note 4)	$-	$6,657
Cash paid for:
Interest	$38	$214

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

The Company’s condensed financial statements have been prepared on a “going concern” basis, which contemplates realization of assets and liquidation of liabilities in the normal course of business. As discussed in more detail below in Footnote 3, due to the Company’s inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under the Company’s revolving loan with WGI Investor LLC (“WGI”) and the reduction of video phone orders in the near term by ACN Digital Phone Service, LLC (“ACN DPS”), a subsidiary of ACN, Inc. (“ACN”), a direct seller of telecommunications services and a distributor of video phones, the Company does not believe its current cash and cash equivalents will satisfy its projected cash requirements in the near term and through September 30, 2012 and there exists substantial doubt about its ability to continue as a going concern.  As a result, the Company’s auditors have included a going concern modification in their audit report on the consolidated financial statements at December 31, 2010 and for the fiscal year then ended.  The Company continues to reduce its operating costs and other expenditures.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2011 and 2010 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In addition, the December 31, 2010 condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP.  These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 and the notes thereto included in the Company’s Annual Report on Form 10-K.  The accounting policies used in preparing these unaudited condensed consolidated financial statements are materially consistent with those described in the audited December 31, 2010 consolidated financial statements.

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

In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the three or nine months ended September 30, 2011 or 2010.

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

In March 2011, the Company’s Board of Directors approved the discontinuation of the Services segment of the business. Based on this approval, the Company determined that this segment substantially met the criteria to report the segment as "Discontinued Operations" in accordance with ASC 360, “Property, Plant and Equipment.”  Accordingly, assets classified as discontinued have been measured at the lower of the carrying amount or fair value less cost to sell. The Company has completed the discontinuation of the operations of the Services segment of the business during fiscal year 2011.  Going forward, the Company will cease to report that segment’s results.

In accordance with ASC 360, depreciation and amortization expense were suspended on assets in the Services segment of the business in March 2011.  Operating results of our discontinued operations for the three and nine months ended September 30, 2011 and 2010 are as follows:

	For the three months ended September 30		For the nine months ended September 30
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue from discontinued operations	$-	$105	$101	$283
Net Income	$-	$(49)	$101	$107

The major class of assets of our discontinued operations at September 30, 2011 and December 31, 2010 are as follows:

	For the Period ended
	September 30, 2011	December 31, 2010
	(unaudited)	(unaudited)
Current Assets:
Accounts Receivable	$-	$10

3.	Liquidity Considerations

The Company has incurred recurring net losses and has an accumulated deficit of $(292,937), stockholder’s deficiency of $(5,673) and a working capital deficiency of $(10,948) as of September 30, 2011.

The Company’s ability to generate cash is limited.  It is dependent upon the sale of the Company’s products and on obtaining cash through the private or public issuance of debt or equity securities. Given that the Company’s video phone business involves a newly developed video phone with no market penetration in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize. The lack of success of the Company’s sales efforts have had an adverse impact on our ability to generate cash and could have an adverse impact on our ability to raise additional financing.

ACN Video Phone Purchases.  On March 8, 2011, ACN DPS informed the Company that, although it intends to abide by its obligations under the Master Purchase Agreement, as amended, ACN DPS expected to revise its purchase forecast downward for video phones.  On March 22, 2011, the Company received a significantly reduced ordering forecast from ACN DPS for the remainder of 2011, based in part on a significant build up in inventory of unsold video phones held by ACN DPS.  The Master Purchase Agreement requires ACN DPS to purchase 300,000 video phones over a two year period (through August 2012), but does not specify the timing of such purchases during the two year commitment period.  Accordingly, the Company does not expect any additional revenue from sales to ACN DPS in fiscal 2011.  The Company continues to negotiate ACN DPS order forecast for 2012.

Advances Under the Revolving Loan.  In October 2009, the Company entered into a Revolving Loan and Security Agreement with WGI pursuant to which WGI agreed to provide to the Company a line of credit in the principal amount of $3,000. In March 2010, the principal amount of the line of credit was increased to $5,000, and in August 2010 the principal amount of the line of credit was increased to $7,000. Each loan advance under the Revolving Loan and Security Agreement requires the satisfaction of certain conditions, including a condition that there shall not have occurred, in WGI’s sole discretion, any material adverse change in the Company’s business, operations or condition (financial or otherwise) or a material impairment in the prospect of repayment of any portion of the Company’s obligations under the Revolving Loan and Security Agreement.  On March 8, 2011, following the Company’s request for funds from the Revolving Loan and Security Agreement pursuant to a notice of borrowing, WGI informed the Company that it believes the Company has not satisfied the condition relating to the absence of a material adverse change or material impairment in the prospect of repayment of the Company’s obligations under the Revolving Loan and Security Agreement and, therefore, no loan advance under the Revolving Loan and Security Agreement was to be made at that time.    The outstanding principal balance under the Revolving Loan and Security Agreement was $2,889 and $3,019 as of September 30, 2011 and November 10, 2011, respectively.

On March 30, 2011, the Company entered into a Waiver and Conditional Advance Agreement (the “Advance Agreement”) with WGI.  Pursuant to the Advance Agreement, WGI agreed to provide the Company up to $1,200 in funds under the Revolving Loan and Security Agreement to fund specific expenses pursuant to a proposed operating budget. The Advance Agreement also provided that the obligation of the Company to make periodic interest payments on outstanding amounts under the Revolving Loan and Security Agreement was deferred until July 1, 2011, which subsequently extended to September 1, 2011.  The company is in the process of getting the interest payment due dates deferred until December 1, 2011, at which time (i) all accrued but unpaid interest is due and payable, and (ii) the obligation of the Company to make periodic interest payments under the Revolving Loan and Security Agreement resumes.  The Company acknowledged its failure to meet certain borrowing conditions under the Revolving Loan and Security Agreement and that WGI is not obligated to make further loan advances under the Revolving Loan and Security Agreement.  The Company also provided WGI and its related parties with a release of all claims relating to the Advance Agreement and the Revolving Loan and Security Agreement.  As of September 30, 2011, the Company had borrowed $589 of the available $1,200 in funds under the WGI Revolving Loan and Security Agreement in accordance with the Advance Agreement and has borrowed an additional $130 thereunder between October 1, 2011 and November 10, 2011.

Due to the Company’s inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under the Revolving Loan and Security Agreement beyond (the remaining funds that may be available pursuant to the Advance Agreement),  and the lack of video phone orders in the near term from ACN DPS, the Company does not believe its current cash and cash equivalents will satisfy its projected cash requirements in the near term and through September 30, 2012 and there exists substantial doubt about the Company’s ability to continue as a going concern.

Given the Company’s current liquidity, the Company terminated its office lease obligation in Pittsford, New York, discontinued offering digital voice and video communication services to customers and substantially reduced research and development activities.  The Company has continued to reduce its expenses, including substantial reductions in its workforce, as it continues to explore strategic alternatives.  The Company’s workforce has been reduced to 3 employees and one consultant.

The Company believes that, based on currently projected cash inflows, the Company will be unable to pay future scheduled interest and/or principal payments under the Revolving Loan and Security Agreement as these obligations become due.  If WGI is not willing to waive compliance or otherwise modify the Company’s obligations such that the Company is able to avoid defaulting on such obligations, WGI could accelerate the maturity of the Company’s debts due to it.  Further, because WGI has a lien on all of the Company’s assets to secure the Company’s obligations under the Revolving Loan and Security Agreement, WGI could take actions under the loan agreement and seek to sell the Company’s assets to satisfy the Company’s obligations thereunder. All of these actions would likely have an immediate material adverse effect on the Company’s business, financial condition or results of operations.

In view of the Company’s current cash resources, nondiscretionary expenses, debt and near term debt service obligations, the Company continues to explore all strategic alternatives available to it, including, but not limited to, a sale or merger of the Company or certain of its assets, recapitalization, partnership, debt or equity financing, financial reorganization, liquidation and/or ceasing operations.  The Company may determine that it is in its best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code.  Seeking relief under the U.S. Bankruptcy Code, even if the Company is able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between the Company and its existing and potential customers, employees, and others. Further, if the Company was unable to implement a successful plan of reorganization, the Company might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.

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

The Company currently has only one employee that has software design and manufacturing engineering expertise, limiting the Company’s ability to provide service to customers and prospective customers.    The Company is continuing to negotiate with its vendors and counterparties regarding settling outstanding payables and eliminating future contractual obligations.

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

Anti-Dilution Warrant. The Anti-Dilution Warrant entitles WGI to purchase up to 140,009,750 shares of the Company’s common stock at an exercise price of $0.01 per share to the extent the Company issues any capital stock upon the exercise or conversion of (i) any warrants, options and other purchase rights that were outstanding as of April 6, 2009 (“Existing Contingent Equity”), (ii) up to approximately 19.7 million shares underlying future options, warrants or other purchase rights issued after April 6, 2009 (“Future Contingent Equity”), or (iii) the warrant issued to ACN DPS, a subsidiary of ACN, to purchase up to approximately 38.2 million shares of the Company’s common stock at an exercise price of $0.0425 per share (the “ACN 2009 Warrant”). The Anti-Dilution Warrant is designed to ensure that WGI may maintain ownership of 63% of the Company’s issued and outstanding shares of capital stock in the event that any of the Company’s capital stock is issued in respect to the Existing Contingent Equity, the Future Contingent Equity or the ACN 2009 Warrant – upon each issuance of a share pursuant to Existing Contingent Equity, Future Contingent Equity or the ACN 2009 Warrant, the Anti-Dilution Warrant may be exercised for 1.7027027 shares. The term of the Anti-Dilution Warrant is ten years from the date of issuance, and the shares subject to the Anti-Dilution Warrant will be decreased proportionally upon the expiration of Existing Contingent Equity, Future Contingent Equity and the ACN 2009 Warrant. As of September 30, 2011, the full amount of Future Contingent Equity (approximately 19.7 million shares) had been fully allocated to options and warrants issued by the Company after April 6, 2009, and therefore, any future options, warrants or other purchase rights issued by the Company will not be considered Future Contingent Equity.

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

On March 8, 2011, ACN DPS informed the Company that, although it intends to abide by its obligations under the Master Purchase Agreement, as amended by the MPA Amendment, ACN DPS expected to revise its purchase forecast downward for video phones.  On March 22, 2011, the Company received a significantly reduced ordering forecast from ACN DPS for the remainder of 2011, based in part on a significant build up in inventory of unsold video phones held by ACN DPS.  The Master Purchase Agreement requires ACN DPS to purchase 300,000 video phones over a two year period (through August 2012), but does not specify the timing of such purchases during the two year commitment period.  The Company does not expect any additional video phone purchases by ACN DPS in 2011 and continues to negotiate their order forecast for 2012.

 Revolving Loan and Security Agreement with WGI. In October 2009, the Company entered into a Revolving Loan and Security Agreement with WGI pursuant to which WGI provided the Company a line of credit in a principal amount of $3,000. In March 2010, the principal amount of the line of credit was increased to $5,000. In August 2010, the principal amount of the line of credit was increased to $7,000. Interest accrues on any loan advances at the rate of 10% per annum. Interest payments commenced June 1, 2010 and are payable monthly after such date, and any principal amount repaid is available for re-borrowing. All outstanding principal and interest outstanding are required to be repaid on October 28, 2014. The Company granted WGI a security interest in substantially all of the Company’s assets and the Company made customary representations and covenants to WGI. Any loan advance requires the satisfaction of customary borrowing conditions. Upon the occurrence of an event of default, (1) WGI may require repayment of all outstanding amounts under the Revolving Loan and Security Agreement, may terminate its commitment to make additional loans, and may exercise its rights with respect to the security interest in substantially all of the Company’s assets and (2) all outstanding amounts under the Revolving Loan and Security Agreement will bear interest at the rate of 15% per annum.  The outstanding principal balance under the Revolving Loan and Security Agreement was $2,889 and $3,019 as of September 30, 2011 and November 10, 2011, respectively.

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

The Company’s inventory consists primarily of current and saleable finished goods equipment to be sold to customers. As such, at September 30,2011, we do not have an inventory reserve and no impairment.  The cost is determined at the lower of cost or market on a first-in, first-out cost basis.  As of September 30, 2011, the Company’s inventory balance was $149 net of a reserve of $-0- for excess and obsolete inventory.  As of December 31, 2010, the Company’s inventory balance was $296 net of a reserve of $405 for excess and obsolete inventory.  During 2010, the Company adjusted its reserve for excess and obsolete inventory by $352.

7.	Deferred Debt Issuance Costs

In connection with the increase of the principal amount of the Revolving Loan and Security Agreement to $5,000, in March 2010, the Company granted WGI a warrant to purchase up to 6.0 million shares of the Company’s common stock at an exercise price of $0.574 per share.  The warrant was fully vested on issuance and has a term of 10 years.  The warrant had a value of $3,330 utilizing the Black-Scholes option pricing model which was recorded as a deferred debt issuance cost and will be amortized on a straight-line basis, which approximates the interest rate method, over the remaining term of the Revolving Loan and Security Agreement.  For the three month periods ended September 30, 2011 and 2010, the Company has amortized deferred debt discount for $179 and $179, respectively.  For the nine month periods ended September 30, 2011 and 2010, the Company has amortized deferred debt discount for $538 and $403, respectively.  As of September 30, 2011, $1,120 of this warrant had been amortized and the balance of the deferred debt issuance cost was recorded as a long term asset.

In connection with the increase of the principal amount of the Revolving Loan and Security Agreement to $7,000, in August 2010, the Company granted WGI a warrant to purchase up to 8.0 million shares of the Company’s common stock at an exercise price of $0.432per share.  The warrant was fully vested on issuance and has a term of 10 years.  The warrant had a value of $3,327 utilizing the Black-Scholes option pricing model which was recorded as a deferred debt issuance cost and will be amortized on a straight-line basis, which approximates the interest rate method, over the remaining term of the Revolving Loan and Security Agreement.  For the three month periods ended September 30, 2011 and 2010, the Company has amortized deferred debt discount for $197 and $108, respectively.  For the nine month periods ended September 30, 2011 and 2010, the Company has amortized deferred debt discount for $592 and $108, respectively.  As of September 30, 2011, $898 of this warrant had been amortized and the balance of the deferred debt issuance cost was recorded as a long term asset.

8.	Accrued Expenses

The Company’s accrued expenses consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Network, license and contingent fees	$301	$282
Kentec long lead inventory items	1,995	-
Inventory purchased by vendor	-	132
Taxes	60	2
Other	-	162
Totals	$2,356	$578

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

The Company provides a warranty covering defects arising from the sales of its video phone product. This warranty is limited to a specific time period. Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. While the Company believes its estimate at September 30, 2011 is reasonable and adequate, it is subject to change based on its future sales and experience, which may require an increase or decrease in its reserve. The outstanding balance of warranty reserve at September 30, 2011 and December 31, 2010 is $343 and $343, respectively.  The reserve remained constant as we increased our percentage of revenues covered by the reserve.

10.	Deferred Revenue and Income

Deferred revenue and income consists primarily of advance payments received from ACN DPS for units that have not been shipped.  There was no deferred revenue as of September 30, 2011 as all deferred revenue was earned during the nine months ended September 30, 2011.

11.	Stockholders’ Equity

Anti-Dilution Warrant

The following table summarizes, as of September 30, 2011, each contingent equity category under the Anti-Dilution Warrant and the exercisability of the Anti-Dilution Warrant.

	Shares Under Contingent Equity Categories
		As of September 30, 2011
Contingent Equity Categories	Issuable as of April 6, 2009	Terminated or Expired Shares	Share Not Exercisable	Shares Exercisable	Total Shares Issuable (Exercisable and Non- Exercisable)
Existing Contingent Equity	24,318,869	8,828,142	1,274,717	14,216,010	15,490,727
Future Contingent Equity	19,662,043	15,802,543	2,810,750	1,048,750	3,859,500
ACN 2009 Warrant	38,219,897	-	38,219,897	-	38,219,897
Other	27,140	27,140	-	-	-

Total Contingent Equity	82,227,949	24,657,825	42,305,364	15,264,760	57,570,124
Anti-Dilution Warrant (Total Contingent Equity*1.7027027)	140,009,750	41,984,945	72,033,456	25,991,345	98,024,801

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

The Black Scholes economic model calculations of these fair values were based on the following assumptions:

	At December 31, 2010 Vested warrant for 6,869,982 shares	At September 30, 2011 Unvested warrant for 34,349,915 shares
Market Price	$0.38	$0.02
Exercise Price	$0.0425	$0.0425
Term	8.53 yrs	7.52 yrs
Volatility Rate	165.12	176.87%
Interest Rate	2.200	3.45%

The Company recognizes revenue discount using the fair value of proportionate unvested warrants based on the units shipped to ACN DPS. The fair value of unvested warrants is revalued at each reporting period until the shipment of all of the remaining 200,560 units to ACN DPS. For the three and nine months ended September 30, 2011, the Company recorded revenue discount for $(98) and $96, respectively and for the three and nine months ended September 30, 2010, the Company recorded revenue discount for $3,634 for the vested warrants to purchase 6,869,982 shares of common stock.

A summary of the Company warrant activity for the nine months ended September 30, 2011 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, January 1, 2011	181,092,464	$0.05	8.38
Granted	-
Exercised	-
Cancelled / Forfeited/ Expired	(27,847,766)	(0.01)
Outstanding, September 30, 2011	153,244,698	$0.06	8.35
Exercisable, September 30, 2011	46,861,327	$0.16	8.58

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

Each of the 1996 Plan, the 2003 Plan and 2010 Plan are administered by the compensation committee of the board of directors of the Company. The compensation committee determines the term of each award, provided, however, that the exercise period may not exceed ten years from the date of grant, and for incentive stock options, in certain instances, may not exceed five years. As of September 30, 2011, there were 12,000,000 shares available for grant under the 2010 Plan and 4,085,467 options outstanding.

The weighted-average fair values of the options granted were $0.21 and $0.49 per option during the nine months ended September 30, 2011 and 2010, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes fair value option valuation model. The following weighted-average assumptions were used for grants during the nine months ended September 30, 2011 and 2010, respectively: expected volatility of 142.68% and 154%; average risk-free interest rates of 2.56% and 2.36%; dividend yield of 0%; and expected lives of 6.25 and 6.25 years.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award. As a result, the Company’s net loss before taxes for the nine months ended September 30, 2011 and 2010 included approximately $912 and $1,229, respectively, of stock based compensation. The stock based compensation expense is included in general and administrative expense in the consolidated statements of operations. The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

A summary of the Company’s stock plans is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2011	22,699,426	$0.40	8.19 years	$331,154

Granted	537,000	$0.21
Exercised	(257,557)	$0.83
Cancelled/Forfeited	(18,893,402)	$0.42
Outstanding, September 30, 2011	4,085,467	$0.26	6.45 years	$-
Exercisable, September 30, 2011	2,792,592	$0.25	5.89 years	$-

As of September 30, 2011, there was $2,609 of total unrecognized compensation arrangements granted under the Company’s equity compensation plans.  The cost is expected to be recognized through 2014.

The aggregate intrinsic value of outstanding and exercisable stock options at September 30, 2011 represents (i) the difference between the Company’s closing stock price of $0.02 on September 30, 2011 and the weighted average option exercise price per share on that date of $0.26 for outstanding options and $0.25 for exercisable options, multiplied by (ii) the number of shares underlying outstanding options on that date.

Restricted Stock Grants

The 2003 Plan provided for performance share grants of restricted shares of common stock representing the right to receive a payment in cash, shares of common stock, or a combination thereof as determined by the compensation committee equal to the value of the shares of common stock on achievement of performance criteria. An aggregate of 1,151,000 restricted shares were granted in October 2007 and December 2007 to certain executives that vest upon the achievement of certain performance criteria.  During the nine months ended September 30, 2011, no restricted shares were outstanding.

12.	Net (Loss) Per Share (Basic and Diluted)

The Company displays dual presentation of earnings per share as both basic and diluted earnings per share (“EPS”). Basic EPS includes no dilution and is computed by dividing net profit (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Basic weighted average shares outstanding for the three months ended September 30, 2011, includes 27,515,338 weighted average shares issuable in the future under the terms of the WGI Anti-Dilution Warrant, as these warrants are exercisable at a nominal amount.  Basic weighted average shares outstanding for the nine months ended September 30, 2011, includes 27,594,251, weighted average shares issuable in the future under the terms of the WGI Anti-Dilution Warrant for the nine months ended September 30, 2011, as these warrants are exercisable at a nominal amount.  Diluted EPS includes, under the “treasury stock” and “if converted” methods, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances are not included in the computation when they are not in the money or their effect would be anti-dilutive.

13.	Commitments and Contingencies

Leases

The Company leases approximately 18,702 square feet of office space at 3800 Horizon Boulevard, Trevose, Pennsylvania.

The company reached an agreement with the landlord in March 2011 regarding the terms under which WorldGate would make payments against unpaid rent, utilities and other charges during the period beginning March 1, 2011 through September 31, 2011.  In October of 2011, the landlord notified WorldGate of its continued breach of the lease and its intent to use the security deposit to pay for any shortfall of the ongoing lease obligations.  WorldGate is continuing to work with the landlord on various options to resolve unpaid and future lease payment obligations.

As of September 30, 2011, the future minimum contractual lease commitments under leases for each of the fiscal years ending December 31 are as follows:

2011	$112
2012	457
2013	467
2014	476
2015	485
Thereafter	1,041
Total	$3,038

Other Commitments

During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company entered into an agreement with its contract manufacturer to allow it to procure component inventory based upon criteria as defined by the Company. If the component inventory procured by the contract manufacturer is not used in production of products for the Company and is not returnable, usable or saleable to other parties, then the Company may be responsible for purchasing the component inventory. At September 30, 2011, the Company has accrued $1,995 related to such obligation.

Legal Proceedings

From time to time, the Company becomes involved in various legal proceedings, claims, investigations and proceedings that arise in the normal course of operations. While the results of such claims and litigation cannot be predicted with certainty, the Company is not currently aware of any such matters other than rent issue with the landlord that it believes could have a material adverse effect on its financial position, results of operations or cash flows.  In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated.  These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

In October, 2011, the Company filed a lawsuit against Aequus Technologies Corp and Snap Telecommunications, Inc. for breaching a settlement agreement signed in October, 2009.  The lawsuit seeks to recover more than $700,000 due to WorldGate.

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

ACN Video Phone Purchases.  On March 8, 2011, ACN DPS informed us that, although it intends to abide by its obligations under the Master Purchase Agreement, as amended, ACN DPS expected to revise its purchase forecast downward for video phones.  On March 22, 2011, we received a significantly reduced ordering forecast from ACN DPS for the remainder of 2011, based in part on a significant build up in inventory of unsold video phones held by ACN DPS.  The Master Purchase Agreement requires ACN DPS to purchase 300,000 video phones over a two year period (through August 2012), but does not specify the timing of such purchases during the two year commitment period.  Accordingly, the Company does not expect any additional revenues from sales to ACN DPS in fiscal 2011.  The Company continues to negotiate ACN DPS order forecast for 2012.

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

On March 30, 2011, the Company entered into a Waiver and Conditional Advance Agreement (the “Advance Agreement”) with WGI.  Pursuant to the Advance Agreement, WGI agreed to provide the Company up to $1,200 in funds under the Revolving Loan and Security Agreement to fund specific expenses pursuant to a proposed operating budget. The Advance Agreement also provided that the obligation of the Company to make periodic interest payments on outstanding amounts under the Revolving Loan and Security Agreement was deferred until July 1, 2011, which subsequently extended to September 1, 2011.  The company is in the process of getting the interest payment due dates deferred until December 1, 2011, at which time (i) all accrued but unpaid interest is due and payable, and (ii) the obligation of the Company to make periodic interest payments under the Revolving Loan and Security Agreement resumes.  The Company acknowledged its failure to meet certain borrowing conditions under the Revolving Loan and Security Agreement and that WGI is not obligated to make further loan advances under the Revolving Loan and Security Agreement.  The Company also provided WGI and its related parties with a release of all claims relating to the Advance Agreement and the Revolving Loan and Security Agreement.  As of September 30, 2011, the Company had borrowed $589 of the available $1,200 in funds under the WGI Revolving Loan and Security Agreement in accordance with the Advance Agreement and has borrowed an additional $130 thereunder between October 1, 2011 and November 10, 2011.

Due to our inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under the Revolving Loan and Security Agreement (beyond the remaining funds that may be available pursuant to the Advance Agreement), and the lack of video phone orders in the near term from ACN DPS, we do not believe our current cash and cash equivalents will satisfy our projected cash requirements in the near term and through September 30, 2012 and there exists substantial doubt about our ability to continue as a going concern.  As a result, our auditors have included a going concern modification in their audit report on our financial statements at December 31, 2010 and for the fiscal year then ended, and we have disclosed this going concern uncertainty and management’s plans to deal with this uncertainty in the footnotes to our consolidated financial statements.

Given our current liquidity, we terminated our office lease obligation in Pittsford, New York, discontinued offering digital voice and video communication services to customers and substantially reduced research and development activities.  We have continued to reduce our expenses, including substantial reductions in our workforce, as we continue to explore strategic alternatives.  Our workforce has been reduced to 3 employees and one consultant.

We also believe that, based on currently projected cash inflows,  we may be unable to pay future scheduled interest and/or principal payments under the Revolving Loan and Security Agreement as these obligations become due.  If WGI is not willing to waive compliance or otherwise modify our obligations such that we are able to avoid defaulting on such obligations, WGI could accelerate the maturity of our debts due to it.  Further, because WGI has a lien on all of our assets to secure our obligations under the Revolving Loan and Security Agreement, WGI could take actions under the loan agreement and seek to sell our assets to satisfy our obligations thereunder. All of these actions would likely have an immediate material adverse effect on our business, financial condition or results of operations.

In view of our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we continue to explore all strategic alternatives available to us, including, but not limited to, a sale or merger of the Company or certain of our assets, recapitalization, partnership, debt or equity financing, financial reorganization, liquidation and/or ceasing operations.  We may determine that it is in our best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code.  Seeking relief under the U.S. Bankruptcy Code, even if we are able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between us and our existing and potential customers, employees, and others. Further, if we were unable to implement a successful plan of reorganization, we might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.

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

In addition, the Company currently has only one employee that has software design and manufacturing engineering expertise, limiting the Company’s ability to provide service to customers and prospective customers.  The Company is continuing to negotiate with its vendors and counterparties regarding settling outstanding payables and eliminating future contractual obligations.

These factors raise substantial doubt about our ability to continue as a going concern, and our auditors have included a going concern modification in their audit report on our financial statements at December 31, 2010 and for the fiscal year then ended. As a result of this, we have discussed this going concern uncertainty and management’s plans to deal with this uncertainty in the footnotes to our consolidated financial statements.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Continuing Operations for the Three and Nine Months Ended September 30, 2011 and 2010.

Revenues.

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Gross revenues	$151	$15,287	$(15,136)	$10,658	$15,520	$(4,862)
Revenue discount	98	(3,634)	(3,732)	(96)	(3,634)	(3,538)
Net revenues	$249	$11,653	$(11,404)	$10,562	$11,886	$(1,324)

Revenues consist of digital video phones and engineering services sold directly to telecommunications service providers. For the three months ended September 30, 2011 compared with the three months ended September 30, 2010, the decrease in revenues reflects a decrease to zero in the shipments of our Ojo Vision video phones to ACN DPS.

For the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010, the decrease in revenues reflects a decrease in shipments of our Ojo Vision video phones to ACN DPS.  We do not expect ACN DPS to purchase additional video phones in 2011 and we do not have any visibility into whether ACN DPS will make any future purchases of our video phones.  Sales to ACN DPS accounted for substantially all of our total net revenues for the nine months ended September 30, 2011 and 2010, respectively.

Applicable accounting guidance requires that revenue generated from sales to ACN DPS be reduced to reflect the extent that the ACN 2009 Warrant and ACN 2010 Warrant are determined to be consideration given by a vendor to a customer for which an otherwise identifiable benefit has not been received. We recorded a non-cash revenue discount of $96 during the nine months ended September 30, 2011 to reflect the fair value of the portion of the ACN 2009 Warrant and ACN 2010 Warrant earned based on the number of units shipped through September 30, 2011.  We have adjusted the fair value of the portion of the ACN 2009 and ACN 2010 warrants at September 30,2011 and reversed non-cash revenue discount by $98.  Revenue discounts are reflected as non-cash charges that are deducted from gross revenues.

On March 8, 2011, ACN DPS informed us that, although it intends to abide by its obligations under the Master Purchase Agreement, as amended, ACN DPS expected to revise its purchase forecast downward for video phones.  On March 22, 2011, we received a significantly reduced ordering forecast from ACN DPS for the remainder of 2011, based in part on a significant build up in inventory of unsold video phones held by ACN DPS.  The Master Purchase Agreement requires ACN DPS to purchase 300,000 video phones over a two year period (through August 2012), but does not specify the timing of such purchases during the two year commitment period.  Accordingly, the Company does not expect any additional revenue from sales to ACN DPS in fiscal 2011.  The Company continues to negotiate ACN DPS order forecast for 2012.

Cost of Revenues and Gross Profit

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Cost of Revenues	$142	$12,263	$(12,121)	$9,362	$12,451	$(3,089)
Gross Profit	$107	$(610)	$717	$1,200	$(565)	$1,765

Cost of Revenues. The cost of revenues consists primarily of direct costs related to product and delivery costs. For the three months ended September 30, 2011 compared with the three months ended September 30, 2010, the $12,121 decrease in cost of revenues was the result of no shipments of video phones to ACN DPS.  For the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010, the $3,089 decrease in cost of revenues was the result of decreased shipments of video phones to ACN DPS offset by the recording of a liability of approximately $1,995 that may be owed to our contract manufacturer with respect to excess and obsolete component parts and long lead component parts purchased made by our contract manufacturer for which we do not expect to be able to utilize in production.

Gross Profit.  For the three months ended September 30, 2011 compared with the three months ended September 30, 2010, the $717 increase in gross profit was primarily the result of no vesting of ACN DPS warrants.  In 2010, a $3,634 revenue discount was recorded as a result of vesting of the warrants.      For the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010, the $1,765 increase in gross profit was primarily the result of the lesser fair value of ACN DPS warrants recorded as revenue discount in 2011 due to decrease in the market price of share of common stock of the Company.

Expenses From Continuing Operations

	For the three months ended September 30,				For the nine months ended September 30,
	2011	2010	Change		2011	2010	Change
Engineering and development	$8	$980	$(972)	(99)%	$1,013	$2,826	$(1,813)	(64)%
Operations	27	182	(155)	(85)%	375	614	(239)	(38)%
Sales and marketing	-	377	(377)	(100)%	353	1,053	(700)	(66)%
General and administrative	347	1,336	(989)	(74)%	2,494	3,809	(1,315)	(34)%
Depreciation and amortization	90	97	(7)	(7)%	276	284	(8)	(3)%
Total Expenses from Operations	$472	$2,972	$(2,500)	(84)%	$4,511	$8,586	$(4,075)	(47)%

Engineering and Development. Engineering and development expenses primarily consist of compensation, and the cost of design, programming, testing, manufacture, documentation and support of our video phone product. For the three months ended September 30, 2011 compared with the three months ended September 30, 2010, the $972 decrease in engineering and development expenses primarily reflects the decrease in staff compensation costs and product development expenditures.  For the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010, the $1,813 decrease in engineering and development expenses primarily reflects the decrease in staff compensation costs and product development expenditures.

Operations. Operating expenses consist primarily of facility operations, including information technology infrastructure and related support services. For the three months ended September 30, 2011 compared with the three months ended September 30, 2010, the $155 decrease in operations expenses primarily reflects decreased staff compensation costs and reduced consulting fees.  For the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010, the $239 decrease in operations expenses primarily reflects decreased staff compensation and reduced consulting fees.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, attendance at conferences and trade shows, travel costs, advertising, promotions and other marketing programs. For the three months ended September 30, 2011 compared with the three months ended September 30, 2010, the $377 decrease in sales and marketing expenses primarily reflects decreased compensation expenses and the reversal of a first quarter severance accrual.  All sales and marketing severance packages were settled during the second quarter.  For the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010, the $700 decrease in sales and marketing expenses primarily reflects decreased compensation and benefits expenses and the reversal of a first quarter severance accrual.

General and Administrative. General and administrative expenses consist primarily of expenditures for administration, office and facility operations, as well as finance and general management activities, including legal, accounting and professional fees. For the three months ended September 30, 2011 compared with the three months ended September 30, 2010, the $989 decrease in general and administrative expenses primarily reflect decreased staff compensation, reduced stock based compensation and the reversal of several accruals.  For the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010, the $1,315 decrease in general and administrative expenses primarily reflects decreased staff compensation costs , reduced stock based compensation costs related to employee stock options.

Other Income and  Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2011	2010	Change		2011	2010	Change
Interest and other income	$75	$2	$73	3650%	$149	$2	$147	7350%
Bad debt expense	(33)	-	(33)	-%	(51)	-	(51)	-%
Related party interest	(91)	(79)	(12)	(15)%	(228)	(249)	21	8%
Amortization of debt issuance costs	(376)	(288)	(88)	31%	(1,130)	(511)	(619)	(121)%
Total Other Income (Expense)	$(425)	$(365)	$(60)	16%	$(1,260)	$(758)	$(502)	(66)%

Interest and other income.  Other income consisted of negotiated settlements with a certain customer, adjustment in amount due a vendor and miscellaneous income. For the three months ended September 30, 2011 compared with the three months ended September 30, 2010, the increase in other income was primarily related to negotiated settlement payments, and adjustment in amount due to a vendor.  For the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010, the increase in other income was primarily related to negotiated settlement payments, adjustment in amount due vendor and miscellaneous income.

Bad debt expense.  Bad debt expense for three and nine months ended September 30, 2011 primarily relates to the costs associated with accounts receivable balances which were written off by the management as certain accounts receivable deemed uncollectible.

Related party interest.  Interest and other expense primarily reflect the accrued interest under our Revolving Loan and Security Agreement with WGI and the carrying costs under our ACN Service Agreement.  For the three and nine months ended September 30, 2011 compared with the three and nine months ended September 30, 2010, the increase in related party interest was primarily related to an increase in the  outstanding balance under revolving loan during the three month period ended September 30, 2011.  During the nine month period, the increase was not as great as we paid off some of the outstanding interest balance during the first quarter of 2011.

Amortization of Debt Issuance Costs. Amortization of debt issuance costs relates to warrants issued to WGI in March 2010 and August 2010.  For the three months ended September 30, 2011 compared with the three months ended September 30, 2010, the increase in amortization of $88 of debt issuance costs was due to amortization of additional debt issuance costs.  For the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010, the increase in amortization of $619 of debt issuance costs was due to amortization of additional debt issuance costs.

Income Taxes.  We have incurred net operating losses since inception and accordingly had no current income tax provision and have not recorded any income tax benefit for those losses, since realization of such benefit is currently uncertain.

Net Income from Discontinued Operations

Pursuant to the board of directors’ approved discontinuation of the Services segment of business, all operating results related to this segment have been reclassified and included in discontinued operations.  For the nine months ended September 30, 2011 and 2010, net income from discontinued operations of the Service segment were $101 and $0, respectively.

Liquidity and Capital Resources

As of September 30, 2011, our primary source of liquidity was borrowings from WGI under our Revolving Loan and Security Agreement.

The following table sets forth a summary of our cash flows for the dates and periods indicated:

	As of and for the Nine Months Ended September 30,
	2011	2010
Cash provided by (used in) operating activities	$567	$(1,096)
Cash (used in) investing activities	(6)	(318)
Cash (used in) provided by financing activities	(1,419)	1,944
Net (decrease) increase in cash and cash equivalents	(858)	530
Cash and cash equivalents at beginning of period	878	578
Cash and cash equivalents at end of period	$20	$1108

Operating Activities. For the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010, the increase in cash provided by operating activities primarily reflects a decrease in our overall loss offset by an increase in accounts payable and an increase in accrued expenses.

Investing Activities. For the nine months ended September 30, 2011 and 2010, the Company acquired fixed assets of $6 and $318, respectively.

Financing Activities. For the nine months ended September 30, 2011 cash used in financing activities of $1,419 was primarily due to net payments under our Revolving Loan and Security Agreement with WGI of $1,511.  For the nine months ended September 30, 2010 cash provided by financing activities was the result of net borrowings under our Revolving Loan and Security Agreement with WGI of $1,700 and proceeds from the issuance of common stock of $166.

Cash and Cash Equivalents. Cash and cash equivalents at September 30, 2011 were held for working capital purposes.

Indebtedness. Our outstanding debt as of September 30, 2011 and 2010 is summarized below:

	As of September 30,
	2011	2010
Note Payable	$113	$100
Revolving loan, with related party	2,889	3,100
Total debt	$3,002	$3,200

The weighted average annual interest rate on total debt at September 30, 2011 and 2010 was 10.0%.

As of September 30, 2011, the Company had a severance arrangement with one employee.  Under the contract, the individual is entitled to six months’ salary and benefits continuation following termination of their employment by us without cause or good reason.  The estimated future obligation under this severance arrangement, if the employee were to be terminated as of September 30, 2011, was $103 payable in installments for six months after the termination date.

Operations and Liquidity. We have incurred recurring net losses and have an accumulated deficit of $(292,937), stockholder’s deficiency of $(5,673) and a working capital deficiency of $(10,948) as of September 30, 2011.  As of September 30, 2011, we had $11,297 of liabilities. These liabilities primarily included $2,889 under the Revolving Loan and Security Agreement, $5,183 of accounts payable, $2,356 of accrued expenses, and $187 payable to related parties and $682 of other current liabilities. Substantially all of our assets are pledged pursuant to WGI under the Revolving Loan and Security Agreement.

We have limited ability to generate cash from the sale of our products.  We are dependent on obtaining cash through the private or public issuance of debt or equity securities. Given that our video phone business involves a newly developed video phone with no market penetration in an underdeveloped market sector, no assurances can be given that sufficient sales, if any, will materialize.

ACN Video Phone Purchases.  On March 8, 2011, ACN DPS informed us that, although it intends to abide by its obligations under the Master Purchase Agreement, as amended, ACN DPS expected to revise its purchase forecast downward for video phones.  On March 22, 2011, we received a significantly reduced ordering forecast from ACN DPS for the remainder of 2011, based in part on a significant build up in inventory of unsold video phones held by ACN DPS.  The Master Purchase Agreement requires ACN DPS to purchase 300,000 video phones over a two year period (through August 2012), but does not specify the timing of such purchases during the two year commitment period.  Accordingly, the Company does not expect any additional revenues from sales to ACN DPS in fiscal 2011.  The Company continues to negotiate ACN DPS order forecast for 2012

Advances Under the Revolving Loan.   In October 2009, we entered into a Revolving Loan and Security Agreement with WGI pursuant to which WGI agreed to provide to us a line of credit in the principal amount of $3,000. In March 2010, the principal amount of the line of credit was increased to $5,000, and in August 2010 the principal amount of the line of credit was increased to $7,000.  Each loan advance under the Revolving Loan and Security Agreement requires the satisfaction of certain conditions, including a condition that there shall not have occurred, in WGI’s sole discretion, any material adverse change in our business, operations or condition (financial or otherwise) or a material impairment in the prospect of repayment of any portion of our obligations under the Revolving Loan and Security Agreement.  On March 8, 2011, following our request for funds from the Revolving Loan and Security Agreement pursuant to a notice of borrowing, WGI informed us that it believes we have not satisfied the condition relating to the absence of a material adverse change or material impairment in the prospect of repayment of our obligations under the Revolving Loan and Security Agreement and, therefore, no loan advance under the Revolving Loan and Security Agreement was to be made at that time.

On March 30, 2011, we entered into the Advance Agreement with WGI.  Pursuant to the Advance Agreement, WGI agreed to provide us up to $1,200 in funds under the Revolving Loan and Security Agreement to fund specific expenses pursuant to a proposed operating budget.  The Advance Agreement also provided that our obligation to make periodic interest payments on outstanding amounts under the Revolving Loan and Security Agreement was deferred until July 1, 2011, subsequently to September 1, 2011, at which time (i) all accrued but unpaid interest is due and payable, and (ii) our obligation to make periodic interest payments under the Revolving Loan and Security Agreement resumes.  We acknowledged our failure to meet certain borrowing conditions under the Revolving Loan and Security Agreement and that WGI is not obligated to make further loan advances under the Revolving Loan and Security Agreement.  We also provided WGI and its related parties with a release of all claims relating to the Advance Agreement and the Revolving Loan and Security Agreement.  The outstanding principal balance under the Revolving Loan and Security Agreement was $2,889 and $3,019 as of October 1, 2011 and November 10, 2011, respectively.

Due to our inability to generate sufficient cash flow from operations, the lack of availability of additional loan advances under the Revolving Loan and Security Agreement (beyond the remaining funds that may be available pursuant to the Advance Agreement), and the reduction to zero of video phone orders in the near term from ACN DPS, we do not believe our current cash and cash equivalents will satisfy our projected cash requirements in the near term and through September 30, 2012 and there exists substantial doubt about our ability to continue as a going concern.  As a result, our auditors have included a going concern modification in their audit report on our financial statements at December 31, 2010 and for the fiscal year then ended, and we have disclosed this going concern uncertainty and management’s plans to deal with this uncertainty in the footnotes to our consolidated financial statements.

Given our current liquidity, we terminated our office lease obligation in Pittsford, New York, discontinued offering digital voice and video communication services to customers and substantially reduced research and development activities.  We have continued to reduce our expenses, including substantial reductions in our workforce, as we continue to explore strategic alternatives.  Our workforce has been reduced to 3 employees and one consultant.

We also believe that, based on currently projected cash inflows, we may be unable to pay future scheduled interest and/or principal payments under the Revolving Loan and Security Agreement as these obligations become due.  If WGI is not willing to waive compliance or otherwise modify our obligations such that we are able to avoid defaulting on such obligations, WGI could accelerate the maturity of our debts due to it.  Further, because WGI has a lien on all of our assets to secure our obligations under the Revolving Loan and Security Agreement, WGI could take actions under the loan agreement and seek to sell our assets to satisfy our obligations thereunder. All of these actions would likely have an immediate material adverse effect on our business, financial condition or results of operations.

In view of our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we continue to explore all strategic alternatives available to us, including, but not limited to, a sale or merger of the Company or certain of our assets, recapitalization, partnership, debt or equity financing, financial reorganization, liquidation and/or ceasing operations.  We may determine that it is in our best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code.  Seeking relief under the U.S. Bankruptcy Code, even if we are able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between us and our existing and potential customers, employees, and others. Further, if we were unable to implement a successful plan of reorganization, we might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.

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

In, addition, the Company currently has only one employee that has software design and manufacturing engineering expertise, limiting the Company’s ability to provide service to customers and prospective customers.    The Company is continuing to negotiate with its vendors and counterparties regarding settling outstanding payables and eliminating future contractual obligations.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $20 at September 30, 2011.  We held these amounts primarily in cash or money market funds.  We hold cash and cash equivalents for working capital purposes.  We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.  We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt specific hedging strategies in the future.  Any declines in interest rates, however, will reduce future interest income.  We had total outstanding debt of $2,813 at September 30, 2011.  The debt outstanding as of September 30, 2011 is subject to a fixed interest rate.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2011.  The Company’s Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2011, its disclosure controls and procedures were designed properly and were effective in ensuring that the information required to be disclosed by the Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Effective August 5, 2011, Allan Van Buhler was appointed as our Chief Administrative Officer.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we receive claims of and become subject to employment, intellectual property and other litigation related to the conduct of our business.  Given our financial position, we may also become subject to claims of nonpayment of certain of our obligations.  Any such litigation could be costly and time consuming and could divert our management from our business operations.  In connection with any such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business.  Any such litigation may materially harm our business, results of operations and financial condition.

There have been no material changes to our legal proceedings, except as noted below:

Additionally, in October, 2011, the Company filed a lawsuit against Aequus Technologies Corp and Snap Telecommunications, Inc. for breaching a settlement agreement signed in October, 2009.  The lawsuit seeks to recover more than $700,000 due to WorldGate.

The company reached an agreement with the landlord in March 2011 regarding the terms under which WorldGate would make payments against unpaid rent, utilities and other charges during the period beginning March 1, 2011 through September 31, 2011.  In October of 2011, the landlord notified WorldGate of its continued breach of the lease and its intent to use the security deposit to pay for any shortfall of the ongoing lease obligations.  WorldGate is continuing to work with the landlord on various options to resolve unpaid and future lease payment obligations.

Our liquidity issues have prevented us from paying Kentec outstanding payables of approximately $7.9 million for previously shipped video phones, component inventory and obsolete inventory.  Kentec has demanded payment for these amounts and has ceased manufacturing our video phone products until payment issues are resolved.  We are currently seeking to resolve these payment issues with Kentec but can give no assurance that Kentec will accept a resolution or settlement.

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors as described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and our quarterly report on Form 10-Q for the period ended June 30, 2011, as filed with the SEC, except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q related to such risk factors and except as described below.

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

As a result of liquidity issues, Kentec may refuse to resume manufacturing our video phone products or may in the future demand less favorable payment terms if it remains concerned about our ability to meet our obligations under the Manufacturing Agreement.  The failure to negotiate a settlement of our outstanding payables to Kentec and Kentec deciding not to manufacture additional video phones or demanding less favorable payment terms could materially and adversely affect our operating results and our business.

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

WORLDGATE COMMUNICATIONS, INC.

Dated:	November 9, 2011	/s/ Allan Van Buhler
Allan Van Buhler
Chief Administrative Officer
(Principal Executive Officer)

Dated:	November 9, 2011	/s/ Edward L. Cummings
Edward L. Cummings
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith
** Furnished herewith